Form 10-Q
period 2011-03-31
INREIT Real Estate Investment Trust
filed 2011-05-16
CIK 1412502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to

Commission File Number [000-54295]
INREIT Real Estate Investment Trust
(Exact name of registrant as specified in its charter)

North Dakota	90-0115411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 South Broadway, Suite 202, Minot, North Dakota	58701
(Address of principal executive offices)	(Zip Code)
(701) 837-1031
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2011

Common Stock, $0.01 par value per share	3,761,458.363

INREIT REAL ESTATE INVESTMENT TRUST

Item 1.	Financial Statements.
INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

	(unaudited)
	March 31,	December 31,
	2011	2010

ASSETS

PROPERTY AND EQUIPMENT, less accumulated depreciation	$318,889,395	$312,567,343

CASH AND CASH EQUIVALENTS	10,736,918	10,010,564

RESTRICTED DEPOSITS AND FUNDED RESERVES	5,944,265	5,814,623

DUE FROM RELATED PARTY	68,867	306,951

RECEIVABLES	2,139,818	2,241,896

PREPAID EXPENSES	346,814	474,602

NOTES RECEIVABLE	1,815,133	1,917,573

FINANCING COSTS, less accumulated amortization of $634,652 in 2011 and $559,017 in 2010	1,883,057	1,713,903

ASSETS HELD FOR SALE	1,108,938	1,115,618

RENT INCENTIVE, less accumulated amortization of $141,667 in 2011 and $116,667 in 2010	1,358,333	1,383,333

INTANGIBLE ASSETS, less accumulated amortization of $1,120,252 in 2011 and $953,481 in 2010	6,851,308	6,290,576

OTHER ASSETS	170,201	145,201

	$351,313,048	$343,982,183

See Notes to Consolidated Financial Statements

	(unaudited)
	March, 31	December 31,
	2011	2010

LIABILITIES

MORTGAGE NOTES PAYABLE	$195,735,493	$192,171,523

SPECIAL ASSESSMENTS PAYABLE	1,651,240	1,582,610

DIVIDENDS PAYABLE	2,803,071	2,606,033

DUE TO RELATED PARTY	254,818	544,988

TENANT SECURITY DEPOSITS PAYABLE	1,283,532	1,213,102

INVESTMENT CERTIFICATES	2,457,990	2,455,534

UNFAVORABLE LEASES, net	565,859	583,350

ACCOUNTS PAYABLE — TRADE	2,258,541	152,833

LIABILITIES RELATED TO ASSETS HELD FOR SALE	31,230	48,062

FAIR VALUE OF INTEREST RATE SWAP	174,431	194,499

DEFERRED INSURANCE PROCEEDS	7,656	6,816

ACCRUED EXPENSES	2,737,515	2,759,658

Total liabilities	209,961,376	204,319,008

COMMITMENTS — Note 14

SHAREHOLDERS’ EQUITY

NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP	105,425,781	105,012,439

BENEFICIAL INTEREST	36,100,322	34,845,235

ACCUMULATED COMPREHENSIVE LOSS	(174,431)	(194,499)

	141,351,672	139,663,175

	$351,313,048	$343,982,183

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

INCOME FROM RENTAL OPERATIONS	$11,952,383	$10,685,435

EXPENSES
Expenses from rental operations
Interest	2,954,478	2,927,798
Depreciation and amortization	2,431,970	2,212,977
Real estate taxes	1,398,655	1,220,165
Property management fees	920,628	801,262
Utilities	981,417	895,076
Repairs and maintenance	1,273,167	1,082,481
Insurance	172,391	156,529
Salary and wages	—	9,122
Food costs for residents	—	4,913
Administrative	4,454	7,432

	10,137,160	9,317,754

Administration of REIT
Administrative expenses	23,784	19,889
Advisory fees	188,570	168,826
Acquisition expenses	137,182	117,567
Director fees	9,900	8,500
Legal and accounting	219,265	99,271

	578,701	414,053

Total expenses	10,715,861	9,731,807

INCOME FROM OPERATIONS	1,236,522	953,627

OTHER INCOME
Interest income	64,546	55,910
Insurance proceeds	—	38,900

	64,546	94,809

INCOME FROM CONTINUING OPERATIONS	1,301,068	1,048,437

DISCONTINUED OPERATIONS
Income from discontinued operations, including gain on disposal of $180,374 in 2010 and depreciation expense of $8,099 in 2011 and $1,342 in 2010	20,428	189,842

NET INCOME	1,321,496	1,238,278

NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	972,111	952,962

NET INCOME ATTRIBUTABLE TO INREIT REAL ESTATE INVESTMENT TRUST	$349,385	$285,317

NET INCOME PER COMMON SHARE
Basic and diluted	$0.09	$0.10

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

		Common	Accumulated	Total		Accumulated
	Common	Shares	Earnings	Beneficial	Noncontrolling	Comprehensive
	Shares	Amount	(Deficit)	Interest	Interest	Loss	Total
BALANCE, DECEMBER 31, 2009	2,859,039	$32,038,916	$(6,067,369)	$25,971,547	$100,046,173	$(168,332)	$125,849,388
Issuance of common shares	122,479	1,714,700		1,714,700			1,714,700
Contribution of assets in exchange for the issuance of noncontrolling interest shares					946,336		946,336
Repurchase of shares	(45,024)	(583,632)		(583,632)			(583,632)
Dividends
Dividends declared			(572,694)	(572,694)	(1,904,547)		(2,477,241)
Dividends reinvested	25,664	341,329		341,329			341,329
UPREIT units converted to REIT common shares	12,888	162,384		162,384	(162,384)		—
Increase in fair value of interest rate swap						10,860	10,860
Syndication costs			(128,165)	(128,165)	(39,978)		(168,120)
Net income			285,317	285,317	952,962		1,238,276

BALANCE, March 31, 2010	2,975,046	$33,673,697	$(6,482,911)	$27,190,786	$99,838,562	$(157,472)	$126,871,876

(continued on next page)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — page 2

		Common	Accumulated	Total		Accumulated
	Common	Shares	Earnings	Beneficial	Noncontrolling	Comprehensive
	Shares	Amount	(Deficit)	Interest	Interest	Loss	Total

BALANCE, DECEMBER 31, 2010	3,602,853	$42,284,483	$(7,439,249)	$34,845,235	$105,012,439	$(194,499)	$139,663,175

Issuance of common shares	123,521	1,712,311		1,712,311			1,712,311
Contribution of assets in exchange for the issuance of noncontrolling interest shares					1,698,549		1,698,549
Repurchase of shares	(34,171)	(430,560)		(430,560)			(430,560)
Dividends
Dividends declared			(750,775)	(750,775)	(2,106,867)		(2,857,642)
Dividends reinvested	31,806	423,016		423,016			423,016
UPREIT units converted to REIT common shares	6,548	82,509		82,509	(82,509)		—
Syndication costs			(130,799)	(130,799)	(67,942)		(198,741)
Increase in fair value of interest rate swap						20,068	20,068
Net income			349,385	349,385	972,111		1,321,496

BALANCE, March 31, 2011	3,730,557	$44,071,759	$(7,971,438)	$36,100,322	$105,425,781	$(174,431)	$141,351,672

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010

OPERATING ACTIVITIES
Net income	$1,321,496	$1,238,279
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of property and equipment	—	(189,374)
Gain due to insurance proceeds	—	(38,900)
Loss on impairment of property	—	—
Depreciation	2,193,722	2,018,493
Amortization	246,347	181,855
Effects on operating cash flows due to changes in
Tenant security deposits	(59,930)	30,463
Due from related party	238,084	841,962
Receivables	102,078	94,472
Prepaid expenses	127,788	166,182
Other assets	(25,000)	(24,225)
Due to related party	21,722	56,299
Tenant security deposits payable	70,430	20,252
Accounts payable	(92,160)	1,076
Liabilities related to assets held for sale	(16,832)	—
Accrued expenses	(74,063)	(337,626)

NET CASH FROM OPERATING ACTIVITIES	4,053,682	4,059,208

INVESTING ACTIVITIES
Purchase of property and equipment	(188,794)	(4,335,138)
Purchase of intangible assets	(727,501)	(1,935,564)
Proceeds from sale of property and equipment	—	693,217
Insurance proceeds received	—	414,463
Real estate tax and insurance escrows	(802,082)	(549,932)
Notes receivable payments received	13,091	9,909
Deferred insurance proceeds	840	(141,436)
Net payments from (deposits to) replacement reserve	(32,442)	105,765
Net payments from exchange escrow	764,306	653,043

NET CASH USED FOR INVESTING ACTIVITIES	(972,582)	(5,085,673)

(continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS — page 2

	2011	2010

FINANCING ACTIVITIES
Payments for financing costs	(244,790)	(167,894)
Proceeds from investment certificates issued	2,456	12,877
Payments on investment certificates		—
Proceeds from issuance of mortgage notes payable	1,287,000	3,472,000
Principal payments on mortgage notes payable	(1,987,512)	(4,950,074)
Net change in notes payable	—	3,880,196
Payments on construction payable	—	(332,116)
Proceeds from issuance of shares	1,712,311	1,714,700
Repurchase of shares	(430,560)	(583,632)
Distributions paid	(2,183,017)	(2,031,878)
Payment of syndication costs	(510,634)	(183,780)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(2,354,746)	830,399

NET CHANGE IN CASH AND CASH EQUIVALENTS	726,354	(196,066)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,010,564	8,702,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,736,918	$8,479,916

SCHEDULE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$2,915,341	$2,914,647

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Distributions reinvested	$423,016	$341,329

Distributions declared and not paid	$750,775	$572,694

UPREIT distributions declared and not paid	$2,106,867	$1,904,547

UPREIT units converted to REIT common shares	$82,509	$162,384

Acquisition of assets in exchange for the issuance of noncontrolling interest shares in UPREIT	$1,698,549	$946,336

Acquisition of assets through assumption of debt and property purchased with financing	$4,264,480	$—

Acquisition of assets included in payables	$—	$578,746

Increase in land improvements due to increase in special assessments payable	$68,630	$23,219

Unrealized (gain) loss on interest rate swap	$(20,068)	$(10,860)

Accounts payable relating to the acquisition assets	$2,197,872	$—

Acquisition of assets with reduction of notes receivable	$89,349	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
NOTE 1 — ORGANIZATION
The INREIT Real Estate Investment Trust (“INREIT”) is a registered, but unincorporated business trust organized in North Dakota in November 2002. INREIT has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75 percent of the assets of a REIT must consist of real estate assets and that 75 percent of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.
INREIT previously established an operating partnership (INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. The general partner has management responsibility for all activities of the operating partnership. As of March 31, 2011 and December 31, 2010, INREIT had an ownership percentage of approximately 26.2 and 23.0 percent respectively. INREIT Properties, LLLP is the 100% owner of Grand Forks Inreit, LLC, Minot Vista Properties, LLC, Autumn Ridge Inreit, LLC, Bismarck Interstate INREIT, LLC, 32nd Avenue Inreit, LLC, INREIT BL Mankato, LLC, INREIT BL Janesville, LLC, INREIT BL Eau Claire, LLC, INREIT BL Stevens Point, LLC, INREIT BL Sheboygan, LLC, INREIT BL Oshkosh, LLC, INREIT BL Onalaska, LLC, INREIT BL Grand Forks, LLC, INREIT BL Marquette, LLC, INREIT BL Bismarck, LLC, INREIT Stonybrook, LLC, INREIT Alexandria, LLC, INREIT Batesville, LLC, INREIT Fayetteville, LLC, INREIT Laurel, LLC, Sierra Ridge, LLC, and a 50% owner of Marketplace Investors, LLC,
NOTE 2 — PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.
The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of March 31, 2011 and consolidated statements of operations and comprehensive loss, consolidated statements of changes in equity, and consolidated statements of cash flows for the three month periods ended March 31, 2011 and 2010 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2011 and our consolidated results of operations and our consolidated cash flows for the three month periods ended March 31, 2011 and 2010. These adjustments are of a normal recurring nature.
(continued on next page)

Notes to Consolidated Financial Statements
Principles of Consolidation
The consolidated financial statements include the accounts of INREIT; INREIT Properties, LLLP; Grand Forks Inreit, LLC; Minot Vista Properties, LLC; Autumn Ridge Inreit, LLC; Bismarck Interstate INREIT, LLC; 32nd Avenue Inreit, LLC; INREIT BL Mankato, LLC; INREIT BL Janesville, LLC; INREIT BL Eau Claire, LLC; INREIT BL Stevens Point, LLC; INREIT BL Sheboygan, LLC; INREIT BL Oshkosh, LLC; INREIT BL Onalaska, LLC; INREIT BL Grand Forks, LLC; INREIT BL Marquette, LLC; INREIT BL Bismarck, LLC; INREIT Stonybrook, LLC; INREIT Alexandria, LLC; INREIT Batesville, LLC; INREIT Fayetteville, LLC; INREIT Laurel, LLC; Sierra Ridge, LLC; and Marketplace Investors, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.
Principal Business Activity
INREIT has a sole general partner interest in INREIT Properties, LLLP, which owns and operates the following property:
Residential Property
•	2,219 and 204 units respectively in Fargo and West Fargo, North Dakota.

•	533 units in Grand Forks, North Dakota.

•	470 units in Bismarck, North Dakota.

•	316 units in Omaha, Nebraska.

•	14 units in Hawley, Minnesota.

•	16 unit assisted living facility in Williston, North Dakota.

•	193 unit assisted living facility in Bismarck, North Dakota.
Commercial Property
•	15,010 square foot office building in Minot, North Dakota.

•	38,300 square foot retail complex in Norfolk, Nebraska.

•	15,000 square foot office and retail complex in Fargo, North Dakota.

•	28,500 square foot office and retail complex in Fargo, North Dakota.

•	30,200 square foot retail facility in Waite Park, Minnesota.

•	17,000 square foot office building in Fargo, North Dakota.

•	124,306 square foot office complex in Fargo, North Dakota.

•	10,810 square foot office building in St. Cloud, Minnesota.

•	95,961 square foot office building in Duluth, MN.

•	11,973 square foot office building in Fargo, North Dakota.

•	21,492 square foot office building and 1,625 square foot storage area in Grand Forks, North Dakota.

•	102,448 square foot office building in Edina, Minnesota.

•	5,043 square foot restaurant in Bloomington, Minnesota.

•	5,576 square foot restaurant in Coon Rapids, Minnesota.

•	4,936 square foot restaurant in Savage, Minnesota.

•	7,296 square foot restaurant in Austin, Texas.

•	15,400 square foot commercial building in Mandan, North Dakota.

•	4,997 square foot restaurant in Apple Valley, Minnesota.
(continued on next page)

Notes to Consolidated Financial Statements
INREIT Properties, LLLP is the 100% owner of Grand Forks INREIT, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. INREIT Properties, LLLP is also the 50% owner of Marketplace Investors, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota.
INREIT Properties, LLLP is the owner of INREIT 32nd, LLC, which owns and leases a commercial building with approximately 31,000 square feet of rental space in Fargo, North Dakota.
INREIT Properties, LLLP is the owner of Autumn Ridge INREIT, LLC which owns and leases two 36 unit residential apartment buildings in Grand Forks, North Dakota.
INREIT Properties, LLLP is the owner of Sierra Ridge, LLC which owns and leases a 136 unit residential apartment complex in Bismarck, North Dakota.
INREIT Properties, LLLP owns a 2/3 interest as a tenant in common of a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota.
INREIT Properties, LLLP is the owner of Bismarck Interstate INREIT, LLC, which owns and leases two commercial buildings with approximately 75,000 square feet of rental space in Bismarck, North Dakota.
INREIT Properties, LLLP is the owner of INREIT Somerset, LLC, which owns and leases a 75 unit residential apartment complex in Fargo, North Dakota.
INREIT Properties, LLLP is the owner of INREIT Stonybrook, LLC, which owns and leases a 148 unit residential apartment complex in Omaha, Nebraska.
INREIT Properties, LLLP is the owner of INREIT Alexandria, LLC, INREIT Batesville, LLC, INREIT Fayetteville, LLC, and INREIT Laurel, LLC which own a total of four separate commercial properties totaling 58,750 square feet. These properties are located in Alexandria, Louisiana, Batesville, Arkansas, Fayetteville, Arkansas, and Laurel, Mississippi.
INREIT Properties, LLLP is the owner of INREIT BL Mankato, LLC, INREIT BL Janesville, LLC, INREIT BL Eau Claire, LLC, INREIT BL Stevens Point, LLC, INREIT BL Sheboygan, LLC, INREIT BL Oshkosh, LLC, INREIT BL Onalaska, LLC, INREIT BL Grand Forks, LLC, INREIT BL Marquette, LLC, and INREIT BL Bismarck, LLC, which own a total of ten separate commercial properties totaling 124,686 square feet. These properties are located in Mankato, Minnesota; Janesville, Wisconsin; Eau Claire, Wisconsin; Stevens Point, Wisconsin; Sheboygan, Wisconsin; Oshkosh, Wisconsin; Onalaska, Wisconsin; Grand Forks, North Dakota; Marquette, Michigan; and Bismarck, North Dakota.
INREIT Properties, LLLP is the 81.25% owner of Eagle Run Partnership, which owns and leases a 144 unit residential apartment complex in West Fargo, North Dakota.
(continued on next page)

Notes to Consolidated Financial Statements
Concentration of Credit Risk
INREIT’s cash balances are maintained in various bank deposit accounts. The bank deposit accounts may exceed federally insured limits at various times throughout the year.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Property and Equipment
INREIT accounts for its property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of their fair value. Techniques used to estimate fair value include an appraisal of the property by a certified independent appraiser at the time of acquisition.
Equipment, furniture and fixtures purchased by INREIT are stated at cost less accumulated depreciation. All costs associated with the development and construction of real estate investments, including acquisition fees and interest, are capitalized as a cost of the property. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for routine maintenance and repairs, which do not add to the value or extend useful lives, are charged to expense as incurred.
Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Furniture and fixtures	9 years
Depreciation expense for the three months ended March 31, 2011 and 2010 totaled $2,193,722 and $2,018,493 respectively.
Annually, INREIT evaluates its real estate investments for significant changes in the operations to assess whether any impairment indications are present, including recurring operating losses and significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.
Cash and Cash Equivalents
Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.
(continued on next page)

Notes to Consolidated Financial Statements
Receivables
Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of March 31, 2011 and December 31, 2010, management determined that no allowance was necessary for uncollectible receivables.
Other assets
Lease intangibles represent the allocation of a portion of the purchase price of a property acquisition representing the estimated value of in-place leases and above-market lease terms. Intangible assets are comprised of finite-lived and indefinite-lived assets. Indefinite-lived assets are not amortized. Finite-lived intangibles are amortized over their expected useful lives.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at March 31, 2011 or December 31, 2010.
Rental Incentives
Rental incentives consist of up-front cash payments to lessees to sign the lease. Rental incentives are amortized against rental income over the term of the lease.
Noncontrolling Interest
Interests in the operating partnership held by limited partners are represented by operating partnership units. The operating partnerships’ income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the operating partnership agreement.
Financing Costs
Financing costs incurred in connection with financing have been capitalized and are being amortized over the life of the financing using the straight-line method
Syndication Costs
Syndication costs consist of costs paid to attorneys, accountants, and selling agents, related to the raising of capital. These fees are paid based on management’s discretion. Syndication costs are recorded as a reduction to equity and noncontrolling interest.
(continued on next page)

Notes to Consolidated Financial Statements
Federal Income Taxes
INREIT has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code. A REIT calculates taxable income similar to other domestic corporations, with the major difference being that a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90 percent of its taxable income. If it chooses to retain the remaining 10 percent of taxable income, it may do so, but it will be subject to a corporate tax on such income. REIT shareholders are taxed on REIT distributions of ordinary income in the same manner as they are taxed on other corporate distributions.
INREIT intends to continue to qualify as a real estate investment trust as defined by the Internal Revenue Code and, as such, will not be taxed on the portion of the income that is distributed to the shareholders. In addition, INREIT intends to distribute all of its taxable income, therefore, no provision or liability for income taxes have been recorded in the financial statements.
INREIT Properties, LLLP is organized as a limited partnership. Income or loss is allocated to the partners in accordance with the provisions of the Internal Revenue Code 704(b) and 704(c). UPREIT status allows non-recognition of gain by an owner of appreciated real estate if that owner contributes the real estate to a partnership in exchange for partnership interest. The conversion of partnership interest to shares of beneficial interest in the REIT will be a taxable event to the limited partner.
INREIT has adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10, on January 1, 2009. The implementation of this standard had no impact on the financial statements. As of both the date of adoption, and as of March 31, 2011, the unrecognized tax benefit accrual was zero. The Company is no longer subject to Federal tax examinations by tax authorities for years before 2007 and state examinations for years before 2007.
Recent Accounting Pronouncements
We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.
Revenue Recognition
Housing units are rented under short-term lease agreements. Commercial space is rented under long-term lease agreements.
INREIT derives over 95% of its revenues from tenant rents and other tenant-related activities. Tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. INREIT records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of INREIT’s leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $62,691 and $122,000 in 2011 and 2010. The straight-line receivable balance included in receivables on the consolidated balance sheet as of March 31, 2011 and December 31, 2010 was $1,472,755 and $1,410,063 respectively. INREIT receives payments for these reimbursements from substantially all its multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which are immaterial, are recognized in the subsequent year.
(continued on next page)

Notes to Consolidated Financial Statements
Earnings per Common Share
Basic earnings per common share (“Basic EPS”) is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. The Company had no dilutive potential common shares as of March 31, 2011 or 2010, and therefore, basic earnings per common share were equal to diluted earnings per common share for both periods.
For the three months ended March 31, 2011 and 2010, the denominator of the basic and diluted earnings per common share were approximately 3,740,568 and 2,942,334 shares respectively.
NOTE 3 — PROPERTY AND EQUIPMENT
Property and equipment as of March 31, 2011 and December 31, 2010:

	2011	2010

Land and land improvements	$43,316,971	$42,021,838
Building and improvements	288,494,686	281,669,671
Furniture and fixtures	13,377,205	12,989,679

	345,188,862	336,681,188
Less accumulated depreciation	(25,215,457)	(23,021,736)

	$319,973,405	$313,659,452
Less: property and equipment included in assets held for sale	(1,084,010)	(1,092,109)

	$318,889,395	$312,567,343

There were no insurance proceeds received during the first three months of 2011. During the first three months of 2010, INREIT received insurance proceeds in the amount of $414,463 for damages caused by a storm on twenty properties. INREIT reduced the book value of the property and equipment by $375,563 and recorded income in the amount of $38,900.
NOTE 4 — HEDGING ACTIVITIES
As part of INREIT’s interest rate risk management strategy, INREIT uses a derivative instrument to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives the Company entered into an interest rate swap in the amount of $1,293,900 to provide a fixed rate of 7.25%, which matures on April 15, 2020. The swap was issued at approximate market terms and thus no fair value adjustment was recorded at its inception. The carrying amount of the swap has been adjusted to its fair value at the end of the year, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swap. This interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income. As of March 31, 2011 and December 31, 2010, INREIT has recorded a liability and other comprehensive loss of $174,431 and $194,499 respectively.
(continued on next page)

Notes to Consolidated Financial Statements
NOTE 5 — LEASE INTANGIBLES
The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	March 31, 2011
	Lease	Accumulated	Lease
	Intangibles	Amortization	Intangibles, net

In-place leases	$6,439,516	$(1,048,397)	$5,391,119
Above-market leases	1,532,042	(71,853)	1,460,189
Below-market leases	(682,497)	116,638	(565,859)

	$7,289,061	$(1,003,612)	$6,285,449

	December 31, 2010
	Lease	Accumulated	Lease
	Intangibles	Amortization	Intangibles, net

In-place leases	$6,116,650	$(902,685)	$5,213,965
Above-market leases	1,127,407	(50,796)	1,076,611
Below-market leases	(682,497)	99,147	(583,350)

	$6,561,560	$(854,334)	$5,707,226

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending March 31,	Amount

2012	$596,970
2013	596,970
2014	596,970
2015	596,970
2016	596,970
Thereafter	3,300,599

$6,285,449

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of March 31, 2011 was 11.7 years.
(continued on next page)

Notes to Consolidated Financial Statements
NOTE 6 — SHORT TERM NOTES PAYABLE
The Company has a $5,000,000 variable rate (1-month LIBOR plus 1.85%) line of credit agreement with Wells Fargo Bank, which expires in March 2012. At March 31, 2011 and December 31, 2010 there was no outstanding balance on the line of credit and $5,000,000 remained available for borrowings. The note is secured by a property.
NOTE 7 — MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of:

	2011	2010

5.26% mortgage note payable, due in monthly installments of $38,283, including interest until July 2013, secured by a mortgage on property, security agreement, and an assignment of rents (Note 14)	$6,076,832	$6,111,450

7.15% mortgage note payable, due in monthly installments of $5,439, including interest, unpaid principal and interest due March 2011, secured by a mortgage on property and a security interest in cash or investment accounts with the lender	—	722,603

7.25% mortgage note payable, due in varying monthly installments of approximately $9,500, including interest, unpaid principal and interest due April 2020, secured by a mortgage on property and a security interest in cash or investment accounts held with the lender	1,158,238	1,165,072

Variable rate mortgage note payable, interest fixed at 6.00% through June 2010, thereafter adjusted every 5 years, due in monthly installments of $15,356 until July 2025, secured by a mortgage on property and an assignment of rents	1,744,429	1,763,803

5.74% mortgage note payable, due in monthly installments of $18,945, including interest, until January 2016, secured by a mortgage on property, security agreement, and an assignment of rents	3,019,913	3,033,277
(continued on next page)

Notes to Consolidated Financial Statements

	2011	2010

5.92% mortgage note payable, due in monthly installments of $22,291, including interest, until November 2019, secured by a mortgage on property and guaranty of owners	3,535,642	1,183,348

5.46% mortgage note payable, due in monthly installments of $17,524, including interest, until August 2019, secured by a mortgage on property	2,832,900	948,892

7.00% mortgage note payable, due in monthly installments of $35,628, including interest, until May 2022, secured by a mortgage on property (Note 14)	5,105,065	5,121,897

5.93% mortgage note payable, due in monthly installments of $45,224, including interest, until August 2017, secured by a mortgage on property and assignment of rents and leases	7,258,519	7,286,288

6.65% mortgage note payable, due in monthly installments of $9,798, including interest, until May 2014, remainder due at that time, secured by a mortgage on property	1,322,927	1,330,240

5.33% mortgage note payable, due in monthly installments of $68,688, including interest, until September 2020, secured by a mortgage on property	6,133,681	6,256,916

5.96% mortgage note payable, due in monthly installments of $20,297, including interest, until July 2021, secured by a mortgage on property, security agreement, and an assignment of rents	3,180,420	3,193,791

6.67% mortgage note payable, due in monthly installments of $21,872, including interest, until December 2013, secured by a mortgage on property, security agreement, and an assignment of rents	2,726,613	2,746,540

7.18% mortgage note payable, due in monthly installments of $16,258, including interest, until January 2013, secured by a mortgage on property, security agreement, and an assignment of rents	1,902,963	1,917,407

6.30% mortgage note payable, due in monthly installments of $4,224, including interest, until October 2017, remainder due at that time, secured by a mortgage on property and business assets	653,245	655,605

6.30% mortgage note payable, due in monthly installments of $2,032, including interest, until October 2017, remainder due at that time, secured by a mortgage on property and business assets	314,180	315,315
(continued on next page)

Notes to Consolidated Financial Statements

	2011	2010

6.10% mortgage note payable, due in monthly installments of $13,862, including interest, until December 2017, remainder due at that time, secured by a mortgage on property and business assets	2,191,406	2,199,492

6.10% mortgage note payable, due in monthly installments of $12,680, including interest, until December 2017, remainder due at that time, secured by a mortgage on property and business assets	2,004,598	2,011,994

6.59% mortgage note payable, due in monthly installments of $6,700, including interest, until December 2012, remainder due at that time, secured by a mortgage on property	920,037	924,753

6.23% mortgage note payable, due in monthly installments of $13,642, including interest, until January 2013, remainder due at that time, secured by mortgage on property	1,932,212	1,942,926

6.73% mortgage note payable, due in monthly installments of $17,314, including interest, until December 2013, remainder due at that time, secured by mortgage on property, security agreement, and an assignment of rents	2,149,220	2,164,828

5.03% mortgage note payable, due in monthly installments of $19,122, including interest, until September 2019, remainder due at that time, secured by mortgage on property, security agreement, and an assignment of rents	3,233,815	3,250,378

7.06% - 7.65% mortgage notes payable, due in various monthly installments of principal and interest, until March 2016, remainder due at that time, secured by mortgage on property and assignment of rents	13,288,229	13,519,564

5.72% mortgage note payable, due in monthly installments of $17,683, including interest, until January 2013, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	2,642,459	2,657,576

5.50% mortgage note payable, due in monthly installments of $3,735, including interest, until June 2013, remainder due at that time, secured by mortgage on property	574,250	577,634
(continued on next page)

Notes to Consolidated Financial Statements

	2011	2010

5.98% mortgage note payable, due in monthly installments of $11,965, including interest, until September 2017, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	1,939,399	1,946,227

5.93% mortgage note payable, due in monthly installments of $15,174, including interest, until September 2017, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	2,471,950	2,480,731

6.15% mortgage note payable, due in monthly installments of $6,862, including interest, until July 2016, remainder due at that time, secured by mortgage on property	954,251	960,104

6.15% mortgage note payable, due in monthly installments of $35,057, including interest, until June 2015, remainder due at that time, secured by mortgage on property and an assignment of rents	5,506,393	5,526,684

6.00% mortgage note payable, due in monthly installments of $13,084, including interest, until May 2015, remainder due at that time, secured by mortgage on property and an assignment of rents	2,082,612	2,092,259

6.83% mortgage note payable, due in monthly installments of $2,800, including interest, until June 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	390,783	392,490

6.83% mortgage note payable, due in monthly installments of $12,500, including interest, until June 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	1,699,415	1,707,794

Variable rate mortgage note payable (5.95% at March 31, 2011 and December 31, 2010), adjusted every three years, due in monthly installments of $7,700, including interest, until April 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	1,132,954	1,139,135

6.83% mortgage note payable, due in monthly installments of $5,100, including interest, until June 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	702,999	706,255

6.83% mortgage note payable, due in monthly installments of $2,500, including interest, until June 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	343,743	345,354
(continued on next page)

Notes to Consolidated Financial Statements

	2011	2010

5.60% mortgage note payable, due in monthly installments of $12,658, including interest, until December 2012, remainder due at that time, secured by mortgage on property and an assignment of rents	1,921,480	1,932,446

6.25% mortgage note payable, due in monthly installments of $25,200, including interest, until August 2015, remainder due at that time, secured by mortgage on property and an assignment of rents	3,619,335	3,638,170

5.96% mortgage note payable, due in monthly installments of $6,727, including interest, until October 2015, remainder due at that time, secured by mortgage on property	993,585	998,908

5.96% mortgage note payable, due in monthly installments of $11,488, including interest, until October 2015, remainder due at that time, secured by mortgage on property	1,696,727	1,705,818

6.96% mortgage note payable, due in monthly installments of $16,897, including interest, until June 2013, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	2,033,264	2,048,400

7.80% mortgage note payable, due in monthly installments of $12,914, including interest, until September 2014, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	1,515,317	1,524,394

Variable rate mortgage note payable (4.00% at March 31, 2011 and December 31, 2010), adjusted every three years, due in monthly installments of $31,300, including interest, until December 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	5,572,206	5,610,116

5.50% mortgage note payable, due in monthly installments of $16,024, including interest, until December 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	2,474,185	2,488,100

5.60% mortgage note payable, due in monthly installments of $14,905, including interest, until December 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	2,279,616	2,291,940

6.96% mortgage note payable, due in monthly installments of $24,848, including interest, until June 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	2,990,097	3,012,356
(continued on next page)

Notes to Consolidated Financial Statements

	2011	2010

6.96% mortgage note payable, due in monthly installments of $22,198, including interest, until July 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	2,677,820	2,697,589

5.64% construction note payable, due in monthly installments of $116,225, including interest, until June 2015, remainder due at that time, secured by mortgage on property and an assignment of the executed lease	15,582,402	15,670,622

5.96% mortgage note payable, due in monthly installments of $5,955, including interest, until January 2016, remainder due at that time, secured by mortgage on property and an assignment of rents	882,900	887,416

5.50% mortgage note payable, due in monthly installments of $7,492, including interest, until July 2014, remainder due at that time, secured by mortgage on property and an assignment of rents	1,180,266	1,186,677

5.40% mortgage note payable, due in monthly installments of $34,815, including interest, until April 2015, remainder due at that time, secured by mortgage on property and an assignment of rents	5,859,397	5,884,498

5.75% mortgage note payable, due in monthly installments of $8,551, including interest, until May 2019, remainder due at that time, secured by mortgage on property and an assignment of rents	1,310,534	1,317,330

5.75% mortgage note payable, due in monthly installments of $12,742, including interest, until March 2014, remainder due at that time, secured by mortgage on property and corporate guaranty	1,701,164	1,714,798

5.75% mortgage note payable, due in monthly installments of $7,545, including interest, until May 2019, remainder due at that time, secured by mortgage on property and an assignment of rents	1,156,323	1,162,319

5.68% mortgage note payable, due in monthly installments of $63,989, including interest, until October 2015, remainder due at that time, secured by mortgage on property, security agreement, and assignment or rents and leases	10,080,110	10,128,451

5.69% mortgage note payable, due in monthly installments of $20,960, including interest, until April 2025 remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	2,433,067	2,461,070
(continued on next page)

Notes to Consolidated Financial Statements

	2011	2010

6.85% mortgage note payable, due in monthly installments of $49,216, including interest, until March 2034 remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	6,829,915	6,860,254

6.85% mortgage note payable, due in monthly installments of $38,325, including interest, until August 2033, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	5,261,796	5,286,382

5.40% mortgage note payable, due in monthly installments of $19,682, including interest, until March 2015, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	3,423,180	3,435,885

6.07% mortgage note payable, due in monthly installments of $21,542, including interest, until October 2024, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	2,405,787	2,433,614

4.25% mortgage note payable, due in monthly installments of $38,325, including interest, until August 2011, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	6,549,223	6,549,223

4.95% mortgage note payable, due in monthly installments of $5,989, including interest, until August 2015, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	1,009,905	1,015,327

5.55% mortgage note payable, due in monthly installments of $4,159, including interest, until December 2017, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	670,751	675,340

4.00% mortgage note payable, due in monthly installments of $12,932, including interest, until December 2013, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	2,442,914	2,450,000

5.25% mortgage note payable, due in monthly installments of $7,569, including interest, until January 2016, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	1,110,733	1,114,500
(continued on next page)

Notes to Consolidated Financial Statements

	2011	2010

4.25% mortgage note payable, due in monthly installments of $20,900 including interest, until December 2013, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	3,658,200	3,690,961

5.00% mortgage note payable, due in monthly installments of
$7,580 including interest, until March 2016, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	1,287,000	—

	$195,735,494	$192,171,524

The mortgage notes agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of March 31, 2011 and December 31, 2010, the Company was in compliance with all covenants with exception of one loan on a retail property in Fargo, North Dakota for which it has received a one year waiver from the lender.
NOTE 8 — FAIR VALUE MEASUREMENT
In September 2006 the FASB issued ASC 820-10 and in February 2007 issued ASC 825-10. Both standards address the aspects of the expanding application of fair value accounting. Effective January 1, 2008, INREIT adopted ASC 820-10 and ASC 825-10. There were no adjustments to accumulated deficit as a result of the adoption of ASC 820-10. ASC 825-10 permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. INREIT has elected not to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value.
(continued on next page)

Notes to Consolidated Financial Statements
ASC 820-10 established a three-level valuation hierarchy for fair value measurement. Management uses these valuation techniques to establish the fair value of the assets at the measurement date. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets;
•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable;

•	Level 3 — Instruments whose significant inputs are unobservable.
Assets measured at fair value on a recurring basis in accordance with ASC 820-10:

		Quoted	Significant	Significant
	Total	Prices:	Other Inputs:	Nonobservable
Liability	03/31/11	Level 1	Level 2	Inputs: Level 3

Fair value of interest rate swap	$174,431	$—	$174,431	$—

		Quoted	Significant	Significant
	Total	Prices:	Other Inputs:	Nonobservable
Liability	12/31/10	Level 1	Level 2	Inputs: Level 3

Fair value of interest rate swap	$194,499	$—	$194,499	$—

NOTE 9 — NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIPS
As of March 31, 2011 and December 31, 2010, noncontrolling shareholders partnership units totaled 10,503,955 and 10,389,178, respectively. As of March 31, 2011 and, 2010, INREIT had declared distributions of $2,106,867 and $1,904,547, respectively, to noncontrolling interest shareholders to be paid in April 2011 and 2010. Distributions per unit were $.20125 and $.19250 during the first three months of 2011 and 2010 respectively.
During the first three months of 2011 and 2010 noncontrolling shareholders converted 6,548 and 12,888 partnership units to INREIT shares, totaling $82,509 and $162,384, respectively.
Limited partners in the operating partnership have the right to require the operating partnership to redeem their limited partnership units for cash after a minimum three-year holding period. Upon a redemption request, INREIT has the right to purchase the partnership units either with cash or INREIT shares, in its discretion, on the basis of one partnership unit for one INREIT share. However, payment will be in cash if the issuance of INREIT shares will cause the shareholder to exceed the ownership limitations, among other reasons. No limited partner will be permitted more than two redemptions during any calendar year, and no redemptions may be made for less than 1,000 limited partnership units or, if such limited partner owns less than 1,000 limited partnership units, all of the limited partnership units held by such limited partner.
(continued on next page)

Notes to Consolidated Financial Statements
NOTE 10 — BENEFICIAL INTEREST
The Company is authorized to issue 10,000,000 shares of beneficial interest with $.01 par value and 50,000,000 preferred shares with $.01 par value, which collectively represent the beneficial interest of the Company. As of March 31, 2011 and December 31, 2010, there were 3,730,557 and 3,602,853, respectively, shares outstanding.
Distributions paid to holders of beneficial interest were $.20125 and $.1925 for the three months ending March 31, 2011 and 2010, respectively.
NOTE 11 — RELATED PARTY TRANSACTIONS
Property Management Fee
During 2011 and 2010, INREIT paid property management fees of 5 percent of rents to INREIT Management, LLC. The management team of INREIT Management, LLC consists of Board of Trustee members Kenneth Regan and James Wieland. For the three month periods ended March 31, 2011 and March 31, 2010, INREIT paid management fees of $3,175 and $3,303, respectively, to INREIT Management, LLC.
During 2011 and 2010, INREIT paid property management fees of 5 percent of rents to Goldmark Property Management. The management team of Goldmark Property Management consists of Board of Trustee members Kenneth Regan and James Wieland. For the three month periods ended March 31, 2011 and 2010, INREIT incurred management fees of $892,412 and $769,879, respectively, to Goldmark Property Management.
Director Fees
INREIT paid director fees of $9,900 and $8,500 during the three months ended March 31, 2011 and 2010, respectively.
Advisory Management Fees
For the three months ended March 31, 2011 and 2010, INREIT incurred $188,570 and $168,826 to INREIT Management, LLC for advisory management fees. As of March 31, 2011 and December 31, 2010, the Company owed INREIT Management, LLC $61,055 and $60,558, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage the day-to-day operations of INREIT, and is paid based on .50% of net invested assets during 2011 and 2010.
Acquisition Fees
During the three months ended March 31, 2011 and 2010, INREIT incurred $172,565 and $197,100 respectively, to INREIT Management, LLC for acquisition and financing fees. These fees are for performing due diligence on properties acquired in an I.R.C Section 721 exchange, and are paid on 3% of the purchase price up to a maximum of $300,000 per individual property in 2011 and 2010. One half of the acquisition fee is allocated to the cost of ongoing financing activities required during the life of the acquisition. There were no acquisition fees owed to INREIT Management, LLC as of March 31, 2011. As of March 31, 2001 and December 31, 2010, INREIT owed $193,763 and $172,537 respectively to INREIT Management, LLC for acquisition fees.
(continued on next page)

Notes to Consolidated Financial Statements
Commissions
During the three months period ended March 31, 2011 and 2010, INREIT incurred brokerage fees of $82,833 and $1,437, respectively, to Roger Domres, or entities owned by Roger Domres, stockholder of INREIT and a former shareholder of INREIT Management, LLC. Brokerage fees are paid based on 4% of UPREIT units and 8% of INREIT units sold. During the three month periods ended March 31, 2011 and 2010, INREIT incurred marketing fees of $19,063 and $19,803 respectively, to HSC Partner, LLC, an entity owned by Roger Domres. Marketing fees are paid based on 2% of INREIT units sold. As of December 31, 2010, INREIT owed $111,058 respectively, to HSC Partners, LLC for brokerage and marketing fees. As of March 31, 2011 there were no outstanding brokerage or marketing fees owed to HSC Partners, LLC or entities owned by Roger Domres.
During the three month periods ended March 31, 2011 and 2010, INREIT incurred brokerage fees of $54,701 and $92,427 to Dale Lian, or entities owned by Dale Lian, stockholder of INREIT and a shareholder of INREIT Management, LLC. Brokerage fees are paid based on 4% of UPREIT units and 8% of INREIT units sold. As of December 31, 2010, INREIT owed $200,835 to Dale Lian, or entities owned by Dale Lian. As of March 31, 2011, there were no outstanding brokerage fees owed to Dale Lian, or entities owned by Dale Lian.
During the three month period ended March 31, 2011 and 2010, INREIT incurred brokerage commissions of $15,968 and $19,626 to Larry O’Callaghan, a member of the Board of Trustees.
Rental Income
During the three month period ended March 31, 2011 and 2010, INREIT received rental income of $540,017 and $716,199, respectively, under various lease agreements with Edgewood Vista Senior Living, Inc., an entity affiliated with Philip Gisi, a former member of the Board of Trustees. As of March 31, 2011 and December 31, 2010, INREIT was owed $68,867 and $262,350, respectively, from Edgewood Vista Senior Living, Inc. for real estate taxes related to the properties.
During the three month period ended March 31, 2011 and 2010, INREIT received rental income of $25,562 under a lease agreement for an office building with EMG Investment Group, an entity affiliated with Philip Gisi, a former member of the Board of Trustees.
During the three month period ended March 31, 2011 and 2010, INREIT received rental income of $44,763 under an operating lease agreement with Goldmark Property Management.
During the three month period ended March 31, 2011 and 2010, INREIT received rental income of $12,927 and $10,500 respectively, under operating lease agreements with INREIT Management, LLC.
(continued on next page)

Notes to Consolidated Financial Statements
NOTE 12 — RENTALS UNDER OPERATING LEASES / RENTAL INCOME
Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $7,831,787 and $6,897,811 for the three months ended March 31, 2011 and 2010, respectively.
For the three months ended March 31, 2011 and 2010, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $981,708 and $889,833, respectively, totaled $4,186,733 and $3,795,807. Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.
NOTE 13 — PROPERTY MANAGEMENT FEES
INREIT has entered into various management agreements with unrelated management companies. The agreements provide for INREIT to pay management fees based on a percentage of rental income (3 to 5%). During 2011 and 2010, INREIT incurred property management fees of $31,391 and $31,813 respectively, to unrelated management companies.
During 2011 and 2010, INREIT incurred management fees of 5% of rents to INREIT Management, LLC; and Goldmark Property Management, a related party.
(continued on next page)

Notes to Consolidated Financial Statements
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Environmental Matters
Federal law (and the laws of some states in which INREIT may acquire properties) imposes liability on a landowner for the presence on the premises of hazardous substances or wastes (as defined by present and future federal and state laws and regulations). This liability is without regard to fault or knowledge of the presence of such substances and may be imposed jointly and severally upon all succeeding landowners. If such hazardous substance is discovered on a property acquired by INREIT, INREIT could incur liability for the removal of the substances and the cleanup of the property. There can be no assurance that INREIT would have effective remedies against prior owners of the property. In addition, INREIT may be liable to tenants and may find it difficult or impossible to sell the property either prior to or following such a cleanup.
Risk of Uninsured Property Losses
INREIT maintains property damage, fire loss, and liability insurance. However, there are certain types of losses (generally of a catastrophic nature), which may be either uninsurable or not economically insurable. Such excluded risks may include war, earthquakes, tornados, certain environmental hazards, and floods. Should such events occur, (i) INREIT might suffer a loss of capital invested, (ii) tenants may suffer losses and may be unable to pay rent for the spaces, and (iii) the trust may suffer a loss of profits which might be anticipated from one or more properties.
Tenant in Common Ownership
As a tenant in common, INREIT owns their respective share of the assets of the properties as well as being liable for their respective share of the debts. INREIT owned the following properties as a tenant in common.
INREIT Properties, LLLP is the 100% owner of Grand Forks Inreit, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. INREIT Properties, LLLP is also the 50% owner of Marketplace Investors, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with Key Bank Real Estate Capital with a balance at March 31, 2011 of $12,153,663. As of December 31, 2010, INREIT owed $6,111,450 for their respective share of the balance.
INREIT Properties, LLLP owns a 2/3 interest as a tenant in common of a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with GE Commercial Finance Business Property Corporation with a balance at March 31, 2011 in the amount of $7,657,605. As of December 31, 2010, INREIT owed $5,121,897 for its respective share of the balance.
NOTE 15 — BUSINESS COMBINATIONS AND DIVESTITURES
The Company continued to implement its strategy of acquiring properties in desired markets. It is impractical for the Company to obtain historical financial information on acquired properties and accordingly, proforma statements have not been presented.
(continued on next page)

Notes to Consolidated Financial Statements
2011 Purchases
In January 2011, INREIT purchased a 4,997 square foot restaurant in Apple Valley, Minnesota. The approximate purchase price was $2.5 million. The Company also purchased the remaining 65.44% interest in Sierra Ridge, a 136 unit apartment complex in Bismarck, North Dakota for approximately $6.5 million. The purchase was financed with approximately $2.2 million in cash and the assumption of $4.3 in debt. The debt assumption was finalized on April 1, 2011. The following table summarizes the fair value of the assets acquired and liabilities assumed during the three months ended March 31, 2011:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given

Applebee’s Apple Valley, MN	$1,795,299	$322,866	$404,635	$—	$—	$2,522,800
Sierra Ridge	6,458,761	—	—		4,264,480	2,194,281

	$8,254,060	$322,866	$404,635	$—	$4,264,480	$4,717,081

2011 Divestitures
In January 2011 the Company entered into a sales agreement to sell a small assisted living facility in Williston, North Dakota. The sales price was $1.45 million and the sale was completed on April 1, 2011. A summary of the results of operations of the discontinued property is as follows:

Three Months Ended
March 31, 2011

Revenue	$66,136
Expenses from rental operations	(44,858)
Administration of REIT	(850)

Income from discontinued operations	$20,428

2010 Purchases
During 2010, INREIT purchased a 14 unit apartment building in Hawley, Minnesota. The approximate purchase price was $425,000.
During 2010, INREIT purchased a 5,043 square foot restaurant in Bloomington, Minnesota. The approximate purchase price was $2,150,000.
During 2010, INREIT purchased a 5,576 square foot restaurant in Coon Rapids, Minnesota. The approximate purchase price was $2,426,000.
During 2010, INREIT purchased a 4,936 square foot restaurant in Savage, Minnesota. The approximate purchase price was $1,569,000.
(continued on next page)

Notes to Consolidated Financial Statements
The following table summarizes fair value of the assets acquired and liabilities assumed during the three month period ended March 31, 2010:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given

Westside Apartments, Hawley, MN	$425,000	$—	$—	$—	$—	$425,000
Applebee’s, Bloomington, MN	1,426,868	322,368	400,764	—	—	2,150,000
Applebee’s, Coon Rapids, MN	1,617,328	326,155	482,517	—	—	2,426,000
Applebee’s, Savage, MN	1,165,240	253,324	150,436	—	—	1,569,000

	$4,634,436	$901,847	$1,033,717	$—	$—	$6,570,000

2010 Divestitures
There was one property disposition during the three months ended March 31, 2010. In January 2010, the Company sold a small apartment complex in Carrington, North Dakota for $710,000. A summary of the results of operations of the discontinued property is as follows:

Three Months Ended
March 31, 2010

Revenue	$8,184
Expenses from rental operations	(7,716)
Gain on disposal of property and equipment	189,374

Income from discontinued operations	$189,842

NOTE 16 — OTHER COMPREHENSIVE INCOME
The details related to other comprehensive income are as follows:

	2011	2010

Net income	$1,321,496	$1,238,279

Other comprehensive income (loss)
Increase (decrease) in fair value of interest rate swap	20,068	10,860

Total other comprehensive income (loss)	20,068	10,860

Comprehensive income	1,341,564	1,249,139

Comprehensive income attributable to the noncontrolling interest	986,919	961,343

Comprehensive income attributable to INREIT Real Estate Investment Trust	$354,645	$287,796

(continued on next page)

Notes to Consolidated Financial Statements
NOTE 17 — SUBSEQUENT EVENTS
On April 1, 2011, the Company completed the assumption of approximately $4.3 million in debt associated with the purchase of the remaining 65.44% of Sierra Ridge, a 136 unit apartment complex in Bismarck, North Dakota. The property was acquired with $2.2 million in cash and the assumption of the debt. The debt assumption was not finalized until April 1, 2011 due to the ordinary review and approval process of the lender.
On May 2, 2011, the Company acquired a 64 unit apartment building in Fargo, North Dakota for approximately $2.5 million. The property was acquired with cash, the issuance of partnership units, and the assumption of approximately $753,000 in debt.
The Company has also entered into purchase agreements to purchase a 6,222 square foot commercial property in Moorhead, Minnesota for approximately $2,181,000, a 13,390 square foot commercial property and adjacent land in Denver, Colorado for approximately $5,700,000, and a 40.3% interest in a 144 unit apartment building in Bismarck, North Dakota for approximately $1.3 million. These pending acquisitions are subject to numerous conditions and contingencies and there are no assurances that the acquisitions will be completed.
In January 2011, the Company entered into an agreement to sell its Golden Estates senior living property for in Williston, North Dakota for $1.45 million and accordingly presented the following items as assets held for sale and related liabilities on assets held for sale. Income from this property of $20,428 for the three months ended March 31, 2011 has been included in income from discontinued operations. The sale of this property was completed on April 1, 2011.

Property and equipment, net	$1,084,010
Restricted deposits and funded reserves	24,928

Assets held for sale	$1,108,938

Real estate taxes payable	$6,302
Security deposits payable	24,928

Liabilities on assets held for sale	$31,230

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, (i) trends affecting our financial condition or results of operations; (ii) our business and growth strategies; (iii) the real estate industry; (iv) our financing plans; and other risks detailed in the Company’s other periodic reports filed with the Securities and Exchange Commission. The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.
Plan of Operation
We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership INREIT Properties, LLLP. We control the operating partnership as the general partner and own approximately 26.2% of the operating partnership as of March 31, 2011. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership will be deemed to be assets and income of the trust.
We use this Umbrella Partnership Real Estate Investment Trust structure to facilitate acquisitions of commercial real estate properties. A sale of property directly to a REIT is generally a taxable transaction to the property seller. However, in an Umbrella Partnership Real Estate Investment Trust structure, if a property seller exchanges the property with one of its operating partnerships in exchange for limited partnership interests, the seller may defer taxation of gain in such exchange until the seller resells its limited partnership interests or exchanges its limited partnership interests for the REIT’s common stock. By offering the ability to defer taxation, we may gain a competitive advantage in acquiring desired properties over other buyers who cannot offer this benefit. In addition, investing in our operating partnership, rather than directly in the trust, may be more attractive to certain institutional or other investors due to their business or tax structure. If an investor is interested in making a substantial investment in our operating partnership, our structure provides us the flexibility to accommodate different terms for each investment, while applicable tax laws generally restrict a REIT from charging different fee rates among its shareholders. Finally, if our shares become publicly traded, the former property seller may be able to achieve liquidity for his investment in order to pay taxes.
Operating Partnership
Our operating partnership, INREIT Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of commercial properties and multi-family dwellings located principally in the upper and central Midwest United States.
As of March 31, 2011, approximately 53.7% of the properties are apartment communities and senior assisted living communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of March 31, 2011, approximately 46.3% of the properties were comprised of office, retail and medical commercial property located primarily in North Dakota with others located in Arkansas, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.
The real estate portfolio consisted of 82 properties containing approximately 3,756 apartments, 209 assisted living units and 1,103,147 square feet of leasable commercial space as of March 31, 2011. The portfolio has a gross book value of approximately $345.2 million, which includes assets held for sale, and book equity, including noncontrolling interests, of approximately $141.4 million as of March 31, 2011.
Our Board of Trustees and Executive Officers
We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders as fiduciaries. In addition, the Board has a specific fiduciary duty to supervise our relationship with the Advisor, and will evaluate the performance of the Advisor on an annual basis prior to renewing the Advisory Agreement with the Advisor and evaluate the fees paid to the Advisor. Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have twelve members on our board, seven of whom are independent of our Advisor. Our trustees will be elected annually by our shareholders. Although we have executive officers, we do not have any paid employees.
Our Advisor
Our external Advisor is INREIT Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf. The Advisor is owned in part by Kenneth Regan, a trustee and our Chief Executive Officer, and by James Wieland, also one of our trustees, who owns indirectly through an entity. In addition, Messrs. Regan and Wieland serve on the Board of Governors of the Advisor.
Investment Objectives
Our primary investment objectives are to:
•
to acquire quality real estate properties or interests in real estate properties that can provide stable cash flow for distribution to our stockholders, preservation of capital and realization of long-term capital appreciation upon the sale of such properties;

•	to offer an investment option in which the value of the common shares is correlated to commercial real estate as an asset class rather than traditional asset classes such as stocks and bonds; and

•	provide a hedge against inflation through use of month-to-month rentals or short-term and long-term lease arrangements with tenants of our rental properties.
We may change our investment objectives only with the approval of holders of a majority of the outstanding common shares.

Investment Strategy
Our investment strategy is to primarily acquire and hold a diverse portfolio of:
•
commercial real estate properties or portfolios of real estate properties in various sectors, including multi-family residential, senior housing, retail, office, medical and other commercial properties, including restaurants, primarily located in North Dakota and other states located in the United States; and

•	ownership interests in real estate properties in various sectors, including multi-family residential, senior housing, retail, office, medical and other commercial properties located in these markets.
We anticipate that the majority of our acquisitions will be located in or near metropolitan areas. However, there is no limitation on the geographic areas in which we may acquire targeted investments.
We may make investments alone or together with other investors, including with affiliates of the Advisor, through holding company structures or joint ventures, real estate partnerships, tenant-in-common deals, REITs or other collective investment vehicles. We also complete with other owners and developers of investment properties to attract tenants to our properties. Competition for investment properties affects the Company’s ability to acquire suitable investment properties and the price it pays for acquisitions.
Liquidity and Capital Resources
The Company’s principal demands for funds are for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and principal and interest on current and any future outstanding indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from our properties.
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to stockholders and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through cash provided by property operations. Operating cash flows are expected to increase as additional properties are added to our portfolio.
As of March 31, 2011, we had cash and cash equivalents of $10.7 million. Additionally, as of March 31, 2011, we had unencumbered properties with a gross book value of $17.9 million that may be used as collateral to secure additional financing in future periods. The Company has a $5,000,000 line of credit with Wells Fargo Bank that is secured by an office property. There was no outstanding balance on the line of credit as of March 31, 2011.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to stockholders and interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from secured or unsecured borrowings on our unencumbered properties, refinancing of current debt and borrowings on our line of credit. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary.

The issuance of operating partnership units in exchange for property acquisitions is also expected to be a source of long-term capital for the Company. During the three month period ended March 31, 2011, the Company issued approximately 121,300 operating partnership units valued at approximately $1.7 million in connection with the acquisition of a restaurant in Apple Valley, Minnesota.
Cash Flow Analysis
Cash Flows From Operating Activities
For the three months ended March 31, 2011, cash flow provided by operating activities was $4.1 million, which was primarily the result of net income of $1.3 million and increases of $2.2 million depreciation expense and $.3 million of accounts receivable.
Cash flow provided by operating activities for the three months ended March 31, 2010 was $4.1 million, which was primarily the result of net income of $1.2 million and increases of $2.0 million of depreciation expense and $0.8 million of amounts due from related parties.
Cash flow from operating activities for the three month periods ended March 31, 2011 and March 31, 2010 was approximately the same at $4.0 million for each year.
Cash Flows From Investing Activities
For the three months ended March 31, 2011, cash used for investing activities was nearly $1.0 million, which primarily related to payments for property and equipment, intangible assets, and real estate tax payments.
For the three months ended March 31, 2010, cash used for investing activities was $5.1 million, which primarily related to purchase of property and equipment of $4.1 million and purchases of intangible assets of $1.9 million.
The decrease in cash used for investing activities when comparing the three-month period ended March 31, 2011 to the prior year three-month period was the result of a decrease in the amount of cash used for the addition of properties to our portfolio.

Cash Flows From Financing Activities
For the three months ended March 31, 2011, cash from financing activities was $2.4 million. Cash from financing activities was primarily the result of proceeds from issuance of mortgage notes payable of $1.3 million and proceeds from issuance of shares of $1.7 million, offset primarily by distributions paid of $2.2 million and principal payments on mortgage notes payable of $2.0 million.
For the three months ended March 31, 2010, cash provided by financing activities was $0.8 million. Cash provided by financing activities was primarily the result of proceeds from mortgage notes payable of $3.5 million, a net increase in notes payable of $3.9 million, offset by principal payments on mortgage notes payable of $5.0 million and distributions paid of $2.1 million.
The decrease in cash provided by financing activities when comparing the three-month period ended March 31, 2011 to the prior year three-month period was the result of a decrease in the proceeds from mortgage notes payable.
Results of Operations
Three Months Ended March 31, 2011 Compared to Three months Ended March 31, 2010
The following table provides a general comparison of our results of operations for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Total property revenues	$11,952,383	$10,685,435
Total property expenses	(10,137,160)	(9,317,754)
Total other expenses	(578,701)	(414,053)
Total other income	64,546	94,809
Income from discontinued operations	20,428	189,842

Net income	1,321,496	1,238,279
Net income attributable to noncontrolling interest	(972,111)	(952,962)

Net income attributable to INREIT Real Estate Investment Trust	$349,385	$285,317

Distributions paid
Distributions paid per share (1)	$.20125	$0.19250

(1)	Does not take into consideration the amounts paid by the operating partnership to limited partners.
Property revenues. Property revenues increased approximately 11.9% from $10.7 million for the three months ended March 31, 2010 to $12.0 million for the three months ended March 31, 2011, primarily as a result of a net increase of seven properties in our portfolio. In comparison to the first three months of 2010, overall physical occupancy in our multifamily properties improved from 96.1% to 97.4%. Physical occupancy in our commercial properties improved from 91.9% to 93.8% primarily due to reduced vacancy at a retail property in Fargo, North Dakota. Tenant concessions increased slightly from .4% during the first three months of 2010 to .5% in the same period of 2011.

Property expenses. The following table summarizes our significant property expenses the three month periods ended March 31, 2011 and 2010:

	Three months Ended
	March 31,
	2011	2010

Real estate taxes	$1,398,655	$1,220,165
Property management fees	920,628	801,261
Repairs and maintenance	1,273,167	1,082,481
Utilities	981,417	895,076

Total property expenses	$4,573,867	$3,998,983

Real estate taxes. The Company’s real estate tax expense of $1.4 million and $1.2 million increased approximately 14.6% for the three month period ended March 31, 2010 to the three month period ended March 31, 2011 as a result of the increase in the number of properties held in our portfolio.
Property management fees. Property management fees, which is the expense incurred for day-to-day management of our properties, increased 14.9% from $0.8 million for the three month period ended March 31, 2010 to approximately $0.9 million for the three months ended March 31, 2011 as result of the increase in the number of properties held in our portfolio.
Repairs and Maintenance. Repairs and maintenance expense were $1.3 million and $1.1 million for the three month periods ended March 31, 2011 and 2010, respectively. The increase of 17.6% from 2011 to 2010 was a result of an increase in the number of properties in our portfolio and additional snow removal costs incurred in 2011 compared to 2010. Repairs and maintenance expense as a percentage of rental income increased slightly from approximately 10.1% for the three months ended March 31, 2010 to 10.7% for the three months ended March 31, 2011.
Utilities. Utilities expense were consistent for the three months ended March 31, 2011 and 2010 totaling $1.0 million and $0.9 million for the periods ended March 31, 2011 and 2010, respectively.

Other expenses. The following table summarizes our other expenses for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

General and administrative	$578,701	$414,053
Depreciation and amortization	2,431,970	2,212,977
Interest expense	2,954,478	2,927,798
Interest income	(64,546)	(55,909)

Total other expenses	$5,900,603	$5,498,919

General and administrative. General and administrative expenses were consistent for the three month periods ended March 31, 2011 and 2010, totaling $0.6 million and $0.4 million, respectively.
Depreciation and amortization. Depreciation and amortization expense increased 9.8% from $2.2 million for the three months ended March 31, 2010 to approximately $2.4 million for the three months ended March 31, 2011. The $0.2 million increase was primarily a result of depreciation and amortization of properties added to our portfolio. Depreciation and amortization expense as a percentage of rental income for the three month periods ended March 31, 2011 and 2010 was consistent at 24.4% and 24.6%, respectively.
Interest expenses, net. Interest expense, net, of $2.9 million for each period, was approximately 24.2% and 26.9% of rental income for three month periods ended March 31, 2011 and 2010, respectively. The decrease of interest expense as a percentage of rental income during the period ended March 31, 2011 was a result of lower interest rates for mortgage notes payable from 2011 to 2010.
Property Acquisitions and Dispositions
During the first three months of 2011, the Company acquired a 4,997 square foot restaurant in Apple Valley, Minnesota for approximately $2.5 million. The purchase was financed with approximately $769,000 in cash and the remainder paid in limited partnership units valued at approximately $1.7 million. There were no property dispositions during the first three months of 2011.
See Note 15 of Notes to the Financial Statements above for more information detailing the Company’s acquisitions and dispositions during the three month period ended March 31, 2011 and March 31, 2010.
Funds From Operations
Funds From Operations means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

The term Funds From Operations was created to address this problem. It was intended to be a standard supplemental measure of REIT operating performance that excluded historical cost depreciation from — or “added it back” to — GAAP net income.
Since the introduction of the definition, the term has come to be widely used by REITs. In the view of NAREIT, this use (combined with the primary GAAP presentations required by the Securities and Exchange Commission) has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making it easier than before to compare the results of one REIT with another.
While FFO is widely used by REITs as a performance metric, not all real estate investment trusts use the same definition of FFO or calculate FFO in the same way. The FFO reconciliation presented here is not necessarily comparable to FFO presented by other real estate investment trusts. FFO should also not be considered as an alternative to net income as determined in accordance with GAAP as a measure of a real estate investment trust’s performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO does not represent cash generated from operating activities in accordance with GAAP, and is not necessarily indicative of sufficient cash flow to fund of a real estate investment trust’s needs or its ability to service indebtedness or to make cash distributions to shareholders.
FFO applicable to common shares and limited partnership units for the year ended March 31, 2011 increased to $3.9 million, compared to $3.2 million for the three months ended March 31, 2011 and 2010. The increase in FFO was mostly due to the additional properties acquired during 2010.
Below is the calculation of FFO and the reconciliation to net income, which we believe is the most comparable GAAP financial measure (in thousands):
Reconciliation of Net Income Attributable to INREIT Real Estate Investment Trust to Funds from Operations

	2011			2010
			Per		Weighted Avg	Per
		Weighted Avg	Share and		Shares and	Share and
Three Months Ended March 31,	Amount	Shares and Units(1)	Unit(2)	Amount	Units(1)	Unit(2)
Net Income attributable to INREIT Real Estate Investment Trust	$349,385	3,740,568	$0.09	$285,317	2,942,334	$0.10

Add back:
Noncontrolling Interest — OPU	972,111	10,505,145		952,962	9,903,014
Depreciation & Amortization	2,437,646			2,214,340

Subtract:
Gains on Asset Sales	—			(189,842)

Funds from Operations (FFO)	$3,759,142	14,245,713	$0.26	$3,262,777	12,845,348	$0.25

(1)	UREIT Units of the Operating Partnership are exchangeable for shares of beneficial interest on a one-for-one basis.

(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Critical Accounting Estimates
Preparation of our financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. We evaluate these estimates based on assumptions we believe to be reasonable under the circumstances.
The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.
There have been no material changes in our Critical Accounting Policies as disclosed our financial statements for the year ended December 31, 2010, which have previously been filed with the Securities and Exchange Commission.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
Company management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including the Company’s principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during our first fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Securities
Between January 1, 2011 and January 28, 2011, we sold an aggregate of 68,099.432 shares at $14.00 per share, or at $12.88 per share for insiders (which include our trustees, and officers; the governors, officers and employees of our Advisor; and their affiliates). We relied on the following exemptions, among others, in connection with such transactions: Section 3(a)(11), Rule 147, Section 4(2) and (6) and the “no sale” concept.
On January 15, 2011, we issued an aggregate of 54,723.639 shares at $13.30 at the election of shareholders to receive their dividend payment in shares. These transactions did not involve the sale of securities.
During the first quarter of 2011, we issued an aggregate of 5,437.302 shares pursuant to UPREIT conversions at $14.00 per share during the first quarter of 2011. We relied on the following exemptions, among others, in connection with such transactions: Section 3(a)(11), Rule 147, Section 4(2) and the “no sale” concept.
During the first quarter of 2011, we sold an aggregate of 32,503.594 shares that we had previously repurchased from our shareholders at $12.88 and $14.00 per share. We relied on the following exemptions, among others, in connection with such transactions: Section 3(a)(11) Rule 147, Section 4(2) and the “no sale” concept.
Proceeds received from the sale of securities were used for general corporate purposes.
Repurchases of Securities
Set forth below is information regarding shares repurchased during the first quarter of 2011:

	Total Number of Shares	Average Price Paid
Period	Repurchased	per Share
January 1-31, 2011	13,190.533	$12.60
February 1-28, 2011	6,814.756	$12.60
March 1-31, 2011	13,055.140	$12.60

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Removed and Reserved.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit
Number	Title of Document

31.1	Certification of the Chief Executive Officer and Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

99.1	INREIT Investor Update 1st Quarter 2011.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 16, 2011

INREIT REAL ESTATE INVESTMENT TRUST
By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Peter J. Winger
Peter J. Winger
Chief Financial Officer (Principal Financial and Accounting Officer)