Form 10-Q
period 2011-06-30
INREIT Real Estate Investment Trust
filed 2011-08-15
CIK 1412502

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011
or
[  ] Transition Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Transition Period from ------------to------------

Commission File Number: 000-54295
INREIT Real Estate Investment Trust
(Exact name of registrant as specified in its charter)

North Dakota	90-0115411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 South Broadway, Suite 202, Minot, North Dakota	58701
(Address of principal executive offices)	(Zip Code)
(701) 837-1031
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2011

Common Stock, $0.01 par value per share	3,793,102.828

INREIT REAL ESTATE INVESTMENT TRUST
INDEX

Page
No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Consolidated Balance Sheets – as of June 30, 2011 and December 31, 2010	3

Consolidated Statements of Operations – Three and six-months ended June 30, 2011 and 2010	5

Consolidated Statements of Shareholders’ Equity – Six-months ended June 30, 2011 and 2010	6

Consolidated Statements of Cash Flows – Six-months ended June 30, 2011 and 2010	8

Notes to Condensed Financial Statements	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 4. Controls and Procedures	48

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6. Exhibits	50

Signatures	51
EX-31.1
EX-31.2
EX-32.1
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements.
INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	(unaudited)
	June 30,	December 31,
	2011	2010

ASSETS

PROPERTY AND EQUIPMENT, less accumulated depreciation	$325,151,480	$312,567,343

CASH AND CASH EQUIVALENTS	11,071,971	10,010,564

RESTRICTED DEPOSITS AND FUNDED RESERVES	5,735,692	5,814,623

DUE FROM RELATED PARTY	204,462	306,951

RECEIVABLES	2,206,662	2,241,896

PREPAID EXPENSES	258,774	474,602

NOTES RECEIVABLE	1,802,101	1,917,573

FINANCING COSTS, less accumulated amortizatian of $720,322 in 2011 and $559,017 in 2010	2,088,448	1,713,903

ASSETS HELD FOR SALE	1,896,431	1,115,618

RENT INCENTIVE, less accumulated amortization of $166,667 in 2011 and $116,667 in 2010	1,333,333	1,383,333

INTANGIBLE ASSETS, less accumulated amortization of $1,293,453 in 2011 and $953,481 in 2010	7,434,038	6,290,576

OTHER ASSETS	61,701	145,201

	$359,245,093	$343,982,183

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

	(unaudited)
	June 30,	December 31,
	2011	2010
LIABILITIES

MORTGAGE NOTES PAYABLE	$200,863,885	$192,171,523

SPECIAL ASSESSMENTS PAYABLE	1,651,389	1,582,610

DIVIDENDS PAYABLE	2,896,226	2,606,033

DUE TO RELATED PARTY	62,226	544,988

TENANT SECURITY DEPOSITS PAYABLE	1,343,514	1,213,102

INVESTMENT CERTIFICATES	2,261,427	2,455,534

UNFAVORABLE LEASES, net	548,369	583,350

ACCOUNTS PAYABLE - TRADE	271,361	152,833

LIABILITIES RELATED TO ASSETS HELD FOR SALE	1,750,169	48,062

FAIR VALUE OF INTEREST RATE SWAP	225,873	194,499

DEFERRED INSURANCE PROCEEDS	5,456	6,816

ACCRUED EXPENSES	3,633,943	2,759,658

Total liabilities	215,513,838	204,319,008

COMMITMENTS - Note 14

SHAREHOLDERS’ EQUITY

NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP	107,779,734	105,012,439

BENEFICIAL INTEREST	36,177,394	34,845,235

ACCUMULATED COMPREHENSIVE LOSS	(225,873)	(194,499)

	143,731,255	139,663,175

	$359,245,093	$343,982,183

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

INCOME FROM RENTAL OPERATIONS	$12,020,717	$11,022,987	$23,954,079	$21,708,422

EXPENSES
Expenses from rental operations
Interest	2,967,797	2,936,306	5,896,335	5,864,105
Depreciation and amortization	2,418,729	2,234,705	4,836,139	4,447,683
Real estate taxes	1,445,109	1,277,419	2,834,183	2,497,584
Property management fees	960,480	821,359	1,879,907	1,622,621
Utilities	815,299	666,569	1,794,029	1,561,646
Repairs and maintenance	1,085,789	837,718	2,358,113	1,920,199
Insurance	175,177	164,094	345,066	320,623
Salary and wages	-	10,122	-	19,244
Food costs for residents	-	5,184	-	10,097
Administrative	13,959	32,494	18,327	39,925

	9,882,339	8,985,970	19,962,099	18,303,727

Administration of REIT
Administrative expenses	7,967	11,150	31,751	31,039
Advisory fees	184,709	169,586	373,279	338,412
Acquisition and disposition expenses	318,076	-	455,258	117,567
Director fees	12,100	9,600	22,000	18,100
Rent		1,200		1,200
Legal and accounting	166,197	14,299	385,462	113,569

	689,049	205,835	1,267,750	619,887

Total expenses	10,571,388	9,191,805	21,229,849	18,923,614

INCOME FROM OPERATIONS	1,449,329	1,831,182	2,724,230	2,784,808

OTHER INCOME
Interest income	66,035	65,759	130,581	121,668
Insurance proceeds	-	-	-	38,900

	66,035	65,759	130,581	160,568

INCOME FROM CONTINUING OPERATIONS	1,515,364	1,896,941	2,854,811	2,945,376

DISCONTINUED OPERATIONS - NOTE 15	276,486	-	258,553	189,842

NET INCOME	1,791,850	1,896,941	3,113,364	3,135,218

NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	1,319,020	1,449,869	2,291,131	2,402,831

NET INCOME ATTRIBUTABLE TO INREIT REAL ESTATE INVESTMENT TRUST	$472,830	$447,072	$822,233	$732,387

NET INCOME PER COMMON SHARE
Basic and diluted	$0.13	$0.14	$0.22	$0.24

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

		Common	Accumulated	Total		Accumulated
	Common	Shares	Earnings	Beneficial	Noncontrolling	Comprehensive
	Shares	Amount	(Deficit)	Interest	Interest	Loss	Total
BALANCE, DECEMBER 31, 2009	2,859,039	$32,038,916	$(6,067,369)	$25,971,547	$100,046,173	$(168,332)	$125,849,388
Issuance of common shares	265,108	3,673,821		3,673,821			3,673,821
Contribution of assets in exchange for the issuance of noncontrolling interest shares					946,336		946,336
Repurchase of shares	(58,418)	(752,396)		(752,396)			(752,396)
Dividends			(573,340)	(573,340)	(1,940,425)		(2,513,765)
Dividends declared			(610,096)	(610,096)	(1,905,471)		(2,515,566)
Dividends reinvested/stock dividend	52,961	704,385		704,385			704,385
UPREIT units converted to REIT common shares	52,341	700,694		700,694	(700,694)
Syndication costs			(263,787)	(263,787)	(39,975)		(303,762)
Decrease in fair value of interest rate swap						(61,024)	(61,024)
Net income			732,387	732,387	2,402,831		3,135,218

BALANCE, June 30, 2010	3,171,031	$36,365,420	$(6,782,205)	$29,583,215	$98,808,776	$(229,356)	$128,162,635

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – page 2

		Common	Accumulated	Total		Accumulated
	Common	Shares	Earnings	Beneficial	Noncontrolling	Comprehensive
	Shares	Amount	(Deficit)	Interest	Interest	Loss	Total

BALANCE, DECEMBER 31, 2010	3,602,853	$42,284,483	$(7,439,249)	$34,845,235	$105,012,439	$(194,499)	$139,663,175

Issuance of common shares	150,824	2,075,445		2,075,445			2,075,445
Contribution of assets in exchange for the issuance of noncontrolling interest shares					5,037,405		5,037,405
Repurchase of shares	(84,257)	(1,061,630)		(1,061,630)			(1,061,630)
Dividends			(750,775)	(750,775)	(2,106,867)		(2,857,642)
Dividends declared			(755,830)	(755,830)	(2,140,397)		(2,896,227)
Dividends reinvested/stock dividend	66,729	887,480		887,480			887,480
UPREIT units converted to REIT common shares	19,526	246,035		246,035	(246,035)		-
Syndication costs			(130,799)	(130,799)	(67,942)		(198,741)
Decrease in fair value of interest rate swap						(31,374)	(31,374)
Net income			822,233	822,233	2,291,131		3,113,364

BALANCE, June 30, 2011	3,755,675	$44,431,813	$(8,254,420)	$36,177,394	$107,779,734	$(225,873)	$143,731,255

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Six Months Ended
	June 30,
	2011	2010

OPERATING ACTIVITIES
Net income	$3,113,364	$3,135,218
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of property and equipment	(366,990)	(189,374)
Gain due to insurance proceeds	-	(38,900)
Loss on impairment of property	-	-
Depreciation	4,362,908	4,044,230
Amortization	516,296	403,453
Effects on operating cash flows due to changes in
Tenant security deposits	(100,654)	(30,695)
Due from related party	102,489	859,127
Receivables	35,234	(270,653)
Prepaid expenses	215,828	286,995
Other assets	83,500	(74,225)
Due to related party	(170,869)	71,472
Tenant security deposits payable	130,412	63,859
Accounts payable	118,528	(10,586)
Accrued expenses	874,285	420,234

NET CASH FROM OPERATING ACTIVITIES	8,914,331	8,670,155

INVESTING ACTIVITIES
Purchase of property and equipment	(3,440,606)	(5,900,889)
Purchase of intangible assets	(1,483,434)	(1,935,564)
Proceeds from sale of property and equipment	1,444,355	693,217
Insurance proceeds received	-	414,463
Real estate tax and insurance escrows	(2,054,454)	(1,324,962)
Notes receivable payments received	26,123	22,171
Deferred insurance proceeds	(1,360)	(102,741)
Net payments from (deposits to) replacement reserve	(78,889)	(71,619)
Net payments from exchange escrow	2,312,927	653,043

NET CASH USED FOR INVESTING ACTIVITIES	(3,275,338)	(7,552,881)

CONSOLIDATED STATEMENTS OF CASH FLOWS – page 2

	2011	2010

FINANCING ACTIVITIES
Payments for financing costs	(535,853)	(173,870)
Proceeds from investment certificates issued	-	464,762
Payments on investment certificates	(194,107)	(10,000)
Proceeds from issuance of mortgage notes payable	6,512,000	3,472,000
Principal payments on mortgage notes payable	(6,286,612)	(9,258,056)
Net change in short-term notes payable	-	7,442,771
Payments on construction payable	-	(125,528)
Proceeds from issuance of shares	2,075,445	3,673,821
Repurchase of shares	(1,061,630)	(752,396)
Distributions paid	(4,576,195)	(4,182,587)
Payment of syndication costs	(510,634)	(367,837)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(4,577,586)	183,080

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,061,407	1,300,354

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,010,564	8,702,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,071,971	$10,002,628

SCHEDULE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$5,922,653	$5,882,843

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Distributions reinvested	$887,480	$704,385

Distributions declared and not paid	$755,830	$610,096

UPREIT distributions declared and not paid	$2,140,397	$1,905,471

UPREIT units converted to REIT common shares	$246,035	$700,694

Acquisition of assets in exchange for the issuance of noncontrolling interest shares in UPREIT	$5,037,405	$946,336

Acquisition of assets through assumption of debt and property purchased with financing	$10,192,329	$407,637

Increase in land improvements due to increase in special assessments payable	$69,361	$27,287

Unrealized (gain) loss on interest rate swap	$31,374	$61,024

Acquisition of assets with reduction of notes receivable	$89,349	$-

Notes to Consolidated Financial Statements
NOTE 1 - ORGANIZATION
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
INREIT previously established an operating partnership (INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. The general partner has management responsibility for all activities of the operating partnership. As of June 30, 2011 and December 31, 2010, INREIT had an ownership percentage of approximately 25.9 and 25.7 percent respectively. INREIT Properties, LLLP is the 100% owner of Grand Forks INREIT, LLC, Minot Vista Properties, LLC, Autumn Ridge INREIT, LLC, Bismarck Interstate INREIT, LLC, 32nd Avenue INREIT, LLC, INREIT BL Mankato, LLC, INREIT BL Janesville, LLC, INREIT BL Eau Claire, LLC, INREIT BL Stevens Point, LLC, INREIT BL Sheboygan, LLC, INREIT BL Oshkosh, LLC, INREIT BL Onalaska, LLC, INREIT BL Grand Forks, LLC, INREIT BL Marquette, LLC, INREIT BL Bismarck, LLC, INREIT Stonybrook, LLC, INREIT Alexandria, LLC, INREIT Batesville, LLC, INREIT Fayetteville, LLC, INREIT Laurel, LLC, Sierra Ridge, LLC, INREIT Maple Ridge, LLC, INREIT Fed-3 LLC, and a 50% owner of Marketplace Investors, LLC.
NOTE 2 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES
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
The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2011 and consolidated statements of operations, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three and six month periods ended June 30, 2011 and 2010, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2011 and our consolidated statements of operations and our consolidated cash flows for the three and six month periods ended June 30, 2011 and 2010, as applicable. These adjustments are of a normal recurring nature.
Principles of Consolidation
The consolidated financial statements include the accounts of INREIT; INREIT Properties, LLLP; Grand Forks INREIT, LLC; Minot Vista Properties, LLC; Autumn Ridge INREIT, LLC; Bismarck Interstate INREIT, LLC; 32nd Avenue INREIT, LLC; INREIT BL Mankato, LLC; INREIT BL Janesville, LLC; INREIT BL Eau Claire, LLC; INREIT BL Stevens Point, LLC; INREIT BL Sheboygan, LLC; INREIT BL Oshkosh, LLC; INREIT BL Onalaska, LLC; INREIT BL Grand Forks, LLC; INREIT BL Marquette, LLC; INREIT BL Bismarck, LLC; INREIT Stonybrook, LLC; INREIT Alexandria, LLC; INREIT Batesville, LLC; INREIT Fayetteville, LLC; INREIT Laurel, LLC; Sierra Ridge, LLC; INREIT Maple Ridge, LLC; INREIT FED-3, LLC; and Marketplace Investors, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Notes to Consolidated Financial Statements
Principal Business Activity
INREIT has a sole general partner interest in INREIT Properties, LLLP, which owns and operates the following property:
Residential Property
-	2,283 and 204 units respectively in Fargo and West Fargo, North Dakota.

-	533 units in Grand Forks, North Dakota.

-	470 units in Bismarck, North Dakota.

-	316 units in Omaha, Nebraska.

-	14 units in Hawley, Minnesota.

-	193 unit assisted living facility in Bismarck, North Dakota.
Commercial Property
-	15,010 square foot office building in Minot, North Dakota.

-	38,300 square foot retail complex in Norfolk, Nebraska.

-	15,000 square foot office and retail complex in Fargo, North Dakota.

-	28,500 square foot office and retail complex in Fargo, North Dakota.

-	30,200 square foot retail facility in Waite Park, Minnesota.

-	17,000 square foot office building in Fargo, North Dakota.

-	124,306 square foot office complex in Fargo, North Dakota.

-	10,810 square foot office building in St. Cloud, Minnesota.

-	95,961 square foot office building in Duluth, MN.

-	11,973 square foot office building in Fargo, North Dakota.

-	21,492 square foot office building and 1,625 square foot storage area in Grand Forks, North Dakota.

-	102,448 square foot office building in Edina, Minnesota.

-	5,043 square foot restaurant in Bloomington, Minnesota.

-	5,576 square foot restaurant in Coon Rapids, Minnesota.

-	4,936 square foot restaurant in Savage, Minnesota.

-	7,296 square foot restaurant in Austin, Texas.

-	15,400 square foot commercial building in Mandan, North Dakota.

-	4,997 square foot restaurant in Apple Valley, Minnesota.

-	2,712 square foot restaurant in Moorhead, Minnesota.

-	3,510 square foot office building in Moorhead, Minnesota.
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

Notes to Consolidated Financial Statements
INREIT Properties, LLLP owns a 2/3 interest as a tenant in common of a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota.
INREIT Properties, LLLP is the owner of Bismarck Interstate INREIT, LLC, which owns and leases two commercial buildings with approximately 75,000 square feet of rental space in Bismarck, North Dakota.
INREIT Properties, LLLP is the owner of INREIT Maple Ridge, LLC which owns and leases a 168 unit residential apartment complex in Omaha, Nebraska.
INREIT Properties, LLLP is the owner of INREIT Somerset, LLC, which owns and leases a 75 unit residential apartment complex in Fargo, North Dakota.
INREIT Properties, LLLP is the owner of INREIT Stonybrook, LLC, which owns and leases a 148 unit residential apartment complex in Omaha, Nebraska.
INREIT Properties, LLLP is the owner of INREIT Alexandria, LLC, INREIT Batesville, LLC, INREIT Fayetteville, LLC, INREIT Laurel, LLC, and INREIT FED-3, LLC which own a total of five separate commercial properties totaling 72,140 square feet. These properties are located in Alexandria, Louisiana, Batesville, Arkansas, Fayetteville, Arkansas, Laurel, Mississippi, and Denver, Colorado.
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
Tenant in Common Interest
We own two properties through a tenant in common interest with unaffiliated third parties. For such properties, the approval of the other party is not required to finance, develop, sell, or operate the property. We proportionally consolidate our ownership interest in the property, which reflects our proportional share of assets, liabilities, revenue, and expenses of those properties in our consolidated financial statements.
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

Notes to Consolidated Financial Statements
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
Depreciation expense for the six months ended June 30, 2011 and 2010 totaled $4,362,908 and $4,044,230 respectively.
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
Receivables
Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of June 30, 2011 and December 31, 2010, management determined that no allowance was necessary for uncollectible receivables.
Other assets
Lease intangibles represent a proportional purchase price allocation of a property acquisition. The lease intangibles represent the estimated value of in-place leases and above-market lease terms. Intangible assets are comprised of finite-lived and indefinite-lived assets. Indefinite-lived assets are not amortized. Finite-lived intangibles are amortized over their expected useful lives.
Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, no impairment was deemed necessary at June 30, 2011 or June 30, 2010.

Notes to Consolidated Financial Statements
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
Financing Costs
Financing costs incurred in connection with financing have been capitalized and are being amortized over the life of the financing using the straight-line method, which approximates the effective interest method.
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
INREIT has adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10, on January 1, 2009. The implementation of this standard had no impact on the financial statements. As of both the date of adoption, and as of June 30, 2011, the unrecognized tax benefit accrual was zero. The Company is no longer subject to Federal tax examinations by tax authorities for years before 2008 and state examinations for years before 2008.
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Effective for periods beginning

Notes to Consolidated Financial Statements
after December 15, 2011, ASU No. 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 will only apply to our disclosures in Note 8 related to fair value assets and liabilities and is not expected to have a significant impact on our footnote disclosures.
Revenue Recognition
Generally, housing units are rented under short-term lease agreements. Generally, commercial space is rented under long-term lease agreements.
INREIT derives over 95% of its revenues from tenant rents and other tenant-related activities. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. INREIT records base rents on a straight-line basis, which means that the monthly base rent income according to the terms of INREIT’s leases with its tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $124,704 and $250,723 in 2011 and 2010. The straight-line receivable balance included in receivables on the consolidated balance sheet as of June 30, 2011 and December 31, 2010 was $1,534,768 and $1,410,063 respectively. INREIT receives payments for these reimbursements from substantially all its multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which are immaterial, are recognized in the subsequent year.
Segment Information
The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income. However, management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type. In accordance with existing guidance, under the aggregation criteria of this guidance, the Company’s properties are considered one reportable segment.
Earnings per Common Share
Basic earnings per common share (“Basic EPS”) is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. The Company had no dilutive potential common shares as of June 30, 2011 or 2010, and therefore, basic earnings per common share were equal to diluted earnings per common share for both periods.
For the six months ended June 30, 2011 and 2010, the Company’s the denominator of the basic and diluted earnings per common share were approximately 3,750,574 and 3,003,416 shares respectively.

Notes to Consolidated Financial Statements
NOTE 3 - PROPERTY AND EQUIPMENT
Property and equipment as of June 30, 2011 and December 31, 2010:

	2011	2010

Land and land improvements	$46,819,403	$42,021,838
Building and improvements	293,781,523	281,669,671
Furniture and fixtures	13,518,289	12,989,679

	354,119,215	336,681,188
Less accumulated depreciation	(27,071,304)	(23,021,736)

	$327,047,911	$313,659,452
Less: property and equipment included in assests held for sale	(1,896,431)	(1,092,109)

	$325,151,480	$312,567,343

There were no insurance proceeds received during the first six months of 2011. During the first six months of 2010, INREIT received insurance proceeds in the amount of $414,463 for damages caused by a storm on twenty properties. INREIT reduced the book value of the property and equipment by $375,563 and recorded income in the amount of $38,900.
NOTE 4 - HEDGING ACTIVITIES
As part of INREIT’s interest rate risk management strategy, INREIT uses a derivative instrument to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, the Company has entered into interest rate swaps in the amount of $1,293,900 and $2,429,044 to provide a fixed rate of 7.25% and 2.57% respectively. The swaps mature on April 15, 2020 and December 2017. The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception. The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of June 30, 2011 and December 31, 2010, INREIT has recorded a liability and other comprehensive loss of $225,873 and $194,499 respectively.

Notes to Consolidated Financial Statements
NOTE 5 - LEASE INTANGIBLES
The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	June 30, 2011

	Lease	Accumulated	Lease
	Intangibles	Amortization	Intangibles, net

In-place leases	$7,139,210	$(1,200,288)	$5,938,922
Above-market leases	1,588,281	(93,165)	1,495,116
Below-market leases	(682,497)	134,128	(548,369)

	$8,044,994	$(1,159,325)	$6,885,669

	December 31, 2010

	Lease	Accumulated	Lease
	Intangibles	Amortization	Intangibles, net

In-place leases	$6,116,650	$(902,685)	$5,213,965
Above-market leases	1,127,407	(50,796)	1,076,611
Below-market leases	(682,497)	99,147	(583,350)

	$6,561,560	$(854,334)	$5,707,226

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending December 31,	Amount

2012	$655,647
2013	655,647
2014	655,647
2015	655,647
2016	655,647
Thereafter	3,607,434

$6,885,669

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of June 30, 2011 was 12.0 years.
NOTE 6 - SHORT TERM NOTES PAYABLE
The Company has a $5,000,000 variable rate (1-month LIBOR plus 3.25%) line of credit agreement with Wells Fargo Bank, which expires in March 2012 and a $2,000,000 variable rate (prime rate or floor of 4.25%) line of credit agreement with State Bank and Trust of Fargo, which expires in June 2012. At June 30, 2011 and December 31, 2010, there was no outstanding balance on the lines of credit. The notes are each secured by a property.

Notes to Consolidated Financial Statements
NOTE 7 - MORTGAGE NOTES PAYABLE
Mortgage notes payable consist of:

	2011	2010

5.26% mortgage note payable, due in monthly installments of $38,283, including interest until July 2013, secured by a mortgage on property, security agreement, and an assignment of rents (Note 14)	$6,043,520	$6,111,450

7.15% mortgage note payable, due in monthly installments of $5,439, including interest, unpaid principal and interest due March 2011, secured by a mortgage on property and a security interest in cash or investment accounts with the lender	-	722,603

7.25% mortgage note payable, due in varying monthly installments of approximately $9,500, including interest, unpaid principal and interest due April 2020, secured by a mortgage on property and a security interest in cash or investment accounts held with the lender	1,151,062	1,165,072

Variable rate mortgage note payable, interest fixed at 6.25% through June 2010, thereafter adjusted every 5 years, due in monthly installments of $15,356 until July 2025, secured by a mortgage on property and an assignment of rents	1,725,335	1,763,803

5.74% mortgage note payable, due in monthly installments of $18,945, including interest, until January 2016, secured by a mortgage on property, security agreement, and an assignment of rents	3,007,314	3,033,277

5.92% mortgage note payable, due in monthly installments of $22,291, including interest, until November 2019, secured by a mortgage on property and guaranty of owners	3,521,026	1,183,348

5.46% mortgage note payable, due in monthly installments of $17,524, including interest, until August 2019, secured by a mortgage on property	2,818,934	948,892

Notes to Consolidated Financial Statements

	2011	2010

7.00% mortgage note payable, due in monthly installments of $35,628, including interest, until May 2022, secured by a mortgage on property (Note 14).	5,087,936	5,121,897

5.93% mortgage note payable, due in monthly installments of $45,224, including interest, until August 2017, secured by a mortgage on property and assignment of rents and leases	7,232,715	7,286,288

4.25% mortgage note payable, due in monthly installments of $7,967, including interest, until March 2015, remainder due at that time, secured by a mortgage on property	1,315,979	1,330,240

5.33% mortgage note payable, due in monthly installments of $68,688, including interest, until September 2020, secured by a mortgage on property	6,008,796	6,256,916

5.96% mortgage note payable, due in monthly installments of $20,297, including interest, until July 2021, secured by a mortgage on property, security agreement, and an assignment of rents	3,166,849	3,193,791

6.67% mortgage note payable, due in monthly installments of $21,872, including interest, until December 2013, secured by a mortgage on property, security agreement, and an assignment of rents	2,706,352	2,746,540

7.18% mortgage note payable, due in monthly installments of $16,258, including interest, until January 2013, secured by a mortgage on property, security agreement, and an assignment of rents	1,888,258	1,917,407

6.30% mortgage note payable, due in monthly installments of $4,224, including interest, until October 2017, remainder due at that time, secured by a mortgage on property and business assets	650,847	655,605

6.30% mortgage note payable, due in monthly installments of $2,032, including interest, until October 2017, remainder due at that time, secured by a mortgage on property and business assets	313,027	315,315

6.10% mortgage note payable, due in monthly installments of $13,862, including interest, until December 2017, remainder due at that time, secured by a mortgage on property and business assets	2,183,197	2,199,492

Notes to Consolidated Financial Statements

	2011	2010

6.10% mortgage note payable, due in monthly installments of $12,680, including interest, until December 2017, remainder due at that time, secured by a mortgage on property and business assets	1,997,089	2,011,994

6.59% mortgage note payable, due in monthly installments of $6,700, including interest, until December 2012, remainder due at that time, secured by a mortgage on property	-	924,753

6.23% mortgage note payable, due in monthly installments of $13,642, including interest, until January 2013, remainder due at that time, secured by mortgage on property	1,921,995	1,942,926

6.73% mortgage note payable, due in monthly installments of $17,314, including interest, until December 2013, remainder due at that time, secured by mortgage on property, security agreement, and an assignment of rents	2,133,349	2,164,828

5.03% mortgage note payable, due in monthly installments of $19,122, including interest, until September 2019, remainder due at that time, secured by mortgage on property, security agreement, and an assignment of rents	3,217,043	3,250,378

7.06% - 7.65% mortgage notes payable, due in various monthly installments of principal and interest, until March 2016, remainder due at that time, secured by mortgage on property and assignment of rents	13,028,230	13,519,564

5.72% mortgage note payable, due in monthly installments of $17,683, including interest, until January 2013, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	2,627,125	2,657,576

5.50% mortgage note payable, due in monthly installments of $3,735, including interest, until June 2013, remainder due at that time, secured by mortgage on property	570,993	577,634

5.98% mortgage note payable, due in monthly installments of $11,965, including interest, until September 2017, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	1,933,109	1,946,227

5.93% mortgage note payable, due in monthly installments of $15,174, including interest, until September 2017, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	2,463,848	2,480,731

Notes to Consolidated Financial Statements

	2011	2010

6.15% mortgage note payable, due in monthly installments of $6,862, including interest, until July 2016, remainder due at that time, secured by mortgage on property	948,307	960.104

4.75% mortgage note payable, due in monthly installments of $35,057, including interest, until June 2016, remainder due at that time, secured by mortgage on property and an assignment of rents	5,486,704	5,526,684

6.00% mortgage note payable, due in monthly installments of $13,084, including interest, until May 2015, remainder due at that time, secured by mortgage on property and an assignment of rents	–	2,092,259

6.83% mortgage note payable, due in monthly installments of $2,800, including interest, until June 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	389,195	392,490

6.83% mortgage note payable, due in monthly installments of $12,500, including interest, until June 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	1,691,532	1,707,794

Variable rate mortgage note payable (5.95% at June 30, 2011 and December 31, 2010), adjusted every three years, due in monthly installments of $7,700, including interest, until April 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	1,127,052	1,139,135

6.83% mortgage note payable, due in monthly installments of $5,100, including interest, until June 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	699,952	706,255

6.83% mortgage note payable, due in monthly installments of $2,500, including interest, until June 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	342,235	345,354

5.60% mortgage note payable, due in monthly installments of $12,658, including interest, until December 2012, remainder due at that time, secured by mortgage on property and an assignment of rents	1,910,953	1,932,446

6.25% mortgage note payable, due in monthly installments of $25,200, including interest, until August 2015, remainder due at that time, secured by mortgage on property and an assignment of rents	3,601,450	3,638,170

Notes to Consolidated Financial Statements

	2011	2010

5.96% mortgage note payable, due in monthly installments of $6,727, including interest, until October 2015, remainder due at that time, secured by mortgage on property	988,507	998,908

5.96% mortgage note payable, due in monthly installments of $11,488, including interest, until October 2015, remainder due at that time, secured by mortgage on property	1,688,054	1,705,818

6.96% mortgage note payable, due in monthly installments of $16,897, including interest, until June 2013, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	2,017,864	2,048,400

7.80% mortgage note payable, due in monthly installments of $12,914, including interest, until September 2014, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	1,506,063	1,524,394

Variable rate mortgage note payable (4.00% at June 30, 2011 and December 31, 2010), adjusted every three years, due in monthly installments of $31,300, including interest, until December 2013, remainder due at that time, secured by mortgage on property and assignment of rents	5,535,142	5,610,116

5.50% mortgage note payable, due in monthly installments of $16,024, including interest, until December 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	2,460,827	2,488,100

5.60% mortgage note payable, due in monthly installments of $14,905, including interest, until December 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	2,267,105	2,291,940

6.96% mortgage note payable, due in monthly installments of $24,848, including interest, until June 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	2,967,450	3,012,356

6.96% mortgage note payable, due in monthly installments of $22,198, including interest, until July 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	2,657,704	2,697,589

5.64% construction note payable, due in monthly installments of $116,225, including interest, until June 2015, remainder due at that time, secured by mortgage on property and an assignment of the executed lease	15,497,797	15,670,622

Notes to Consolidated Financial Statements

	2011	2010

5.96% mortgage note payable, due in monthly installments of $5,955, including interest, until January 2016, remainder due at that time, secured by mortgage on property and an assignment of rents	878,314	887,416

5.50% mortgage note payable, due in monthly installments of $7,492, including interest, until July 2014, remainder due at that time, secured by mortgage on property and an assignment of rents	1,174,120	1,186,677

5.40% mortgage note payable, due in monthly installments of $34,815, including interest, until April 2015, remainder due at that time, secured by mortgage on property and an assignment of rents	5,835,703	5,884,498

5.75% mortgage note payable, due in monthly installments of $8,551, including interest, until May 2019, remainder due at that time, secured by mortgage on property and an assignment of rents	1,303,637	1,317,330

5.75% mortgage note payable, due in monthly installments of $12,742, including interest, until March 2014, remainder due at that time, secured by mortgage on property and corporate guaranty	1,687,874	1,714,798

5.75% mortgage note payable, due in monthly installments of $7,545, including interest, until May 2019, remainder due at that time, secured by mortgage on property and an assignment of rents	1,150,237	1,162,319

5.68% mortgage note payable, due in monthly installments of $63,989, including interest, until October 2015, remainder due at that time, secured by mortgage on property, security agreement, and assignment of rents and leases	10,034,240	10,128,451

5.69% mortgage note payable, due in monthly installments of $20,960, including interest, until April 2025 remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	2,404,664	2,461,070

6.85% mortgage note payable, due in monthly installments of $49,216, including interest, until March 2034 remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	6,799,053	6,860,254

6.85% mortgage note payable, due in monthly installments of $38,325, including interest, until August 2033, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	5,236,786	5,286,382

Notes to Consolidated Financial Statements

	2011	2010

5.400% mortgage note payable, due in monthly installments of $19,682, including interest, until March 2015, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	3,411,322	3,435,885

6.07% mortgage note payable, due in monthly installments of $21,542, including interest, until October 2024, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	2,378,338	2,433,614

4.25% mortgage note payable, due in monthly installments of $38,325, including interest, until August 2011, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	6,549,223	6,549,223

4.95% mortgage note payable, due in monthly installments of $5,989, including interest, until August 2015, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	1,004,692	1,015,327

5.55% mortgage note payable, due in monthly installments of $4,159, including interest, until December 2017, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	667,643	675,340

4.00% mortgage note payable, due in monthly installments of $12,932, including interest, until December 2013, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	2,429,044	2,450,000

5.25% mortgage note payable, due in monthly installments of $7,569, including interest, until January 2016, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	1,102,894	1,114,500

4.25% mortgage note payable, due in monthly installments of $20,900 including interest, until December 2013, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	3,635,150	3,690,961

5.00% mortgage note payable, due in monthly installments of $7,580 including interest, until March 2016, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	1,279,780	-

5.39% mortgage note payable, due in monthly installments of $5,881 including interest, until April 2016, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	719,747	-

Notes to Consolidated Financial Statements

	2011	2010

5.69% mortgage note payable, due in monthly installments of $26,090 including interest, until May 2021, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	4,495,959	-

4.37% mortgage note payable, due in monthly installments of $10,170 including interest, until July 2018, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	737,979	-

3.00% mortgage note payable, due in monthly installments of $4,387 including interest, until December 2012, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	575,000	-

4.50% mortgage note payable, due in monthly installments of $25,742 including interest, until June 2021, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	4,600,000	-

	$202,589,220	$192,171,523

Less: Liabilities related to assets held for sale	(1,725,335)	-

	$200,863,885	$192,171,523

The mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of June 30, 2011 and December 31, 2010, the Company was in compliance with all covenants with exception of one loan on a retail property in Fargo, North Dakota for which it has received a one year waiver on January 1, 2011 from the lender.
NOTE 8 - FAIR VALUE MEASUREMENT
FASB issued ASC 820-10 in September 2006 and ASC 825-10 in February 2007. Both standards address the aspects of the expanding application of fair value accounting. Effective January 1, 2008, INREIT adopted ASC 820-10 and ASC 825-10. There were no adjustments to accumulated deficit as a result of the adoption of ASC 820-10. ASC 825-10 permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. INREIT has elected not to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value.
ASC 820-10 established a three-level valuation hierarchy for fair value measurement. Management uses these valuation techniques to establish the fair value of the assets at the measurement date. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s assumptions. These two types of inputs create the following fair value hierarchy:
•	Level 1 – Quoted prices for identical instruments in active markets;
•	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable;

•	Level 3 – Instruments whose significant inputs are unobservable.
Assets measured at fair value on a recurring basis in accordance with ASC 820-10:

		Quoted	Significant	Significant
	Total	Prices:	Other Inputs:	Nonobservable
Liabilities	06/30/11	Level 1	Level 2	Inputs: Level 3

Fair value of interest rate swap	$225,873	$-	$225,873	$-

		Quoted	Significant	Significant
	Total	Prices:	Other Inputs:	Nonobservable
Liabilities	12/31/10	Level 1	Level 2	Inputs: Level 3

Fair value of interest rate swap	$194,499	$-	$194,499	$-

Notes to Consolidated Financial Statements
NOTE 9 - NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIPS
As of June 30, 2011 and December 31, 2010, noncontrolling shareholders partnership units totaled 10,729,466 and 10,389,178, respectively. As of June 30, 2011 and, 2010, INREIT had declared distributions of $2,140,397 and $1,905,471 respectively, to noncontrolling interest shareholders to be paid in July 2011 and 2010. Distributions per unit were $.4025 and $.3850 during the first six months of 2011 and 2010 respectively.
During the first six months of 2011 and 2010, noncontrolling shareholders converted 19,526 and 52,341 partnership units to INREIT shares, totaling $246,035 and $700,694, respectively.
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
NOTE 10 - BENEFICIAL INTEREST
The Company is authorized to issue 100,000,000 common shares of beneficial interest with $.01 par value and 50,000,000 preferred shares with $.01 par value, which collectively represent the beneficial interest of the Company. As of June 30, 2011 and December 31, 2010, there were 3,755,675 and 3,602,853, respectively, common shares outstanding.
Distributions paid to holders of common shares were $0.4025 and $0.3850 for the six months ending June 30, 2011 and 2010, respectively.

Notes to Consolidated Financial Statements
NOTE 11 - RELATED PARTY TRANSACTIONS
Property Management Fee
During 2011 and 2010, INREIT paid property management fees of 5% of rents to INREIT Management, LLC. The management team of INREIT Management, LLC consists of Board of Trustee members Kenneth Regan and James Wieland. For the six month periods ended June 30, 2011 and June 30, 2010, INREIT paid management fees of $3,175 and $7,011, respectively, to INREIT Management, LLC.
During 2011 and 2010, INREIT paid property management fees of 5% of rents to Goldmark Property Management. The management team of Goldmark Property Management consists of Board of Trustee members Kenneth Regan and James Wieland. For the six month period ended June 30, 2011 and 2010, INREIT incurred management fees of $1,820,644 and $1,552,600, respectively, to Goldmark Property Management.
Director Fees
INREIT paid director fees of $22,000 and $18,100 during the six months ended June 30, 2011 and 2010, respectively.
Advisory Management Fees
For the six months ended June 30, 2011 and 2010, INREIT incurred $373,279 and $338,412 to INREIT Management, LLC for advisory management fees. As of June 30, 2011 and December 31, 2010, the Company owed INREIT Management, LLC $62,226 and $60,558, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage the day-to-day operations of INREIT, and is paid based on the approved Advisory Agreement rate of 0.50% of net invested assets during 2011 and 2010.
Acquisition and Disposition Fees
Our agreement with our advisor requires that we pay 3% of the acquisition and disposition costs or construction value to our advisor upon successful completion of an acquisition, disposition or construction of real estate projects and the related services to arrange mortgages to finance the acquisition, disposition or construction. With the adoption of ASC 805 Business Combinations, we were required to expense a certain amount of the fees related to acquisition costs. Accordingly, we were required to determine what portion of the 3% fee related to acquisition, disposition or construction and to the arranging of financing. We have evaluated the services provided and determined that it is appropriate to attribute 50% of the 3% fee to financing costs for the administration of arranging a loan to fund the acquisition, disposition or construction of a property. We believe this is an appropriate allocation of the total fee as our advisor has informed us that approximately equal time is spent on discovering the potential property or construction project as is spent on the successful coordination of financing.
During the six months ended June 30, 2011 and 2010, INREIT incurred $585,797 and $197,100 respectively, to INREIT Management, LLC for acquisition and financing fees. These fees are for performing due diligence on properties acquired in an I.R.C Section 721 exchange, and are paid on 3% of the purchase price up to a maximum of $300,000 per individual property in 2011 and 2010. One half of the acquisition fee is allocated to the cost of ongoing financing activities required during the life of the acquisition. There was no acquisition fees owed to INREIT Management, LLC as of June 30, 2011. As of December 31, 2010, INREIT owed $172,537 to INREIT Management, LLC for acquisition fees.
In April 2011, INREIT paid $43,500 disposition fee to INREIT Management, LLC for coordinating the sale of a senior living facility in Williston, North Dakota.

Notes to Consolidated Financial Statements
In May 2011, INREIT purchased a 40 unit apartment complex and a 24 unit apartment complex in Fargo, North Dakota for approximately $2,400,000. The properties were purchased from entities affiliated with Kenneth Regan and James Wieland, related parties. Mr. Regan and Mr. Wieland each received partnership units valued at approximately $419,232 in the purchase transaction.
Commissions
During the six month period ended June 30, 2011 and 2010, INREIT incurred brokerage fees of $82,833 and $4,285, respectively, to Roger Domres, or entities owned by Roger Domres, shareholder of INREIT and a former Governor and member of INREIT Management, LLC. Brokerage fees are paid based on 4% of UPREIT partnership units and 8% of INREIT shares sold. During the six month period ended June 30, 2011 and 2010, INREIT incurred marketing fees of $19,063 and $51,462 respectively, to HSC Partner, LLC, an entity owned by Roger Domres. Marketing fees are paid based on 2% of INREIT shares sold. As of December 31, 2010, INREIT owed $111,058, to HSC Partners, LLC for brokerage and marketing fees. As of June 30, 2011 there were no outstanding brokerages or marketing fees owed to HSC Partners, LLC or entities owned by Roger Domres.
During the six month period ended June 30, 2011 and 2010, INREIT incurred brokerage fees of $54,701 and $174,707 to Dale Lian, or entities owned by Dale Lian, a shareholder of INREIT and a member of INREIT Management, LLC. Brokerage fees are paid based on 4% of UPREIT partnership units and 8% of INREIT shares sold. As of December 31, 2010, INREIT owed $200,835 to Dale Lian, or entities owned by Dale Lian. As of June 30, 2011, there were no outstanding brokerage fees owed to Dale Lian, or entities owned by Dale Lian.
During the six month period ended June 30, 2011 and 2010, INREIT incurred brokerage commissions of $15,968 and $23,984 to Larry O’Callaghan, a member of the Board of Trustees.
During the six month period ended June 30, 2011, INREIT incurred real estate commissions of $133,499 to an entity affiliated with Kenneth Regan and James Wieland, related parties.
Rental Income
During the six month period ended June 30, 2011 and 2010, INREIT received rental income of $1,080,035 and $1,432,406, respectively, under various lease agreements with Edgewood Vista Senior Living, Inc., an entity affiliated with Philip Gisi, a former member of the Board of Trustees. As of June 30, 2011 and December 31, 2010, INREIT was owed $137,734, and $262,350, respectively, from Edgewood Vista Senior Living, Inc. for real estate taxes related to the properties.
During the six month period ended June 30, 2011 and 2010, INREIT received rental income of $50,125 under a lease agreement for an office building with EMG Investment Group, an entity affiliated with Philip Gisi, a former member of the Board of Trustees. As of June 30, 2011 and December 31, 2010, INREIT was owed $66,728 and $43,756, respectively, from EMG Investment Group.
During the six month period ended June 30, 2011 and 2010, INREIT received rental income of $89,525 under an operating lease agreement with Goldmark Property Management.
During the six month period ended June 30, 2011 and 2010, INREIT received rental income of $25,854 and $21,000, respectively, under operating lease agreements with INREIT Management, LLC.

Notes to Consolidated Financial Statements
NOTE 12 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME
Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $15,730,950 and $13,947,317 for the six months ended June 30, 2011 and 2010, respectively.
For the six months ended June, 2011 and 2010, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $1,981,600 and $1,834,372, respectively, totaled $8,317,951 and $7,769,289. Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.
NOTE 13 - PROPERTY MANAGEMENT FEES
INREIT has entered into various management agreements with unrelated management companies. The agreements provide for INREIT to pay management fees based on a percentage of rental income (3 to 5%). During the six month period ended 2011 and 2010, INREIT incurred property management fees of $61,663 and $63,440, respectively, to unrelated management companies.
During the six month period ended 2011 and 2010, INREIT incurred management fees of 5% of rents to INREIT Management, LLC and Goldmark Property Management, both related parties (Note 11).
NOTE 14 - COMMITMENTS AND CONTINGENCIES
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
Risk of Uninsured Property Losses
INREIT maintains property damage, fire loss, and liability insurance. However, there are certain types of losses (generally of a catastrophic nature) which may be either uninsurable or not economically insurable. Such excluded risks may include war, earthquakes, tornados, certain environmental hazards, and floods. Should such events occur, (i) INREIT might suffer a loss of capital invested, (ii) tenants may suffer losses and may be unable to pay rent for the spaces, and (iii) INREIT Real Estate Development Trust may suffer a loss of profits which might be anticipated from one or more properties.
Tenant in Common Ownership
As a tenant in common, INREIT owns its respective share of the assets of tenant in common properties as well as being liable for its respective share of the debts. INREIT owned the following properties as a tenant in common.
INREIT Properties, LLLP is the 100% owner of Grand Forks INREIT, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. INREIT Properties, LLLP is also the 50% owner of Marketplace Investors, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in

Notes to Consolidated Financial Statements
Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with Key Bank Real Estate Capital with a balance at June 30, 2011 of $12,087,040. INREIT owed $6,043,520 and $6,111,450 for their respective share of the balance as of June 30, 2011 and December 31, 2010, respectively.
INREIT Properties, LLLP owns a 2/3 interest as a tenant in common of a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with GE Commercial Finance Business Property Corporation with a balance at June 30, 2011 in the amount of $7,631,904. INREIT owed $5,087,936 and $5,121,897 for its respective share of the balance on June 30, 2011 and December 31, 2010, respectively.
NOTE 15 - DISCONTINUED OPERATIONS
The Company reports in discontinued operations the results of operations for properties that have either been sold or are classified as held for sale. The Company also reports any gains or losses from the sale of properties in discontinued operations.
During the second quarter of 2011, the Company sold a small assisted living facility in Williston, North Dakota for $1.45 million and recognized a gain of approximately $366,990. The Company also entered into an agreement to sell a retail property in Norfolk, Nebraska. The transaction is expected to be completed in August 2011 pending due diligence or other normal contingencies. There were no dispositions or properties held for sale during the second quarter of 2010.
During the first quarter of 2011, there were no dispositions. During the first quarter of 2010, the Company sold a small apartment complex in Carrington, North Dakota for $710,000 and recognized a gain of approximately $189,374.
The following table shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three months and six months ended June 30, 2011 and 2010:

Notes to Consolidated Financial Statements

	Discontinued		Discontinued
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

INCOME FROM RENTAL OPERATIONS	$12,300	$-	$97,458	$8,184

EXPENSES
Expenses from rental operations
Interest	25,938	-	51,910	1,266
Depreciation and amortization	14,544	-	37,186	1,342
Real estate taxes	9,580	-	25,463	827
Property management fees	1,200	-	5,575	430
Utilities	2,193	-	9,618	833
Repairs and maintenance	3,003	-	9,380	1,215
Insurance	2,502	-	6,812	382
Salary and wages	-		10,416	-
Food costs for residents	-		4,604	-
Administrative	-	-	239	1,421

	58,961	-	161,203	7,716

Administration of REIT
Administrative expenses	-	-	-	-
Advisory fees	-	-	-	-
Acquisition and disposition expenses	43,500	-	43,500	-
Director fees	-	-	-	-
Rent	-	-	-	-
Legal and accounting	343	-	1,193	-

	43,843	-	44,693	-

Total expenses	102,804	-	205,896	7,716

INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN ON SALE	(90,504)	-	(108,437)	468

GAIN ON SALE OF DISCONTINUED OPERATIONS	366,990	-	366,990	189,374

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$276,486	$-	$258,553	$189,842

NOTE 16 - BUSINESS COMBINATIONS
The Company continued to implement its strategy of acquiring properties in desired markets. It is impractical for the Company to obtain historical financial information on acquired properties and accordingly, proforma statements have not been presented.
The Company accounts for its property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of their fair value. Techniques used to estimate fair value include an appraisal of the property by a certified independent appraiser at the time of acquisition. Significant factors included in the independent appraisal include items such as current rent schedules, occupancy levels, and discount factors. Property valuations are completed primarily using the income capitalization approach, which anticipated benefits are converted to an indication of current value.

Notes to Consolidated Financial Statements
The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs, in-place leases and tenant relationships, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.
The value allocable to above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases.
The Company estimates the in-place lease value for each lease acquired. This fair value estimate is calculated using factors available in third party appraisals or cash flow estimates of the property prepared by the Company’s internal analysts. These estimates are based upon cash flow projections for the property, existing leases, and the current economic climate.
The Company’s analysis results in three discrete financial items: assets for above market leases, liabilities for below market leases, and assets for the in-place lease value. The calculation of each of these components is performed in tandem to provide a complete intangible asset value.
Key factors considered in the calculation of fair value of both real property and intangible assets include the current market rent values, dark periods, direct costs estimated with obtaining a new tenant, discount rates, escalation factors, standard lease terms, and tenant improvement costs.
2011 Purchases
In January 2011, INREIT purchased a 4,997 square foot restaurant in Apple Valley, Minnesota for approximately $2.5 million. The purchase was financed through the issuance of operating partnership units valued at approximately $1,698,549 and cash. The Company also purchased the remaining 65.44% interest in Sierra Ridge, a 136 unit apartment complex in Bismarck, North Dakota for approximately $6.5 million. The purchase was financed with approximately $2.2 million in cash and the assumption of $4.3 in debt. The debt assumption was finalized on April 1, 2011.
In May 2011, INREIT purchased a 40 unit apartment complex and a 24 unit apartment complex in Fargo, North Dakota for approximately $2.5 million. The purchase was financed through the assumption of approximately $0.8 in debt and the issuance of operating partnership units valued at approximately $1.7 million. The properties were purchased from entities affiliated with Kenneth Regan and James Wieland, related parties who each received partnership units valued at approximately $419,232.
In May 2011, INREIT purchased a 2,712 square foot restaurant and a 3,510 square foot office building in Moorhead, Minnesota for approximately $2,181,000. The purchase was financed with a combination of a new $575,000 loan and the issuance of operating partnership units valued at approximately $1,627,705.

Notes to Consolidated Financial Statements
In June 2011, INREIT purchased a 13,390 square foot retail store and 36,432 square feet of adjacent land in Denver, Colorado for approximately $5,900,000. The purchase was financed with a combination of a $4,600,000 loan and approximately $1,300,000 in cash.
The following table summarizes the fair value of the assets acquired and liabilities assumed during the six months ended June 30, 2011:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given

Applebee’s, Apple Valley, MN	$1,795,299	$322,866	$404,635	$-	$-	$2,522,800
Sierra Ridge Apartments, Bismarck, ND	6,458,761	-	-	-	(4,264,480)	2,194,281
Country Side Apartments, Fargo, ND	936,320	-	-	-	(286,083)	650,237
Country Club Apartments, Fargo, ND	1,527,680	-	-	-	(466,766)	1,060,914
Bank of the West, Moorhead, MN	922,187	77,813	-	-	(263,925)	736,075
Dairy Queen, Moorhead, MN	1,027,324	151,810	1,866	-	(311,075)	869,925
Walgreen’s, Denver, CO	4,706,332	449,949	53,719	-	(4,062,030)	1,147,970
Taco Bell Land, Denver, CO	669,224	20,122	654	-	(537,970)	152,030

	$18,043,127	$1,022,560	$460,874	$-	$(10,192,329)	$9,334,232

2010 Purchases
During 2010, INREIT purchased a 14 unit apartment building in Hawley, Minnesota. The approximate purchase price was $425,000.
During 2010, INREIT purchased a 5,043 square foot restaurant in Bloomington, Minnesota. The approximate purchase price was $2,150,000.
During 2010, INREIT purchased a 5,576 square foot restaurant in Coon Rapids, Minnesota. The approximate purchase price was $2,426,000.
During 2010, INREIT purchased a 4,936 square foot restaurant in Savage, Minnesota. The approximate purchase price was $1,569,000.
The following table summarizes fair value of the assets acquired and liabilities assumed during the six month period ended June 30, 2010:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given

Westside Apartments, Hawley, MN	$425,000	$-	$-	$-	$-	$425,000
Applebee’s, Bloomington, MN	1,426,868	322,368	400,764	-	-	2,150,000
Applebee’s, Coon Rapids, MN	1,617,328	326,155	482,517	-	-	2,426,000
Applebee’s, Savage, MN	1,165,240	253,324	150,436	-	-	1,569,000

	$4,634,436	$901,847	$1,033,717	$-	$-	$6,570,000

Notes to Consolidated Financial Statements
For value of the operating partnership units issued in 2011 and 2010, the Board of Trustees has determined an estimate of the fair value of the units. In determining an estimated value of the units, the board has relied upon their experience with, and knowledge about the Company’s real estate portfolio and debt obligations. The board relied on valuation methodologies that are commonly used in the real estate industry, including, among others a discounted cash flow analysis, which projects a range of estimated future streams of cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows to a present value. The board also took into account the estimated value of the Company’s other assets and liabilities including a reasonable estimate of the value of the Company’s debt obligations. Based on the results of the methodologies, the board determined the fair value of the units to be $14.00 per unit.
As with any valuation methodology, the methodologies utilized by the board in reaching an estimate of the value of the units are based upon a number of estimates, assumptions, judgments or opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments, or opinions would likely have resulted in significantly different estimates of the value of the units. In addition, the board’s estimate of unit value is not based on the fair values of the Company’s real estate, as determined by GAAP, as the Company’s book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.
Furthermore, in reaching an estimate of the value of the units, the board did not include a liquidity discount, in order to reflect the fact that the units are not currently traded on a national securities exchange; a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party; or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the units on a national securities exchange or a merger or sale of the Company’s portfolio.
NOTE 17 - OTHER COMPREHENSIVE INCOME
The details related to other comprehensive income are as follows:

	2011	2010
Net income	$3,113,364	$3,135,218

Other comprehensive income (loss)
Increase (decrease) in fair value of interest rate swap	(31,374)	(61,024)

Total other comprehensive income (loss)	(31,374)	(61,024)

Comprehensive income	3,081,990	3,074,194

Comprehensive income attributable to the noncontrolling interest	2,267,967	2,356,062

Comprehensive income attributable to INREIT Real Estate Investment Trust	$814,023	$718,132

NOTE 18 - SUBSEQUENT EVENTS
On July 1, 2011, INREIT purchased a 24 unit apartment complex in Fargo, North Dakota for $1,044,000. The purchase was financed with the issuance of operating partnership units valued at $502,807, the assumption of $530,928 in mortgage debt, and cash. The purchase price allocation has not yet been finalized.
On August 1, 2011, INREIT purchased 40.26% interest as a tenant in common in a 144 unit apartment building in Bismarck, North Dakota. The sales price was $2,325,861 and the Company issued operating partnership units valued at $1,187,512, the assumption of $1,013,349 in mortgage debt and $125,000 cash in exchange for the interest in the property. The remaining majority ownership consists of Mr. Regan and Mr. Wieland, related parties.

Notes to Consolidated Financial Statements
On August 1, 2011, INREIT acquired an 18 unit apartment building in Grand Forks, North Dakota for $639,511. The purchase was financed with the issuance of operating partnership units valued at $381,608, new mortgage of $249,000 and cash. The purchase price allocation has not yet been finalized.
The Company has entered into a purchase agreement to acquire a 414 unit apartment complex in Eagan, Minnesota for approximately $26 million. The transaction is subject to completion in September 2011 pending due diligence, Board of Trustee approval and other normal contingencies.
The Company has entered into an agreement to sell two buildings totalling approximately 36,000 square feet that are part of a retail complex in Norfolk, Nebraska. The sale will include cash and an office building in Norfolk, Nebraska. The Company will retain a 2,300 square foot restaurant that is part of the retail complex. The transaction is anticipated to close in August 2011.
The following table summarizes the assets and liabilites held for sale as of June 30, 2011:

Property and equipment, net	$1,896,431

Assets held for sale	$1,896,431

Real estate taxes payable	$19,161
Notes Payable - Madison Bank	1,725,335
Accrued Interest Payable	5,672

Liabilities on assets held for sale	$1,750,169

These pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.
INREIT has evaluated subsequent events through the date the consolidated financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Plan of Operation
     We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership INREIT Properties, LLLP. We control the operating partnership as the general partner and own approximately 25.9% of the operating partnership as of June 30, 2011. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership will be deemed to be assets and income of the trust.
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
     As of June 30, 2011, approximately 56.8% of the properties are apartment communities and senior assisted living communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.
     As of June 30, 2011, approximately 43.2% of the properties were comprised of office, retail and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.
     The real estate portfolio consisted of 87 properties containing approximately 3,820 apartments, 193 assisted living units and 1,125,404 square feet of leasable commercial space as of June 30, 2011. The portfolio has a gross book value of approximately $354.1 million, which includes assets held for sale, and book equity, including noncontrolling interests, of approximately $143.7 million as of June 30, 2011.
Our Board of Trustees and Executive Officers
     We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders as fiduciaries. In addition, the Board has a specific fiduciary duty to supervise our relationship with the Advisor, and will evaluate the performance of the Advisor on an annual basis prior to renewing the Advisory Agreement with the Advisor and evaluate the fees paid to the Advisor. Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have ten members on our board, seven of whom are independent of our Advisor. Our trustees are elected annually by our shareholders. Although we have executive officers, we do not have any paid employees.
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
     Our investment strategy is to primarily acquire and hold a diverse portfolio of
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
     We may make investments alone or together with other investors, including with affiliates of the Advisor, through holding company structures or joint ventures, real estate partnerships, tenant-in-common deals, REITs or other collective investment vehicles. We also compete with other owners and developers of investment properties to attract tenants to our properties. Competition for investment properties affects our ability to acquire suitable investment properties and the price we pay for acquisitions.
Liquidity and Capital Resources
     Our principal demands for funds are for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to shareholders and principal and interest on current and any future outstanding indebtedness. Generally, cash needs for items other than acquisitions and acquisition related expenses will be generated from operations and our current investments. The sources of our operating cash flows are primarily driven by the rental income received from our properties.
Short-term Liquidity and Capital Resources
     On a short-term basis, our principal demands for funds will be for operating expenses, distributions and redemptions to shareholders and interest and principal on current and any future indebtedness. We expect to meet our short-term liquidity requirements through cash provided by property operations Operating cash flows are expected to increase as additional properties are added to our portfolio.
     As of June 30, 2011, we had cash and cash equivalents of $11.1 million. Additionally, as of June 30, 2011, we had unencumbered properties with a gross book value of $18.2 million that may be used as collateral to secure additional financing in future periods. We have a $5,000,000 line of credit with Wells Fargo Bank that is secured by an office property in Duluth, Minnesota and a $2,000,000 line of credit with State Bank and Trust of Fargo, North Dakota that is secured by a multifamily property in Fargo, North Dakota. There were no outstanding balances on the lines of credit as of June 30, 2011.
Long-term Liquidity and Capital Resources
     On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions and redemptions to shareholders and interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses and debt maturities from our cash flow from operations, and we expect to meet cash needs for acquisitions and debt maturities from secured or unsecured borrowings on our unencumbered properties, refinancing of current debt and borrowings on our lines of credit. We expect that substantially all cash generated from operations will be used to pay distributions to our shareholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary.
     The issuance of operating partnership units in exchange for property acquisitions is also expected to be a source of long-term capital for us. During the six month period ended June 30, 2011, we issued 359,818 operating partnership units valued at approximately $5.0 million in connection with the acquisitions of a 4,997 square foot restaurant in Apple Valley, Minnesota, a 40 unit and 24 unit apartment complex in Fargo, North Dakota and a 2,712 square foot restaurant and 3,510 square foot office building in Moorhead, Minnesota.
Cash Flow Analysis
Cash Flows From Operating Activities
     For the six month period ended June 30, 2011, cash flow provided by operating activities was $8.9 million, which was primarily the result of net income of $3.1 million and increases of $4.4 million in depreciation expense and $0.9 million in accrued liabilities.
     Cash flow provided by operating activities for the six month period ended June 30, 2010 was $8.7 million, which was primarily the result of net income of $3.1 million, increases of $4.0 million in depreciation expense and decreases of $0.9 in related party receivables.
     The increase in cash from operating activities when comparing the six-month period ended June 30, 2011 to the prior year six-month period was primarily a result of increases accrued liabilities.
Cash Flows From Investing Activities
     For the six month period ended June 30, 2011, cash used for investing activities was $3.3 million, which was primarily related to the net addition of properties to our portfolio.
     For the six month period ended June 30, 2010, cash used for investing activities was $7.6 million, which primarily related to the net addition of properties to our portfolio.
     The decrease in cash used for investing activities when comparing the six-month period ended June 30, 2011 to the prior year six-month period was the result of a decrease in the amount of cash used for the addition of properties to our portfolio.
Cash Flows From Financing Activities
     For the six month period ended June 30, 2011, cash used for financing activities was $4.6 million. Cash used for financing activities was primarily the result of principal payments on mortgage notes payable of $6.3 million, distributions paid of $4.6 million and repurchase of shares of $1.1, offset by proceeds from issuance of mortgage notes payable of $6.5 million.
     For the six month period ended June 30, 2010, cash from financing activities was $0.2 million. Cash from financing activities was primarily the result of a net increase in notes payable of $7.4 million and proceeds from the issuance of shares of $3.7 million, offset by principal payments on mortgage notes payable of $9.3 million and distributions paid of $4.2 million.

     The decrease in cash used for financing activities when comparing the six-month period ended June 30, 2011 to the prior year six-month period was the result of fewer proceeds from issuance of mortgage notes payable and a net decrease in notes payable.
Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     The following table provides a general comparison of our results of operations for the three month periods ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010

Total property revenues	$12,020,717	$11,022,987
Total property expenses	(9,882,339)	(8,985,970)
Total other expenses	(689,049)	(205,835)
Total other income	66,035	65,759
Income from discontinued operations	276,486	-

Net income	1,791,850	1,896,941
Net income attributable to noncontrolling interest	(1,319,020)	(1,449,869)

Net income attributable to INREIT Real Estate Investment Trust	$472,830	$447,072

Distributions paid
Distributions paid per share (1)	$0.20125	$0.19250

(1)	Does not take into consideration the amounts paid by the operating partnership to limited partners.
     Property revenues. Property revenues increased approximately 9.1% from $11.0 million for the three months ended June 30, 2010 to $12.0 million for the three months ended June 30, 2011, primarily as a result of a net increase of properties added to our portfolio.
     Overall physical occupancy in our multifamily properties was 97.9% as of June 30, 2011 compared to 97.4% as of March 31, 2011 for an improvement of 0.5% during the quarter ended June 30, 2011. Overall physical occupancy in our multifamily properties remained unchanged at 96.1% as of June 30, 2010 and March 31, 2010.
     Overall physical occupancy in our commercial properties was 95.0% as of June 30, 2011 compared to 93.8% as of March 31, 2011 for an improvement of 1.2%. Overall physical occupancy in our commercial properties was 92.2% as of June 30, 2010 compared to 91.9% as of March 31, 2010 for an improvement of 0.3%. The improvement in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to reduced vacancy at a retail property in Fargo, North Dakota and an office building in Duluth, Minnesota.
     Tenant concessions decreased slightly from 0.5% during the three month period ended June 30, 2010 to 0.4% in the same period of 2011.

     Property expenses. The following table summarizes our significant property expenses the three month periods ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010

Real estate taxes	$1,445,109	$1,277,419
Property management fees	960,480	821,359
Repairs and maintenance	1,085,789	837,718
Utilities	815,299	666,569

Total property expenses	$4,306,677	$3,603,065

     Real estate taxes. Our real estate tax expenses increased approximately 13.1% from $1.3 million to $1.4 million for the three month periods ended June 30, 2010 and 2011, respectively. The change is a result of the increase in number of properties held in our portfolio.
     Property management fees. Property management fees, which is the expense incurred for day-to-day management of our properties, increased 16.9% from $0.8 million for the three month period ended June 30, 2010 to approximately $1.0 million for the three month period ended June 30, 2011 as result of the increase in number of properties held in our portfolio.
     Repairs and Maintenance. Repairs and maintenance expenses were $1.1 million and $0.8 million for the three month periods ended June 30, 2011 and 2010, respectively. The increase of 29.6% from 2011 to 2010 was a result of an increase in the number of properties in our portfolio and additional snow removal costs incurred in 2011 compared to 2010. Repairs and maintenance expense as a percentage of rental income increased from approximately 7.6% for the three months ended June 30, 2010 to 9.0% for the three months ended June 30, 2011.
     Utilities. Utilities expense increased approximately 22.3% from $0.7 million to $0.8 million for the three month periods ended June 30, 2010 and 2011, respectively. The change is a result of the increase in number of properties held in our portfolio.
     Other expenses. The following table summarizes our other expenses for the three month periods ended June 30, 2011 and 2010:

	Three Months Ended
	June 30,
	2011	2010

General and administrative	$689,049	$205,835
Depreciation and amortization	2,418,729	2,234,705
Interest expense	2,967,797	2,936,306
Interest income	(66,035)	(65,759)

Total other expenses	$6,009,540	$5,311,087

     General and administrative. General and administrative expenses were $0.7 million and $0.2 million for the three month periods ended June 30, 2011 and 2010, respectively. The increase of 234.8%

from 2010 to 2011 was a result of increased acquisition expenses and legal and accounting fees incurred during the three month period ended June 30, 2011 compared to the same three month period of 2010.
     Depreciation and amortization. Depreciation and amortization expense increased 8.2% from $2.2 million for the three months ended June 30, 2010 to approximately $2.4 million for the three months ended June 30, 2011. The $1.8 million increase was primarily a result of depreciation and amortization of properties added to our portfolio. Depreciation and amortization expense as a percentage of rental income for the three month periods ended June 30, 2011 and 2010 was consistent at 20.1% and 20.3%, respectively.
     Interest expenses, net. Interest expense, net, of $2.9 million for each period, was approximately 24.1% and 26.0% of rental income for three month periods ended June 30, 2011 and 2010, respectively. The decrease of interest expense as a percentage of rental income during the three month period ended June 30, 2011 was a result of lower interest rates for mortgage notes payable from 2011 to 2010 and increased rental revenues from acquired properties encumbered by mortgages.
Property Acquisitions and Dispositions
     During the three month period ended June 30, 2011, we acquired a 40 unit apartment complex and a 24 unit apartment complex in Fargo, North Dakota for approximately $2.5 million. The purchase was financed with assumed debt of approximately $0.8 million and limited partnership units of approximately $1.7 million. Two related parties each received approximately $0.4 million in limited partnership units.
     During the three month period ended June 30, 2011, we acquired a 2,712 square foot restaurant and a 3,510 square foot office building in Moorhead, Minnesota for approximately $2.2 million. The purchase was financed with a loan of approximately $0.6 million and the remainder paid in limited partnership units valued at approximately $1.6 million.
     During the three month period ended June 30, 2011, we acquired a 13,390 square foot retail store and 36,432 square feet of adjacent land in Denver, Colorado for approximately $5.9 million. The purchase was financed with cash of approximately $1.3 million and a loan of $4.6 million.
     During the three month period ended June 30, 2011, we disposed of a small assisted living facility in Williston, North Dakota for $1.45 million and recognized a gain of approximately $0.4 million.
     There were no property acquisitions or dispositions during the three month period ended June 30, 2010.
     See Notes 15 and 16 of Notes to the Financial Statements above for more information detailing our acquisitions and dispositions during the three month periods ended June 30, 2011 and June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     The following table provides a general comparison of our results of operations for the six month periods ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010

Total property revenues	$23,954,079	$21,708,422
Total property expenses	(19,962,099)	(18,303,727)
Total other expenses	(1,267,750)	(619,886)
Total other income	130,581	160,568
Income from discontinued operations	258,553	189,842

Net income	3,113,364	3,135,218
Net income attributable to noncontrolling interest	(2,291,131)	(2,402,831)

Net income attributable to INREIT Real Estate Investment Trust	$822,233	$732,387

Distributions paid
Distributions paid per share (1)	$0.4025	$0.3850

(1)	Does not take into consideration the amounts paid by the operating partnership to limited partners.
     Property revenues. Property revenues increased approximately 10.3% from $21.7 million for the six months ended June 30, 2010 to $24.0 million for the six months ended June 30, 2011, primarily as a result of a net increase of properties in our portfolio.
     Overall physical occupancy in our multifamily properties was 97.9% as of June 30, 2011 compared to 96.0% as of December 31, 2010 for an improvement of 1.9% during the first half of 2011. Overall physical occupancy in our multifamily properties was 96.0% as of June 30, 2010 compared to 95.2% as of December 31, 2009 for an improvement of 0.9% in the first half of 2010.
     Overall physical occupancy in our commercial properties was 95.0% as of June 30, 2011 compared to 93.9% as of December 31, 2010 for an improvement of 1.1%. Overall physical occupancy in our commercial properties was 92.2% as of June 30, 2010 compared to 91.9% as of December 31, 2009 for an improvement of 0.3%. The improvement in the first half of 2011 compared to the first half of 2010 was primarily due to reduced vacancy at a retail property in Fargo, North Dakota and an office building in Duluth, Minnesota.
     Tenant concessions decreased slightly from 0.5% during the six month period ended June 30, 2010 to 0.4% in the same period of 2011.
     Property expenses. The following table summarizes our significant property expenses the six month periods ended June 30, 2011 and 2010:

	Six months Ended
	June 30,
	2011	2010

Real estate taxes	$2,834,183	$2,497,584
Property management fees	1,879,907	1,622,621
Repairs and maintenance	2,358,113	1,920,199
Utilities	1,794,029	1,561,646

Total property expenses	$8,866,232	$7,602,050

     Real estate taxes. Our real estate tax expenses increased approximately 13.5% from $2.5 million to $2.8 million for the six month periods ended June 30, 2010 and 2011, respectively. The change is a result of the increase in number of properties held in our portfolio.

     Property management fees. Property management fees, which is the expense incurred for day-to-day management of our properties, increased 15.9% from $1.6 million for the six month period ended June 30, 2010 to approximately $1.9 million for the six month period ended June 30, 2011 as result of the increase in number of properties held in our portfolio.
     Repairs and Maintenance. Repairs and maintenance expenses were $2.4 million and $1.9 million for the six month periods ended June 30, 2011 and 2010, respectively. The increase of 22.8% from 2010 to 2011 was a result of an increase in the number of properties in our portfolio and additional snow removal costs incurred in 2011 compared to 2010. Repairs and maintenance expense as a percentage of rental income increased from approximately 8.8% for the six months ended June 30, 2010 to 9.8% for the six months ended June 30, 2011.
     Utilities. Utilities expense increased approximately 14.9% from $1.6 million to $1.8 million for the six month periods ended June 30, 2010 and 2011, respectively. The change is a result of the increase in number of properties held in our portfolio.
     Other expenses. The following table summarizes our other expenses for the six month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010

General and administrative	$1,267,750	$619,886
Depreciation and amortization	4,836,139	4,447,683
Interest expense	5,896,335	5,864,105
Interest income	(130,581)	(121,668)

Total other expenses	$11,869,643	$10,810,006

     General and administrative. General and administrative expenses were $1.3 million and $0.6 million for the six month periods ended June 30, 2011 and 2010, respectively. The increase of 104.5% from 2010 to 2011 was a result of increased acquisition expenses and legal and accounting fees incurred in 2011 compared to the prior six month period in 2010.
     Depreciation and amortization. Depreciation and amortization expense increased 8.7% from approximately $4.4 million for the six months ended June 30, 2010 to approximately $4.8 million for the six months ended June 30, 2011. The $0.4 million increase was primarily a result of depreciation and amortization of properties added to our portfolio. Depreciation and amortization expense as a percentage of rental income for the six month periods ended June 30, 2011 and 2010 was consistent at 20.2% and 20.5%, respectively.
     Interest expenses, net. Interest expense, net, of approximately $5.7 million for each period, was approximately 24.1% and 26.5% of rental income the six month periods ended June 30, 2011 and 2010, respectively. The decrease of interest expense as a percentage of rental income during the six month period ended June 30, 2011 was a result of lower interest rates for mortgage notes payable from 2011 to 2010 and increased rental revenues from acquired properties encumbered by mortgages.

Property Acquisitions and Dispositions
     During the six month period ended June 30, 2011, we acquired a 4,997 square foot restaurant in Apple Valley, Minnesota for approximately $2.5 million. The purchase was financed with approximately $0.8 million in cash and the remainder paid in limited partnership units valued at approximately $1.7 million.
     During the six month period ended June 30, 2011, we purchased the remaining 65.44% interest in a 136 unit apartment complex in Bismarck, North Dakota for approximately $6.5 million. The purchase was financed with approximately $2.2 million in cash and assumption of $4.3 million in debt.
     During the six month period ended June 30, 2011, we acquired a 40 unit apartment complex and a 24 unit apartment complex in Fargo, North Dakota for approximately $2.5 million. The purchase was financed with assumed debt of approximately $0.8 million and limited partnership units of approximately $1.7 million. Two related parties each received approximately $0.4 million in limited partnership units.
     During the six month period ended June 30, 2011, we acquired a 2,712 square foot restaurant and a 3,510 square foot office building in Moorhead, Minnesota for approximately $2.2 million. The purchase was financed with a loan of approximately $0.6 million and the remainder paid in limited partnership units valued at approximately $1.6 million.
     During the six month period ended June 30, 2011, we acquired a 13,390 square foot retail store and 36,432 square feet of adjacent land in Denver, Colorado for approximately $5.9 million. The purchase was financed with cash of approximately $1.3 million and a loan of $4.6 million.
     During the six month period ended June 30, 2011, we disposed of a small assisted living facility in Williston, North Dakota for $1.45 million and recognized a gain of approximately $0.4 million.
     During the six month period ended June 30, 2010, we acquired a 14 unit apartment building in Hawley, Minnesota. The approximate purchase price was $425,000. The purchase was paid in limited partnership units valued at $212,500 and cash.
     During the six month period ended June 30, 2010, we acquired a 5,043 square foot restaurant in Bloomington, Minnesota. The approximate purchase price was $2,150,000, paid in cash.
     During the six month period ended June 30, 2010, we acquired a 5,576 square foot restaurant in Coon Rapids, Minnesota. The approximate purchase price was $2,426,000. The purchase was paid in limited partnership units valued at $2,086,486 and cash.
     During the six month period ended June 30, 2010, we acquired a 4,936 square foot restaurant in Savage, Minnesota. The approximate purchase price was $1,569,000, paid in cash.
     See Notes 15 and 16 of Notes to the Financial Statements above for more information detailing our acquisitions and dispositions during the six month periods ended June 30, 2011 and June 30, 2010.
Funds From Operations
Funds From Operations (FFO) applicable to common shares and limited partnership units means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.
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
Our management believes this non-GAAP measure is useful to investors because it provides supplemental information that facilitates comparisons to prior periods and for the evaluation of financial results. Management uses this non-GAAP measure to evaluate our financial results, develop budgets and manage expenditures. The method used to produce non-GAAP results is not computed according to GAAP, is likely to differ from the methods used by other companies and should not be regarded as a replacement for corresponding GAAP measures. Management encourages the review of the reconciliation of this non- GAAP financial measure to the comparable preliminary GAAP results.
Since the introduction of the definition of FFO, the term has come to be widely used by REITs. In the view of NAREIT, this use (combined with the primary GAAP presentations required by the Securities and Exchange Commission) has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making it easier than before to compare the results of one REIT with another.
While FFO applicable to common shares and limited partnership units is widely used by REITs as a performance metric, not all real estate investment trusts use the same definition of FFO or calculate FFO in the same way. The FFO reconciliation presented here is not necessarily comparable to FFO presented by other real estate investment trusts. FFO should also not be considered as an alternative to net income as determined in accordance with GAAP as a measure of a real estate investment trust’s performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO applicable to common shares and limited partnership units does not represent cash generated from operating activities in accordance with GAAP, and is not necessarily indicative of sufficient cash flow to fund a real estate investment trust’s needs or its ability to service indebtedness or to make cash distributions to shareholders.
     FFO applicable to common shares and limited partnership units for the three month period ended June 30, 2011 decreased from $3.9 million, compared to $4.1 million for the three month period ended June 30, 2010. The decrease in FFO was mostly due to increased acquisition costs and legal and accounting expenses.
     FFO applicable to common shares and limited partnership units for the six month period ended June 30, 2011 increased to $7.6 million, compared to $7.4 million for the six month period ended June 30, 2010. The increase in FFO was due to a net increase in properties acquired in the six month period ended June 30, 2011 compared to the same six month period in 2010.
     Below is the calculation of FFO and the reconciliation to net income for the three and six month periods ended June 30, 2011 and 2010, respectively. We believe this calculation is the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to INREIT Real Estate Investment Trust to Funds from Operations
Applicable to Common Shares and Limited Partnership Units

	Three Month Period Ended June 30,			Three Month Period Ended June 30,
		2011			2010
			Per			Per
		Weighted Avg	Share and		Weighted Avg	Share and
	Amount	Shares and Units(1)	Unit(2)	Amount	Shares and Units(1)	Unit(2)

Net Income attributable to
INREIT Real Estate
Investment Trust	$472,830	3,760,571	$0.13	$447,072	3,096,709	$0.14

Add back:
Noncontrolling Interest - OPU	1,323,435	10,575,232		1,449,869	9,913,796
Depreciation & Amortization from continuing operations	2,418,729			2,234,705
Depreciation & Amortization from discontinued operations	14,544			-

Subtract:
Gains on depreciable asset sales	(366,990)			-

Funds from operations applicable to common shares and limited partnership units	$3,862,548	14,335,803	$0.27	$4,131,646	13,010,505	$0.32

(1)	UPREIT Units of the Operating Partnership are exchangeble for commo shares of beneficial interest on a one-for-one basis.

(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.
Reconciliation of Net Income Attributable to INREIT Real Estate Investment
Trust to Funds from Operations Applicable to Common Shares and Limited Partnership Units

	Six Month Period Ended June 30,			Six Month Period Ended June 30,
		2011			2010
			Per			Per
		Weighted Avg	Share and		Weighted Avg	Share and
	Amount	Shares and Units(1)	Unit(2)	Amount	Shares and Units(1)	Unit(2)

Net Income attributable to
INREIT Real Estate
Investment Trust	$822,233	3,750,574	$0.22	$732,387	3,003,416	$0.24

Add back:
Noncontrolling Interest — OPU	2,298,597	10,578,997		2,402,831	9,854,239
Depreciation & Amortization from continuing operations	4,836,139			4,447,683
Depreciation & Amortization from discontinued operations	37,186			1,342

Subtract:
Gains on depreciable asset sales	(366,990)			(189,374)

Funds from operations applicable to common shares and limited partnership units	$7,627,165	14,329,571	$0.53	$7,394,869	12,857,655	$0.58

(1)	UPREIT Units of the Operating Partnership are exchangeble for common shares of beneficial interest on a one-for-one basis.

(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

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
     There have been no material changes in our Critical Accounting Policies as disclosed in our financial statements for the year ended December 31, 2010, which have previously been filed with the Securities and Exchange Commission.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Changes In Internal Controls Over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during our second fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Sale of Securities
     On April 15, 2011, we issued an aggregate of 62,225.290 shares at $13.30 at the election of shareholders to receive their dividend payment in shares. These transactions did not involve the sale of securities.
Repurchases of Securities
     Set forth below is information regarding shares repurchased during the second quarter ended June 30, 2011:

	Total Number of Shares	Average Price Paid
Period	Repurchased	per Share
April 1-30, 2011	36,880.720	$12.60
May 1-31, 2011	8,116.200	$12.60
June 1-30, 2011	5,087.899	$12.60

Item 6. Exhibits.

Exhibit
Number	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

99.1	INREIT Investor Update 2nd Quarter 2011.

101	The following materials from INREIT Real Estate Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (iii) Consolidated Statements of Shareholders’ Equity for six months ended June 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for six months ended June 30, 2011 and 2010, and; (v) Notes to Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: August 15, 2011

INREIT REAL ESTATE INVESTMENT TRUST
By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Peter J. Winger
Peter J. Winger
Chief Financial Officer (Principal Financial and Accounting Officer)