Form 10-Q
period 2011-09-30
INREIT Real Estate Investment Trust
filed 2011-11-14
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

N/A

(Former name, former address and formal fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2011
Common Stock, $0.01 par value per share	3,801,913.484

INREIT REAL ESTATE INVESTMENT TRUST

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS

PROPERTY AND EQUIPMENT, less accumulated depreciation	$326,447,046	$312,567,343

CASH AND CASH EQUIVALENTS	7,355,872	10,010,564

RESTRICTED DEPOSITS AND FUNDED RESERVES	5,667,348	5,814,623

INVESTMENT IN UNCONSOLIDATED AFFILIATES	1,487,194	—

DUE FROM RELATED PARTY	241,059	306,951

RECEIVABLES	2,543,887	2,241,896

PREPAID EXPENSES	74,093	474,602

NOTES RECEIVABLE	1,821,923	1,917,573

FINANCING COSTS, less accumulated amortization of $802,135 in 2011 and $559,017 in 2010	2,189,615	1,713,903

ASSETS HELD FOR SALE	—	1,115,618

RENT INCENTIVE, less accumulated amortization of $191,667 in 2011 and $116,667 in 2010	1,308,333	1,383,333

INTANGIBLE ASSETS, less accumulated amortization of $1,473,308 in 2011 and $953,481 in 2010	7,254,183	6,290,576

OTHER ASSETS	894,136	145,201

	$357,284,689	$343,982,183

See Notes to Consolidated Financial Statements	3

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
	(unaudited)
LIABILITIES

MORTGAGE NOTES PAYABLE	$199,395,742	$192,171,523

SPECIAL ASSESSMENTS PAYABLE	1,659,365	1,582,610

DIVIDENDS PAYABLE	2,932,300	2,606,033

DUE TO RELATED PARTY	104,893	544,988

TENANT SECURITY DEPOSITS PAYABLE	1,375,277	1,213,102

INVESTMENT CERTIFICATES	1,632,445	2,455,534

UNFAVORABLE LEASES, NET	530,878	583,350

ACCOUNTS PAYABLE - TRADE	29,586	152,833

LIABILITIES RELATED TO ASSETS HELD FOR SALE	—	48,062

FAIR VALUE OF INTEREST RATE SWAP	440,675	194,499

DEFERRED INSURANCE PROCEEDS	402,566	6,816

ACCRUED EXPENSES	4,842,653	2,759,658

TOTAL LIABILITIES	213,346,380	204,319,008

COMMITMENTS - NOTE 14

SHAREHOLDERS’ EQUITY

NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP	108,281,027	105,012,439

BENEFICIAL INTEREST	36,097,957	34,845,235

ACCUMULATED COMPREHENSIVE LOSS	(440,675)	(194,499)

	143,938,309	139,663,175

	$357,284,689	$343,982,183

See Notes to Consolidated Financial Statements	4

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

INCOME FROM RENTAL OPERATIONS	$12,357,264	$11,134,190	$36,311,343	$32,314,547

EXPENSES
Expenses from rental operations
Interest	2,987,208	2,926,930	8,883,543	8,578,144
Depreciation and amortization	2,532,477	2,297,047	7,368,615	6,628,450
Real estate taxes	1,468,726	1,248,377	4,302,909	3,670,460
Property management fees	982,637	903,453	2,862,544	2,513,035
Utilities	719,369	674,017	2,513,399	2,223,834
Repairs and maintenance	1,355,165	1,129,581	3,713,278	3,035,491
Insurance	211,544	181,950	556,611	500,817
Administrative	5,309	32,203	31,897	102,890

	10,262,435	9,393,558	30,232,796	27,253,121

Administration of REIT
Administrative expenses	19,785	8,146	43,363	40,135
Advisory fees	192,282	170,853	565,561	509,264
Acquisition and disposition expenses	84,541	185,516	539,798	303,083
Director fees	10,200	10,800	32,200	28,900
Legal and accounting	130,439	10,508	515,812	122,656

	437,247	385,823	1,696,734	1,004,038

Total expenses	10,699,682	9,779,381	31,929,530	28,257,159

INCOME FROM OPERATIONS	1,657,582	1,354,809	4,381,813	4,057,388

OTHER INCOME
Equity in income of unconsolidated affiliates	22,347	—	22,347	—
Interest income	59,299	65,369	189,880	186,560
Insurance proceeds	—	—	—	38,900
Gain on bargain purchase	—	608,500	—	608,500

	81,646	673,869	212,227	833,960

INCOME FROM CONTINUING OPERATIONS	1,739,228	2,028,678	4,594,040	4,891,348

DISCONTINUED OPERATIONS - NOTE 15	(169,011)	532,012	89,541	804,560

NET INCOME	1,570,217	2,560,690	4,683,581	5,695,908

NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	1,162,317	1,918,463	3,453,448	4,321,294

NET INCOME ATTRIBUTABLE TO INREIT REAL ESTATE INVESTMENT TRUST	$407,900	$642,227	$1,230,133	$1,374,614

NET INCOME PER COMMON SHARE
Basic and diluted	$0.11	$0.20	$0.33	$0.44

See Notes to Consolidated Financial Statements	5

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Common Shares	Common Shares Amount	Accumulated Earnings (Deficit)	Total Beneficial Interest	Noncontrolling Interest	Accumulated Comprehensive Loss	Total

BALANCE, DECEMBER 31, 2009	2,859,039	$32,038,916	$(6,067,369)	$25,971,547	$100,046,173	$(168,332)	$125,849,388

Issuance of common shares	382,980	5,268,195		5,268,195			5,268,195
Contribution of assets in exchange for the issuance of noncontrolling interest shares					1,086,168		1,086,168
Repurchase of shares	(123,062)	(1,566,756)		(1,566,756)			(1,566,756)
Dividends			(1,183,435)	(1,183,435)	(3,851,366)		(5,034,801)
Dividends declared			(633,716)	(633,716)	(1,899,196)		(2,532,912)
Dividends reinvested - stock dividend	80,311	1,068,138		1,068,138			1,068,138
UPREIT units converted to REIT common shares	92,767	1,210,787		1,210,787	(1,210,787)
Syndication costs			(361,359)	(361,359)	(49,262)		(410,621)
Decrease in fair value of interest rate swap						(102,668)	(102,668)
Net income			1,374,614	1,374,614	4,321,294		5,695,908

BALANCE, SEPTEMBER 30, 2010	3,292,035	$38,019,280	$(6,871,265)	$31,148,015	$98,443,024	$(271,000)	$129,320,039

(Continued on next page)	6

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY – PAGE 2

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Common Shares	Common Shares Amount	Accumulated Earnings (Deficit)	Total Beneficial Interest	Noncontrolling Interest	Accumulated Comprehensive Loss	Total

BALANCE, DECEMBER 31, 2010	3,602,853	$42,284,483	$(7,439,248)	$34,845,235	$105,012,439	$(194,499)	$139,663,175

Issuance of common shares	150,824	2,075,445		2,075,445			2,075,445
Contribution of assets in exchange for the issuance of noncontrolling interest shares					7,109,332		7,109,332
Repurchase of shares	(146,620)	(1,847,406)		(1,847,406)			(1,847,406)
Dividends			(1,506,605)	(1,506,605)	(4,247,264)		(5,753,869)
Dividends declared			(759,762)	(759,762)	(2,172,538)		(2,932,300)
Dividends reinvested - stock dividend	104,157	1,385,267		1,385,267			1,385,267
UPREIT units converted to REIT common shares	64,003	806,449		806,449	(806,449)		—
Syndication costs			(130,799)	(130,799)	(67,941)		(198,740)
Decrease in fair value of interest rate swap						(246,176)	(246,176)
Net income			1,230,133	1,230,133	3,453,448		4,683,581

BALANCE, SEPTEMBER 30, 2011	3,775,217	$44,704,238	$(8,606,281)	$36,097,957	$108,281,027	$(440,675)	$143,938,309

See Notes to Consolidated Financial Statements	7

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

OPERATING ACTIVITIES
Net income	$4,683,581	$5,695,908
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of property and equipment	(366,990)	(764,018)
Loss on sale of property and equipment	66,921	—
Gain due to insurance proceeds	—	(38,900)
Bargain purchase on business combinations	—	(608,500)
Equity in income of unconsolidated affiliates	(22,347)	—
Depreciation	6,607,536	6,170,299
Amortization	785,989	655,028
Effects on operating cash flows due to changes in
Tenant security deposits	(117,124)	(145,075)
Due from related party	65,892	742,584
Receivables	(301,991)	(659,306)
Prepaid expenses	400,509	419,499
Other assets	(748,935)	(39,225)
Due to related party	(128,202)	30,515
Tenant security deposits payable	162,175	126,427
Accounts payable	(123,247)	6,819
Accrued expenses	2,082,994	1,512,185

NET CASH FROM OPERATING ACTIVITIES	13,046,761	13,104,240

INVESTING ACTIVITIES
Purchase of property and equipment	(4,867,970)	(16,151,490)
Purchase of intangible assets	(1,483,434)	(2,523,170)
Proceeds from sale of property and equipment	2,819,355	1,412,644
Investment in unconsolidated affiliates	(284,335)	—
Distributions received from unconsolidated affiliates	7,000	—
Insurance proceeds received	—	414,463
Real estate tax and insurance escrows	(1,911,266)	(2,200,033)
Notes receivable payments received	39,301	34,648
Notes receivable issued for tennant improvements	(33,000)	—
Deferred insurance proceeds	395,750	(141,224)
Net payments from (deposits to) replacement reserve	(137,263)	(86,554)
Net payments from exchange escrow	2,312,927	653,043

NET CASH USED FOR INVESTING ACTIVITIES	(3,142,935)	(18,587,673)

(Continued on next page)	8

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010

FINANCING ACTIVITIES
Payments for financing costs	(719,349)	(483,720)
Proceeds from investment certificates issued	—	1,136,743
Payments on investment certificates	(823,089)	(18,000)
Proceeds from issuance of mortgage notes payable	7,603,199	11,042,500
Principal payments on mortgage notes payable	(11,362,049)	(11,170,531)
Net change in short-term notes payable	—	8,690,961
Payments on construction payable	—	(332,116)
Proceeds from issuance of shares	2,075,445	5,268,195
Repurchase of shares	(1,847,406)	(1,566,756)
Distributions paid	(6,974,635)	(6,339,885)
Payment of syndication costs	(510,634)	(410,621)

NET CASH FLOWS FROM FINANCING ACTIVITIES	(12,558,518)	5,816,770

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,654,692)	333,337

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,010,564	8,702,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,355,872	$9,035,611

SCHEDULE OF CASH FLOW INFORMATION

Cash paid during the period for interest	$8,949,256	$8,875,677

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Distributions reinvested	$1,385,267	$1,068,138

Distributions declared and not paid	$759,762	$2,532,912

UPREIT distributions declared and not paid	$2,172,538	$1,899,196

UPREIT units converted to REIT common shares	$806,449	$1,210,787

Acquisition of assets in exchange for the issuance of noncontrolling interest shares in UPREIT	$7,109,332	$1,086,168

Acquisition of assets through assumption of debt and property purchased with financing	$10,972,257	$2,477,849

Increase in land improvements due to increase in special assessments payable	$77,337	$174,597

Unrealized (gain) loss on interest rate swap	$246,176	$102,668

Acquisition of assets with reduction of notes receivable	$89,349	$—

See Notes to Consolidated Financial Statements	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

INREIT Real Estate Investment Trust (“INREIT”) is a registered, but unincorporated business trust organized in North Dakota in November 2002. INREIT has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.

INREIT previously established an operating partnership (INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. The general partner has management responsibility for all activities of the operating partnership. As of September 30, 2011 and December 31, 2010, INREIT owned approximately 25.8% and 25.7%, respectively, of the operating partnership. The operating partnership is the 100% owner of Grand Forks INREIT, LLC, Autumn Ridge INREIT, LLC, Bismarck Interstate INREIT, LLC, 32nd Avenue INREIT, LLC, INREIT BL Mankato, LLC, INREIT BL Janesville, LLC, INREIT BL Eau Claire, LLC, INREIT BL Stevens Point, LLC, INREIT BL Sheboygan, LLC, INREIT BL Oshkosh, LLC, INREIT BL Onalaska, LLC, INREIT BL Grand Forks, LLC, INREIT BL Marquette, LLC, INREIT BL Bismarck, LLC, INREIT Stonybrook, LLC, INREIT Alexandria, LLC, INREIT Batesville, LLC, INREIT Fayetteville, LLC, INREIT Laurel, LLC, INREIT Somerset, LLC, Sierra Ridge, LLC, INREIT Maple Ridge, LLC, INREIT Fed-3 LLC, the 81.25% owner of Eagle Run Partnership, LLLP, the 50% owner of Marketplace Investors, LLC and the 40.26% interest in Highland Meadows, LLLP.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2011 and consolidated statements of operations, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three and nine month periods ended September 30, 2011 and 2010, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2011 and our consolidated statements of operations, consolidated statements of shareholders’ equity and our consolidated cash flows for the three and nine month periods ended September 30, 2011 and 2010, as applicable. These adjustments are of a normal recurring nature.

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

(Continued on next page)	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LLC; Sierra Ridge, LLC; INREIT Maple Ridge, LLC; INREIT FED-3, LLC; and Marketplace Investors, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Additionally, we evaluate the need to consolidate affiliates based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether we have a controlling interest in an affiliate and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the limited partners and shareholders as well as whether the entity is a variable interest entity for which we are the primary beneficiary.

Principal Business Activity

INREIT has a sole general partner interest in the operating partnership, which owns and operates the following property:

Residential Property

•	2,307 and 204 units respectively in Fargo and West Fargo, North Dakota.

•	551 units in Grand Forks, North Dakota.

•	470 units in Bismarck, North Dakota.

•	316 units in Omaha, Nebraska.

•	14 units in Hawley, Minnesota.

•	193 unit assisted living facility in Bismarck, North Dakota.

Commercial Property

•	15,010 square foot office building in Minot, North Dakota.

•	8,000 square foot office building in Norfolk, Nebraska.

•	15,000 square foot office and retail complex in Fargo, North Dakota.

•	28,500 square foot office and retail complex in Fargo, North Dakota.

•	30,200 square foot retail facility in Waite Park, Minnesota.

•	17,000 square foot office building in Fargo, North Dakota.

•	124,306 square foot office complex in Fargo, North Dakota.

•	10,810 square foot office building in St. Cloud, Minnesota.

•	95,961 square foot office building in Duluth, Minnesota.

•	11,973 square foot office building in Fargo, North Dakota.

•	21,492 square foot office building and 1,625 square foot storage area in Grand Forks, North Dakota.

•	102,448 square foot office building in Edina, Minnesota.

•	2,200 square foot restaurant in Norfolk, Nebraska.

•	5,043 square foot restaurant in Bloomington, Minnesota.

•	5,576 square foot restaurant in Coon Rapids, Minnesota.

•	4,936 square foot restaurant in Savage, Minnesota.

•	7,296 square foot restaurant in Austin, Texas.

•	15,400 square foot commercial building in Mandan, North Dakota.

•	4,997 square foot restaurant in Apple Valley, Minnesota.

•	2,712 square foot restaurant in Moorhead, Minnesota.

•	3,510 square foot office building in Moorhead, Minnesota.

(Continued on next page)	11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating partnership is the 100% owner of Grand Forks INREIT, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. The operating partnership is also the 50% owner of Marketplace Investors, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota.

The operating partnership is the owner of 32nd Avenue INREIT, LLC, which owns and leases a commercial building with approximately 31,000 square feet of rental space in Fargo, North Dakota.

The operating partnership is the owner of Autumn Ridge INREIT, LLC which owns and leases two 36 unit residential apartment buildings in Grand Forks, North Dakota.

The operating partnership is the owner of Sierra Ridge, LLC which owns and leases a 136 unit residential apartment complex in Bismarck, North Dakota.

The operating partnership owns a 2/3 interest as a tenant in common of a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota.

The operating partnership is the owner of Bismarck Interstate INREIT, LLC, which owns and leases two commercial buildings with approximately 75,000 square feet of rental space in Bismarck, North Dakota.

The operating partnership is the owner of INREIT Maple Ridge, LLC which owns and leases a 168 unit residential apartment complex in Omaha, Nebraska.

The operating partnership is the owner of INREIT Somerset, LLC, which owns and leases a 75 unit residential apartment complex in Fargo, North Dakota.

The operating partnership is the owner of INREIT Stonybrook, LLC, which owns and leases a 148 unit residential apartment complex in Omaha, Nebraska.

The operating partnership is the owner of INREIT Alexandria, LLC, INREIT Batesville, LLC, INREIT Fayetteville, LLC, INREIT Laurel, LLC, and INREIT FED-3, LLC which own a total of five separate commercial properties totaling 72,140 square feet. These properties are located in Alexandria, Louisiana; Batesville, Arkansas; Fayetteville, Arkansas; Laurel, Mississippi; and Denver, Colorado.

The operating partnership is the owner of INREIT BL Mankato, LLC, INREIT BL Janesville, LLC, INREIT BL Eau Claire, LLC, INREIT BL Stevens Point, LLC, INREIT BL Sheboygan, LLC, INREIT BL Oshkosh, LLC, INREIT BL Onalaska, LLC, INREIT BL Grand Forks, LLC, INREIT BL Marquette, LLC, and INREIT BL Bismarck, LLC, which own a total of ten separate commercial properties totaling 124,686 square feet. These properties are located in Mankato, Minnesota; Janesville, Wisconsin; Eau Claire, Wisconsin; Stevens Point, Wisconsin; Sheboygan, Wisconsin; Oshkosh, Wisconsin; Onalaska, Wisconsin; Grand Forks, North Dakota; Marquette, Michigan; and Bismarck, North Dakota.

The operating partnership is the 81.25% owner of Eagle Run Partnership, which owns and leases a 144 unit residential apartment complex in West Fargo, North Dakota.

(Continued on next page)	12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investment in Unconsolidated Affiliates

Investment in unconsolidated affiliates as of September 30, 2011 consists of our 40.26% interest in Highland Meadows, LLLP, owner of one 144 unit residential, multi-tenant apartment complex in Bismarck, North Dakota. Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810. We and the respective affiliate partners must approve significant decisions about the applicable entity’s activities. As of September 30, 2011, the unconsolidated affiliate held total assets of $3.2 million and mortgage notes payable of $2.6 million.

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliate for the three and nine months ended September 30, 2011 and 2010.

Concentration of Credit Risk

Our cash balances are maintained in various bank deposit accounts. The bank deposit amounts in these accounts may exceed federally insured limits at various times throughout the year.

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

Property and Equipment

We account for our property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of their fair value. Techniques used to estimate fair value include appraisals of the properties by a certified independent appraiser at the time of acquisition.

(Continued on next page)	13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment, furniture and fixtures purchased are stated at cost less accumulated depreciation. All costs associated with the development and construction of real estate investments, including acquisition fees and interest, are capitalized as a cost of the property. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for routine maintenance and repairs, which do not add to the value or extend useful lives, are charged to expense as incurred.

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Furniture and fixtures	9 years

Depreciation expense for the nine months ended September 30, 2011 and 2010 totaled $6,607,536 and $6,170,447 respectively.

Annually, we evaluate our real estate investments for significant operational changes to assess whether any impairment indications are present, including recurring operating losses or significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of September 30, 2011 and December 31, 2010, management determined that no allowance was necessary for uncollectible receivables.

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

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined that impairment was unnecessary at September 30, 2011 or September 30, 2010.

Rental Incentives

Rental incentives consist of up-front cash payments to lessees to sign the lease. Rental incentives are amortized against rental income over the term of the lease.

(Continued on next page)	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Income Taxes

We have elected to be taxed as a real estate investment trust under the Internal Revenue Code (“REIT”). A REIT calculates taxable income similar to other domestic corporations, with the major difference being that a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. REIT shareholders are taxed on REIT distributions of ordinary income in the same manner as they are taxed on other corporate distributions.

We intend to continue to qualify as a REIT and, as such, will not be taxed on the portion of the income that is distributed to the shareholders. In addition, we intend to distribute all of our taxable income; therefore, no provisions or liabilities for income taxes have been recorded in the financial statements.

The operating partnership is organized as a limited partnership. Income or loss is allocated to the partners in accordance with the provisions of the Internal Revenue Code 704(b) and 704(c). UPREIT status allows non-recognition of gain by an owner of appreciated real estate if that owner contributes the real estate to a partnership in exchange for partnership interest. The conversion of partnership interest to shares of beneficial interest in the REIT will be a taxable event to the limited partner.

We have adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10, on January 1, 2009. The implementation of this standard had no impact on the financial statements. As of both the date of adoption and as of September 30, 2011, the unrecognized tax benefit accrual was zero. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2008.

(Continued on next page)	15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Effective for periods beginning after December 15, 2011, ASU No. 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 will only apply to our disclosures in Note 8 related to fair value assets and liabilities and is not expected to have a significant impact on our footnote disclosures.

Revenue Recognition

Generally, housing units are rented under short-term lease agreements. Generally, commercial space is rented under long-term lease agreements.

We derive over 95% of our revenues from tenant rents and other tenant-related activities. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $183,231 and $400,375 for the nine months ended September 30, 2011 and 2010, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheet as of September 30, 2011 and December 31, 2010 was $1,593,294 and $1,410,063, respectively. We receive payments for these reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which are immaterial, are recognized in the subsequent year.

Segment Information

We assess and measure operating results on an individual property basis for each of our investment properties based on property net operating income. However, management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type. In accordance with existing guidance, under the aggregation criteria of this guidance, our properties are considered one reportable segment.

Earnings per Common Share

Basic earnings per common share (“Basic EPS”) is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. INREIT had no dilutive potential common shares as of September 30, 2011 or 2010, and therefore, basic earnings per common share were equal to diluted earnings per common share for both periods.

For the nine months ended September 30, 2011 and 2010, INREIT’s denominators for the basic and diluted earnings per common share were approximately 3,761,159 and 3,099,171 shares, respectively.

Reclassifications

Certain amounts previously reported in our 2010 financial statements have been reclassified to conform to the fiscal 2011 presentation.

(Continued on next page)	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2011 and December 31, 2010:

	2011	2010

Land and land improvements	$46,929,544	$42,021,838
Building and improvements	294,856,527	281,669,671
Furniture and fixtures	13,619,298	12,989,679

	355,405,369	336,681,188
Less accumulated depreciation	(28,958,323)	(23,021,736)

	$326,447,046	$313,659,452
Less: property and equipment included in assets held for sale	—	(1,092,109)

	$326,447,046	$312,567,343

During the first nine months of 2011, we received insurance proceeds in the amount of $491,676 for damages caused by a wind storm. The proceeds will be used in 2011 to repair damages to the buildings.

During the first nine months of 2010, we received insurance proceeds in the amount of $414,463 for damages caused by a storm on twenty properties. We reduced the book value of the property and equipment by $375,563 and recorded income in the amount of $38,900.

NOTE 4 - HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we use a derivative instrument to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we have entered into interest rate swaps in the amount of $1,293,900 and $2,429,044 to provide a fixed rate of 7.25% and 2.57%, respectively. The swaps mature on April 15, 2020 and December 2017, respectively. The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception. The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of September 30, 2011 and December 31, 2010, we have recorded a liability and other comprehensive loss of $440,675 and $194,499, respectively.

(Continued on next page)	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	As of September 30, 2011
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net

In-place leases	$7,139,210	$(1,358,374)	$5,780,836
Above-market leases	1,588,281	(114,933)	1,473,348
Below-market leases	(682,497)	151,619	(530,878)

	$8,044,994	$(1,321,689)	$6,723,305

	As of December 31, 2010
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net

In-place leases	$6,116,650	$(902,685)	$5,213,965
Above-market leases	1,127,407	(50,796)	1,076,611
Below-market leases	(682,497)	99,147	(583,350)

	$6,561,560	$(854,334)	$5,707,226

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending December 31,	Amount

2012	$655,647
2013	655,647
2014	655,647
2015	655,647
2016	655,647
Thereafter	3,445,070

$6,723,305

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of September 30, 2011 was 12.0 years.

(Continued on next page)	18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SHORT TERM NOTES PAYABLE

We have a $5,000,000 variable rate (1-month LIBOR plus 3.25%) line of credit agreement with Wells Fargo Bank, which expires in March 2012; a $1,925,000 fixed rate (4.50%) line of credit agreement with Bremer Bank, which expires in June 2016; and a $2,000,000 variable rate (prime rate or floor of 4.25%) line of credit agreement with State Bank and Trust of Fargo, which expires in June 2012. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; and Fargo, North Dakota, respectively. At September 30, 2011 and December 31, 2010, there was no outstanding balance on the lines of credit.

NOTE 7 - MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of:

	2011	2010

5.26% mortgage note payable, due in monthly installments of $38,283, including interest until July 2013, secured by a mortgage on property, security agreement, and an assignment of rents (Note 14)	$6,009,753	$6,111,450

7.15% mortgage note payable, due in monthly installments of $5,439, including interest, unpaid principal and interest due March 2011, secured by a mortgage on property and a security interest in cash or investment accounts with the lender	—	722,603

7.25% mortgage note payable, due in varying monthly installments of approximately $9,500, including interest, unpaid principal and interest due April 2020, secured by a mortgage on property and a security interest in cash or investment accounts held with the lender	1,143,715	1,165,072

Variable rate mortgage note payable, interest fixed at 6.25% through June 2010, thereafter adjusted every 5 years, due in monthly installments of $15,356 until July 2025, secured by a mortgage on property and an assignment of rents	—	1,763,803

5.74% mortgage note payable, due in monthly installments of $18,945, including interest, until January 2016, secured by a mortgage on property, security agreement, and an assignment of rents	2,994,526	3,033,277

5.92% mortgage note payable, due in monthly installments of $22,291, including interest, until November 2019, secured by a mortgage on property and guaranty of owners	3,506,193	1,183,348

5.46% mortgage note payable, due in monthly installments of $17,524, including interest, until August 2019, secured by a mortgage on property	2,804,777	948,892

(Continued on next page)	19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

7.00% mortgage note payable, due in monthly installments of $35,628, including interest, until May 2022, secured by a mortgage on property (Note 14).	5,070,503	5,121,897

5.93% mortgage note payable, due in monthly installments of $45,224, including interest, until August 2017, secured by a mortgage on property and assignment of rents and leases	7,206,510	7,286,288

4.25% mortgage note payable, due in monthly installments of $7,967, including interest, until March 2015, remainder due at that time, secured by a mortgage on property	1,301,574	1,330,240

5.33% mortgage note payable, due in monthly installments of $68,688, including interest, until September 2020, secured by a mortgage on property	5,882,240	6,256,916

5.96% mortgage note payable, due in monthly installments of $20,297, including interest, until July 2021, secured by a mortgage on property, security agreement, and an assignment of rents	3,153,075	3,193,791

6.67% mortgage note payable, due in monthly installments of $21,872, including interest, until December 2013, secured by a mortgage on property, security agreement, and an assignment of rents	2,685,750	2,746,540

7.18% mortgage note payable, due in monthly installments of $16,258, including interest, until January 2013, secured by a mortgage on property, security agreement, and an assignment of rents	1,873,288	1,917,407

6.30% mortgage note payable, due in monthly installments of $4,224, including interest, until October 2017, remainder due at that time, secured by a mortgage on property and business assets	648,412	655,605

6.30% mortgage note payable, due in monthly installments of $2,032, including interest, until October 2017, remainder due at that time, secured by a mortgage on property and business assets	311,855	315,315

6.10% mortgage note payable, due in monthly installments of $13,862, including interest, until December 2017, remainder due at that time, secured by a mortgage on property and business assets	2,174,863	2,199,492

(Continued on next page)	20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

6.10% mortgage note payable, due in monthly installments of $12,680, including interest, until December 2017, remainder due at that time, secured by a mortgage on property and business assets	1,989,464	2,011,994

6.59% mortgage note payable, due in monthly installments of $6,700, including interest, until December 2012, remainder due at that time, secured by a mortgage on property	—	924,753

6.23% mortgage note payable, due in monthly installments of $13,642, including interest, until July 2013, remainder due at that time, secured by mortgage on property	—	1,942,926

6.73% mortgage note payable, due in monthly installments of $17,314, including interest, until December 2013, remainder due at that time, secured by mortgage on property, security agreement, and an assignment of rents	2,117,209	2,164,828

5.03% mortgage note payable, due in monthly installments of $19,122, including interest, until September 2019, remainder due at that time, secured by mortgage on property, security agreement, and an assignment of rents	3,200,060	3,250,378

7.06% - 7.65% mortgage notes payable, due in various monthly installments of principal and interest, until March 2016, remainder due at that time, secured by mortgage on property and assignment of rents	12,772,040	13,519,564

5.72% mortgage note payable, due in monthly installments of $17,683, including interest, until January 2013, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	2,611,571	2,657,576

5.50% mortgage note payable, due in monthly installments of $3,735, including interest, until June 2013, remainder due at that time, secured by mortgage on property	567,689	577,634

5.98% mortgage note payable, due in monthly installments of $11,965, including interest, until September 2017, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	1,926,721	1,946,227

5.93% mortgage note payable, due in monthly installments of $15,174, including interest, until September 2017, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	2,455,621	2,480,731

(Continued on next page)	21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

6.15% mortgage note payable, due in monthly installments of $6,862, including interest, until July 2016, remainder due at that time, secured by mortgage on property	942,271	960,104

4.75% mortgage note payable, due in monthly installments of $35,057, including interest, until June 2016, remainder due at that time, secured by mortgage on property and an assignment of rents	5,450,336	5,526,684

6.00% mortgage note payable, due in monthly installments of $13,084, including interest, until May 2015, remainder due at that time, secured by mortgage on property and an assignment of rents	—	2,092,259

5.25% mortgage note payable, due in monthly installments of $2,630, including interest, until June 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	386,930	392,490

5.25% mortgage note payable, due in monthly installments of $11,430, including interest, until June 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	1,681,024	1,707,794

Variable rate mortgage note payable (5.95% at September 30, 2011 and December 31, 2010), adjusted every three years, due in monthly installments of $7,700, including interest, until April 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	1,121,058	1,139,135

5.25% mortgage note payable, due in monthly installments of $4,730, including interest, until June 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	695,750	706,255

5.25% mortgage note payable, due in monthly installments of $2,315, including interest, until June 2018, remainder due at that time, secured by mortgage on property and an assignment of rents	340,165	345,354

5.60% mortgage note payable, due in monthly installments of $12,658, including interest, until December 2012, remainder due at that time, secured by mortgage on property and an assignment of rents	1,900,273	1,932,446

4.50% mortgage note payable, due in monthly installments of $22,835, including interest, until July 2016, remainder due at that time, secured by mortgage on property and an assignment of rents	3,579,620	3,638,170

(Continued on next page)	22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

5.96% mortgage note payable, due in monthly installments of $6,727, including interest, until October 2015, remainder due at that time, secured by mortgage on property	983,187	998,908

5.96% mortgage note payable, due in monthly installments of $11,488, including interest, until October 2015, remainder due at that time, secured by mortgage on property	—	1,705,818

6.96% mortgage note payable, due in monthly installments of $16,897, including interest, until June 2013, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	2,002,194	2,048,400

7.80% mortgage note payable, due in monthly installments of $12,914, including interest, until September 2014, remainder due at that time, secured by mortgage on property, deed to secure debt or deed of trust	1,496,626	1,524,394

Variable rate mortgage note payable (4.00% at September 30, 2011 and December 31, 2010), adjusted every three years, due in monthly installments of $31,300, including interest, until December 2013, remainder due at that time, secured by mortgage on property and assignment of rents	5,497,694	5,610,116

5.50% mortgage note payable, due in monthly installments of $16,024, including interest, until December 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	2,447,278	2,488,100

5.60% mortgage note payable, due in monthly installments of $14,905, including interest, until December 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	2,254,770	2,291,940

6.96% mortgage note payable, due in monthly installments of $24,848, including interest, until June 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	2,944,406	3,012,356

6.96% mortgage note payable, due in monthly installments of $22,198, including interest, until July 2013, remainder due at that time, secured by mortgage on property and an assignment of rents	2,637,237	2,697,589

5.64% construction note payable, due in monthly installments of $116,225, including interest, until June 2015, remainder due at that time, secured by mortgage on property and an assignment of the executed lease	15,416,806	15,670,622

(Continued on next page)	23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

4.4% mortgage note payable, due in monthly installments of $3,124, including interest, until September 2036, remainder due at that time, secured by mortgage on property and an assignment of rents	874,095	887,416

4.0% mortgage note payable, due in monthly installments of $6,426, including interest, until September 2036, remainder due at that time, secured by mortgage on property and an assignment of rents	1,167,782	1,186,677

5.40% mortgage note payable, due in monthly installments of $34,815, including interest, until April 2015, remainder due at that time, secured by mortgage on property and an assignment of rents	5,811,676	5,884,498

5.75% mortgage note payable, due in monthly installments of $8,551, including interest, until May 2019, remainder due at that time, secured by mortgage on property and an assignment of rents	1,296,845	1,317,330

5.75% mortgage note payable, due in monthly installments of $12,742, including interest, until March 2014, remainder due at that time, secured by mortgage on property and corporate guaranty	1,674,922	1,714,798

5.75% mortgage note payable, due in monthly installments of $7,545, including interest, until May 2019, remainder due at that time, secured by mortgage on property and an assignment of rents	1,144,243	1,162,319

5.68% mortgage note payable, due in monthly installments of $63,989, including interest, until October 2015, remainder due at that time, secured by mortgage on property, security agreement, and assignment or rents and leases	9,987,691	10,128,451

5.69% mortgage note payable, due in monthly installments of $20,960, including interest, until April 2025 remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	2,375,854	2,461,070

6.85% mortgage note payable, due in monthly installments of $49,216, including interest, until March 2034 remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	6,767,660	6,860,254

6.85% mortgage note payable, due in monthly installments of $38,325, including interest, until August 2033, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	5,211,346	5,286,382

(Continued on next page)	24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

5.40% mortgage note payable, due in monthly installments of $19,682, including interest, until March 2015, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	3,399,294	3,435,885

6.07% mortgage note payable, due in monthly installments of $21,542, including interest, until October 2024, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	2,350,458	2,433,614

4.25% mortgage note payable, due in monthly installments of $38,325, including interest, until August 2011, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	—	6,549,223

4.95% mortgage note payable, due in monthly installments of $5,989, including interest, until August 2015, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	—	1,015,327

4.75% mortgage note payable, due in monthly installments of $3,849, including interest, until December 2017, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	664,445	675,340

4.00% mortgage note payable, due in monthly installments of $12,932, including interest, until December 2013, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	2,415,568	2,450,000

5.25% mortgage note payable, due in monthly installments of $7,569, including interest, until January 2016, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	1,095,269	1,114,500

4.25% mortgage note payable, due in monthly installments of $20,900 including interest, until December 2013, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	3,611,845	3,690,961

5.00% mortgage note payable, due in monthly installments of $7,580 including interest, until March 2016, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	1,273,367	—

(Continued on next page)	25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

5.31% mortgage note payable, due in monthly installments of $5,881 including interest, until April 2016, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	711,831	—

5.69% mortgage note payable, due in monthly installments of $26,090 including interest, until May 2021, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	4,483,000	—

4.37% mortgage note payable, due in monthly installments of $6,000 including interest, until October 2024, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	715,513	—

3.00% mortgage note payable, due in monthly installments of $4,387 including interest, until December 2012, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	562,900	—

4.50% mortgage note payable, due in monthly installments of $25,742 including interest, until June 2021, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	4,574,999	—

4.50% mortgage note payable, due in monthly installments of $1,395 including interest, until August 2016, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	248,726	—

4.48% mortgage note payable, due in monthly installments of $28,010 including interest, until August 2016, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	4,956,244	—

4.48% mortgage note payable, due in monthly installments of $20,238 including interest, until August 2016, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	3,618,248	—

(Continued on next page)	26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

6.00% mortgage note payable, due in monthly installments of $3,995 including interest, until September 2014, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	526,888	—

3.75% mortgage note payable, due in monthly installments of $16,984 including interest, until September 2021, remainder due at that time, secured by mortgage on property, security agreement and assignment of rents and leases	1,690,000	—

	$199,395,742	$192,171,526

The mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of September 30, 2011 and December 31, 2010, we were in compliance with all covenants with the exception of one loan on a retail property in Fargo, North Dakota for which we have received a one year waiver on January 1, 2011 from the lender. The property was out of compliance with the lender’s debt service coverage ratio requirement as of both September 30, 2011 and December 31, 2010.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
2011 (October 1, 2011 to December 31, 2011)	$1,425,249
2012	8,577,482
2013	38,919,862
2014	14,877,329
2015	39,290,447
2016	32,447,845
Thereafter	63,857,528

Total Payments	$199,395,742

NOTE 8 - FAIR VALUE MEASUREMENT

FASB issued ASC 820-10 in September 2006 and ASC 825-10 in February 2007. Both standards address the aspects of the expanding application of fair value accounting. Effective January 1, 2008, we adopted ASC 820-10 and ASC 825-10. There were no adjustments to accumulated deficit as a result of the adoption of ASC 820-10. ASC 825-10 permits a company to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. We have elected not to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value.

(Continued on next page)	27

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

•	Level 3 – Instruments whose significant inputs are unobservable.

Assets measured at fair value on a recurring basis in accordance with ASC 820-10:

		Quoted	Significant	Significant
	Total as of	Prices:	Other Inputs:	Nonobservable
Liabilities	09/30/11	Level 1	Level 2	Inputs: Level 3

Fair value of interest rate swaps	$440,675	$—	$440,675	$—

		Quoted	Significant	Significant
	Total as of	Prices:	Other Inputs:	Nonobservable
Liabilities	12/31/10	Level 1	Level 2	Inputs: Level 3

Fair value of interest rate swap	$194,499	$—	$194,499	$—

NOTE 9 - NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of September 30, 2011 and December 31, 2010, limited partnership units totaled 10,832,984 and 10,389,178, respectively. As of September 30, 2011 and 2010, the limited partnership declared distributions of $2,172,538 and $1,899,196 respectively, to limited partners to be paid in October 2011 and 2010. Distributions per unit were $0.60375 and $0.57750 during the first nine months of 2011 and 2010, respectively.

During the first nine months of 2011 and 2010, limited partners converted 64,003 and 92,767 limited partnership units into 64,003 and 92,767 INREIT common shares valued at $806,449 and $1,210,787, respectively.

Limited partners in the operating partnership have the right to require the operating partnership to redeem their limited partnership units for cash after a minimum three-year holding period. Upon such a redemption request, INREIT has the right to purchase the limited partnership units either with cash or INREIT common shares, in its discretion, on the basis of one limited partnership unit for one INREIT common share. However, payment will be in cash if the issuance of INREIT common shares will cause the shareholder to exceed the ownership limitations, among other reasons. No limited partner will be permitted more than two redemptions during any calendar year, and no redemptions may be made for less than 1,000 limited partnership units or, if such limited partner owns less than 1,000 limited partnership units, all of the limited partnership units held by such limited partner.

(Continued on next page)	28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - BENEFICIAL INTEREST

INREIT is authorized to issue 100,000,000 common shares of beneficial interest with $.01 par value and 50,000,000 preferred shares with $.01 par value, which collectively represent the beneficial interest of INREIT. As of September 30, 2011 and December 31, 2010, there were 3,775,217 and 3,602,853, respectively, common shares outstanding and no preferred shares outstanding.

Distributions paid to holders of common shares were $0.60375 per share and $0.57750 per share for the nine months ending September 30, 2011 and 2010, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

Property Management Fee

During 2011 and 2010, we paid property management fees to INREIT Management, LLC for properties managed by INREIT Management, LLC in an amount equal to 5% of rents. The management team of INREIT Management, LLC consists of Board of Trustee members Kenneth Regan and James Wieland. For the nine month periods ended September 30, 2011 and September 30, 2010, we paid management fees of $3,175 and $10,222, respectively, to INREIT Management, LLC.

During 2011 and 2010, we paid property management fees to Goldmark Property Management for properties managed by INREIT Management, LLC in an amount equal to 5% of rents. The management team of Goldmark Property Management consists of Board of Trustee members Kenneth Regan and James Wieland. For the nine month period ended September 30, 2011 and 2010, we paid management fees of $2,778,250 and $2,401,019, respectively, to Goldmark Property Management.

Board of Trustee Fees

We paid Trustee fees of $32,200 and $28,900 during the nine months ended September 30, 2011 and 2010, respectively.

Advisory Management Fees

For the nine months ended September 30, 2011 and 2010, we incurred $565,561 and $509,264 to INREIT Management, LLC for advisory management fees. As of September 30, 2011 and December 31, 2010, we owed INREIT Management, LLC $63,643 and $60,558, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations, and is paid based on 0.50% of net invested assets during 2011 and 2010.

Acquisition and Disposition Fees

Our agreement with our advisor requires that we pay 3% of the acquisition, construction or disposition costs to our advisor upon successful completion of an acquisition, construction or disposition of real estate properties and the related obtaining of mortgages to finance the acquisition or construction. With the adoption of ASC 805, Business Combinations, we were required to expense a certain amount of the fees related to the acquisition or construction costs. Accordingly, we were required to determine what portion of the 3% fee related to acquisition or construction and to the obtaining of financing. We have evaluated the services provided and determined that it is appropriate to attribute 50% of the 3% fee to financing costs for the administration of obtaining a loan to fund

(Continued on next page)	29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the acquisition or construction of a property. We believe this is an appropriate allocation of the total fee as our advisor has informed us that approximately equal time is spent on discovering the potential property or construction project as is spent on successfully coordinating financing.

During the nine months ended September 30, 2011 and 2010, we incurred $724,078 and $695,284 respectively, to INREIT Management, LLC for acquisition and financing fees. These fees are for performing due diligence on properties acquired in an I.R.C Section 721 exchange, and are paid on 3% of the purchase price up to a maximum of $300,000 per individual property in 2011 and 2010. One half of the acquisition fee is allocated to the cost of ongoing financing activities required during the life of the acquisition. There was no acquisition fees owed to INREIT Management, LLC as of September 30, 2011. As of December 31, 2010, INREIT owed $172,537 to INREIT Management, LLC for acquisition fees.

In September 2011, we paid disposition fees of $41,250 to INREIT Management, LLC for coordinating the sale of a retail property in Norfolk, Nebraska. In April 2011, we paid $43,500 in disposition fees to INREIT Management, LLC for coordinating the sale of a senior living facility in Williston, North Dakota. As of September 30, 2011, we owed $41,250 to INREIT Management, LLC for disposition fees.

In July 2010, we paid disposition fees of $67,800 to INREIT Management, LLC for arranging the sale of apartment complexes in Carrington and Fargo, North Dakota. There were no outstanding disposition fees as of September 30, 2010.

Property Acquisitions

In May 2011, we purchased a 40 unit apartment complex and a 24 unit apartment complex in Fargo, North Dakota for approximately $2,400,000. The properties were purchased from entities affiliated with Kenneth Regan and James Wieland, related parties. Mr. Regan and Mr. Wieland each received limited partnership units valued at $419,232 in the purchase transaction.

Investments in Affiliates

In July 2011, we purchased 40.26% interest in Highland Meadows, LLLP, a 144 unit apartment complex in Bismarck, North Dakota. Our proportional share of the purchase was $2,325,861 with the remaining interest in the property held by Messrs. Regan and Wieland.

Commissions

During the nine month period ended September 30, 2011 and 2010, we incurred brokerage fees of $82,833 and $16,715 respectively, to Roger Domres, or entities owned by Roger Domres, shareholder of INREIT, and a former governor and member of INREIT Management, LLC. Brokerage fees are paid based on 4% of the purchase price of limited partnership units and 8% of the purchase price of INREIT common shares sold. During the nine month period ended September 30, 2011 and 2010, we incurred marketing fees of $19,063 and $75,379 respectively, to HSC Partner, LLC, an entity owned by Roger Domres. Marketing fees are paid based on 2% of the purchase price of INREIT common shares sold. As of December 31, 2010, we owed $111,058, to HSC Partners, LLC for brokerage and marketing fees. As of September 30, 2011, there were no outstanding brokerages or marketing fees owed to HSC Partners, LLC or entities owned by Roger Domres.

During the nine month period ended September 30, 2011 and 2010, we incurred brokerage fees of $54,701 and $209,435 to Dale Lian, or entities owned by Dale Lian, a shareholder of INREIT and a member of INREIT Management, LLC. Brokerage fees are paid

(Continued on next page)	30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on 4% of the purchase price of limited partnership units and 8% of the purchase price of INREIT common shares sold. As of December 31, 2010, we owed $200,835 to Dale Lian, or entities owned by Dale Lian. As of September 30, 2011, there were no outstanding brokerage fees owed to Dale Lian, or entities owned by Dale Lian.

During the nine month period ended September 30, 2011 and 2010, we incurred brokerage commissions of $15,968 and $24,096 to Larry O’Callaghan, a member of the Board of Trustees. As of December 31, 2010, we owed $1,440 to Larry O’Callaghan. As of September 30, 2011, there were no outstanding brokerage fees owed to Larry O’Callaghan.

During the nine month period ended September 30, 2011, we paid real estate commissions of $251,912 to an entity affiliated with Kenneth Regan and James Wieland, related parties.

Rental Income

During the nine month period ended September 30, 2011 and 2010, we received rental income of $1,620,052 and $2,148,611, respectively, under various lease agreements with Edgewood Vista Senior Living, Inc., an entity affiliated with Philip Gisi, a former member of the Board of Trustees. As of September 30, 2011 and December 31, 2010, we were owed $206,601, and $262,350, respectively, from Edgewood Vista Senior Living, Inc. for real estate taxes related to the properties.

During the nine month period ended September 30, 2011 and 2010, we received rental income of $76,687 under a lease agreement for an office building with EMG Investment Group, an entity affiliated with Philip Gisi, a former member of the Board of Trustees. As of September 30, 2011 and December 31, 2010, we were owed $34,458 and $43,756, respectively, from EMG Investment Group for real estate taxes related to the property.

During each of the nine month periods ended September 30, 2011 and 2010, we received rental income of $134,288 under an operating lease agreement with Goldmark Property Management.

During the nine month period ended September 30, 2011 and 2010, we received rental income of $38,782 and $31,500, respectively, under operating lease agreements with INREIT Management, LLC.

NOTE 12 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $23,740,735 and $21,122,302 for the nine months ended September 30, 2011 and 2010, respectively.

For the nine months ended September 30, 2011 and 2010, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $3,007,068 and $2,740,095, respectively, totaled $12,663,482 and $11,950,740. Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.

(Continued on next page)	31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - PROPERTY MANAGEMENT FEES

We have entered into various management agreements with unrelated management companies. The agreements provide for the payment of management fees based on a percentage of rental income (3% to 5%). During the nine month period ended September 30, 2011 and 2010, we incurred property management fees of $87,494 and $118,063, respectively, to unrelated management companies.

During the nine month periods ended September 30, 2011 and 2010, we incurred management fees of 5% of rents to INREIT Management, LLC and Goldmark Property Management, both related parties (see Note 11).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Environmental Matters

Federal law (and the laws of some states in which we may acquire properties) imposes liability on a landowner for the presence on the premises of hazardous substances or wastes (as defined by present and future federal and state laws and regulations). This liability is without regard to fault or knowledge of the presence of such substances and may be imposed jointly and severally upon all succeeding landowners. If such hazardous substance is discovered on a property acquired by us, we could incur liability for the removal of the substances and the cleanup of the property. There can be no assurance that we would have effective remedies against prior owners of the property. In addition, we may be liable to tenants and may find it difficult or impossible to sell the property either prior to or following such a cleanup.

Risk of Uninsured Property Losses

We maintain property damage, fire loss, and liability insurance. However, there are certain types of losses (generally of a catastrophic nature) which may be either uninsurable or not economically insurable. Such excluded risks may include war, earthquakes, tornados, certain environmental hazards, and floods. Should such events occur, (i) we might suffer a loss of capital invested, (ii) tenants may suffer losses and may be unable to pay rent for the spaces, and (iii) we may suffer a loss of profits which might be anticipated from one or more properties.

Tenant in Common Ownership

As a tenant in common, we own our respective share of the assets of tenant in common properties as well as being liable for its respective share of the debts. We owned the following properties as a tenant in common.

The operating partnership is the 100% owner of Grand Forks INREIT, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. The operating partnership is also the 50% owner of Marketplace Investors, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with Key Bank Real Estate Capital with a balance at September 30, 2011 of $12,019,505. We owed $6,009,753 and $6,111,450 for our respective share of the balance as of September 30, 2011 and December 31, 2010, respectively.

(Continued on next page)	32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating partnership owns a 2/3 interest as a tenant in common of a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with GE Commercial Finance Business Property Corporation with a balance at September 30, 2011 in the amount of $7,605,754. We owed $5,070,503 and $5,121,897 for our respective share of the balance on September 30, 2011 and December 31, 2010, respectively.

Investment in Unconsolidated Affiliate

The operating partnership owns 40.26% interest in Highland Meadows, LLLP, a 144 unit multi-tenant apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with NorthMarq Capital LLC with a balance at September 30, 2011 of $2,508,388. We owed $1,009,877 of our respective share of the balance as of September 30, 2011. The property was purchased in July 2011.

NOTE 15 - DISCONTINUED OPERATIONS

We report in discontinued operations the results of operations for properties that have either been sold or are classified as held for sale. We also report any gains or losses from the sale of properties in discontinued operations.

2011

During the first quarter of 2011, there were no dispositions.

During the second quarter of 2011, we sold an assisted living facility in Williston, North Dakota for $1.45 million and recognized a gain of $366,990.

During the third quarter of 2011, we sold a retail property in Norfolk, Nebraska for $1,375,000 and recognized a loss of $66,921.

2010

During the first quarter of 2010, we sold an apartment complex in Carrington, North Dakota for $710,000 and recognized a gain of $189,374.

There were no dispositions or properties held for sale during the second quarter of 2010.

During the third quarter of 2010, we sold an apartment complex in Fargo, North Dakota for $1,550,000 and recognized a gain of $574,644.

During the fourth quarter of 2010, we sold an assisted living facility in Minot, North Dakota for $7,830,595 and recognized a gain of $1,050,594.

(Continued on next page)	33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three months and nine months ended September 30, 2011 and 2010:

	Discontinued		Discontinued
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

INCOME FROM RENTAL OPERATIONS	$11,836	$222,247	$109,294	$758,495

EXPENSES
Expenses from rental operations
Interest	14,130	99,549	66,041	313,706
Depreciation and amortization	13,188	53,134	50,375	170,756
Real estate taxes	1,581	35,478	27,044	111,806
Property management fees	800	2,800	6,375	16,269
Utilities	1,121	1,003	10,738	13,665
Repairs and maintenance	(4,040)	3,416	5,340	18,920
Insurance	2,502	876	9,313	3,014
Administrative	—	—	15,170	—

	29,282	196,256	190,396	648,136

Administration of REIT
Administrative expenses	—	—	—	250
Advisory fees	—	—	—	—
Acquisition/disposition expenses	80,000	67,800	123,500	67,800
Director fees	—	—	—	—
Rent	—	—	—	—
Legal and accounting	4,644	987	5,926	2,408

	84,644	68,787	129,426	70,458

Total expenses	113,926	265,043	319,822	718,594

OTHER INCOME
Interest income	—	163	—	641
Insurance proceeds	—	—	—	—

	—	163	—	641

INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN (LOSS) ON SALE	(102,090)	(42,633)	(210,528)	40,542

GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS	(66,921)	574,644	300,069	764,018

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(169,011)	$532,011	$89,541	$804,560

(Continued on next page)	34

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - BUSINESS COMBINATIONS

We continue to implement our strategy of acquiring properties in desired markets. It is impractical for us to obtain historical financial information on acquired properties and accordingly, proforma statements have not been presented.

We account for our property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of their fair value. Techniques used to estimate fair value include an appraisal of the property by a certified independent appraiser at the time of acquisition. Significant factors included in the independent appraisal include items such as current rent schedules, occupancy levels, and discount factors. Property valuations are completed primarily using the income capitalization approach, which anticipated benefits are converted to an indication of current value.

The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs, in-place leases and tenant relationships, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.

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

We estimate the in-place lease value for each lease acquired. This fair value estimate is calculated using factors available in third party appraisals or cash flow estimates of the property prepared by our internal analysis. These estimates are based upon cash flow projections for the property, existing leases, and the current economic climate.

Our analysis results in three discrete financial items: assets for above market leases, liabilities for below market leases, and assets for the in-place lease value. The calculation of each of these components is performed in tandem to provide a complete intangible asset value.

Key factors considered in the calculation of fair value of both real property and intangible assets include the current market rent values, dark periods, direct costs estimated with obtaining a new tenant, discount rates, escalation factors, standard lease terms, and tenant improvement costs.

2011 Purchases

In January 2011, the operating partnership purchased a 4,997 square foot restaurant in Apple Valley, Minnesota for approximately $2.5 million. The purchase was financed through the issuance of limited partnership units valued at approximately $1,698,549 and cash. The operating partnership also purchased the remaining 65.44% interest in Sierra Ridge, a 136 unit apartment complex in Bismarck, North Dakota for approximately $6.5 million. The purchase was financed with approximately $2.2 million in cash and the assumption of $4.3 in debt. The debt assumption was finalized on April 1, 2011.

(Continued on next page)	35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, the operating partnership purchased a 40 unit apartment complex and a 24 unit apartment complex in Fargo, North Dakota for approximately $2.5 million. The purchase was financed through the assumption of approximately $0.8 million in debt and the issuance of limited partnership units valued at approximately $1.7 million. The properties were purchased from entities affiliated with Kenneth Regan and James Wieland, related parties who each received limited partnership units valued at approximately $419,232.

In May 2011, the operating partnership purchased a 2,712 square foot restaurant and a 3,510 square foot office building in Moorhead, Minnesota for approximately $2,181,000. The purchase was financed with a combination of a new $575,000 loan and the issuance of limited partnership units valued at approximately $1,627,705.

In June 2011, the operating partnership purchased a 13,390 square foot retail store and 36,432 square feet of adjacent land in Denver, Colorado for approximately $5,900,000. The purchase was financed with a combination of a $4,600,000 loan and approximately $1,300,000 in cash.

In July 2011, the operating partnership purchased a 24 unit apartment complex in Fargo, North Dakota for $1,044,000. The purchase was financed with the issuance of limited partnership units valued at $502,807, the assumption of $530,928 in mortgage debt, and cash.

In July 2011, the operating partnership purchased 40.26% interest in a 144 unit apartment building in Bismarck, North Dakota. The sales price was $2,325,861. The purchase was financed with the issuance of limited partnership units valued at $1,187,512, the assumption of $1,013,349 in mortgage debt and $125,000. The remaining ownership consists of Mr. Regan and Mr. Wieland, related parties. The investment is recorded under the equity method of accounting.

In August 2011, the operating partnership purchased an 18 unit apartment building in Grand Forks, North Dakota for $639,511. The purchase was financed with the issuance of limited partnership units valued at $381,608, new mortgage of $249,000 and cash.

In September 2011, the operating partnership purchased a single tenant 8,000 square foot office building in Norfolk, Nebraska for $600,000. The purchase was financed with cash and the final purchase price allocation is not yet complete.

(Continued on next page)	36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the assets acquired and liabilities assumed during the nine months ended September 30, 2011:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable Lease Terms	Mortgages Assumed	Consideration Given

Applebee’s, Apple Valley, MN	$1,795,299	$322,866	$404,635	$—	$—	$2,522,800
Sierra Ridge Apartments, Bismarck, ND	6,458,761	—	—	—	(4,264,480)	2,194,281
Country Side Apartments, Fargo, ND	936,320	—	—	—	(286,083)	650,237
Country Club Apartments, Fargo, ND	1,527,680	—	—	—	(466,766)	1,060,914
Bank of the West, Moorhead, MN	922,187	77,813	—	—	(263,925)	736,075
Dairy Queen, Moorhead, MN	1,027,324	151,810	1,866	—	(311,075)	869,925
Walgreen’s, Denver, CO	4,706,332	449,949	53,719	—	(4,062,030)	1,147,970
Taco Bell Land, Denver, CO	669,224	20,122	654	—	(537,970)	152,030
Islander Apartments, Fargo, ND	1,044,000	—	—	—	(530,928)	513,072
Southview III, Grand Forks, ND	639,511	—	—	—	(249,000)	390,511
Premiere Marketing, Norfolk, NE	600,000	—	—	—	—	600,000

	$20,326,638	$1,022,560	$460,874	$—	$(10,972,257)	$10,837,815

2010 Purchases

In January 2010, the operating partnership purchased a 14 unit apartment building in Hawley, Minnesota. The approximate purchase price was $425,000.

In March 2010, the operating partnership purchased a 5,043 square foot restaurant in Bloomington, Minnesota. The approximate purchase price was $2,150,000.

In March 2010, the operating partnership purchased a 5,576 square foot restaurant in Coon Rapids, Minnesota. The approximate purchase price was $2,426,000.

In March 2010, the operating partnership purchased a 4,936 square foot restaurant in Savage, Minnesota. The approximate purchase price was $1,569,000.

In July 2010, the operating partnership purchased a 14,830 square foot retail store in Laurel, Mississippi. The approximate purchase price was $3,901,500.

In July 2010, the operating partnership purchased a 7,296 square foot restaurant in Austin, Texas. The approximate purchase price was $2,547,876.

In August 2010, the operating partnership purchased an 81.25% partnership interest in a 144 unit apartment building in West Fargo, North Dakota. The approximate purchase price was $6,624,000.

(Continued on next page)	37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes fair value of the assets acquired and liabilities assumed during the nine month period ended September 30, 2010:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable Lease Terms	Mortgages Assumed	Consideration Given

Westside Apartments, Hawley, MN	425,000	—	—	—	—	425,000
Applebee’s, Bloomington, MN	1,426,868	322,368	400,764	—	—	2,150,000
Applebee’s, Coon Rapids, MN	1,617,328	326,155	482,517	—	—	2,426,000
Applebee’s, Savage, MN	1,165,240	253,324	150,436	—	—	1,569,000
Buffalo Wild Wings, Austin TX	2,238,329	376,657	—	(67,110)	—	2,547,876
Walgreen’s Laurel, MS	3,623,441	335,865	—	(57,806)	(2,477,849)	1,423,651
Eagle Run, West Fargo, ND	6,624,000	—	—	—	—	6,624,000

	$17,120,206	$1,614,369	$1,033,717	$(124,916)	$(2,477,849)	$17,165,527

For one acquisition completed during the first nine months of 2010, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the purchase price of the business. Consequently, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, we recognized a gain of $608,500 associated with this acquisition. The gain is included in the line item “Other income” in the Consolidated Statement of Operations.

The Board of Trustees has determined an estimate of fair value for the limited partnership units issued in 2011 and 2010. In determining this value, the board relied upon their experience with, and knowledge about our real estate portfolio and debt obligations. The board also relied on valuation methodologies that are commonly used in the real estate industry, including, among others a discounted cash flow analysis, which projects a range of estimated future streams of cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows to a present value.

The board also took into account the estimated value of our other assets and liabilities including a reasonable estimate of our debt obligations. Based on the results of the methodologies, the board determined the fair value of the limited partnership units to be $14.00 per unit.

As with any valuation methodology, the methodologies utilized by the board in reaching an estimate of the value of the limited partnership units are based upon a number of estimates, assumptions, judgments or opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments, or opinions would likely have resulted in significantly different estimates of the value of the limited partnership units. In addition, the board’s estimate of limited partnership unit value is not based on the fair values of our real estate, as determined by GAAP, as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.

Furthermore, in reaching an estimate of the value of the limited partnership units, the board did not include a liquidity discount, in order to reflect the fact that the limited partnership units are not currently traded on a national securities exchange; a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party; or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the limited partnership units or INREIT common shares on a national securities exchange or a merger or sale of our portfolio.

(Continued on next page)	38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - OTHER COMPREHENSIVE INCOME

The details related to other comprehensive income are as follows:

	For the Nine Months Ended September 30,
	2011	2010

Net income	$4,683,581	$5,695,908

Other comprehensive income (loss)
Increase (decrease) in fair value of interest rate swap	(246,176)	(102,668)

Total other comprehensive income (loss)	(246,176)	(102,668)

Comprehensive income	4,437,405	5,593,240

Comprehensive income attributable to the noncontrolling interest	3,271,497	4,232,964

Comprehensive income attributable to INREIT Real Estate Investment Trust	$1,165,908	$1,360,276

NOTE 18 - SUBSEQUENT EVENTS

In October 2011, the operating partnership purchased a 42,000 square foot implement dealership in Marshall, Minnesota for approximately $5.0 million. The purchase was financed with the issuance of limited partnership units valued at $2,554,599 and approximately $2.4 million in new mortgage financing and cash. The purchase price allocation is not yet complete.

The operating partnership has entered into a purchase agreement to acquire a 414 unit apartment complex in Eagan, Minnesota for approximately $26 million. The transaction is expected to close in December 2011 pending due diligence and other normal contingencies.

Pending acquisitions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

We have evaluated subsequent events through the date of this filing. We are not aware of any subsequent events which would require recognition or disclosure in the consolidated financial statements.

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

Plan of Operation

We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 25.8% of the operating partnership as of September 30, 2011. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership will be deemed to be assets and income of the trust.

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

As of September 30, 2011, approximately 58.2% of the properties are apartment communities and senior assisted living communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of September 30, 2011, approximately 41.8% of the properties were comprised of office, retail and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

The real estate portfolio consisted of 90 properties containing approximately 3,862 apartments, 193 assisted living units and 1,097,304 square feet of leasable commercial space as of September 30, 2011. The portfolio has a gross book value of approximately $355.4 million, which includes assets held for sale, and book equity, including noncontrolling interests, of approximately $143.9 million as of September 30, 2011.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders as fiduciaries. In addition, the Board has a specific fiduciary duty to supervise our relationship with the Advisor, and evaluates the performance of and fees paid to the Advisor on an annual basis prior to renewing the Advisory Agreement with the Advisor. Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have ten members on our board, seven of whom are independent of our Advisor. Our trustees are elected annually by our shareholders. Although we have executive officers, we do not have any paid employees.

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

Investment Objectives

Our primary investment objectives are to:

•

to acquire quality real estate properties or interests in real estate properties that can provide stable cash flow for distribution to our shareholders, preservation of capital and realization of long-term capital appreciation upon the sale of such properties;

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

Liquidity and Capital Resources

Our principal demands for funds will be for the (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of distributions and redemptions, and (iv) payment of principal and interest on current and any future outstanding indebtedness. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from our cash flow from operations. We expect to pay distributions to our shareholders from our cash flow from operations; however, we may use other sources to fund distributions, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from net proceeds of stock offerings and debt proceeds.

We continually evaluate our liquidity and ability to fund future operations and debt obligations. As part of our analysis, we consider lease expirations, credit quality of tenants and debt maturity schedules among other factors.

Credit Quality of Tenants

We are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow. This may negatively impact net asset values and require us to incur impairment charges. Even if a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.

Historically, the geographic location of our properties and credit-worthiness of our tenants, have resulted in minimal to no property impairments or write-offs on uncollectible rental revenues. We anticipate the trend to continue. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenant’s operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.

Lease Expirations and Occupancy

No significant leases are scheduled to expire or renew in the near term. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term. In the cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.

Debt Maturity

One of our principal long-term liquidity requirements includes repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal payments of our indebtedness as of September 30, 2011. The table does not represent any extension options.

Years ending December 31,	Amount
2011 (October 1, 2011 to December 31, 2011)	$1,425,249
2012	8,577,482
2013	38,919,862
2014	14,877,329
2015	39,290,447
2016	32,447,845
Thereafter	63,857,528

Total Payments	$199,395,742

Share Rescission or Liquidation

We could be subjected to claims by shareholders that prior securities sales were not proper. However, we presently believe that few, if any, of our shareholders will request rescission due to several factors, including our strong operating performance over the last three years, earnings that cover dividends, increased dividends, and, we believe, the current value of our common shares, currently set at $14.00 per share, would exceed the amount a shareholder would receive pursuant to a rescission offer. In fact, based on limited utilization of our repurchase plan (whereby less than 3.5% of the shares sold have been requested to be repurchased under this new plan since January 1, 2011) and known demand for our common shares at $14.00 per share, we believe that such claims will not exceed $1,000,000 and most likely would not exceed our cash and cash equivalents, which exceeded $7,300,000 at September 30, 2011. The amount of any such claims, if asserted, however, is speculative at this time and the potential claims could approximate $33,000,000. If claims are greater than anticipated and such claims are found to be meritorious, our liquidity could be negatively affected and we could be required to sell additional securities or borrow additional funds. We believe we have ready access to any additional capital that might be required, but there is no assurance such funds will be available or, if available, on terms acceptable to us.

Sources and Uses of Cash during the Period

Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are reduced by interest payments, direct leases costs and property-level operating expenses. Property-level operating expenses consist primarily of property management fees including salaries and wages of property management personnel, utilities, cleaning, repairs, insurance, security and building maintenance costs, and property taxes. Additionally, we incur general and administrative expenses, advisory fees and acquisition and disposition expenses.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $13.0 million and primarily related to rental receipts offset by the payment of property management fees, property operating expenses, acquisition-related expenses and general administrative expenses.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash used in investing activities was $3.1 million for the nine months ended September 30, 2011 primarily due to the aggregated payment of $6.2 million for the acquisitions of properties including related intangible assets offset by proceeds from a sale of two properties: (i) retail property in Norfolk, Nebraska; and (ii) assisted living facility in Williston, North Dakota.

Net cash used in investing activities was $18.6 million for the nine months ended September 30, 2010 primarily for the acquisitions of properties including related intangible assets.

Financing Activities

During the nine months ended September 30, 2011, we paid $7.0 million in distributions to shareholders and others with noncontrolling interests in our operations. We also made scheduled mortgage principal installments of $11.3 million. We received $7.6 million in proceeds from mortgage financings related to recent investment activity.

During the nine months ended September 30, 2010, we paid $6.3 million in distributions to shareholders and others with noncontrolling interests in our operations. We also made scheduled mortgage principal installments of $11.2 million and payments on short-term note borrowings of $8.7 million. We received $11.0 million in proceeds from mortgage financings related to recent investment activity.

Our objectives are to generate sufficient cash flow over time to provide shareholders and others with noncontrolling interests in our operations with increasing distributions and to seek investments with potential for strong returns and capital appreciation throughout varying economic cycles. We have funded 100% of the distributions from operating cash flows. In setting a distribution rate, we focus primarily on expected returns from those investments we have already made to assess the sustainability of a particular distribution rate over time.

Cash Resources

At September 30, 2011, our cash resources consisted of cash and cash equivalents totaling $7.4 million. We also had unencumbered properties that had a gross book value of $17.2 million at September 30, 2011, that may be used as collateral to secure additional financing in future periods, although there can be no assurance that we will be able to obtain financing for these properties. We also have three lines of credit, (i) $5.0 million with Wells Fargo Bank that is secured by an office property in Duluth, Minnesota, (ii) $1.92 million with Bremer Bank that is secured by an office property in St. Cloud, Minnesota and (iii) $2.0 million with State Bank and Trust that is secured by a multifamily property in Fargo, North Dakota. There were no outstanding balances on the lines of credit as of September 30, 2011. Our cash resources can be used for working capital needs and other commitments.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions is also expected to be a source of long-term capital for us. During the nine month period ended September 30, 2011, we issued 507,809 limited partnership units valued at approximately $7.1 million in connection with the acquisitions of a 4,997 square foot restaurant in Apple Valley, Minnesota, a 40 unit and two 24 unit apartment complexes in Fargo, North Dakota, a 2,712 square foot restaurant and 3,510 square foot office building in Moorhead, Minnesota, a 40.26% interest in a 144 unit apartment complex in Bismarck, North Dakota and an 18 unit apartment complex in Grand Forks, North Dakota.

Cash Requirements

During the next twelve months, we expect that cash payments will include paying distributions to our shareholders and to others who hold noncontrolling interests in our operations, making scheduled mortgage loan principal payments, reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use excess funds to invest in new properties.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table provides a general comparison of our results of operations for the three month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Property Revenues	$12,357,264	$11,134,190
Property Expenses	(10,262,435)	(9,393,558)
Other Expenses	(437,247)	(385,823)
Other Income	81,646	673,869
Income (Loss) from Discontinued Operations	(169,011)	532,012

Net Income	$1,570,217	$2,560,690

Net Income attributable to Non-Controlling Interest	$1,162,317	$1,918,463
Net Income attributable to INREIT Real Estate Investment Trust	$407,900	$642,227

Distributions paid per share (1)	$0.20125	$0.19250

(1)	Does not take into consideration the amounts paid by the operating partnership to limited partners.

Property revenues. Property revenues increased approximately 11.0% from $11.1 million for the three months ended September 30, 2010 to $12.4 million for the three months ended September 30, 2011, primarily as a result of a net increase of properties added to our portfolio.

Overall physical occupancy in our multifamily properties was 96.9% as of September 30, 2011 compared to 97.9% as of June 30, 2011 for a decrease of 1.0% during the quarter ended September 30, 2011. Overall physical occupancy in our multifamily properties remained unchanged at 96.1% as of September 30, 2010 and June 30, 2010.

Overall physical occupancy in our commercial properties was 97.8% as of September 30, 2011 compared to 95.0% as of June 30, 2011 for an improvement of 2.8%. The improvement was primarily driven by the September 2011 sale of a retail property in Norfolk, Nebraska, which had an occupancy rate of less than 20% prior to sale. Overall physical occupancy in our commercial properties was 92.5% as of September 30, 2010 compared to 92.2% as of June 30, 2010. Overall occupancy improvement compared to 2010 is attributed to the sale of the Norfolk, Nebraska retail space, improved occupancy at a retail property in Fargo, North Dakota and improved occupancy at an office building in Duluth, Minnesota.

Tenant concessions improved from 0.8% during the three month period ended September 30, 2010 to 0.7% in the same period of 2011.

Property expenses. The following table summarizes our significant property expenses during the three month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
Real Estate Taxes	$1,468,726	$1,248,377
Property Management Fees	982,637	903,453
Repairs and Maintenance	1,355,165	1,129,581
Utilities	719,369	674,017

	$4,525,897	$3,955,428

Real estate taxes. Our real estate tax expenses increased approximately 17.7% from $1.2 million to $1.5 million for the three month periods ended September 30, 2010 and 2011, respectively. The change is a result of the increase in number of properties held in our portfolio.

Property management fees. Property management fees, which is the expense incurred for day-to-day management of our properties, increased 8.8% from $0.9 million for the three month period ended September 30, 2010 to approximately $1.0 million for the three month period ended September 30, 2011 as result of the increase in number of properties held in our portfolio.

Repairs and Maintenance. Repairs and maintenance expenses were $1.4 million and $1.1 million for the three month periods ended September 30, 2011 and 2010, respectively. The increase of 20.0% for the three month period ended September 30, 2011 from the same period in 2010 was a result of an increase in the number of properties in our portfolio and additional painting work during these periods in 2011 compared to 2010. Repairs and maintenance expense as a percentage of rental income increased from approximately 10.1% for the three months ended September 30, 2010 to 11.0% for the three months ended September 30, 2011.

Utilities. Utilities expense increased slightly for the three month periods ended September 30, 2010 and 2011, respectively. The change is a result of the increase in number of properties held in our portfolio.

Other expenses. The following table summarizes our other expenses for the three month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010
General and Administrative	$437,247	$385,823
Depreciation and Amortization	2,532,477	2,297,047
Interest Expense	2,987,208	2,926,930
Interest Income	(59,299)	(65,369)
Other	(22,347)	(608,500)

	$5,875,286	$4,935,931

General and administrative. General and administrative expenses were $0.4 million for both the three month periods ended September 30, 2011 and 2010. For the three months ended September 30, 2011, expenses primarily related to legal, accounting and advisory fees. For the three months ended September 30, 2010, expenses primarily related to advisory and acquisition fees.

Depreciation and amortization. Depreciation and amortization expense increased 10.2% from $2.3 million for the three months ended September 30, 2010 to approximately $2.5 million for the three months ended September 30, 2011. The $0.2 million increase was primarily a result of depreciation and amortization of properties added to our portfolio. Depreciation and amortization expense as a percentage of rental income for the three month periods ended September 30, 2011 and 2010 was consistent at 20.5% and 20.6%, respectively.

Interest expenses, net. Interest expense, net, of $2.9 million for each period, was approximately 23.7% and 25.7% of rental income for three month periods ended September 30, 2011 and 2010, respectively. The decrease of interest expense as a percentage of rental income during the three month period ended September 30, 2011 was a result of lower interest rates for mortgage notes payable during these periods in 2011 to 2010 and increased rental revenues from acquired properties unencumbered by mortgages.

Other. Other income for the three month period ended September 30, 2011 is comprised of the proportional equity from the unconsolidated affiliate acquired July 2011. Other income for the three month period ended September 30, 2010 is the bargain purchase gain of $608,500 recorded on an acquired property.

Property Acquisitions and Dispositions

During the three month period ended September 30, 2011, we acquired a 24 unit apartment complex in Fargo, North Dakota for approximately $1.0 million. The purchase was financed with limited partnership units of approximately $0.5 million, assumed debt of approximately $0.5 million, and cash.

During the three month period ended September 30, 2011, we acquired a 40.26% interest in a 144 unit apartment complex in Bismarck, North Dakota, for approximately $2.3 million. The proportional interest in the property was financed by limited partnership units of approximately $1.2 million, assumed debt of approximately $1.0 million and approximately $0.1 million in cash. The remaining ownership consists of Mr. Regan and Mr. Wieland, related parties. The investment is recorded under the equity method of accounting.

During the three month period ended September 30, 2011, we acquired an 18 unit apartment complex in Grand Forks, North Dakota for approximately $0.6 million. The purchase was financed with limited partnership units of approximately $0.4 million, new mortgage financing of approximately $0.2 million, and cash.

During the three month period ended September 30, 2011, we acquired a single tenant 8,000 square foot office building in Norfolk, Nebraska for $0.6 million. The purchase was financed with cash.

During the three month period ended September 30, 2011, we sold a retail property in Norfolk, Nebraska for approximately $1.4 million and recognized a loss of $66,921.

During the three month period ended September 30, 2010, we acquired a 14,830 square foot retail store in Laurel, Mississippi for approximately $3.9 million. The purchase was financed with new mortgage financing of $2,477,849 and cash.

During the three month period ended September 30, 2010, we acquired a 7,296 square foot restaurant in Austin, Texas for approximately $2.5 million. The purchase was financed with limited partnership units valued at approximately $1.7 million and cash.

During the three month period ended September 30, 2010, we acquired an 81.25% interest in a 144 unit apartment complex in West Fargo, North Dakota for approximately $6.6 million. The purchase was financed with new mortgage financing of $6,550,000 and cash.

During the three month period ended September 30, 2010, we sold an apartment complex in Fargo, North Dakota for approximately $1.6 million and recognized a gain of $574,644.

See Notes 15 and 16 of Notes to the Financial Statements above for more information regarding our acquisitions and dispositions during the three month periods ended September 30, 2011 and September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table provides a general comparison of our results of operations for the nine month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Property Revenues	$36,311,343	$32,314,547
Property Expenses	(30,232,796)	(27,253,121)
Other Expenses	(1,696,734)	(1,004,038)
Other Income	212,227	833,960
Income (Loss) from Discontinued Operations	89,541	804,560

Net Income	$4,683,581	$5,695,908

Net Income attributable to Non-Controlling Interest	$3,453,448	$4,321,294
Net Income attributable to INREIT Real Estate Investment Trust	$1,230,133	$1,374,614

Distributions paid per share (1)	$0.60375	$0.57750

(1)	Does not take into consideration the amounts paid by the operating partnership to limited partners.

Property revenues. Property revenues increased approximately 12.4% from $32.3 million for the nine months ended September 30, 2010 to $36.3 million for the nine months ended September 30, 2011, primarily as a result of a net increase of properties in our portfolio.

Overall physical occupancy in our multifamily properties was 96.9% as of September 30, 2011 compared to 96.0% as of December 31, 2010 for an improvement of 0.9% during the nine months ended September 30, 2011. Overall physical occupancy in our multifamily properties was 96.2% as of September 30, 2010 compared to 95.2% as of December 31, 2009 for an improvement of 1.0% during the nine months ended September 30, 2010.

Overall physical occupancy in our commercial properties was 97.8% as of September 30, 2011 compared to 93.9% as of December 31, 2010 for an improvement of 3.9%. The improvement was primarily driven by the September 2011 sale of a retail property in Norfolk, Nebraska, which had an occupancy rate of less than 20% prior to sale. Overall physical occupancy in our commercial properties was 92.5% as of September 30, 2010 compared to 91.9% as of December 31, 2009 for an improvement of 0.6%. Overall occupancy improvement compared to 2010 is attributed to the sale of the Norfolk, Nebraska retail space, improved occupancy at a retail property in Fargo, North Dakota and improved occupancy at an office building in Duluth, Minnesota.

Tenant concessions improved from 0.6% during the nine month period ended September 30, 2010 to 0.5% in the same period of 2011.

Property expenses. The following table summarizes our significant property expenses the nine month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Real Estate Taxes	$4,302,909	$3,670,460
Property Management Fees	2,862,544	2,513,035
Repairs and Maintenance	3,713,278	3,035,491
Utilities	2,513,399	2,223,834

	$13,392,130	$11,442,820

Real estate taxes. Our real estate tax expenses increased approximately 17.2% from $3.7 million to $4.3 million for the nine month periods ended September 30, 2010 and 2011, respectively. The change is a result of the increase in number of properties held in our portfolio.

Property management fees. Property management fees, which is the expense incurred for day-to-day management of our properties, increased 13.9% from $2.5 million for the nine month period ended September 30, 2010 to approximately $2.9 million for the nine month period ended September 30, 2011 as result of the increase in number of properties held in our portfolio.

Repairs and Maintenance. Repairs and maintenance expenses were $3.7 million and $3.0 million for the nine month periods ended September 30, 2011 and 2010, respectively. The increase of 22.3% for the nine month period ended September 30, 2011 from the same period in 2010 was a result of an increase in the number of properties in our portfolio and additional snow removal and painting costs incurred during these periods in 2011 compared to 2010. Repairs and maintenance expense as a percentage of rental income increased from approximately 9.4% for the nine months ended September 30, 2010 to 10.2% for the nine months ended September 30, 2011.

Utilities. Utilities expense increased approximately 13.0% from $2.2 million to $2.5 million for the nine month periods ended September 30, 2010 and 2011, respectively. The change is a result of the increase in number of properties held in our portfolio.

Other expenses. The following table summarizes our other expenses for the nine month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
General and Administrative	$1,696,734	$1,004,038
Depreciation and Amortization	7,368,615	6,628,450
Interest Expense	8,883,543	8,578,144
Interest Income	(189,880)	(186,560)
Other	(22,347)	(647,400)

	$17,736,665	$15,376,672

General and administrative. General and administrative expenses were $1.7 million and $1.0 million for the nine month periods ended September 30, 2011 and 2010, respectively. The increase of 69.0% during these periods in 2010 to 2011 was a result of increased acquisition expenses and legal and accounting fees incurred in 2011 compared to the prior nine month period in 2010.

Depreciation and amortization. Depreciation and amortization expense increased 11.2% from approximately $6.6 million for the nine months ended September 30, 2010 to approximately $7.4 million for the nine months ended September 30, 2011. The $0.8 million increase was primarily a result of depreciation and amortization of properties added to our portfolio. Depreciation and amortization expense as a percentage of rental income for the nine month periods ended September 30, 2011 and 2010 was consistent at 20.3% and 20.5%, respectively.

Interest expenses, net. Interest expense, net, of approximately $8.7 million and $8.4 million for the nine month periods ended September 30, 2011 and 2010, respectively, was approximately 23.9% and 26.0% of rental income for the nine month periods ended September 30, 2011 and 2010, respectively. The decrease of interest expense as a percentage of rental income during the nine month period ended September 30, 2011 was a result of lower interest rates for mortgage notes payable during these periods in 2011 to 2010 and increased rental revenues from acquired properties encumbered by mortgages.

Other. Other income for the nine month period ended September 30, 2011 is comprised of the proportional equity from the unconsolidated affiliate acquired July 2011. Other income for the nine month period ended September 30, 2010 is the bargain purchase gain of $608,500 recorded on an acquired property and a small gain on insurance proceeds.

2011 Property Acquisitions and Dispositions

During the nine month period ended September 30, 2011, we acquired a 4,997 square foot restaurant in Apple Valley, Minnesota for approximately $2.5 million. The purchase was financed with approximately $0.8 million in cash and the remainder paid in limited partnership units valued at approximately $1.7 million.

During the nine month period ended September 30, 2011, we purchased the remaining 65.44% interest in a 136 unit apartment complex in Bismarck, North Dakota for approximately $6.5 million. The purchase was financed with approximately $2.2 million in cash and assumption of $4.3 million in debt.

During the nine month period ended September 30, 2011, we acquired a 40 unit apartment complex and a 24 unit apartment complex in Fargo, North Dakota for approximately $2.5 million. The purchase was financed with assumed debt of approximately $0.8 million and limited partnership units of approximately $1.7 million. Two related parties each received approximately $0.4 million in limited partnership units.

During the nine month period ended September 30, 2011, we acquired a 2,712 square foot restaurant and a 3,510 square foot office building in Moorhead, Minnesota for approximately $2.2 million. The purchase was financed with a loan of approximately $0.6 million and the remainder paid in limited partnership units valued at approximately $1.6 million.

During the nine month period ended September 30, 2011, we acquired a 13,390 square foot retail store and 36,432 square feet of adjacent land in Denver, Colorado for approximately $5.9 million. The purchase was financed with cash of approximately $1.3 million and a loan of $4.6 million.

During the nine month period ended September 30, 2011, we acquired a 24 unit apartment complex in Fargo, North Dakota for approximately $1.0 million. The purchase was financed with limited partnership units of approximately $0.5 million, assumed debt of approximately $0.5 million, and cash.

During the nine month period ended September 30, 2011, we acquired a 40.26% interest in a 144 unit apartment complex in Bismarck, North Dakota, for approximately $2.3 million. The proportional interest in the property was financed by limited partnership units of approximately $1.2 million, assumed debt of approximately $1.0 million and approximately $0.1 million in cash. The remaining ownership consists of Mr. Regan and Mr. Wieland, related parties. The investment is recorded under the equity method of accounting.

During the nine month period ended September 30, 2011, we acquired an 18 unit apartment complex in Grand Forks, North Dakota for approximately $0.6 million. The purchase was financed with limited partnership units of approximately $0.4 million, new mortgage financing of approximately $0.2 million, and cash.

During the nine month period ended September 30, 2011, we acquired a single tenant 8,000 square foot office building in Norfolk, Nebraska for $0.6 million. The purchase was financed with cash.

During the nine month period ended September 30, 2011, we sold a small assisted living facility in Williston, North Dakota for $1.4 million and recognized a gain of approximately $0.4 million.

During the nine month period ended September 30, 2011, we sold a retail property in Norfolk, Nebraska for approximately $1.4 million and recognized a loss of $66,921.

2010 Property Acquisitions and Dispositions

During the nine month period ended September 30, 2010, we acquired a 14 unit apartment building in Hawley, Minnesota. The approximate purchase price was $425,000. The purchase was paid in limited partnership units valued at $212,500 and cash.

During the nine month period ended September 30, 2010, we acquired a 5,043 square foot restaurant in Bloomington, Minnesota. The approximate purchase price was $2,150,000, paid in cash.

During the nine month period ended September 30, 2010, we acquired a 5,576 square foot restaurant in Coon Rapids, Minnesota. The approximate purchase price was $2,426,000. The purchase was paid in limited partnership units valued at $2,086,486 and cash.

During the nine month period ended September 30, 2010, we acquired a 4,936 square foot restaurant in Savage, Minnesota. The approximate purchase price was $1,569,000, paid in cash.

During the nine month period ended September 30, 2010, we acquired a 14,830 square foot retail store in Laurel, Mississippi for approximately $3.9 million. The purchase was financed with new mortgage financing of $2,477,849 and cash.

During the nine month period ended September 30, 2010, we acquired a 7,296 square foot restaurant in Austin, Texas for approximately $2.5 million. The purchase was financed with limited partnership units valued at approximately $1.7 million and cash.

During the nine month period ended September 30, 2010, we acquired an 81.25% interest in a 144 unit apartment complex in West Fargo, North Dakota for approximately $6.6 million. The purchase was financed with new mortgage financing of $6,550,000 and cash.

During the nine month period ended September 30, 2010, we sold an apartment complex in Fargo, North Dakota for approximately $1.6 million and recognized a gain of $574,644.

See Notes 15 and 16 of Notes to the Financial Statements above for more information regarding our acquisitions and dispositions during the nine month periods ended September 30, 2011 and September 30, 2010.

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

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. The term Funds From Operations was created to address this problem. It was intended to be a standard supplemental measure of REIT operating performance that excluded historical cost depreciation from – or “added it back” to – GAAP net income.

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

FFO applicable to common shares and limited partnership units for the three month period ended September 30, 2011 of $4.2 million decreased $0.2 million compared to $4.4 million for the three month period ended September 30, 2010. The difference in FFO was mostly due to the 2010 gain recognized on a bargain purchase transaction not repeated in 2011.

FFO applicable to common shares and limited partnership units for the nine month period ended September 30, 2011 increased to $11.8 million, compared to $11.7 million for the nine month period ended September 30, 2010. The increase in FFO was due to a net increase in properties acquired in the nine month period ended September 30, 2011 compared to the same nine month period in 2010.

The following tables include calculations of FFO and the reconciliations to net income for the three and nine month periods ended September 30, 2011 and 2010, respectively. We believe this calculation is the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to INREIT Real Estate Investment Trust to Funds from Operations

Applicable to Common Shares and Limited Partnership Units

	Three Month Period ended September 30,
	2011			2010
	Amount	Weighted Avg Shares & Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares & Units (1)	Per Share and Unit (2)
Net Income attributable to:
INREIT Real Estate
Investment Trust	$407,900	3,781,982	$0.11	$642,227	3,254,913	$0.20

Add back:
Noncontrolling Interest - OPU	1,163,039	10,810,873		1,935,406	9,891,628
Depreciation & Amortization from continuing operations	2,532,477			2,297,047
Depreciation & Amortization from discontinued operations	13,188			53,134
Pro rata share of unconsolidated affiliate depreciation & amortization	10,757
Loss on depreciable asset sales	66,921
Subtract:
Gains on depreciable asset sales				(574,644)

Funds from operations applicable to common shares and limited partnership units	$4,194,282	14,592,855	$0.29	$4,353,170	13,146,541	$0.33

(1)	Limited Partnership Units of the Operating Partnership are exchangeble for common shares of beneficial interest on a one-for-one basis.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Reconciliation of Net Income Attributable to INREIT Real Estate Investment Trust to Funds from Operations

Applicable to Common Shares and Limited Partnership Units

	Nine Month Period ended September 30,
	2011			2010
	Amount	Weighted Avg Shares & Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares & Units (1)	Per Share and Unit (2)
Net Income attributable to:
INREIT Real Estate
Investment Trust	$1,230,133	3,761,159	$0.33	$1,374,614	3,099,171	$0.44

Add back:
Noncontrolling Interest - OPU	3,461,635	10,657,138		4,338,237	9,902,935
Depreciation & Amortization from continuing operations	7,368,615			6,628,450
Depreciation & Amortization from discontinued operations	50,375			170,756
Pro rata share of unconsolidated affiliate depreciation & amortization	10,757
Loss on depreciable asset sales	66,921
Subtract:
Gains on depreciable asset sales	(366,990)			(764,018)

Funds from operations applicable to common shares and limited partnership units	$11,821,446	14,418,297	$0.82	$11,748,039	13,002,106	$0.90

(1)	Limited Partnership Units of the Operating Partnership are exchangeble for common shares of beneficial interest on a one-for-one basis.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our third fiscal quarter of 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

On July 15, 2011, we issued an aggregate of 37,427.593 common shares at $13.30 per common share at the election of shareholders to receive their dividend payment in common shares. These transactions did not involve the sale of securities.

Repurchases of Securities

Set forth below is information regarding common shares repurchased during the third quarter ended September 30, 2011:

Period	Total Number of Common Shares Repurchased	Average Price Paid per Common Share
July 1-31, 2011	None	$12.60
August 1-31, 2011	58,186.984	$12.60
September 1-30, 2011	4,176.191	$12.60

Item 6. Exhibits.

Exhibit Number	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

99.1	INREIT Investor Update 3rd Quarter 2011.

101	The following materials from INREIT Real Estate Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (iii) Consolidated Statements of Shareholders’ Equity for nine months ended September 30, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for nine months ended September 30, 2011 and 2010, and; (v) Notes to Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 11, 2011

INREIT REAL ESTATE INVESTMENT TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter J. Winger
Peter J. Winger
Chief Financial Officer
(Principal Financial and Accounting Officer)