Form 10-K
period 2011-12-31
INREIT Real Estate Investment Trust
filed 2012-03-30
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-54295

INREIT Real Estate Investment Trust

(Exact name of registrant as specified in its charter)

North Dakota	90-0115411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

216 South Broadway, Suite 202 Minot, North Dakota	58701
(Address of principal executive offices)	(Zip Code)

(701) 837-1031

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares of Beneficial Interest

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☑  No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the common shares of beneficial interest held by non-affiliates as of June 30, 2011 was approximately $45,960,318, computed by reference to the price at which the common shares was last sold as of such date. The common shares of beneficial interest are not listed on any national exchange or over-the-counter market or quoted on any national securities market.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 20, 2012
Common Shares of Beneficial Interest	4,246,122.860

Documents Incorporated by Reference: Portions of INREIT’s Proxy Statement for its 2012 Annual Meeting of Shareholders, which INREIT intends to file with the Securities and Exchange Commission within 120 days after the end of INREIT’s fiscal year ended December 31, 2011, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If INREIT does not file its Proxy Statement on or before 120 days after the end of its 2011 fiscal year, INREIT will file the required information in an amendment to this Annual Report on Form 10-K.

INREIT Real Estate Investment Trust

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K and the documents incorporated into this document by reference contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements regarding our plans and objectives, including, among other things, our future financial condition, anticipated capital expenditures, anticipated distributions to our shareholders and other matters. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. These statements are only predictions and are not historical facts. Actual events or results may differ materially.

The forward-looking statements included herein are based on our current expectations, plans, estimates and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying the forward-looking statements contained herein could be inaccurate. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure readers that the forward-looking statements included in this filing will prove to be accurate. The accompanying information contained in this Annual Report on Form 10-K, including, without limitation, the information set forth under the section entitled “Risk Factors” in Item 1A, identifies important additional factors that could materially adversely affect actual results and performance. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

1

PART I

ITEM 1.	BUSINESS

GENERAL

INREIT Real Estate Investment Trust (“we”, “us” or “our”) is a real estate investment trust (“REIT”), formed in North Dakota as an unincorporated business trust on December 3, 2002. References in this Annual Report on Form 10-K to the “Company,” “INREIT,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. We were formed for the purpose of investing in a diversified portfolio primarily of commercial properties (such as retail, office and medical) and multi-family dwellings (such as apartment buildings and senior assisted or independent living centers). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors.

UPREIT Structure

We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we conduct substantially all of our investment activities and hold all or substantially all of our assets through our operating partnership INREIT Properties, LLLP. We control the operating partnership as the general partner and own approximately 25.8% of the operating partnership as of December 31, 2011. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be our assets and income.

Operating Partnership

Our operating partnership, INREIT Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of commercial properties and multi-family dwellings located principally in the upper and central Midwest United States.

Since our formation, our focus has consisted of owning and operating income-producing real estate properties. In 2006, we held 23 total properties approximating $56 million in total assets. Between 2007 and 2011, we focused extensively on strengthening the multifamily component of our portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties were located in North Dakota. By the end of 2011, our portfolio has grown to over 92 properties, approximating $356.1 million in total assets, which includes assets held for sale, and book equity, including noncontrolling interests, of approximately $144.3 million as of December 31, 2011. As of December 31, 2011, our portfolio contained approximately 4,276 apartments, 193 assisted living units and 1,139,304 square feet of leasable commercial space.

As of December 31, 2011, approximately 54.3% of the properties were apartment communities and senior assisted living communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2011, approximately 45.7% of the properties were comprised of office, retail and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

REGISTRATION

We filed our registration statement on Form 10-12G (File No. 000-54295) with the SEC pursuant to the Securities Act of 1934, as amended (the “Securities Act”), on March 10, 2011. On October 19, 2011, the SEC notified us that it had finished its review of the Form 10.

During 2011, our Board of Trustees and shareholders approved the Amended and Restated Declaration of Trust (“Amended Declaration of Trust”) and the Amended and Restated Bylaws (“Amended Bylaws”). We amended these documents principally to comply with the NASAA REIT guidelines under their Statement of Policy Regarding Real Estate Investment Trusts to assist us if we register our shares under state securities laws.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Our Advisor

Our external Advisor is INREIT Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf. The Advisor is owned in part by Kenneth Regan, a trustee and our Chief Executive Officer, and by James Wieland, also one of our trustees, who owns indirectly through an entity. In addition, Messrs. Regan and Wieland serve on the Board of Governors of the Advisor. From 2007 to 2011, our Advisor’s staff increased in number and expertise, growing from 4 to 8 full-time employees including a president, chief financial officer, financial reporting manager, property accountant and internal auditor.

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

Although we have executive officers, we do not have any paid employees. Our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary are also officers, employees, owners or governors of our Advisor. Among others, such executive officers oversee our Advisor’s day-to-day operations with respect to us. However, when doing so, such executive officers are acting on behalf of our Advisor in performing the Advisor’s obligations under the Advisory Agreement. Generally, the only services performed by our executive officers in their capacity as executive officers are those required by law or regulation, such as executing documents as required by North Dakota law and providing certifications required by the federal securities laws.

Organizational Structure

The following chart shows our structure:

(1)	The Advisor is owned in part by our Chief Executive Officer and Trustee Mr. Kenneth P. Regan (33.00%) and by our Trustee Mr. James S. Wieland indirectly through Wieland Investments, LLLP, to which Mr. Wieland serves as the general partner (33.00%). In addition, Mr. Regan serves as the Chief Executive Officer and Chairman of the Board of the Advisor, and Mr. Wieland serves on the Board of Governors of the Advisor.

(2)	INREIT Management, LLC serves as both our and our operating partnership’s advisor. The Advisor does not own any of our shares. Messrs. Regan and Wieland each beneficially own approximately 0.8% of our shares as of December 31, 2011.
(3)	We control the operating partnership as the general partner, and own approximately 25.8% of the operating partnership as of December 31, 2011. Mr. Regan and Mr. Wieland beneficially owned and had voting power over approximately 12.99% and 9.4%, respectively, of the operating partnership as of December 31, 2011.

OUR CORE INVESTMENT OBJECTIVES AND STRATEGY

Investment Objectives

Our primary investment objectives are to:

•

acquire quality real estate properties or interests in real estate properties that can provide stable cash flow for distribution to our shareholders, preservation of capital and realization of long-term capital appreciation upon the sale of such properties;

•	offer an investment option in which the value of the common shares is correlated to real estate as an asset class rather than traditional asset classes such as stocks and bonds; and

•	provide a hedge against inflation through use of month-to-month rentals or short-term and long-term lease arrangements with rental properties tenants.

We may change our investment objectives only with the approval of holders of a majority of the outstanding common shares.

Investment Strategy

Our investment strategy is primarily to acquire and hold a diverse portfolio of:

•

commercial real estate properties or portfolios or real estate properties in various sectors, including multi-family residential, senior housing, retail, office, medical and other commercial properties, including restaurants, primarily located in the central corridor of the contiguous 48 states; and

•	ownership interests in real estate properties in various sectors, including multi-family residential, senior housing, retail, office, medical and other commercial properties located in these markets.

The majority of our acquisitions are located in or near metropolitan areas. However, there is no limitation on the geographic areas in which we may acquire targeted investments.

We may acquire portfolios of real estate properties held by individual owners and real estate properties held by funds, including hedge funds. We anticipate such property owners will primarily sell the properties in exchange for limited partnership interests of the operating partnership.

We may make investments alone or together with other investors, including with affiliates of the Advisor, through holding company structures or joint ventures, real estate partnerships, tenant-in-common deals, REITs or other collective investment vehicles.

Investment Guidance

Our Board of Trustees has provided investment guidance to the Advisor to direct our investment strategy. Changes to our investment guidance must be approved by our Board. The Advisor has been authorized to execute (1) commercial real estate property acquisitions and dispositions and (2) investments in other real estate related assets, in each case so long as such investments are approved by our Board. Our Board will at all times have ultimate oversight over our investments and may change from time to time the scope of authority delegated to our Advisor with respect to acquisition and disposition transactions.

Currently, our investment guidance is that our real estate investments be allocated approximately as follows:

•	up to 50% in multi-family and apartment properties;

•	up to 20% in commercial office properties;

•	up to 10% in retail properties;

•	up to 10% in medical properties;

•	up to 10% in industrial properties; and

•	up to 5% in restaurant properties.

Despite our intentions, the actual percentage of our portfolio invested in each investment type may fluctuate above or below such levels due to factors such as a large inflow of capital (including from additional capital raises or sales of investments), lack of attractive investment opportunities in an investment type or an increase in anticipated cash requirements (including repayment of outstanding debt obligations or REIT distribution requirements).

Investments in Real Estate Properties

Our investment guidance provides we will primarily invest in existing or newly constructed real estate properties and interests in real estate properties in a multiple of sectors, including multi-family residential and senior housing properties, retail, office, medical, industrial, and restaurant properties by acquiring direct ownership or ownership interests through equity interests or other joint venture structures. We may also invest in other real estate property types, including undeveloped land or other development opportunities if the land is acquired for the purpose of producing rental or other operating income and either development or construction is in process or development or construction is planned to commence on the land within one year. We primarily invest in real estate properties with existing rent and expense schedules or newly constructed properties with predictable cash flows or in which a seller agrees to provide certain minimum income levels. We concentrate our efforts on real estate properties located primarily in North Dakota, the central corridor of the contiguous 48 states and in or near metropolitan areas.

Investments in Real Estate Related Assets

Our guidelines provide we may invest in real estate related assets. These assets include securities of other companies engaged in real estate activities, mortgage-backed securities and conventional mortgage loans. However, to date, our investment in such assets have been nominal, and we don’t expect to increase such investments in the near future.

Investments in Cash, Cash Equivalents and Other Short-Term Investments

We may invest in cash, cash equivalents and other short-term investments. Consistent with the rules applicable to qualification as a REIT, such investments may include investments in the following: money market instruments; short-term debt instruments, such as commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest-bearing time deposits and corporate debt securities; corporate asset-backed securities; and U.S. government or government agency securities. However, to date, our investment in such assets have been nominal, and we don’t expect to increase such investments in the near future.

SEGMENT DATA

We currently view our real estate portfolio as one business segment in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). As we acquire additional properties in the future, we anticipate adding business segments and related disclosures.

COMPETITION

Our properties are all located in highly competitive real estate markets. The number of competitive properties in a particular area could have a material adverse effect on our ability to lease space and the amount of rent we can charge at our properties. We compete with many property owners, such as corporations, limited partnerships, individual owners, other real estate investment trusts, insurance companies and pension funds.

Our competition also consists of other owners and developers of multifamily and commercial properties who are trying to attract tenants to their properties. We also compete with other real estate investors such as individuals, partnerships, corporations, and other REITs to acquire properties that meet our investment objectives. This competition influences our ability to acquire properties and the prices that we may pay for those properties. We do not have a dominant position in any of the markets in which we operate and many of our competitors have greater financial and other resources than us and may have substantially more operating experience than either us or our Advisor. We believe, however, that the diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our commercial tenants affords us some competitive advantages that have in the past, and should in the future, allow us to operate our business successfully despite the competitive nature of our business.

Generally, there are multi-family and other similar commercial properties within relatively close proximity to each of our properties. Regarding our retail properties, in addition to competitor retail properties, our tenants face increasing competition from outlet malls, internet shopping websites, discount shopping clubs, catalog companies, direct mail and telemarketing.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with any contamination. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations, and some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Some of these laws and regulations may impose joint and several liability on resident, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us.

In addition we are subject to many other laws and governmental regulations applicable to our properties, and changes in the laws and regulations, or in their interpretation by agencies and the courts, occur frequently. Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988 (the “FHAA”) requires apartment communities first occupied after March 13, 1991, to be accessible to the handicapped and prohibits housing discrimination based upon familial status, which is commonly referred to as age-based discrimination. The Housing for Older Persons Act (HOPA) provides age-based discrimination exceptions for housing developments qualifying as housing for older persons. Non-compliance with ADA, FHAA or HOPA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. We believe our properties which are subject to ADA, FHAA and/or HOPA are substantially in compliance with their present requirements.

Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay dividends. We do not believe our existing portfolio as of December 31, 2011 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

AVAILABLE INFORMATION

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and all amendments to these filings with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the operation of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We will make these reports available; free of charge, by responding to requests addressed to 216 South Broadway, Suite 202, Minot, North Dakota 58701. You may also request by calling the telephone number (701) 837-1031. Additionally, we maintain an internet site at www.inreit.com, which includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. This reference to our website is not intended to incorporate information found on the website into this filing.

ITEM 1A.	RISK FACTORS

Risks Related to INREIT Real Estate Investment Trust

Common shares of beneficial interest represent an investment in equity only, and not a direct investment in the assets of the trust or the operating partnership. Therefore, common shareholders will hold only an indirect interest in our assets.

The common shares of beneficial interest represent an equity interest only in us, not in any of our assets or the real estate or real estate related investments made by our operating partnership. We will have no substantial assets other than our equity interest in the operating partnership. Neither the Advisor nor any of its managers or affiliates have any obligation with respect to the payment of dividends to our shareholders or the return of capital investments made to us by the shareholders.

Income will be received primarily from the leasing and resale of investments, which is subject to market and economic changes. If income is insufficient to meet our capital needs, our ability to carry out our business plans could be adversely affected.

Our purpose is to acquire and hold our real estate investments as long-term investments before we resell the investments to maximize anticipated appreciation for our shareholders. The primary income that will be generated by the trust will be the profits, if any, from the operation or holding of the real estate and real estate related investments and upon the resale of the investments. If circumstances arise which cause an investment to remain at its current value or decrease in value, we may generate less income than anticipated.

We may raise additional funds in the future to fund our capital needs, which may not be available on acceptable terms if at all.

We may need to raise additional capital in the future in order to fulfill our business plans. The timing and amount of our future capital needs will depend on a number of factors, including the revenue generated by the operation of our real estate investments, when and if the properties will appreciate in value, the resale price of the properties and other real estate related investments, our future operating expenses and required capital outlays. There can be no assurance additional financing will be available when needed on terms favorable to us, if at all.

Further, we may be required to raise additional capital and sell additional securities in the future on terms which are more favorable to those investors than the terms under which our current shareholders purchased their common shares. If adequate funds are not available or are not available on acceptable terms, our ability to fund our current business plans and to acquire additional real estate and real estate related investments would be significantly limited. Such limitation could have a material adverse effect on our results.

Our success is based on continuing to locate and hold suitable real estate investments, and failure of our Advisor to locate additional suitable properties or the unsuccessful operation of our existing real estate investments could adversely affect our operations and our ability to make distributions.

Our ability to achieve our investment objectives and to make distributions to our shareholders is dependent upon the performance of our Advisor in locating suitable investments and appropriate financing arrangements for us as well as on the successful management of our properties after acquisition. We currently own, through our subsidiary the properties described under Item 2 – Properties.

We cannot be sure our Advisor will be successful in continuing to obtain suitable investments on financially attractive terms, or be subject to risks attendant to real estate acquisitions, such as:

•	The risk properties may not perform in accordance with expectations, including projected occupancy and rental rates;

•	The risk we may overpay for properties; and

•	The risk we may have underestimated the cost of improvements required to bring an acquired property up to standards established for its intended use or its intended market position.

Ongoing SEC reporting requirements may require us to defer additional acquisitions, which delay may reduce shareholder returns.

As a public company, we are subject to the ongoing reporting requirements under the Exchange Act. Under the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire and investments we make in real estate-related assets. To the extent any required financial statements are not available or cannot be obtained, we may not be able to acquire such properties or real estate-related assets that otherwise would be a suitable investment or we could suffer delays in our investment acquisitions or in complying with our reporting requirements. Delays could result in the loss of investment opportunities or a detrimental change in acquisition pricing.

If we are not able to rely on the securities exemptions we relied on for past sales of our common shares, we may be required to conduct rescission offers or become subject to regulatory action, which could require significant capital and adversely affect our financial position.

Previously, we sold and issued common shares in offerings, in distribution reinvestment transactions and upon conversions of limited partnership units. When we sold and issued such common shares, we believed we were in compliance with various securities exemptions from the registration requirements under the 1933 Act. However, certain of the sales and issuances may not qualify for a valid exemption under the 1933 Act. As a result, regulatory actions and/or proceedings could be commenced against us and we could be required to conduct a rescission offer regarding certain prior sales, whereby we would offer to shareholders the right to rescind or unwind such sales. If a shareholder elects to accept a rescission offer, we would be obligated to pay that shareholder the purchase price plus interest and costs for his/her shares (less distributions previously paid on such shares). The aggregate cash amounts and other costs required to conduct a rescission offer could be significant. The 1933 Act generally requires any claim for a violation of section 5 of the 1933 Act be brought within one year of the violation. Even though it is difficult to estimate the financial impact potential rescission rights may have on our business, and we have no way of estimating to what extent shareholders would accept a rescission offer, we do not anticipate that the amount would exceed the amount of cash and cash equivalents on hand as of December 31, 2011, and believe a rescission offer would not prevent future dividends from being declared and paid on our shares and would not materially affect our liquidity. However, there can be no assurance our anticipations would prove accurate. If we are required to conduct a rescission offer, such as by a regulatory action or pursuant to a claim brought by a shareholder where a court determines a rescission is required, and we do not have sufficient cash or cash flow available to cover the costs of any required rescission, we could be forced to borrow funds, sell assets or sell additional securities. A rescission offer would result in less funds available for investments in real estate and real estate related investments, for repayment of debt on our real estate investments and our shareholders’ overall return could be reduced.

Our Board of Trustees may have to make expedited decisions on whether to invest in certain properties or real estate-related assets, including prior to receipt of detailed information on the investment.

In the current real estate market, our Board of Trustees may frequently be required to make expedited decisions in order to effectively compete for the acquisition of desirable properties and other real estate-related assets. In such cases, our Advisor and Board of Trustees may not have access to detailed information regarding investment properties, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property, at the time of making an investment decision to pay a non-refundable deposit and to proceed with an acquisition. In addition, the actual time period during which our Advisor will be allowed to conduct due diligence may be limited. Therefore, there can be no assurance our Advisor and Board of Trustees will have knowledge of all circumstances that may adversely affect an investment.

We face competition from other real estate investors for suitable properties, and may not be successful in our attempts to acquire desirable properties.

The commercial and multi-family real estate industries are highly competitive, and we face competition for investment opportunities. These competitors may be real estate developers, real estate financing entities, real estate investment trusts, mutual funds, hedge funds, investment banking firms, institutional investors and other entities or investors that acquire real estate and may have substantially greater financial resources than we do. These entities or investors may be able to accept more risk than our Board of Trustees believes is in our best interests. This competition may limit the number of suitable investment opportunities offered to us. This competition also may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire properties or interests in properties. In addition, we believe competition from entities organized for purposes similar to ours may increase in the future.

We may change our investment and operational policies without shareholder consent, and such changes could increase our exposure to additional risks.

Generally, the Board of Trustees may change our investment and operational policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our shareholders, which could result in our making investments different from, and possibly riskier than, the types of investments we have acquired in the past. A change in our investment policies may, among other things, increase our exposure to interest rate risk, default risk and commercial real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.

There can be no assurance dividends will be paid or increase over time.

There are many factors that can affect the availability and timing of cash dividends to our shareholders. Dividends will be based principally on cash available from our real estate and real estate related investments. The amount of cash available for dividends will be affected by many factors, such as our ability to acquire profitable real estate investments, successfully managing our real estate properties and our operating expenses. We can give no assurance we will be able to pay or maintain dividends or that dividends will increase over time. Our actual results may differ significantly from the assumptions used by our Board of Trustees in establishing the dividend rate to our shareholders.

We may pay dividends from sources other than our cash flow from operations, which could subject us to additional risks.

We are permitted to pay distributions from any source. If we fund dividends from cash flow from operations or working capital, we will have less funds available for investment in real estate and real estate related investments and our shareholders’ overall return may be reduced. Actual cash available for dividends may vary substantially from the estimates of our Board of Trustees. Because we may receive income from interest or rents at various times during our fiscal year, dividends paid may not reflect our income earned in that particular dividend period. In these instances, we may obtain third party financing to fund our dividends, causing us to incur additional interest expense. We may also fund such dividends from the sale of assets or additional securities. Any of these actions could potentially negatively affect future results of operations.

Dividends may include a return of capital, and shareholders may be required to recognize capital gain on distributions.

Dividends payable to shareholders may include a return of capital. To the extent dividends exceed cash flow from operations, a shareholder’s basis in our shares will be reduced and, to the extent dividends exceed a shareholder’s basis, the shareholder may recognize capital gain and be required to make tax payments.

We depend on certain executive officers and trustees, and the loss of such persons may delay or hinder our ability to carry out our investment strategies.

Our future success substantially depends on the active participation of James Wieland, one of our trustees, Kenneth Regan, our Chief Executive Officer and a trustee, Peter Winger, our Chief Financial Officer and Bradley J. Swenson, our President. Messrs. Wieland and Regan are also governors and owners of the Advisor; Mr. Winger is also the Chief Financial Officer of the Advisor; and Mr. Swenson is also the President and a governor of the Advisor. Messrs. Wieland and Regan have over 30 years of extensive experience each in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing, and through the Advisor, in locating desirable real estate investments and where serving as property manager, managing our properties. Mr. Winger is a Certified Management Accountant and has experience in operations and accounting in real estate. Losing the services of Messr. Wieland, Regan, Winger or Swenson could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us.

Our systems may not be adequate to support our growth, and our failure to successfully oversee our portfolio of real estate investments could adversely affect our results of operation.

There can be no assurance we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient staff, to support any growth we may experience. Our failure to successfully oversee our current and future real estate investments or developments could have a material adverse effect on our results of operation and financial condition and our ability to pay dividends to our shareholders.

Risks Related to Our Status as a REIT and Related Federal Income Tax Matters

If we fail to continue to qualify as a REIT, we would incur additional tax liabilities that would adversely affect our operations and our ability to make distributions and could result in a number of other negative consequences.

Although our management believes we are organized, have operated, and will be able to continue to be organized and to operate in such a manner to qualify as a real estate investment trust (REIT), as that term is defined under the Internal Revenue Code, we may not have been organized, may not have operated, or may not be able to continue to be organized or to operate in a manner to have qualified or remain qualified as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. Even a technical or inadvertent mistake could endanger our REIT status.

The determination that we qualify as a REIT requires an ongoing analysis of various factual matters and circumstances, some of which may not be within our control, regarding our organization and ownership, distributions of our income and the nature and diversification of our income and assets. The fact we hold substantially all of our assets through our operating partnership and our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicates the application of the REIT requirements for us.

If we lose our REIT qualification, we will face income tax consequences that will reduce substantially our available cash for dividends and investments for each of the years involved because:

•	We would be subject to federal corporate income taxation on our taxable income, including any applicable alternative minimum tax, and could be subject to increased state and local taxes;

•	We would not be allowed a deduction for dividends paid to shareholders in computing our taxable income; and

•	Unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

The increased taxes could reduce the value of the shares as well as cash available for dividends to shareholders and investments in additional assets. In addition, if we fail to continue to qualify as a REIT, we will not be required to pay dividends to shareholders. Our failure to continue to qualify as a REIT also could impair our ability to expand our business and to raise capital.

As a REIT, we may be subject to tax liabilities that reduce our cash flow.

Even if we continue to qualify as a REIT for federal income tax purposes, we may be subject to federal and state taxes on our income or property, including the following:

•

To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gains) to our shareholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income. In such situation, shareholders will be treated as having received the undistributed income and having paid the tax directly, but tax-exempt shareholders, such as charities or qualified pension plans, will receive no benefit from any deemed tax payments.

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which the distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

•

If we have net income from the sale of foreclosure property we hold primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•	If we sell a property, other than foreclosure property, we hold primarily for sale to customers in the ordinary course of business, our gain will be subject to the 100% “prohibited transaction” tax.

•

We may be subject to state and local taxes on our income or property, either directly or indirectly, because of the taxation of our operating partnership or of other entities through whom we indirectly own our assets.

We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution requirement or for working capital purposes.

To qualify as a REIT, in general, we must distribute to our shareholders at least 90% of our net taxable income each year, excluding capital gains. However, we could be required to include earnings in our net taxable income before we actually receive the related cash. If we do not have sufficient cash to make the necessary dividends to preserve our REIT status for any year or to avoid taxation, we may need to borrow funds, to sell assets or to issue additional securities even if the then-prevailing market conditions are not favorable for such actions.

To the extent dividends to our shareholders had been made in anticipation of qualifying as a REIT, we might be required to borrow funds, to sell assets or to issue additional securities to pay the applicable tax if we lose our REIT qualification and are subject to increased taxes.

In addition, we will require a minimum amount of cash to fund our daily operations. Due to the REIT distribution requirements, we may be forced to make distributions when we otherwise would use the cash to fund our working capital needs. Therefore, we may be forced to borrow funds, to sell assets or to issue additional securities at certain times for our working capital needs.

If our operating partnership does not qualify as a partnership, its income may be subject to taxation, and we would no longer qualify as a REIT.

The Internal Revenue Code classifies “publicly traded partnerships” as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. We structured our operating partnership to be classified as a partnership for federal income tax purposes. However, no assurance can be given the IRS will not challenge our position or will not classify our operating partnership as a “publicly traded partnership” for federal income tax purposes. To minimize this risk, we have placed certain restrictions on the transfer and/or redemption of partnership units in the LLLP Agreement of our operating partnership. If the IRS would assert successfully our operating partnership should be treated as a “publicly traded partnership” and substantially all of the operating partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat the operating partnership as an association taxable as a corporation. In such event, we would cease to qualify as a REIT. In addition, the imposition of a corporate tax on the operating partnership would reduce the amount of distributions the operating partnership could make to us and, in turn, reduce the amount of cash available to us to pay dividends to our shareholders.

To maintain qualification as a REIT, we have transfer restrictions on our shares that may limit offers to acquire substantial amounts of the trust’s shares at a premium.

To qualify as a REIT, our shares must be beneficially owned by 100 or more persons and no more than 50% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Currently, our Amended Declaration of Trust prohibits transfers of our shares that would result in (1) our shares being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50% of our shares, applying broad attribution rules imposed by the federal income tax laws, or (3) before our shares qualify as a class of publicly-offered securities, 25% or more of our shares being owned by ERISA investors. If a shareholder acquires shares in excess of the ownership limits or in violation of the restrictions on transfer, we:

•	May consider the transfer to be void ab initio.

•	May not reflect the transaction on our books.

•	May institute legal action to enjoin the transaction.

•	May redeem such excess shares.

•	Any excess shares shall be automatically transferred to a charitable trust for the benefit of a charitable beneficiary.

If such excess shares are transferred to a trust for the benefit of a charitable beneficiary, the charitable trustee shall sell the excess shares and the shareholder will be paid the net proceeds from the sale equal to the lesser of: (1) the price paid by the shareholder or the “market price” of our shares if no value was paid or (2) the price per share received by the charitable trustee.

If shares are acquired in violation of the ownership limits or the restrictions on transfer described above:

•	Transferee may lose its power to dispose of the shares; and

•	Transferee may incur a loss from the sale of such shares if the fair market price decreases.

These limitations may have the effect of preventing a change of control or takeover of us by a third party, even if the change in control or takeover would be in the best interest of our shareholders.

Complying with REIT requirements may restrict our ability to operate in a way to maximize profits.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders, and the ownership of our common shares. For example, we may be required to make distributions to shareholders at disadvantageous times, including when we do not have readily available funds for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force us to forego or liquidate otherwise attractive investments which could negatively impact shareholder value.

To qualify as a REIT, at the end of each calendar quarter, at least 75% of our assets must consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets), in general, cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. In addition, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. Therefore, we may be required to liquidate otherwise attractive investments or may be forced to forego attractive investments to satisfy these requirements. Such action or inaction could be adverse to our shareholder interests.

Gains from asset sales may be subject to a 100% prohibited transaction tax, which tax could reduce the trust’s available assets and reduce shareholder value.

We may have to sell assets from time to time to satisfy our REIT distribution requirements and other REIT requirements or for other purposes. The IRS may posit one or more asset sales may be “prohibited transactions.” If we are deemed to have engaged in a “prohibited transaction,” our gain from such sale would be subject to a 100% tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax, but we cannot assure you we will be able to qualify for the safe harbor. We will use reasonable efforts to avoid the 100% tax by (1) conducting activities that may otherwise be considered prohibited transaction through a taxable REIT subsidiary, (2) conducting our operations in such a manner so no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain sales of our assets to comply with a safe harbor available under the Internal Revenue Code. We do not intend to hold assets in a manner to cause their dispositions to be treated as “prohibited transactions,” but we cannot assure you the IRS will not challenge our position, especially if we make frequent sales or sales of assets in which we have short holding periods. Payment of a 100% tax would adversely affect our results of operations.

Ordinary dividends payable by REITs generally are taxed at the higher ordinary income rate which could reduce the net cash received by shareholders as a result of an investment in the trust and may be detrimental to our ability to raise additional funds through the sale of our common shares.

The maximum U.S. federal income tax rate for “qualifying dividends” payable by U.S. corporations to individual U.S. shareholders currently is 15%. In general, ordinary dividends payable by REITs to its shareholders, however, are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (the maximum individual income tax rate currently is 35%). This result could reduce the net cash received by shareholders as a result of an investment in the trust and could be detrimental to our ability to raise additional funds through the sale of our common shares.

Changes in legislative or other actions affecting REITs may adversely affect our status as a REIT.

The rules dealing with U.S. federal income taxation are constantly under review by the legislative process, the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may apply retroactively) could adversely affect us or our shareholders. Furthermore, new legislation, regulations, administrative interpretations or court decisions could change the federal income tax laws with respect to our qualification as a REIT or the federal income tax consequences of our qualification. We cannot predict whether, when, in what forms, or with what effective dates, the laws applicable to us or our shareholders may be changed.

Our Board of Trustees may revoke our REIT election without shareholder approval, and we would no longer be required to make distributions of our net income.

Our Board of Trustees can revoke or otherwise terminate our REIT election without the approval of our shareholders if our Board determines it is not in our best interest to continue to qualify as a REIT. In such case, we would become subject to U.S. federal income tax on our taxable income, and we no longer would be required to distribute most of our net income to our shareholders, which may reduce the total return to our shareholders and affect the value of the shares.

Risks Related to Tax-Exempt Investors

Common shares may not be a suitable investment for tax-exempt investors.

There are special considerations that apply to investing in common shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts (IRAs), or Keogh plans. If you are investing the assets of any of the above in common shares, you should satisfy yourself:

•	Your investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Internal Revenue Code;

•	Your investment is made in accordance with the documents and instruments that govern the trust, plan or IRA, including any investment policy;

•	Your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	Your investment will not impair the liquidity of the trust, plan or IRA;

•	Your investment will not produce “unrelated business taxable income” for the trust, plan or IRA;

•	You will be able to value the assets of the trust, plan or IRA annually in accordance with ERISA requirements and applicable provisions of the trust, plan or IRA; and

•	Your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

We have not evaluated, and will not evaluate, whether an investment in us is suitable for any particular trust, plan, or IRAs.

Under certain circumstances, tax-exempt shareholders may be subject to unrelated business taxable income, which could adversely affect such shareholders.

Neither ordinary nor capital gain distributions with respect to our common shares nor gain from the sale of our common shares, in general, should constitute unrelated business taxable income to tax-exempt shareholders. The following, however, are some exceptions to this rule:

•

Under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our common shares may be treated as unrelated business taxable income if our common shares are held predominately by qualified employee pension trusts (which we do not expect to be the case);

•

Part of the income and gain recognized by a tax-exempt shareholder with respect to common shares would constitute unrelated business taxable income if the tax-exempt shareholder incurs debt to acquire the common shares; and

•

Part or all of the income or gain recognized with respect to our common shares held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

Therefore, tax-exempt shareholders are not assured all dividends received from the trust will be tax-exempt.

Risks Related to Our Relationship with the Advisor and Its Affiliates

We depend on our Advisor for the successful operations of the REIT, and we may not be able to find a suitable replacement advisor.

Our ability to achieve our investment objectives is dependent upon the successful performance of our Advisor in locating attractive acquisitions, advising on dispositions of real estate properties and other real estate related assets, advising on any financing arrangements and other administrative tasks to operate our business. If the Advisor suffers or is distracted by adverse financial, operational problems in connection with its operations unrelated to us or for any reason, it may be unable to allocate a sufficient amount of time and resources to our operations. If this occurs, our ability to achieve our investment objectives or pay distributions to our shareholders may be adversely affected. Any adversity experienced by the Advisor or problems in our relationship with the Advisor could also adversely impact the operation of our properties and, consequently, our cash flow and ability to pay distributions to shareholders.

Either we or the Advisor can terminate the Advisory Agreement upon 60 days written notice to the other party for any reason, or we can terminate the Advisory Agreement immediately for cause or material breach of the Advisory Agreement. In addition, the Board of Trustees may determine not to renew the Advisory Agreement in any year. If this occurs, we would need to find another advisor to provide us with day-to-day management services or engage employees to provide these services directly to us, which would likely be difficult to do and may be costly. There can be no assurances we would be able to find a suitable replacement advisor or suitable employees or enter into agreements for such services on acceptable terms.

The termination or replacement of the Advisor could trigger a default or repayment event under financings.

Lenders providing financing for our acquired properties may include provisions in the mortgage loan documentation that state the termination or replacement of the Advisor is an event of default or an event triggering acceleration of the repayment of the loan in full. Even though we will attempt to have such provisions excluded from the loan documents, the lenders may still require them to be included. In addition, the termination or replacement of the Advisor could trigger an event of default under any credit agreement governing a line of credit we may obtain in the future. If an event of default or repayment event occurs with respect to any of our properties, our ability to achieve our investment objectives could be materially adversely affected.

The Advisor may not be able to retain its key employees, which could adversely affect our ability to carry out our investment strategies.

We depend on the retention by the Advisor of its key officers, employees and governors. However, none of these individuals have an employment agreement with the Advisor. The loss of any or all of the services by the Advisor’s key officers, employees and governors and the Advisor’s inability to find, or any delay in finding, replacements with equivalent skills and experience, could adversely impact our ability to successfully carry out our investment strategies and achieve our investment objectives.

Our future success also depends on the Advisor’s and its affiliates’ ability to identify, hire, train and retain highly qualified real estate, managerial, financial, marketing and technical personnel to provide the services to us pursuant to the Advisory Agreement and any other written services agreement, including any property management agreements. Competition for such personnel is intense, and the Advisor or its affiliates may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary personnel could have a material adverse effect on our business and results of operations.

Payment of fees and expenses to the Advisor reduces the cash available for dividends.

The Advisor will perform services for us in connection with the selection, acquisition and disposition of our investments; the management of our assets; and certain administrative services. We pay the Advisor an annual management fee, reimbursement for operating and acquisition expenses as well as acquisition and disposition fees. Such fees and payments reduce the amount of cash available for further investments or dividends to our shareholders. Additionally, such fees increase the risk shareholders may receive a lower price when they resell their shares than the purchase price they initially paid for their shares.

There are conflicts of interest in our relationship with the Advisor and its affiliates and several trustees, which could adversely affect our operations and business operations.

We are subject to potential conflicts of interest arising out of our relationships with the trustees, Advisor and its affiliates. Conflicts of interest may arise among a trustee or the Advisor and its respective affiliates, on the one hand, and us and our shareholders, on the other hand. As a result of these conflicts, the trustee or Advisor may favor its own interests or the interests of its affiliates over the interest of our shareholders.

Allocation of time and effort

We will rely on the personnel of the Advisor and its affiliates to manage our assets and daily operations. Two of our trustees are also governors and owners of the Advisor and the primary property manager of a number of our properties, and therefore will have conflicts of interest in allocating their time, services and functions among us and other real estate programs or business ventures the Advisor or its affiliates organize or serve.

Division of loyalty

Several of our officers and/or trustees serve as officers, governors and owners of one or more entities affiliated with our Advisor or trustees, including property managers, tenants of our properties and brokerage companies. As a result, these individuals owe fiduciary duties to these other entities and their investors, which may conflict with the fiduciary duties that they owe to us and our shareholders. Their loyalties to these other entities and investors could result in action or inaction detrimental to our business, which could harm implementation of our business strategy and investment and leasing opportunities.

Allocation of investment opportunities

The Advisor and its affiliates are or may become committed to the continuing management of other business ventures. Accordingly, there may be conflicts of interest between our investments and other investments or business ventures in which the Advisor and its affiliates are participants. In addition, the Advisor and its officers will advise other investment programs that invest in commercial real estate properties and real estate related assets in which we may be interested. Therefore, the Advisor could face conflicts of interest in allocating and determining which programs will have the opportunity to acquire and participate in such investments as they become available. As a result, other investment programs advised by the Advisor may compete with us with respect to certain investments we may want to acquire.

Investments owned by Advisor or its affiliates

Our Advisor will identify and select potential investments in real estate properties and other real estate related assets in which we may be interested. Such investments could include property owned by the Advisor or its affiliates.

May profit even if investment is not profitable

The Advisor will receive acquisition, disposition and management fees under the Advisory Agreement. The Advisor and its affiliates may also be appointed or utilized to provide other services to us and our assets and receive fees and compensation for providing such other services, such as property management fees and construction fees. Therefore, the Advisor and its affiliates may profit from real estate investments even where we lose all or a portion of our investment. In addition, the agreements and arrangements, including those relating to compensation, between us and the Advisor and its affiliates are not the result of arm’s-length negotiations and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

Fees received by the parties

The Advisor will be paid an annual management fee for its services based on the net invested assets, which for a specific period is the average of the aggregate book value of the assets before deducting depreciation, bad debts or other non-cash reserves. The Advisor may benefit by us retaining ownership of certain investments at times when our shareholders may be better served by the sale or disposition of such investments in order to avoid a reduction in the average invested assets and correspondingly to the Advisor’s annual management fee. In addition, the Advisor may recommend we purchase investments that increase the average invested assets and correspondingly the Advisor’s annual management fee but that is not necessarily the most suitable investments for our portfolio. Further, the book value of the assets may include property-related debt, which could influence the amount of leverage obtained on real estate investments and other real estate related investments.

Our Advisor and its affiliates (including some of our trustees) may also be entitled to additional fees for providing other services, including property management and assistance with investment acquisition and disposition. These fees could influence our Advisor’s advice to us as well as the judgment of their affiliates and our trustees performing services for us. These compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the Advisory Agreement and any property management agreement;

•

offerings of equity by us, which may result in property acquisitions entitling our Advisor to increased acquisition and management fees, possibly entitling its affiliates to property management fees for new properties and possibly entitling trustees to brokerage commissions;

•	property sales, which entitle our Advisor to disposition fees and possibly trustees to receive brokerage commissions;

•

property acquisitions, which entitle our Advisor to acquisition fees, possibly entitles affiliates to property management fees on new properties and possibly entitles trustees to receive brokerage commissions; and

•

borrowings to acquire properties, which may increase the acquisition and management fees payable to our Advisor, possibly entitles affiliates to property management fees on new properties and possibly entitles trustees to receive brokerage commissions.

Risks Related to Investments in Real Estate

Our performance could be adversely affected by the general risks involved in real estate investments.

Our results of operation and financial condition, the value of our real estate assets, and the value of an investment in us are subject to the risks normally associated with the ownership and operation of real estate properties, including, among others:

•	Fluctuations in occupancy rates, rent schedules and operating expenses, which can render the sale or refinancing of a real estate investment difficult or unattractive;

•	The validity and enforceability of leases, financial resources of the tenants, tenant bankruptcies, rent levels and sales levels in the local areas of the investments;

•	Perceptions of the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;

•	Ability to provide adequate management, maintenance and insurance on our properties;

•	Adverse changes in local population trends, market conditions, neighborhood values, local economic and social conditions;

•	Supply and demand for properties such as our real estate investments, competition from properties that could be used in the same manner as our real estate investments;

•	Changes in interest rates and availability of permanent mortgage funds;

•	Changes in real estate tax rates and other taxes;

•	Changes in governmental rules, regulations and fiscal policies, including the effects of inflation and enactment of unfavorable real estate, rent control, environmental or zoning laws; and

•	Hazardous material laws, uninsured losses and other risks.

All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations, make distributions to shareholders or achieve our investment objectives.

Market disruptions may significantly and adversely affect our financial condition and results of operations.

Our results of operations may be sensitive to changes in overall economic conditions impacting tenant leasing practices, such as increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. A general reduction in the level of tenant leasing could adversely affect our ability to maintain our current tenants and gain new tenants, affecting our growth and profitability. Accordingly, difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability and results of operations.

Lack of geographic diversity of our real estate investments could adversely affect our operating results if economic changes impact those real estate markets.

Geographic concentration of our properties may expose us to economic downturns in those areas where our properties are located. A recession in any area where we own several properties or interests in properties could adversely affect our ability to generate or increase operating revenues, locate and retain financially sound tenants or dispose of unproductive properties. In addition, it could have an adverse impact on our tenant’s revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Currently, the majority of our properties are located in North Dakota, and we hold several properties in Fargo, North Dakota. We have also acquired properties in Arkansas, Colorado, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin.

To the extent weak economic or real estate conditions affect North Dakota or these other markets more severely than other areas of the country, our financial performance could be negatively impacted.

We face numerous risks associated with property acquisitions which could adversely affect our operating results.

Through our operating partnership, we acquire properties and portfolios of properties, which may include large portfolios in the future. Our acquisition activities and their success are subject to the following risks typically encountered in real estate acquisitions:

•

We may be unable, or decide it is not in our interests, to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs or purchasing an option to purchase;

•	We may be unable to obtain financing for acquisitions on favorable terms or at all;

•	Acquired properties may fail to perform as expected;

•	The actual costs of repositioning or redeveloping acquired properties may be greater than our estimates;

•

Acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•	We may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

These risks could have an adverse effect on our results of operation, our financial condition and the amount available for distribution to our shareholders.

We may invest in undeveloped real property, which requires us to pay expenses prior to receiving any income on the property.

We have the discretion to invest up to 10% of our total assets in undeveloped property. If we invest in undeveloped property, such property will not generate operating revenue while costs are incurred to develop the property and may generate other expenses including property taxes and insurance. In addition, construction may not be completed within budget or as scheduled and projected rental levels may not be achieved. In addition to the risks of real estate investments in general, an investment in undeveloped property is subject to additional risks, including the expense and delay which may be associated with rezoning the land for a higher use and the development and environmental concerns of governmental entities and/or community groups. Therefore, we will not generate income on such property until development is completed and we begin leasing the property.

We may acquire multiple properties in a single transaction, which may adversely affect our operations through the inclusion of less desirable investments or financing requirements greater than we would otherwise be willing to incur.

Periodically, we may acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk a multiple property acquisition does not close may be greater than in a single property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio. In addition, a seller may require a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. To acquire multiple properties in a single transaction we may be required to accumulate a large amount of cash. We would expect the returns we can earn on such cash to be less than the ultimate returns in real property and therefore, accumulating such cash could reduce the funds available for dividends. Any of the foregoing events may increase the risk of adverse business results and negatively affect our results of operations.

We may invest in co-ventures, where our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions that decrease the value of a real estate investment and lower our overall return.

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with our Advisor, its affiliates, our trustees, or third parties having investment objectives similar to ours in the acquisition of real estate investments. In such arrangements, we may be acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present where another party is not involved, including the possibility partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our management and the Advisor from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers. Any of these risks could subject us to liabilities in excess of those contemplated and reduce our returns on that investment.

We could experience difficulties or delays renewing leases or re-leasing space, which will increase our costs to maintain such properties without receiving income.

We derive a significant portion of our net income from rent received from our tenants. Our properties include both residential as well as commercial properties. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. If a significant number of tenants default on lease payments to us, it would cause us to lose the revenue associated with such leases and require us to find alternative sources of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. If lease defaults occur, we may experience delays in enforcing our rights as landlord. Also, if our tenants decide not to renew their leases, terminate early or default on their lease, we may not be able to re-let the space or may experience delays in finding suitable replacement tenants. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to shareholders could be materially adversely affected. Further, if one of our properties cannot be leased on terms and conditions favorable to us, the property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all.

We could face potential adverse effects if a commercial tenant is unable to make timely rental payments, declares bankruptcy or become insolvent.

If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Delayed rental payments could adversely affect cash flow available for distribution. If a commercial tenant declares bankruptcy or becomes insolvent, it may adversely affect the income produced by our properties. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. However, if a tenant files for bankruptcy, we cannot evict the tenant solely because of such bankruptcy. If a court authorizes the commercial tenant to reject and terminate its lease with us, our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In addition, it is unlikely a bankrupt tenant would pay in full amounts it owes us under a lease. Additionally, we may be required to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant, as well as lower our rental rates to reflect any decline in market rents. This shortfall could adversely affect our cash flow and results of operations.

If our reserves for making capital improvements on our real estate investments are insufficient, we may be required to defer necessary capital improvements which could negatively affect our revenues.

We establish capital reserves on a property-by-property basis, as we deem appropriate. If we do not have enough reserves to cover the costs of capital improvements throughout the life of the real estate property and there is insufficient cash available from our operations, we may have to borrow funds or defer necessary improvements to the property. If we delay or do not make necessary capital improvements when needed, there are risks the property may decline in value and may result in fewer tenants maintaining or renewing their leases and attracting new tenants to the property. If this happens, we may not be able to maintain projected rental rates for affected properties, and our results of operations may be negatively impacted.

Properties will face significant competition for tenants, which could limit our profitability.

We face significant competition from owners, operators and developers of similar real estate properties designed and dedicated to serve tenants with the same needs as the tenants that occupy or could occupy our properties in the same market. These competitors may have greater resources than we do, and may have other advantages resulting from lower cost of capital and enhanced operating efficiencies. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. Due to such competition, the terms and conditions of any lease we enter into with our tenants may vary substantially from those we anticipate when we acquire a property. Our properties experience competition from existing and planned projects, as well as newer developments located within the market area. We cannot assure competitors will not develop similar properties in the area or not be able to negotiate better leases for existing or new properties which will adversely affect the profitability and viability of our properties.

Increased affordability of single-family homes could limit our ability to retain residents, lease apartment units or increase or maintain rents.

The residential properties we own or may acquire can compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family homes, as well as owner occupied single- and multi-family homes available to rent. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multi-family homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

Investments in real estate are illiquid, and we may not be able to resell a property on terms favorable to us.

We intend to hold real estate properties until such time as our Advisor determines a sale or other disposition appears to be advantageous to achieve our investment objectives or when our shareholders approve our termination and liquidation. Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our real estate properties on favorable terms. This may be a result of economic conditions, availability of financing, interest rates and other factors beyond our control. This may limit our ability to change our portfolio promptly in response to adverse changes in the performance of any such property or economic or market trends. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate investments by their nature are often difficult or time consuming to liquidate. In addition, federal tax laws imposing a 100% excise tax on gains from sales of certain types of property sales by a REIT (generally, property viewed as being purchased for resale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our shareholders. These restrictions could adversely affect our ability to achieve our investment objectives.

Valuations and appraisals of our investments may not necessarily correspond to realizable value.

We value our real estate properties initially at cost, which we expect to represent fair value at that time. After acquisition, valuations may include appraisals of our properties periodically. The valuation methodologies used to value our real estate properties will involve subjective judgments regarding such factors as comparable sales, rental and operating expense data, the capitalization and/or discount rate and projections of future rent and expenses based on appropriate analysis. Our investments in real estate related assets will initially be valued at cost, and thereafter will be valued periodically, or in the case of liquid securities, daily, as applicable, at fair value as determined by the Advisor in good faith. Although our valuation procedures are designed to determine the accurate fair value of our assets, appraisals and valuations of our real estate properties and valuations of our investments in real estate related assets will be only estimates of fair value and therefore may not correspond to realizable value upon a sale of those assets.

Uninsured losses related to real estate investments may adversely affect our results of operation.

We intend, and we may be required by lenders of mortgage loans or other financings, to obtain certain insurance coverage on our real estate investments. Either the property manager or the Advisor will select policy specifications and insured limits which it believes to be appropriate and adequate given the risk of loss, the cost of the coverage and industry practice. The nature of the tenants at the properties we hold, such as senior living facilities, may expose us and our operations to an increase in liability for personal injuries or other losses. There can be no assurance that such insurance will be sufficient to cover all liabilities. Some of our policies may be subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. Furthermore, insurance against certain risks, such as terrorism and toxic mold, may be unavailable or available at commercially unreasonable rates or in amounts less than the full market value or replacement cost of the properties. There can be no assurance particular risks are currently insurable, will continue to be insurable on an economical basis or current levels of coverage will continue to be available. If a loss occurs that is partially or completely uninsured, we may lose all or part of our investment in a property as well as the anticipated future cash flows from such properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. We may also be liable for any uninsured or underinsured personal injury, death or property damage claims, which could result in decreased dividends to shareholders.

The costs of complying with environmental laws and regulations may adversely affect our income and the cash available for dividends.

Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations. Some of these laws and regulations may impose joint and several liability on resident, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure our shareholders future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance.

We are liable for toxic and hazardous materials located on our properties, even if it occurred before we acquired the property.

Under federal, state and local laws, landowners are liable for the presence of toxic and hazardous materials on the property and the release of toxic and hazardous materials from the property to another regardless of fault or knowledge of such presence or release. A landowner may be held liable even if the toxic and hazardous materials were located on or released from the property before the landowner acquired the property or were discovered after the landowner sold the property. If a violation of the federal, state or local laws concerning toxic and hazardous materials occurs in connection with any of our properties, we will be held liable for all costs, including any fines and penalties assessed, which may be substantial. This potential liability will continue after we resell the property and may apply to toxic and hazardous materials present on any of our properties before we acquired them. There can be no assurance the Advisor’s due diligence process will identify all environmental or other risks that could potentially adversely influence the value of any of the properties or that no material environmental claims will not be asserted or that a governmental authority will not conduct an inquiry or proceeding against us in connection with any of our properties. If losses arise from toxic and hazardous materials contamination that cannot be recovered from responsible parties, our financial viability may be substantially affected.

Discovery of toxic mold on our properties may adversely affect our results of operation.

Litigation and concern about indoor exposure to certain types of toxic molds have been increasing as the public becomes aware exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. Toxic molds can be found almost anywhere; they can grow on virtually any organic substance, as long as moisture and oxygen are present. There are molds that can grow on wood, paper, carpet, foods and insulation. When excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or unaddressed. It is impossible to eliminate all mold and mold spores in the indoor environment. The difficulty in discovering indoor toxic mold growth could lead to a risk of lawsuits by affected persons and the risk the cost to remedy toxic mold will exceed the value of the property. We will attempt to acquire properties where there is no toxic mold or where there has not been any proceeding or litigation with respect to the presence of toxic mold. However, we cannot provide assurances toxic mold will not exist on any of our properties when we acquire the properties or will not subsequently develop on any of our properties.

The costs of compliance with the Americans with Disabilities Act and Fair Housing Act may reduce the return on our shareholders’ investment.

Under the Americans with Disabilities Act of 1990 (ADA), public accommodations must meet certain federal requirements related to access and use by disabled persons. The ADA requirements could require removal of access barriers at significant costs, and could result in the imposition of fines by the federal government or an award of damages to private litigants. Additional or new federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate properties. State and federal laws in this area are constantly evolving, and could evolve in such a way a greater cost or burden will be placed on us. We will attempt to acquire properties that comply with the ADA and other similar legislation or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such legislation. However, we cannot assure you we will be able to acquire compliant properties or allocate responsibilities in such manner. If we cannot, or if changes to the ADA mandate further changes to our properties, then our funds used for ADA compliance may reduce the amount of dividends paid to our shareholders.

We also must comply with the Fair Housing Amendment Act of 1988 (FHAA), which requires apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural access barriers to the handicapped in a community, including the interiors of apartment units covered under the FHAA.

Recently there has been heightened scrutiny of ADA and FHAA compliance by multifamily housing communities, and an increasing number of substantial enforcement actions and private lawsuits have been brought against apartment communities to ensure compliance with these requirements. Noncompliance with the ADA and FHAA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

We own age-restricted community properties, and we may incur liability by failing to comply with the FHAA, the Housing for Older Persons Act or certain state regulations, which may affect cash available for dividends.

All of the age-restricted community properties we own or acquire in the future must comply with the FHAA and the Housing for Older Persons Act (HOPA). The FHAA prohibits housing discrimination based upon familial status, which is commonly referred to as age-based discrimination. However, under HOPA there are exceptions for housing developments qualifing as housing for older persons. In order for housing developments to qualify as housing for older persons, HOPA requires all residents of such property be 62 years of age or older or at least 80% of the occupied units are occupied by at least one person who is 55 years of age or older. HOPA also requires properties publish and adhere to policies and procedures demonstrating this required intent and comply with rules issued by the United States Department of Housing and Urban Development for verification of occupancy. In addition, certain states require age-restricted housing community properties register with the state. Noncompliance with the FHAA, HOPA and state registration requirements could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.

We may acquire a property or properties “AS IS,” which increases the risk of an investment that requires us to remedy defects or costs without recourse to the prior owner.

In the future, we may acquire real estate properties “as is” with only limited representations and warranties from the property seller regarding matters affecting the condition, use and ownership of the property. As a result, if defects in the property (including any building on the property) or other matters adversely affecting the property are discovered, we may not be able to pursue a claim for any or all damage against the property seller. Such a situation could negatively affect our results of operations.

We may engage in leaseback transactions, which involve risks including a failure to qualify as a REIT.

In the future, we may purchase real estate properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such leaseback transactions to be characterized as a “true lease” so we will be treated as the owner of the property for federal income tax purposes, we cannot assure you the IRS will not challenge such characterization. If any such recharacterization were successful, deductions for depreciation and cost recovery relating to such real property would be disallowed, interest and penalties could be assessed by the IRS and it is possible, under some circumstances, we could fail to qualify as a REIT as a result.

We rely on affiliated and outside property managers to properly manage and lease our properties.

The Advisor and an affiliate of the Advisor serve as our main property managers, and the Advisor has hired and intends to hire other affiliates and/or third parties to serve as additional property managers, to manage our properties and act as leasing agents to lease vacancies in our real estate properties. These property managers will have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed may be limited. We will not, and the Advisor will not as to its affiliates and third party property managers, supervise any of the property managers or any of their respective personnel on a day-to-day basis. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and their ability to lease vacancies in our properties. Any adversity experienced by our property managers could adversely impact the operation and profitability of our properties and, consequently, our ability to achieve our investment objectives.

Risks Related with Our Indebtedness and Financing

Current market conditions could adversely affect our ability to obtain financing.

As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) to our shareholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties or to sell other properties. We may incur mortgage debt and pledge some or all of our properties as security for debt in order to obtain funds to acquire additional properties or for working capital. We may also obtain a line of credit to provide a flexible borrowing source of funds.

Market fluctuations and disruptions in the credit markets could significantly affect our ability to access capital. Recent bankruptcy, insolvency or restructuring of certain financial institutions have negatively impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of various types of debt financing. It has also resulted in the tightening of underwriting standards by lenders and credit rating agencies and a significant inventory of unsold collateralized mortgage backed securities in the market. Reductions in our available borrowing capacity, or inability to establish a credit facility when required or when business conditions warrant, could then limit the number, size and quality of properties we could acquire or the amount of improvements we could make on acquired properties, which could materially affect our ability to achieve our investment objectives and may result in price or value decreases of our real estate assets.

We will incur mortgage indebtedness and other borrowings, which will increase our business risks.

We have obtained mortgage loans on many of our properties so we can use our capital to acquire additional real estate properties and make improvements on the properties. However, we may not incur indebtedness of more than 300% of our net assets, unless such excess is approved by a majority of our trustees. High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to shareholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan in default, thus reducing the value of our shareholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as: (1) if the foreclosed debt is nonrecourse, a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage or (2) if the foreclosed debt is recourse, a sale of the property for a purchase price equal to its fair market value and as cancellation of debt income to the extent, if any, the outstanding debt balance exceeds the fair market value. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of our operating partnership, whereby we will be responsible to the lender for satisfaction of the debt if it is not paid by our operating partnership. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash dividends to our shareholders will be adversely affected.

We may face difficulties in refinancing loans involving balloon payment obligations.

Some of our mortgage loans require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain additional financing, to refinance the debt or our ability to sell the particular property. If we try and refinance the debt, we may not be able to obtain terms as favorable as the original loan. Based on historical interest rates, current interest rates are low and, as a result, it is likely the interest rate that will be obtained upon refinancing in subsequent years may be higher than the original loan. If we are not able to refinance the debt, or obtain acceptable terms, we may be required to sell the mortgaged property at a time which may not permit realization of the maximum return on such property. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

Lenders may require restrictive covenants relating to our operations, which may adversely affect our flexibility and our ability to achieve our investment objectives.

Some of our mortgage loans impose restrictions on us that affect our distribution and operating policies, our ability to incur additional debt and our ability to resell interests in the property. Loan documents may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, replace the Advisor or the property manager, or terminate certain operating or lease agreements related to the property. Such restrictions may limit our ability to achieve our investment objectives.

Increases in interest rates on variable rate debt incurred by us will reduce cash available for dividends.

If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to pay dividends to our shareholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

We may enter into hedging transactions with respect to one or more of our assets or liabilities. Hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments. Any income from a hedging transaction to manage risk of interest rate, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred by us to acquire or own real estate assets, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, including gain from the disposition of such a transaction, will be disregarded for purposes of the 75% and the 95% gross income tests. If applicable, there also are rules for disregarding income for purposes of the 75% and the 95% gross income tests with respect to hedges of certain foreign currency risks. To the extent we enter into other types of hedging transactions, the income from those transactions likely will be treated as nonqualifying income for purposes of both the 75% and the 95% gross income tests. We intend to structure any hedging transactions in a manner that does not jeopardize our ability to qualify as a REIT.

Complying with REIT requirements may limit our ability to hedge liabilities through tax-efficient means.

The REIT provisions of the Code substantially limit our ability to hedge liabilities. Because we conduct substantially all of our operations through our operating partnership, any income from a hedging transaction entered into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute gross income to us for purposes of the 75% or 95% gross income test. To the extent our operating partnership enters into other types of hedging transactions, the income from those transactions is likely to be treated as nonqualifying income to us for purposes of the 75% and 95% gross income tests. As a result, we may be required to limit the operating partnership’s use of advantageous hedging techniques or to implement hedges through certain taxable corporations. This could increase the costs of hedging activities because any taxable corporation would be subject to tax on gains or expose the operating partnership to greater risks associated with changes in interest rates than is otherwise desirable. In addition, losses of a taxable corporation will generally not be deductible by the operating partnership and will generally only be available to offset future taxable income of such corporation.

We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in our operating partnership to contributors of property. If we enter into such transactions, in order to induce the property owners to accept limited partnership units rather than cash, it may be necessary for us to provide them with additional incentives. For instance, our operating partnership’s Agreement of Limited Liability Limited Partnership (“LLLP Agreement”) provides any holder of limited partnership units may, subject to certain conditions, request redemption of their units and we may purchase such units with our shares on a one-for-one exchange basis.

We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for our shares or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay distributions. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation or seek short-term financing. Furthermore, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or our shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

Risks Related to Our Structure

There are limitations on ownership of our common shares of beneficial interest, which could discourage a takeover transaction even if it is beneficial to our shareholders.

Our Amended Declaration of Trust provides no person may own more than 9.9% of our outstanding common shares of beneficial interest. Even if a shareholder did not acquire more than 9.9% of our shares, the shareholder may become subject to such restrictions if redemptions by other shareholders cause the holdings to exceed 9.9% of our outstanding shares. This limitation may have the effect of delaying, deferring or preventing a transaction or a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our shareholders, even if it would be in the best interest of our shareholders. The ownership limits and restrictions on transferability will continue to apply until our Board of Trustees determines it is no longer in our best interest to continue to qualify or seek to qualify as a REIT.

Our shareholders may experience dilution if we or our operating partnership issues additional securities.

Our shareholders do not have preemptive rights to any shares issued by us in the future. If we sell additional shares in the future to raise capital, issue additional shares pursuant to a dividend reinvestment plan or issue shares in exchange for limited partnership units pursuant to our exchange rights under the LLLP Agreement of our operating partnership, our shareholders will experience dilution of their equity investment in us. In addition, if our operating partnership sells additional securities or issues additional securities in connection with a property acquisition transaction, we would, and indirectly our shareholders would, experience dilution in its equity position in the operating partnership.

Our shareholders have limited control over our operation, and the Board of Trustees has the sole power to appoint and terminate the Advisor.

Our Board of Trustees has the sole authority to determine our major policies, including our policies regarding financing, growth, investment strategies, debt capitalization, REIT qualification, distribution, and to take certain actions including acquiring or disposing of real estate and real estate related investments, dividend declaration and the election or removal of the Advisor. Our shareholders do not have the right to remove the Advisor, but have the right to elect and remove trustees. Under the Amended Declaration of Trust, our trustees may not do the following without the approval of the holders of a majority of the outstanding common shares of beneficial interest:

•	Amend the Amended Declaration of Trust, except for amendments which do not adversely affect the rights, preference and privileges of shareholders;

•	Sell all or substantially all of our assets other than in the ordinary course of business or in connection with a liquidation and dissolution;

•	Conduct a merger or other reorganization of the trust; or

•	Dissolve or liquidate us.

In addition, the shareholders have the right, without the concurrence of the Board of Trustees, to terminate the trust and liquidate our assets or amend the Amended Declaration of Trust.

Shareholders will have a limited role in determining our investments and must rely on our Advisor and oversight by the Board of Trustees.

For future acquisitions identified by our Advisor, the Board of Trustees has the authority to approve such investment acquisitions without shareholder approval. Therefore, shareholders will not be able to evaluate the terms of future investment acquisitions, their economic merit or other relevant financial data before we acquire such investments. The shareholders must rely entirely on the oversight of our Board of Trustees, the management ability of our Advisor and the performance of the property managers.

We may issue common shares of beneficial interest with more favorable terms than the outstanding shares without shareholder approval.

Under our Amended Declaration of Trust, our Board of Trustees has the authority to establish more than one class or series of shares and to fix the relative preferences and rights regarding conversion, voting powers, restrictions, limitations as to dividends and other distributions, and terms or conditions of redemption of such different classes or series without shareholder approval. Thus, our Board could authorize the issuance of a class or series of shares with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our outstanding common shares of beneficial interest. Such class or series of shares could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our shares, even if it would be in the best interest of our shareholders.

Shareholders could incur current tax liability on dividends they elect to reinvest in our stock, and may have to use separate funds to pay their tax liability

If we implement a dividend reinvestment plan and our shareholders participate in such a plan, the shareholders will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares to the extent the amount reinvested was not a tax-free return of capital. In addition, our shareholders will be treated for tax purposes as having received an additional dividend to the extent the shares are purchased at a discount to fair market value. As a result, unless shareholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares received.

Our trustees, officers, Advisor and its affiliates have limited liability to us and our shareholders, and may have the right to be indemnified under certain conditions.

Our Amended Declaration of Trust provides that our trustees, officers, Advisor and its affiliates will not be held liable for any loss or liability suffered by us if: (1) the trustee, officer, Advisor or its affiliate determines in good faith its actions or inactions were in our best interest, (2) such actions were taken on behalf of us and (3) such liability or loss was not the result of: (a) negligence or misconduct by a trustee (other than an independent trustee), the Advisor or its affiliate or (b) gross negligence or willful misconduct by an independent trustee. Moreover, we are required to indemnify our trustees, officers, the Advisor and its affiliates, subject to limitations stated in the Amended Declaration of Trust. As a result, we and our shareholders have limited rights against our trustees, officers, the Advisor and its affiliates than might otherwise exist under common law, which could reduce our and our shareholders’ recovery from these persons. In addition, we may be obligated to fund the defense costs incurred by such parties in some cases, which would decrease the cash otherwise available for dividends to our shareholders.

There may be conflicts of interest between us and our shareholders on one side and our operating partnership and its limited partners on the other side.

Our trustees and officers have duties to us and our shareholders in connection with their management of us. At the same time, we, as general partner will have fiduciary duties to our operating partnership and its limited partners in connection with the management of the operating partnership. Our duties as general partner of the operating partnership may come into conflict with the duties of our trustees and officers to us and our shareholders. The LLLP Agreement of our operating partnership expressly limits our liability for monetary damages by providing we will not be liable for losses sustained, liabilities incurred or benefits not derived if we acted in good faith. In addition, our operating partnership is required to indemnify us and our trustees and officers from and against any and all claims arising from operations of our operating partnership, unless it is established: (1) the act or omission was material and committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe the act or omission was unlawful. The LLLP Agreement also provides that we will not be held responsible for any misconduct or negligence on the part of any agent appointed by us in good faith.

If we are deemed to be an investment company under the Investment Company Act, our shareholders’ investment return may be reduced.

We are not registered as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”) based on exceptions we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	Limitations on capital structure;

•	Restrictions on specified investments;

•	Requirements we add directors who are independent of us, our Advisor and its affiliates;

•	Restrictions or prohibitions on retaining earnings;

•	Restrictions on leverage or senior securities;

•	Restrictions on unsecured borrowings;

•	Requirements our income be derived from certain types of assets;

•	Prohibitions on transactions with affiliates; and

•	Compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

Registration as an investment company would be costly, would subject us to a host of complex regulations, and would divert the attention of management from the conduct of our business. If the SEC or a court of competent jurisdiction were to find we are required, but in violation of the Investment Company Act had failed, to register as an investment company, possible consequences include, but are not limited to, the following: (i) the SEC could apply to a district court to enjoin the violation; (ii) our shareholders could sue us and recover any damages caused by the violation; (iii) any contract to which we are party made in, or whose performance involves a, violation of the Investment Company Act would be unenforceable by any party to the contract unless a court were to find that under the circumstances enforcement would produce a more equitable result than non-enforcement and would not be inconsistent with the purposes of the Investment Company Act; and (iv) criminal and civil actions could be brought against us. Should we be subjected to any or all of the foregoing, we would be materially and adversely affected.

There is no public trading market for our shares, nor do we expect one to develop, which may negatively impact a shareholders ability to sell their shares and the price at which shares may be sold.

There is no public market for the shares. In addition, the price shareholders may receive for the sale of their shares is likely to be less than the proportionate value of our investments. If our shareholders are able to find a buyer for their shares, they may have to sell them at a substantial discount from the price they purchased the shares. Consequently, shareholders may not be able to liquidate their investments in the event of emergency or for any other reason. Therefore, ownership of our common shares is a long-term investment.

Shareholders may not be able to have their shares redeemed under the Share Redemption Program, and if shareholders do redeem their shares, they will not receive the current value of the shares.

We have adopted a share redemption program. However, there can be no assurance we will have sufficient funds available at the time of any request to honor a redemption request. In addition, our Board of Trustees may terminate the program at any time without shareholder approval. Shares redeemed under this program may be purchased at a discount to the current price of the shares or to the price paid for such shares by the shareholder, based on the amount of time such shares were held before being redeemed. Therefore, shareholders may not receive the amount they paid for the shares and may receive less by selling their shares back to us than they would receive if they were to sell their shares to other buyers.

There will be transfer restrictions on the shares, and we do not plan to register the shares for resale.

We have not registered our shares under federal or state securities laws, but rather we have sold the shares in reliance on exemptions under applicable federal and state securities laws Therefore, the shares may be “restricted securities” and may not be resold unless they are subsequently registered under the 1933 Act and applicable state securities laws or pursuant to exemption from such registration requirements or may have other transfer restrictions based on the exemption relied on for the sale of the shares. We are not obligated to, nor do we currently plan to, register any shares for resale.

Risks Related to Investments in Real Estate Related Assets

Currently, we do not intend to invest in real estate related assets, and our investment portfolio contains only a nominal percent of real estate related assets. However, if in the future we do invest in real estate related assets, the following risk factors would apply.

Investments in real estate related equity assets could involve higher risks than other investments, which could adversely affect our operations and ability to make distributions.

We may invest in common and preferred stock of both publicly traded and private real estate companies, including REITs, which involves a higher degree of risk than debt securities due to a variety of factors, including such investments are subordinate to creditors and are not secured by the issuer’s property. Our investments in real estate related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate discussed in this report, including risks relating to rising interest rates.

The value of real estate related securities may be volatile and could cause the value of our shares to fluctuate, adversely affect our business operations and our ability to make distributions.

The value of real estate related securities, including those of REITs, fluctuate in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer or multiple issuers within an industry or economic sector or geographic region or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. In addition, the value of a REIT’s equity securities can depend on the structure and amount of cash flow generated by the REIT. Fluctuations in value of our securities may cause the value of our shares to vary regardless of the performance of our real estate assets, adversely affect our business operations and our ability to make distributions.

Investments in commercial mortgage-backed securities have similar risks to mortgage loans, and we could be adversely affected if the value of such investments decrease due to repayment changes or non-payment.

Commercial mortgage-backed securities are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities we may invest in will be subject to all the risks of the underlying mortgage loans, including the risks of prepayment or non-payment.

The value of commercial mortgage-backed securities may be adversely affected when repayments on underlying mortgage loans do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of commercial mortgage-backed securities also may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, commercial mortgage-backed securities are subject to the credit risk associated with the performance of the underlying mortgage properties.

Commercial mortgage-backed securities are also subject to several risks created through the securitization process. Certain subordinate commercial mortgage-backed securities are paid interest only to the extent there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk interest payment on subordinate commercial mortgage-backed securities will not be fully paid. Subordinate securities of commercial mortgage-backed securities are also subject to greater risk than more highly rated commercial mortgage-backed securities.

Investments in mortgage instruments could adversely affect our business operations if the values of the underlying properties decrease or there are repayment defaults.

If we make investments in mortgage loans, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including general prevailing local, national and global economic conditions; economic conditions affecting real estate values; changes in specific industry segments; tenant defaults and lease expirations; financial condition of tenants; changes in use of property; shift of business processes and functions offshore; declines in regional or local real estate values, or rental or occupancy rates; increases in interest rates, real estate tax rates and other operating expenses; competition from comparable types of properties and property management decisions.

If we acquire a property by foreclosure following defaults under our mortgage loan investments, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives. We do not know whether the values of the property securing any of our real estate securities investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease. Further, seeking available remedies could be a time-consuming and expensive process and would increase the costs associated with holding such mortgage and reducing our cash available for distributions to our shareholders.

If there are delays in liquidating defaulted mortgage loan investments, we could be required to incur additional expenses to pursue such remedies, which could adversely affect our operations.

If there are defaults under any mortgage loan investments we hold, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan. Therefore, we may experience a delay in liquidating the investment and return of the funds to invest in new investments.

Investments in mezzanine loans may involve higher risks, and we may not be able to obtain full recourse if the investment becomes unsecured or the assets of the entity providing the pledge become insufficient to satisfy the loan.

We may invest in mezzanine loans taking the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than long-term senior first-lien mortgage loans secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Investments subject to interest rate risks may decline in value due to changes in the market interest rates, which could adversely affect the value of our assets.

Interest rate risk is the risk fixed income securities such as preferred and debt securities, and to a lesser extent dividend paying common stocks, will decline in value due to changes in market interest rates. When market interest rates rise, the fair value of such securities tend to decline, and vice versa. Our investment in such securities means that the net asset value and market price of our shares may tend to decline if market interest rates rise.

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled. If this occurs, we may be forced to reinvest in lower yielding securities. Preferred and debt securities frequently have call features allowing the issuer to repurchase the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of any real estate related securities investments.

Investments in illiquid investments could adversely affect the value of our assets if we are unable to resell the investments when desired to protect ourselves from changes in market or economic conditions.

We may purchase real estate related securities in connection with privately negotiated transactions not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. Any mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

Liquidation prior to the maturity of any real estate securities investments could require us to sell on unfavorable terms and for a lower price than anticipated if held to maturity.

Our Board of Trustees may choose to liquidate assets, including any real estate related securities investments. If we liquidate those types of investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss during a time when prevailing interest rates are higher than the interest rates of such mortgage loans, whereby we would sell such investments at a discount to their stated principal values.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2011, we owned 92 properties, containing approximately 4,276 apartments, 193 assisted living units and 1,139,304 square feet of leasable commercial space. The vast majority of our properties are located in the state of North Dakota.

It is our policy to acquire assets with an intention to hold these assets as long-term investments seeking income and capital appreciation through an increase in value of our real estate portfolio, as well as increased revenue as a result of higher rent. These types of investments are the core of our strategy of creating shareholder value. We seek to own and maintain a portfolio of real estate diversified by geographical location and by type and size. Our Advisor monitors industry trends and invests in property believed to provide the most favorable return balanced with risk. We attempt to manage our real estate portfolio by evaluating changes or trends in the industries in which our tenants operate, the creditworthiness of our tenants and changes or trends in the area demographics surrounding our properties for evidence that our properties will continue to meet our investment objectives of cash flow, preservation of capital and capital appreciation.

With the exception of single tenant buildings, the majority of our investment properties are managed by a third party. However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets, and major renovations are made by our Board, based on input from the Advisor. Property managements firms usually receive between 3% and 5% of gross rent collection for their services. Substantially all of our revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. Approximately half of our existing leases as of December 31, 2011 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2011, we owned 92 properties in ten states including North Dakota, Minnesota, Wisconsin, Nebraska, Colorado, Arkansas, Louisiana, Michigan, Mississippi and Texas. This portfolio or properties includes a diversified mixture of multifamily, senior living, single tenant retail and office buildings. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota.

The following table sets forth information regarding each of our properties owned as of December 31, 2011.

Property	Location	Year Acquired	# of Units or Leasable Sq Ft	Total Investment	Physical Occupancy at December 31, 2011	Annualized Base Rental Revenue (1)
Aetna Building	Bismarck, ND	2006	75,000	8,895,925	100.00%	840,689
Applebee’s Neighborhood Bar & Grill	Apple Valley, MN	2011	2,997	2,570,178	100.00%	238,211
Applebee’s Neighborhood Bar & Grill	Bloomington, MN	2010	5,043	2,663,027	100.00%	208,384
Applebee’s Neighborhood Bar & Grill	Savage, MN	2010	4,936	1,126,832	100.00%	171,582
Applebee’s Neighborhood Bar & Grill	Coon Rapids, MN	2010	5,576	2,479,927	100.00%	235,123
Arneson (Auburn/Hunter’s Run I)	Fargo, ND	2007	36	1,537,557	99.96%	268,034
Autumn Ridge**	Grand Forks, ND	2004	144	10,404,338	99.13%	1,342,884
Bank of the West Financial Center	Fargo, ND	2004	31,307	4,060,342	100.00%	307,373
Bank of the West Financial Center	Moorhead, MN	2011	3,510	1,014,067	100.00%	82,128
Bayview	Fargo, ND	2007	100	4,677,322	99.35%	745,095
Becker Furniture Building, St. Cloud	Waite Park, MN	2006	30,200	2,214,879	100.00%	189,000
Berkshire	Fargo, ND	2008	12	474,546	99.46%	80,414
Biolife Plasma Center	Bismarck, ND	2008	11,671	2,551,429	100.00%	231,861
Biolife Plasma Center	Eau Claire, WI	2008	11,900	2,058,190	100.00%	176,265
Biolife Plasma Center	Grand Forks, ND	2008	13,190	2,919,451	100.00%	251,905
Biolife Plasma Center	Janesville, WI	2008	12,225	2,107,120	100.00%	185,116
Biolife Plasma Center	Mankato, MN	2008	13,181	3,352,453	100.00%	330,619
Biolife Plasma Center	Marquette, MI	2008	11,737	3,005,670	100.00%	253,226
Biolife Plasma Center	Onalaska, W”I	2008	12,180	2,279,932	100.00%	208,144
Biolife Plasma Center	Oshkosh, WI	2008	12,191	2,186,745	100.00%	182,330
Biolife Plasma Center	Sheboygan, WI	2008	13,230	2,395,593	100.00%	219,688
Biolife Plasma Center	Stevens Point, WI	2008	13,190	2,302,312	100.00%	195,994

Brookfield	Fargo, ND	2008	72	2,401,630	96.15%	429,426
Buffalo Wild Wings	Austin, TX	2010	7,296	2,587,094	100.00%	261,523
Burger King	Norfolk, NE	2005	2,299	490,164	100.00%	19,448
Carling Manor	Grand Forks, ND	2008	12	779,310	91.67%	121,024
Carlton Place	Fargo, ND	2008	213	8,445,502	97.95%	1,352,932
Chandler	Grand Forks, ND	2005	12	325,421	100.00%	84,395
Colony Manor	Grand Forks, ND	2008	24	1,210,307	98.92%	184,843
Columbia West	Grand Forks, ND	2008	70	4,003,354	96.87%	595,455
Country Club	Fargo, ND	2011	40	1,637,444	97.50%	315,463
Countryside	Fargo, ND	2011	24	877,014	98.19%	163,987
Dairy Queen	Moorhead, MN	2011	2,712	1,199,648	100.00%	147,418
Danbury	Fargo, ND	2007	135	6,874,582	99.90%	1,026,524
Eagle Run*****	West Fargo, ND	2010	144	6,874,436	96.14%	972,915
Ear Acres Office Building	Fargo, ND	2007	11,973	1,312,515	100.00%	123,000
Echelon Building	Fargo, ND	2006	17,000	2,008,398	100.00%	135,189
Edgewood Vista	Bismarck, ND	2009	193	23,007,490	100.00%	2,160,070
Eide Bailly Building****	Fargo, ND	2007	75,000	5,918,866	100.00%	605,017
Emerald Court	Fargo, ND	2008	24	1,010,250	100.00%	164,869
Fairview	Bismarck, ND	2008	84	4,575,047	99.92%	723,158
Flickertail	Fargo, ND	2008	180	6,519,051	99.91%	1,148,571
Galleria III	Fargo, ND	2010	18	862,335	99.82%	145,067
Gate City Bank	Grand Forks, ND	2008	23,117	1,299,527	100.00%	102,250
Glen Pond	Eagan, MN	2011	414	26,507,722	98.12%	3,855,852
Goldmark Office Park	Fargo, ND	2007	124,306	18,188,617	90.99%	1,304,228
Grand Forks Marketplace***	Grand Forks, ND	2003	182,522	9,963,348	100.00%	894,079
Great American Insurance Building	Fargo, ND	2005	15,000	2,202,265	100.00%	149,136
Hunter (Betty Ann/Martha Alice)	Fargo, ND	2009	48	1,856,468	95.83%	325,667
Hunter’s Run II	Fargo, ND	2008	12	517,350	99.73%	87,790
Islander Apartments	Fargo, ND	2011	24	1,068,420	95.97%	206,741
Library Lane	Grand Forks, ND	2007	60	2,930,870	99.78%	446,034
Mandan Family Dollar Store	Mandan, ND	2010	9,100	848,629	100.00%	82,207
Mandan O’Reilly Auto Store	Mandan, ND	2010	6,300	679,423	100.00%	67,754
Maple Ridge	Omaha, NE	2008	168	7,676,442	85.94%	1,172,351
Maplewood Bend	Fargo, ND	2009 and 2010	182	7,195,338	99.48%	1,109,285
Midtown Plaza	Minot, ND	2004	15,010	1,255,821	100.00%	180,626
Oak Court	Fargo, ND	2008	81	2,919,054	99.36%	485,799
Parkwood	Fargo, ND	2008	40	1,381,085	98.95%	243,095
Pebble Creek	Bismarck, ND	2008	70	4,030,382	99.86%	670,760
Prairiewood Court I & II (3)	Fargo, ND	2006 and 2007	60	2,369,048	98.36%	381,008
Premiere Marketing	Norfolk, NE	2011	14,736	700,000	100.00%	69,492
Regis Building	Edina, MN	2009	102,448	13,286,167	100.00%	1,145,083
Richfield Harrison	Grand Forks, ND	2007	140	7,811,302	99.77%	1,170,839
Rosegate	Fargo, ND	2008	90	3,488,147	99.86%	558,019
Saddlebrook	West Fargo, ND	2008	60	1,502,640	98.92%	332,167
Sierra Ridge*	Bismarck, ND	2006 and 2011	272	10,309,122	99.48%	1,279,205
Social Security Building	St. Cloud, MN	2007	10,810	2,904,273	100.00%	359,201
Somerset	Fargo, ND	2008	75	3,981,962	97.76%	587,728
Southgate	Fargo, ND	2007	162	6,327,401	98.33%	1,048,226
Southview III	Grand Forks, ND	2011	18	3,050,924	100.00%	143,964
Southview Village	Fargo, ND	2007	72	700,902	99.91%	492,445
Stony Brook	Omaha, NE	2009	148	10,595,430	98.40%	1,571,533
Sunset Ridge	Bismarck, ND	2008/2010	180	13,917,178	99.90%	1,590,455
Sunview	Grand Forks, ND	2008	36	1,902,637	99.55%	302,882
Sunwood Estates	Fargo, ND	2007	81	4,159,918	98.77%	624,358
Titan Machinery	Marshall, MN	2011	42,000	5,075,000	100.00%	1,104,144
Twin Parks	Fargo, ND	2008	66	2,371,445	99.66%	432,197

Village	Grand Forks, ND	2008	35	1,742,198	100.00%	289,750
Village Park	Fargo, ND	2008	60	2,346,199	100.00%	363,644
Village West	Fargo, ND	2008	80	2,818,216	99.88%	498,551
Walgreens	Batesville, AR	2009	14,820	8,346,180	100.00%	596,729
Walgreens	Fayetteville, AR	2009	14,550	5,368,497	100.00%	470,912
Walgreens	Alexandria, LA	2009	14,560	4,357,779	100.00%	301,100
Walgreens	Laurel, MS	2010	14,820	4,649,798	100.00%	330,015
Walgreens	Denver, CO	2011	13,390	5,300,273	100.00%	423,246
Wells Fargo Building	Duluth, MN	2007	95,961	8,389,715	94.14%	964,720
West Pointe Center	Fargo, ND	2007	28,500	3,635,383	55.50%	147,095
Westside	Hawley, MN	2010	14	448,895	100.00%	92,900
Westwind	Fargo, ND	2008	18	613,250	97.49%	103,680
Westwood Estates	Fargo, ND	2008	200	7,640,755	96.81%	1,284,099
Willow Park	Fargo, ND	2008	102	5,938,016	99.91%	916,174

*	34.67% Ownership interest until 2011 when remaining interest was acquired
**	2 buildings; added 72 units in 2008
***	1/2 Ownership Interest
****	2/3 Ownership Interest
*****	81.25% Ownership Interest
(1)	Property’s 2011 base rent, except for properties acquired during the year. Base rent is annualized based on December 31, 2011 base rent. Rent concessions are not reflected in the calculation, as they are limited in nature and the effects are considered immaterial at less than .05%.

The following information applies to all of our operating properties:

•	We believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	We have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	Our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	Depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Geography

Of our 92 properties, 60 are located in North Dakota, with 38 being located in the greater Fargo, North Dakota metropolitan statistical area. These 60 North Dakota properties generated approximately 70% of our rental revenue for the year ended December 31, 2011.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of December 31, 2011:

State	Real Estate Investment	%	2011 Rental Revenue	%
North Dakota	$271,783,333	70.2%	$34,726,448	70.4%
Minnesota	72,396,219	18.7%	9,017,261	18.3%
Other	43,203,019	11.2%	5,572,609	11.3%

	$387,382,571	100.0%	49,316,318	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, 2006-2010 American Community Survey, the estimated combined population of the Fargo, West Fargo and Moorhead metro area is 169,444 people. According to the Bureau of Labor Statistics January 2012 News Release, North Dakota again registered the lowest jobless rate at 3.3 percent compared to the US rate of 8.5%. Additionally, North Dakota had the largest year-over-year percentage increase in employment in the nation during 2011. The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2011:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	9.1%	9.0%	8.9%	9.0%	9.0%	9.1%	9.1%	9.1%	9.0%	8.9%	8.7%	8.5%
North Dakota (1)	3.8%	3.7%	3.6%	3.3%	3.2%	3.2%	3.3%	3.5%	3.5%	3.5%	3.4%	3.3%

(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Tenants

Our tenants are varied and consist of national, regional, local businesses and individuals. Our commercial/retail properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. In 2011 and 2010, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, office, retail, medical and senior living. Within our office and retail properties, we have over 30 tenants who operate in numerous industries, including restaurants, pharmacy, financing, banking, insurance, professional services, technology and wholesale and direct retail.

Lease Expirations

The vast majority of our multi-family leases are for one year periods. The following table lists, on an aggregate basis, all of our scheduled lease expirations on non-multi-family properties. Base rents do not include CAM (common area maintenance) income and unless otherwise provided, the information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

Year	# of Leases Expiring	Expiring Base Rent
Month-to-Month	5	$470,663
2012	5	157,227
2013	9	393,465
2014	15	665,187
2015	16	1,806,231
2016	19	2,216,049
2017	6	2,959,311
2018	3	704,672
2019	0	—
2020 and Thereafter	17	4,594,799

	95	$13,967,604

Mortgage Notes Secured by the Properties

At December 31, 2011, we had $217.5 million in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows:

Years ending December 31,	Amount
2012	$8,750,852
2013	32,523,269
2014	11,871,601
2015	39,877,910
2016	48,099,207
Thereafter	76,357,023

Total Payments	$217,479,862

Acquisitions and Dispositions

We acquired thirteen properties and disposed of two in the year ended December 31, 2011. Capitalization rates are a key decision making item used by the Board. Capitalization rates for acquisitions are calculated using projected net operating income divided by the investment. Net operating income is calculated by taking GAAP net income and adding back depreciation, amortization and interest expense. Capitalization rate for dispositions are calculated in the same way with the exception of using historical, rather than projected, net operating income.

We use historical occupancy, rental income, and expenses to calculate projected net operating income for potential investment properties. For commercial properties, assumptions regarding rental income and expenses are based on the terms of the in-place leases and available historical financial information which is then used to generate projected net operating income. We require all commercial properties to have long-term leases in place before consideration is given for possible acquisition. The projected NOI calculation is based 100% on leases that are or will be in place prior to acquiring the property. While there may be estimates and assumptions regarding expenses based on historical information when available, there are no other assumptions for leasing income beyond the lease agreements in place prior to acquiring the property.

For multifamily properties, we make various assumptions about future rents, occupancy levels, and expenses based on historical financial information and our assessment of the property’s future potential. The projected NOI for multifamily acquisitions is typically based 100% on historical occupancy and expenses over a three to five year period. When historical information is unavailable, market vacancy and credit loss factors are estimated. We normally do not assign a value to multifamily tenant leases already in place due to the short-term duration of twelve months or less of these leases and the uncertainty of retaining all tenants due to a change in ownership and in some cases property management companies.

Numerous estimates and assumptions are necessary to generate projected net operating income for potential commercial and multifamily acquisitions, and there is no guarantee actual net operating income will equal projected net operating income.

In making acquisitions, the Board targets capitalization rates between 8.0 to 10%, depending on the amount of risk involved. For those properties with greater risk, the Board demands greater capitalization rates (over 9.0%). For those properties exhibiting less risk, a lower capitalization risk is acceptable. For potential acquisitions, the Board also requires an adequate spread exists between the financing on the property and the capitalization rate. The tables below shows the capitalization rates for those properties acquired and disposed of during the year ended December 31, 2011.

2011 Acquisitions	Capitalization Rate
Applebee’s Apple Valley	8.95%
Sierra Ridge Apartments (1)	7.14%
Country Side Apartments	7.50%
Country Club Apartments	7.50%
Bank of the West	8.25%
Dairy Queen Moorhead	8.25%
Walgreens Denver	7.00%
Taco Bell Land Denver	7.00%
Islander Apartments	8.30%
Southview III	8.00%
Premiere Marketing	10.00%
Titan Machinery	9.56%
Glen Pond Apartments	6.44%

2011 Dispositions	Capitalization Rate
Golden Estates	8.36%
Colonial Plaza	1.96%

(1)	Acquired the remaining 65.44% interest in this property during 2011.

Insurance

We believe we have property damage, fire loss and liability insurance with reputable, commercially rated companies. We also believe our insurance policies contain commercially reasonable deductibles and limits, adequate to cover our properties. We expect to maintain this type of insurance coverage and to obtain similar coverage with respect to any additional properties we acquire in the near future. Further, we have title insurance relating to our properties in an aggregate amount we believe to be adequate.

Regulations

Our properties, as well as any other properties we may acquire in the future, are subject to various federal, state and local laws, ordinances and regulations. They include, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe we have all permits and approvals necessary under current law to operate our properties.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our operations, we may become involved in litigation. Such matters may be generally covered by insurance. At this time, we are not aware of any material pending or threatened legal proceedings, or other proceedings contemplated by governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares of beneficial interest are not listed on any national exchange or over-the-counter market or quoted on any national securities market, and we currently do not have plans to list or have our common shares quoted.

Shareholders and Limited Unit Holders

As of March 20, 2012, we had 4,246,122.860 common shares of beneficial interests outstanding, held by a total of 811 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 20, 2012, there were approximately 10,982,076.387 limited partnership units of our operating partnership outstanding held by three classes of limited partners that in the aggregate total approximately 463 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest on a one-for-one exchange basis. The numbers of common shareholders and limited partners is based on the Company’s records.

Quarterly Distribution Data

We have declared and intend to continue to declare regular quarterly dividends to our common shareholders. Because all of our operations are conducted through our operating partnership, our ability to pay dividends depends on the operating partnership’s ability to make distributions to us and its other limited partners. We pay declared dividends monthly, whereby the dividend attributable to a calendar quarter would be paid in three equal monthly payments during the next quarter. Dividends will be paid to common shareholders as of the record dates selected by the Board of Trustees. We intend to make dividends sufficiently to satisfy the requirements for qualification as a REIT for federal tax purposes.

The following tables show the dividends we have paid (including the total amount paid and the amount paid on a per share basis) during the last two fiscal years.

2011 Quarter Ended	Dividends Per Common Share	Total Dividends
December 31	$0.201250	$759,762
September 30	$0.201250	$755,830
June 30	$0.201250	$750,830
March 31	$0.192500	$693,549

2010 Quarter Ended	Dividends Per Common Share	Total Dividends
December 31	$0.192500	$633,716
September 30	$0.192500	$610,423
June 30	$0.192500	$572,694
March 31	$0.186250	$532,496

We expect to that the dividend will be maintained at least at the present rate, unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so or the Board determines other action prudent.

Issuer Purchases of Equity Securities

Our Board of Trustees has approved a share repurchase plan that may enable shareholders to sell their shares to us in limited circumstances.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1, 2011 – October 31, 2011)	408.120	$12.60	68,455.799	$4,137,456.90
Month #2 (November 1, 2011 – November 30, 2011)	8,844.350	$12.86	75,628.767	$4,047,077.881
Month #3 (December 1, 2011 – December 31, 2011)	17,317.152	$12.60	92,945.889	$3,828,881.77

Total	26,569.622

(1)	In our Registration Statement on Form 10 filed with the SEC on March 11, 2011, we had disclosed that our Board of Trustees had approved a share repurchase plan, whereby our shareholders would be permitted to sell their shares back to us, up to a maximum amount of $5,000,000 worth of shares, after they have held them for at least one year and subject to other conditions and limitations described in the plan. The repurchase price for such shares repurchased under the plan is fixed at $12.60 per share. The repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan if it determines to do so is in our best interest.

Issuer’s Sale of Shares

Under the terms of our operating partnership’s LLLP Agreement, if a member requests the operating partnership to redeem his units, we have the right to purchase such units and elect to pay for such units with either cash or our common shares of beneficial interest, in our discretion, at an exchange rate of one unit for one share (“Redemption Right”). On December 28, 2011, under the Redemption Right, we acquired 13,855.823 units of membership interests in exchange for 13,855.823 shares. For this sale, we relied on exemptions under Section 4(2) of the 1933 Act.

Equity Compensation Plans

We do not presently have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited and unaudited consolidated financial statements and the notes thereto, both of which appear elsewhere in this Form 10-K.

(in thousands except per share data)

	December 31,
	2007	2008	2009	2010	2011
BALANCE SHEET DATA:
Total assets	$149,389	$273,913	$326,150	$343,982	$381,268
Mortgage loans payable, net	$76,815	$141,532	$190,965	$192,172	$217,480
Total liabilities	81,101	152,496	200,300	204,319	237,041
Stockholder’s equity	68,289	121,419	125,849	139,663	144,226

	Year Ended December 31,
	2007	2008	2009	2010	2011
STATEMENT OF OPERATIONS DATA:
Rental income	$10,541	$26,440	$39,417	$43,438	$49,318
Operating expenses	3,744	22,308	33,309	36,674	40,661
Interest	3,316	7,256	10,354	11,628	12,031
Depreciation and amortization	2,153	5,021	7,718	9,014	10,247
Total expenses	9,212	23,158	35,066	38,577	43,218
Total other income (expense)	284	416	1,999	897	403
Loss on impairment of property	—	—	(312)	(363)	(264)
Discontinued operations	—	345	—	1,854	116
Net income	1,613	4,042	6,351	7,613	6,618
Noncontrolling interest in income	(912)	(2,991)	(4,992)	(5,740)	(4,891)
Net income attributable to INREIT	$701	$1,052	$1,358	$1,872	$1,727
Net income per common share	$0.42	$0.45	$0.51	$0.59	$0.46
Weighted average shares outstanding	1,664,053	2,322,468	2,659,825	3,190,716	3,771,326
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$3,083	$8,653	$11,274	$14,700	$15,399
Cash flows used in investing activities	(8,489)	(17,494)	(34,941)	(17,448)	(11,499)
Cash flows provided by (used in) financing activities	10,084	15,518	20,284	4,057	(10,718)
OTHER DATA
Dividends declared (shares)	$1,314	$1,741	$2,010	$2,511	$3,030
Dividends declared per share	$0.7150	$0.7350	$0.7450	$0.7700	$0.8050

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Please see “Note Regarding Forward-Looking Statements” and “Risk Factors” for more information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

Liquidity and Capital Resources

Our principal demands for funds will be for the (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends and redemptions, and (iv) payment of principal and interest on current and any future outstanding indebtedness. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from our cash flow from operations. We expect to pay dividends to our shareholders from our cash flow from operations; however, we may use other sources to fund dividends, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from net proceeds of stock offerings and debt proceeds.

We continually evaluate our liquidity and ability to fund future operations and debt obligations. As part of our analysis, we consider lease expirations, credit quality of tenants and debt maturity schedules among other factors.

Tenant Credit Quality

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

Historically, the geographic location of our properties and credit-worthiness of our tenants, have resulted in minimal to no property impairments or write-offs on uncollectible rental revenues. We anticipate the trend to continue through 2012. It is possible, however, tenants may file for bankruptcy or default on their leases in the future and that economic conditions could again deteriorate.

To mitigate credit risk, we have historically looked to invest in assets we believe are critically important to our tenant’s operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.

Lease Expirations and Occupancy

No significant leases are scheduled to expire or renew in the near term. Our Advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term. In the cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.

Debt Maturity

One of our principal long-term liquidity requirements includes repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal payments of our indebtedness as of December 31, 2011. The table does not consider any extension options.

Years ending December 31,	Amount
2012	$8,750,852
2013	32,523,269
2014	11,871,601
2015	39,877,910
2016	48,099,207
Thereafter	76,357,023

Total Payments	$217,479,862

Share Rescission or Liquidation

We could be subjected to claims by shareholders that prior securities sales were not proper. However, we presently believe few, if any, of our shareholders will request rescission due to several factors, including our strong operating performance over the last three years, earnings covering dividends, increased dividends, and, we believe, the current value of our common shares, currently set at $14.00 per share, would exceed the amount a shareholder would receive pursuant to a rescission offer. In fact, based on limited utilization of our repurchase plan (whereby less than 3.5% of the shares sold have been requested to be repurchased under this new plan since January 1, 2011) and known demand for our common shares at $14.00 per share, we believe such claims will not exceed $1.0 million and most likely would not exceed our cash and cash equivalents of approximately $3.2 million at December 31, 2011. Additionally, as of December 31, 2011, we had approximately $6.9 million in unused lines of credit. The amount and validity of any such claims, if asserted, however, is speculative at this time and the potential claims could approximate $33 million. If claims are greater than anticipated and such claims are found to be meritorious, our liquidity could be negatively affected and we could be required to sell additional securities or borrow additional funds. We believe we have ready access to any additional capital that might be required, but there is no assurance such funds will be available or, if available, on terms acceptable to us.

Sources and Uses of Cash during the Period

Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are reduced by interest payments, direct lease costs and property-level operating expenses. Property-level operating expenses consist primarily of property management fees including salaries and wages of property management personnel, utilities, cleaning, repairs, insurance, security and building maintenance costs, and property taxes. Additionally, we incur general and administrative expenses, advisory fees and acquisition and disposition expenses.

Net cash from operating activities for 2011 was $15.4 million and primarily related to rental receipts offset by the payment of property management fees, property operating expenses, acquisition-related expenses and general administrative expenses.

Net cash from operating activities for 2010 was $14.7 million and primarily related to rental receipts offset by the payment of property management fees, property operating expenses, acquisition-related expenses and general administrative expenses.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash used in 2011 investing activities for 2011 was $11.5 million primarily due to the aggregated payment of $16.8 million for the acquisitions of properties including related intangible assets offset by proceeds ($1.825 million) from the sale of two properties: (i) a retail property in Norfolk, Nebraska; and (ii) an assisted living facility in Williston, North Dakota.

Net cash used in 2010 investing activities for 2010 was $17.4 million primarily due to the aggregated payment of $21.6 million for the acquisitions of properties including related intangible assets offset by proceeds ($10.091 million) from the sale of three properties: (i) an apartment complex in Carrington, North Dakota; (ii) an apartment complex in Fargo, North Dakota; and (iii) an assisted living facility in Minot, North Dakota.

Financing Activities

During 2011, we paid $9.5 million in dividends to shareholders and others with non-controlling interests in our operations. We also made scheduled mortgage principal installments of $12.8 million. We received $8.0 million in proceeds from mortgage financings and drew $8.0 million on a line of credit, both related to investment activity.

During 2010, we paid $8.5 million in dividends to shareholders and others with non-controlling interests in our operations. We made scheduled mortgage principal installments of $17.4 million. We received $10.7 million from the issuance of shares and $21.7 million in proceeds from mortgage financings related to investment activity.

Our objectives are to generate sufficient cash flow over time to provide shareholders and others with non-controlling interests in our operations with increasing dividends and to seek investments with potential for strong returns and capital appreciation throughout varying economic cycles. During 2010 and 2011, we have funded 100% of the dividends from operating cash flows. In setting a dividend rate, we focus primarily on expected returns from those investments we have already made to assess the sustainability of a particular dividend rate over time.

Cash Resources

At December 31, 2011, our cash resources consisted of cash and cash equivalents totaling $3.2 million and had unencumbered properties with a gross book value of $10.5 million. Our unencumbered properties may be used as collateral to secure additional financing in future periods, although there can be no assurance we will be able to obtain financing for these properties.

We also have three lines of credit: (i) a $11.0 million line of credit with Wells Fargo Bank secured by an office property in Duluth, Minnesota and four Applebees, (ii) a $1.93 million line of credit with Bremer Bank secured by an office property in St. Cloud, Minnesota and (iii) a $2.0 million line of credit with State Bank and Trust secured by a multifamily property in Fargo, North Dakota. As of December 31, 2011, there was $8.0 million outstanding on the lines of credit and $6.93 million available. There were no outstanding balances on the lines of credit as of December 31, 2010. Our cash resources can be used for working capital needs and other commitments.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions is also expected to be a source of long-term capital for us. During 2011, we issued 690,280 limited partnership units valued at approximately $9.7 million in connection with the acquisitions of a 4,997 square foot restaurant in Apple Valley, Minnesota, a 40 unit and two 24 unit apartment complexes in Fargo, North Dakota, a 2,712 square foot restaurant and 3,510 square foot office building in Moorhead, Minnesota, a 40.26% interest in a 144 unit apartment complex in Bismarck, North Dakota, an 18 unit apartment complex in Grand Forks, North Dakota and a 42,000 square foot implement dealership in Marshall, Minnesota.

Cash Requirements

During the next twelve months, we expect cash payments will include paying dividends to our shareholders and to others who hold non-controlling interests in our operations, making scheduled mortgage loan principal payments, reimbursing the advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use excess funds to invest in new properties. We expect our cash resources will be adequate to cover our cash requirements over the next twelve months.

Critical Accounting Estimates

Preparation of our financial statements requires estimates and judgments to be made affecting the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. We evaluate these estimates based on assumptions we believe to be reasonable under the circumstances.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about inherently uncertain matters, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning actual results can and probably will be different from those currently estimated.

There have been no material changes in our Critical Accounting Policies as disclosed in note 2 to our financial statements for the year ended December 31, 2011 included elsewhere in this report.

Results of Operations

Comparison of the Years ended December 31, 2011 and 2010:

The following table provides a general comparison of our results of operations for years ended December 31, 2011 and 2010:

Property Revenues	$49,316,318	$43,437,785
Property Expenses	(40,661,358)	(36,674,225)
Other Expenses	(2,556,589)	(1,902,794)
Other Income	403,133	897,458
Income (Loss) from Discontinued Operations	116,445	1,854,351

Net Income	$6,617,949	$7,612,575
Net Income attributable to Non-Controlling Interest	$4,890,662	$5,740,308
Net Income attributable to INREIT Real Estate Investment Trust	$1,727,288	$1,872,267
Dividends paid per share (1)	$0.80500	$0.77000

(1)	Does not take into consideration the amounts paid by the operating partnership to limited partners.

Property revenues. Property revenues increased 13.5% or approximately $5.9 million from $43.4 million in 2010 to $49.3 million in 2011, primarily as a result of properties acquired in 2010 and 2011. Properties acquired in 2010 increased rental revenues by approximately $2.6 during 2011 due to one full year of ownership and properties acquired in 2011 increased rental revenues by approximately $2.3 million. In 2011 rental revenues from stabilized properties increased by approximately $.9 million or 2.3% over 2010.

Overall physical occupancy in our multifamily properties was 98.2% as of December 31, 2011 compared to 96.0% as of December 31, 2010, an improvement of 2.2% during the year. During 2010, overall physical occupancy in multifamily properties improved by 0.8% from 95.2% as of December 31, 2009.

Overall physical occupancy in our commercial properties was 97.4% as of December 31, 2011 compared to 93.9% as of December 31, 2010, an improvement of 3.5%. The improvement was primarily driven by the September 2011 sale of a retail property in Norfolk, Nebraska, which had an occupancy rate of less than 20% prior to sale.

Tenant concessions improved from 0.6% in 2010 to 0.5% in 2011.

Property expenses. The following table summarizes our significant property expenses in 2011 and 2010:

	2011	2010
Real Estate Taxes	$5,573,732	$4,822,036
Property Management Fees	3,851,298	3,344,295
Repairs and Maintenance	4,763,456	4,147,014
Utilities	3,312,721	2,961,726

	$17,501,207	$15,275,071

Real estate taxes. Our real estate tax expenses increased 15.6% in 2011 from $4.8 million to $5.6 million as of December 31, 2010 and 2011. Approximately $260,000 and $281,000 respectively of the $752,000 increase was due to properties acquired in 2010 and 2011. Real estate taxes as a percentage of rental income increased slightly from approximately 11.1% in 2010 to 11.3% in 2011.

Property management fees. Property management fees, which is the expense incurred for day-to-day management of our properties, increased 15.2% from $3.3 million in 2010 to $3.9 million in 2011 as result of the increase in number of properties held in our portfolio. Approximately $176,000 and $184,000 respectively of the $507,000 increase was due to properties acquired in 2010 and 2011. Property management expenses as a percentage of rental income increased slightly from 7.7% in 2010 to 7.8% in 2011.

Repairs and Maintenance. Repairs and maintenance expenses were $4.8 million and $4.1 million for 2011 and 2010, respectively. The increase of 14.9% in 2011 was a result of an increase in the number of properties in our portfolio along with additional snow removal and painting costs incurred during the early part of 2011 compared to 2010. Approximately $269,000 and $17,000 respectively of the $616,000 increase was due to properties acquired in 2010 and 2011. Repairs and maintenance expense as a percentage of rental income increased slightly from approximately 9.5% in 2010 to 9.7% in 2011.

Utilities. Utilities expense increased approximately 11.9% from $3.0 million in 2010 to $3.3 million in 2011. The change is a result of the increase in number of properties held in our portfolio. Approximately $174,000 and $88,000 respectively of the $351,000 increase was due to properties acquired in 2010 and 2011. Utilities expense as percentage of rental income decreased slightly from 6.8% in 2010 to 6.7% in 2011.

Other income and expenses. The following table summarizes our other income and expenses for 2011 and 2010:

	2011	2010
General and Administrative	$2,556,589	$1,902,794
Depreciation and Amortization	10,247,270	9,013,681
Interest Expense	12,031,134	11,628,388
Interest Income	(239,028)	(250,058)
Other	(164,105)	(647,400)

	$24,431,860	$21,647,405

General and administrative. General and administrative expenses were $1.9 million in 2010 and $2.6 million in 2011. The increase of $0.7 million or 34.4% in 2011 was a result of increased acquisition and disposition expenses of $0.4 million and increased legal and accounting fees of $0.3 million in comparison to 2010.

Depreciation and amortization. Depreciation and amortization expense increased 13.7% from approximately $9.0 million in 2010 to approximately $10.2 million in 2011. The $1.2 million increase was primarily a result of the depreciation and amortization impact of properties added to our portfolio. Depreciation and amortization expense as a percentage of rental income was 20.8% in 2011 and 2010.

Interest expenses, net. Interest expense, net, of approximately $11.8 million in 2011 and $11.4 million in 2010, was approximately 23.9% and 26.2% of rental income for 2011 and 2010, respectively. The decrease of interest expense as a percentage of rental income during the year was a result of lower interest rates for mortgage notes payable and increased rental revenues from acquired properties.

Other. Other income for 2011 is comprised of the proportional equity from the unconsolidated affiliate acquired July 2011 and the bargain purchase gain of $100,000. Other income for 2010 is the bargain purchase gain of $608,500 recorded on an acquired property and a small gain on insurance proceeds.

2011 Property Acquisitions and Dispositions

In January 2011, the operating partnership purchased a 4,997 square foot restaurant in Apple Valley, Minnesota for approximately $2.5 million. The purchase was financed through the issuance of limited partnership units valued at approximately $1.7 million and cash.

In January 2011, the operating partnership purchased the remaining 65.44% interest in Sierra Ridge, a 136 unit apartment complex in Bismarck, North Dakota for approximately $6.5 million. The purchase was financed with approximately $2.2 million in cash and the assumption of $4.3 million in debt. The debt assumption was finalized on April 1, 2011.

In May 2011, the operating partnership purchased a 40 unit apartment complex and a 24 unit apartment complex in Fargo, North Dakota for approximately $2.5 million. The purchase was financed through the assumption of approximately $0.8 million in debt and the issuance of limited partnership units valued at approximately $1.7 million. The properties were purchased from entities affiliated with Kenneth Regan and James Wieland, related parties who each received limited partnership units valued at approximately $419,000.

In May 2011, the operating partnership purchased a 2,712 square foot restaurant and a 3,510 square foot office building in Moorhead, Minnesota for approximately $2.2 million. The purchase was financed with a combination of a new $575,000 loan and the issuance of limited partnership units valued at approximately $1.6 million.

In June 2011, the operating partnership purchased a 13,390 square foot retail store and 36,432 square feet of adjacent land in Denver, Colorado for approximately $5.9 million. The purchase was financed with a combination of $4.6 million mortgage financing and approximately $1.3 million in cash.

In July 2011, the operating partnership purchased a 24 unit apartment complex in Fargo, North Dakota for approximately $1.0 million. The purchase was financed with the issuance of limited partnership units valued at approximately $503,000, the assumption of approximately $531,000 in mortgage financing, and cash.

In July 2011, the operating partnership purchased a 40.26% interest in a 144 unit apartment building in Bismarck, North Dakota. The sales price was approximately $2.3 million. The purchase was financed with the issuance of limited partnership units valued at approximately $1.2 million, the assumption of approximately $1.0 million in mortgage debt and $125,000. The remaining ownership consists of Mr. Regan and Mr. Wieland, related parties. The investment is recorded under the equity method of accounting.

In August 2011, the operating partnership purchased an 18 unit apartment building in Grand Forks, North Dakota for approximately $640,000. The purchase was financed with the issuance of limited partnership units valued at approximately $382,000, new mortgage financing of $249,000 and cash.

In September 2011, the operating partnership purchased a single tenant 8,000 square foot office building in Norfolk, Nebraska for $600,000. The purchase was financed with cash.

In October 2011, the operating partnership purchased a 42,000 square foot implement dealership in Marshall, Minnesota for approximately $5.0 million. The purchase was financed with the issuance of limited partnership units valued at approximately $2.6 million, approximately $2.4 million in new mortgage financing and cash. The purchase price allocation is not yet complete.

In December 2011, the operating partnership purchased a 414 unit apartment complex in Eagan, Minnesota for approximately $26.2 million. The purchase was financed with the assumption of an existing $16.7 million mortgage, an $8.0 million advance from the Wells Fargo line of credit and cash.

During 2011, we sold an assisted living facility in Williston, North Dakota for $1.4 million and recognized a gain of approximately $0.4 million.

During 2011, we sold a retail property in Norfolk, Nebraska for approximately $1.4 million and recognized a loss of $66,921.

2010 Property Acquisitions and Dispositions

In January 2010, the operating partnership purchased a 14 unit apartment building in Hawley, Minnesota. The approximate purchase price was $425,000. The purchase was financed with limited partnership units valued at approximately $213,000 and cash.

In March 2010, the operating partnership purchased a 5,043 square foot restaurant in Bloomington, Minnesota. The approximate purchase price was $2.2 million, paid in cash.

In March 2010, the operating partnership purchased a 5,576 square foot restaurant in Coon Rapids, Minnesota. The approximate purchase price was $2.4 million. The purchase was financed with limited partnership units valued at approximately $2.1 million and cash.

In March 2010, the operating partnership purchased a 4,936 square foot restaurant in Savage, Minnesota. The approximate purchase price was $1.6 million, paid in cash.

In July 2010, the operating partnership purchased a 14,830 square foot retail store in Laurel, Mississippi. The approximate purchase price was $3.9 million. The purchase was financed with new mortgage financing of approximately $2.5 million and cash.

In July 2010, the operating partnership purchased a 7,296 square foot restaurant in Austin, Texas. The approximate purchase price was $2.5 million. The purchase was financed with limited partnership units valued at approximately $1.7 million and cash.

In August 2010, the operating partnership purchased an 81.25% partnership interest in a 144 unit apartment building in West Fargo, North Dakota. The approximate purchase price was $6.6 million. The purchase was financed with new mortgage financing of approximately $6.6 million.

In November 2010, the operating partnership purchased an 18 unit apartment building in Fargo, North Dakota. The purchase price was $844,000. The purchase was financed with limited partnership units valued at $844,000.

In December 2010, the operating partnership purchased an additional 1.34% interest in a 172 unit apartment building in Bismarck, North Dakota. The approximate purchase price was $121,000. The operating partnership had previously held a 1/3 interest in the property.

In December 2010, the operating partnership purchased a 9,100 square foot commercial property in Mandan, North Dakota. The approximate purchase price was $1.5 million, paid in cash.

In December 2010, the operating partnership purchased a 24 unit apartment building in Fargo, North Dakota, from an entity affiliated with James Wieland, a related party. The approximate purchase price was $820,000. The purchase was financed with limited partnership units valued at $506,000 and cash.

In December 2010, the operating partnership purchased an 18 unit apartment building in Fargo, North Dakota, from an entity affiliated with Kenneth Regan, a related party. The approximate purchase price was $665,000. The purchase was financed with limited partnership units valued at $665,000.

In December 2010, the operating partnership purchased an 18 unit apartment building in Fargo, North Dakota, from an entity affiliated with James Wieland and Kenneth Regan, related parties. The approximate purchase price was $665,000. The purchase was financed with limited partnership units valued at $665,000.

In December 2010, the operating partnership purchased a 16 unit apartment building in Fargo, North Dakota, from an entity affiliated with James Wieland, a related party. The approximate purchase price was $620,000. The purchase was financed with limited partnership units valued at $530,000 and cash.

In December 2010, the operating partnership purchased a 20 unit apartment building in Fargo, North Dakota, from an entity affiliated with Kenneth Regan, a related party. The approximate purchase price was $780,000. The purchase was financed with limited partnership units valued at $360,000 and cash.

In December 2010, the operating partnership purchased a 20 unit apartment building in Fargo, North Dakota, from an entity affiliated with Kenneth Regan, a related party. The approximate purchase price was $780,000. The purchase was financed with limited partnership units valued at $780,000.

In December 2010, the operating partnership purchased a 24 unit apartment building in Fargo, North Dakota, from an entity affiliated with James Wieland and Kenneth Regan, related parties. The approximate purchase price was $1,300,000. The purchase was financed with limited partnership units valued at $855,000 and cash.

During 2010, we sold an apartment complex in Fargo, North Dakota for approximately $1.6 million and recognized a gain of $574,644.

During 2010, we sold an assisted living facility in Minot, North Dakota for approximately $7.8 million and recognized a gain of $1,228,798.

See Notes 15 and 16 of Notes to the Financial Statements included elsewhere in this report for more information regarding our acquisitions and dispositions during 2011 and 2010.

Funds From Operations and Modified Funds From Operations

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

Historical cost accounting for real estate assets implicitly assumes the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies use historical cost accounting to be insufficient by themselves. The term Funds From Operations was created to address this problem. It was intended to be a standard supplemental measure of REIT operating performance that excluded historical cost depreciation from — or “added it back” to — GAAP net income.

Our management believes this non-GAAP measure is useful to investors because it provides supplemental information that facilitates comparisons to prior periods and for the evaluation of financial results. Management uses this non-GAAP measure to evaluate our financial results, develop budgets and manage expenditures. The method used to produce non-GAAP results is not computed according to GAAP, is likely to differ from the methods used by other companies and should not be regarded as a replacement for corresponding GAAP measures. Management encourages the review of the reconciliation of this non-GAAP financial measure to the comparable preliminary GAAP results.

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

In addition to FFO, management also uses Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental performance measure. MFFO as defined by our Company excludes from FFO acquisition related costs which are required to be expensed in accordance with GAAP. Prior to 2009, acquisition costs for business combinations were capitalized; however, beginning in 2009, acquisition costs related to business combinations are now expensed. Our definition of MFFO also excludes disposition costs related to sales of investment properties. Acquisition and disposition related expenses include those paid to our Advisor and third parties. Management believes that excluding acquisition and disposition related costs from MFFO provides useful supplemental performance information that is comparable over the long-term and this is consistent with management’s analysis of the operating performance of the REIT.

While FFO and MFFO applicable to common shares and limited partnership units are widely used by REITs as performance metrics, not all real estate investment trusts use the same definition of FFO and MFFO or calculate FFO and MFFO in the same way. The FFO and MFFO reconciliation presented here is not necessarily comparable to FFO and MFFO presented by other real estate investment trusts. FFO and MFFO should also not be considered as an alternative to net income as determined in accordance with GAAP as a measure of a real estate investment trust’s performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO and MFFO applicable to common shares and limited partnership units does not represent cash generated from operating activities in accordance with GAAP, and is not necessarily indicative of sufficient cash flow to fund a real estate investment trust’s needs or its ability to service indebtedness or to make cash distributions to shareholders.

The following tables include calculations of FFO and MFFO, and the reconciliations to net income for the years ended December 31, 2011 and 2010, respectively. We believe this calculation is the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to INREIT Real Estate Investment Trust to Funds from Operations

Applicable to Common Shares and Limited Partnership Units

	2011			2010
	Amount	Weighted Avg Shares & Units(1)	Per Share & Unit(2)	Amount	Weighted Avg Shares & Units(1)	Per Share & Unit(2)
Net Income attributable to
INREIT Real Estate
Investment Trust	$1,727,288	3,771,326	$0.46	$1,872,267	3,190,716	$0.59
Add back:
Noncontrolling Interest - OPU	4,894,778	10,714,496		5,761,202	9,919,608
Depreciation & Amortization from continuing operations	10,247,270			9,013,681
Depreciation & Amortization from discontinued operations	52,608			229,629
Pro rata share of unconsolidated affiliate depreciation & amortization	26,891			—
Loss on depreciable asset sales	66,921
Subtract:
Gains on depreciable asset sales	(366,990)			(1,992,816)

Funds from Operations (FFO) applicable to common shares and limited partnership units	$16,648,766	14,485,822	$1.15	$14,883,963	13,110,324	$1.13

Add back:
Acquisition and disposition expenses	917,621			733,120

Modified Funds from Operations (MFFO)	$17,566,387	14,485,822	$1.21	$15,617,083	13,110,324	$1.19

(1)	UREIT Units of the Operating Partnership are exchangeble for shares of beneficial interest on a one-for-one basis.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common Share Dividends. On January 15, 2012, we paid a dividend or distribution of $0.20125 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2011. Subsequent to December 31, 2011, our Board of Trustees approved a plan to increase our quarterly dividend or distribution to $0.2065 from $0.20125 per common share and limited partnership unit, effective with the next quarterly dividend planned for April 15, 2012. All future dividends remain subject to the discretion of our Board of Trustees.

In January 2012, the operating partnership purchased a 2,811 square foot restaurant in Dickinson, North Dakota for approximately $1,330,000. The purchased was financed primarily with limited partnership units valued at approximately $1.3 million and cash.

In February 2012, the operating partnership sold a 4,500 square foot retail property in Norfolk, Nebraska for approximately $335,000 and recognized a loss of approximately $88,000.

In February 2012, the operating partnership received full payment, including interest, in the amount of $1,509,000 on the Minot Land note that was outstanding as of December 31, 2011.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET DATA

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements included in this Annual Report are listed in Item 15 and begin immediately after the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly registered public companies.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be incorporated by reference to our definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before April 30, 2012.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(3)	Exhibits

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2012

INREIT REAL ESTATE INVESTMENT TRUST

By:	/s/ KENNETH P. REGAN
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH P. REGAN (Kenneth P. Regan)	Chief Executive Officer and Trustee (principal executive officer)	March 30, 2012

/s/ PETER J. WINGER (Peter J. Winger)	Chief Financial Officer and Treasurer (principal financial officer)	March 30, 2012

/s/ BRUCE W. FURNESS (Bruce W. Furness)	Chairman of the Board of Trustees	March 30, 2012

/s/ PEGGY BECKER (Peggy Becker)	Trustee	March 30, 2012

/s/ CLIFFORD FEARING (Clifford Fearing)	Trustee	March 30, 2012

/s/ JAMES R. HANSEN (James R. Hansen)	Trustee	March 30, 2012

/s/ TIMOTHY HUNT (Timothy Hunt)	Trustee	March 30, 2012

/s/ LAWRENCE R. O’CALLAGHAN (Lawrence R. O’Callaghan)	Trustee	March 30, 2012

/s/ RICHARD SAVAGEAU (Richard Savageau)	Trustee	March 30, 2012

/s/ JAMES S. WIELAND (James S. Wieland)	Trustee	March 30, 2012

/s/ LANCE R. WOLF (Lance R. Wolf)	Trustee	March 30, 2012

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

December 31, 2011 AND 2010,

CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING NOTES

and

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

See Notes to Consolidated Financial Statements	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Harris W. Widmer Charles E. Nord Stanley N. Sandvik Terrence P. Delaney Robert D. Dale Michael T. Schmitz Tracee S. Buethner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

INREIT Real Estate Investment Trust

Minot, North Dakota

We have audited the accompanying consolidated balance sheets of INREIT Real Estate Investment Trust as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity and comprehensive income and cash flows for the years ended December 31, 2011 and 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. INREIT Real Estate Investment Trust’s management is responsible for these statements. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INREIT Real Estate Investment Trust, as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Widmer Roel PC

Fargo, North Dakota

March 12, 2012

[GRAPHIC]	4334 18th Avenue S., Suite 101 • Fargo, ND 58103-7414 Phone:(701) 237-6022 • (888) 237-6022 • Fax: (701) 280-1495 • www.widmerroelcpa.com

See Notes to Consolidated Financial Statements	F-2

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2011 AND 2010

	As of December 31,
	2011	2010
ASSETS
PROPERTY AND EQUIPMENT, less accumulated depreciation	$355,661,993	$312,567,343
CASH AND CASH EQUIVALENTS	3,192,785	10,010,564
RESTRICTED DEPOSITS AND FUNDED RESERVES	3,397,991	5,814,623
INVESTMENT IN UNCONSOLIDATED AFFILIATES	1,506,776	—
DUE FROM RELATED PARTY	367,642	350,707
RECEIVABLES	2,629,452	2,198,140
PREPAID EXPENSES	709,061	474,602
NOTES RECEIVABLE	1,807,159	1,917,573
FINANCING COSTS, less accumulated amortization of $1,011,602 in 2011 and $559,017 in 2010	2,359,556	1,713,903
ASSETS HELD FOR SALE	449,734	1,115,618
RENT INCENTIVE, less accumulated amortization of $216,667 in 2011 and $116,667 in 2010	1,283,333	1,383,333
INTANGIBLE ASSETS, less accumulated amortization of $1,660,688 in 2011 and $953,481 in 2010	7,177,854	6,290,576
OTHER ASSETS	724,229	145,201

	$381,267,565	$343,982,183

See Notes to Consolidated Financial Statements	F-3

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2011 AND 2010

	As of December 31,
	2011	2010
LIABILITIES
MORTGAGE NOTES PAYABLE	$217,479,862	$192,171,523
NOTES PAYABLE	8,000,000	—
SPECIAL ASSESSMENTS PAYABLE	1,574,376	1,582,610
DIVIDENDS PAYABLE	2,945,560	2,606,033
DUE TO RELATED PARTY	66,734	544,988
TENANT SECURITY DEPOSITS PAYABLE	1,529,891	1,213,102
INVESTMENT CERTIFICATES	1,443,899	2,455,534
UNFAVORABLE LEASES, net	519,305	583,350
ACCOUNTS PAYABLE - TRADE	9,151	152,833
LIABILITIES RELATED TO ASSETS HELD FOR SALE	6,324	48,062
FAIR VALUE OF INTEREST RATE SWAP	452,586	194,499
DEFERRED INSURANCE PROCEEDS	49,189	6,816
ACCRUED EXPENSES	2,964,421	2,759,658

Total liabilities	237,041,298	204,319,008

COMMITMENTS - Note 15
SHAREHOLDERS’ EQUITY
NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP	108,542,389	105,012,439
BENEFICIAL INTEREST	36,136,464	34,845,235
ACCUMULATED COMPREHENSIVE LOSS	(452,586)	(194,499)

	144,226,267	139,663,175

	$381,267,565	$343,982,183

See Notes to Consolidated Financial Statements	F-4

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
INCOME FROM RENTAL OPERATIONS	$49,316,318	$43,437,785
EXPENSES
Expenses from rental operations
Interest	12,031,133	11,628,388
Depreciation and amortization	10,247,270	9,013,682
Real estate taxes	5,573,732	4,822,036
Property management fees	3,851,298	3,344,295
Utilities	3,312,721	2,961,725
Repairs and maintenance	4,763,456	4,147,014
Insurance	798,782	668,317
Administrative	82,965	88,768

	40,661,357	36,674,225

Administration of REIT
Administrative expenses	51,441	50,494
Advisory fees	764,925	683,840
Acquisition expenses	794,121	430,402
Director fees	41,400	41,600
Legal and accounting	641,133	333,458
Loss on impairment of property	263,569	363,000

	2,556,589	1,902,794

Total expenses	43,217,946	38,577,019

INCOME FROM OPERATIONS	6,098,372	4,860,766
OTHER INCOME
Equity in income of unconsolidated affiliates	64,105	—
Interest income	239,028	250,058
Insurance proceeds	—	38,900
Gain on bargain purchase	100,000	608,500

	403,133	897,458
INCOME FROM CONTINUING OPERATIONS	6,501,505	5,758,224
DISCONTINUED OPERATIONS - NOTE 16	116,445	1,854,351

NET INCOME	6,617,950	7,612,575
NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	4,890,662	5,740,308

NET INCOME ATTRIBUTABLE TO INREIT REAL ESTATE INVESTMENT TRUST	$1,727,288	$1,872,267

NET INCOME PER COMMON SHARE
Basic and diluted	$0.46	$0.59

See Notes to Consolidated Financial Statements	F-5

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2010

	Common Shares	Common Shares Amount	Accumulated Earnings (Deficit)	Total Beneficial Interest	Noncontrolling Interest	Accumulated Comprehensive Loss	Total
BALANCE, DECEMBER 31, 2009	2,859,039	$32,038,916	$(6,067,369)	$25,971,547	$100,046,173	$(168,332)	$125,849,388
Issuance of common shares	777,996	10,685,427		10,685,427			10,685,427
REIT common shares converted to UPREIT units	(50,395)	(705,525)		(705,525)	705,525		—
Contribution of assets in exchange for the issuance of noncontrolling interest share					7,830,176		7,830,176
Repurchase of shares	(195,166)	(2,519,778)		(2,519,778)			(2,519,778)
Dividends			(1,817,152)	(1,817,152)	(5,753,384)		(7,570,536)
Dividends declared			(693,549)	(693,549)	(1,912,483)		(2,606,032)
Dividends reinvested - stock dividend	109,320	1,453,955		1,453,955			1,453,955
UPREIT units converted to REIT common shares	102,059	1,331,489		1,331,489	(1,331,489)		—
Syndication costs			(733,446)	(733,446)	(312,387)		(1,045,833)
Decrease in fair value of interest rate swap						(26,167)	(26,167)
Net income			1,872,267	1,872,267	5,740,308		7,612,575

BALANCE, DECEMBER 31, 2010	3,602,853	$42,284,484	$(7,439,249)	$34,845,235	$105,012,439	$(194,499)	$139,663,175

See Notes to Consolidated Financial Statements	F-6

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2011

	Common Shares	Common Shares Amount	Accumulated Earnings (Deficit)	Total Beneficial Interest	Noncontrolling Interest	Accumulated Comprehensive Loss	Total
BALANCE, DECEMBER 31, 2010	3,602,853	$42,284,483	$(7,439,249)	$34,845,235	$105,012,439	$(194,499)	$139,663,175
Issuance of common shares	150,824	2,075,445		2,075,445			2,075,445
Contribution of assets in exchange for the issuance of noncontrolling interest shares					9,663,931		9,663,931
Repurchase of shares	(275,191)	(3,469,736)		(3,469,736)			(3,469,736)
Dividends			(2,266,367)	(2,266,367)	(6,419,802)		(8,686,169)
Dividends declared			(763,990)	(763,990)	(2,181,570)		(2,945,560)
Dividends reinvested - stock dividend	137,877	1,833,742		1,833,742			1,833,742
UPREIT units converted to REIT common shares	179,860	2,285,643		2,285,643	(2,285,643)		—
Syndication costs			(130,796)	(130,796)	(137,628)		(268,424)
Decrease in fair value of interest rate swap						(258,087)	(258,087)
Net income			1,727,288	1,727,288	4,890,662		6,617,950

BALANCE, DECEMBER 31, 2011	3,796,223	$45,009,577	$(8,873,114)	$36,136,464	$108,542,389	$(452,586)	$144,226,267

See Notes to Consolidated Financial Statements	F-7

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011 and 2010

	2011	2010
OPERATING ACTIVITIES
Net income	$6,617,950	$7,612,575
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of property and equipment	(366,990)	(1,992,816)
Loss on sale of property and equipment	66,921	—
Gain due to insurance proceeds	—	(38,900)
Bargain purchase on business combinations	(100,000)	(608,500)
Loss on impairment of property	263,569	363,000
Equity in income of unconsolidated affiliates	(64,105)	—
Depreciation	8,931,165	8,335,599
Amortization	1,391,381	907,711
Effects on operating cash flows due to changes in
Tenant security deposits	(238,175)	(155,092)
Due from related party	(16,935)	572,051
Receivables	(441,958)	(620,993)
Prepaid expenses	(234,459)	(32,994)
Rent Incentive	—	—
Other assets	(579,028)	(60,225)
Due to related party	(166,362)	5,699
Tenant security deposits payable	316,789	142,328
Accounts payable	(143,682)	140,061
Accrued expenses	163,026	130,078

NET CASH FROM OPERATING ACTIVITIES	15,399,107	14,699,582

See Notes to Consolidated Financial Statements	F-8

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2011 and 2010

	2011	2010
INVESTING ACTIVITIES
Purchase of property and equipment	(15,222,434)	(18,999,425)
Purchase of intangible assets	(1,588,139)	(2,642,286)
Due to related party for acquisition fees	—	172,537
Proceeds from sale of property and equipment	2,825,000	4,620,940
Investment in unconsolidated affiliates	(272,659)	—
Distributions received from unconsolidated affiliates	17,500	—
Insurance proceeds received	—	414,463
Proceeds from lease buyout	—	410,000
Real estate tax and insurance escrows	521,769	20,036
Notes receivable payments received	54,065	48,823
Notes receivable issued for tenant improvements	(33,000)	—
Proceeds from sale of securities	—	—
Deferred insurance proceeds	42,373	(142,064)
Net payments from (deposits to) replacement reserve	(156,381)	308,329
Net payments from exchange escrow	2,312,927	(1,659,885)

NET CASH USED FOR INVESTING ACTIVITIES	(11,498,979)	(17,448,532)

	2011	2010
FINANCING ACTIVITIES
Payments for financing costs	(1,300,216)	(667,025)
Proceeds from investment certificates issued	—	2,241,955
Payments on investment certificates	(1,011,635)	(254,499)
Principal payments on special assessments payable	(169,334)	(205,535)
Proceeds from issuance of mortgage notes payable	7,969,857	21,718,059
Principal payments on mortgage notes payable	(12,773,510)	(17,379,946)
Net change in short-term notes payable	8,000,000	—
Payments on construction payable	—	(332,116)
Proceeds from issuance of shares	2,075,445	10,685,427
Repurchase of shares	(3,469,736)	(2,519,778)
Distributions paid	(9,458,461)	(8,489,787)
Payment of syndication costs	(580,317)	(739,516)

NET CASH FLOWS USED FOR FINANCING ACTIVITIES	(10,717,907)	4,057,239

See Notes to Consolidated Financial Statements	F-9

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,817,779)	1,308,289
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,010,564	8,702,274

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,192,785	$10,010,564

SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$12,021,905	$11,998,754

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Distributions reinvested	$1,833,742	$1,453,955

Distributions declared and not paid	$763,990	$693,549

UPREIT distributions declared and not paid	$2,181,570	$1,912,483

UPREIT units converted to REIT common shares	$2,285,643	$625,964

Acquisition of assets in exchange for the issuance of noncontrolling interest shares in UPREIT	$9,663,931	$7,830,176

Mortgage assumed on sale of property	$—	$5,607,368

Acquisition of assets through assumption of debt and property purchased with financing	$30,111,992	$2,477,849

Acquisition of assets included in payables	$—	$—

Increase in land improvements due to increase in special assessments payable	$161,000	$240,531

Unrealized (gain) loss on interest rate swap	$258,087	$26,167

Acquisition of assets with reduction of notes receivable	$89,349	$—

See Notes to Consolidated Financial Statements

(Continued on next page)	F-10

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

INREIT previously established an operating partnership (INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. The general partner has management responsibility for all activities of the operating partnership. As of December 31, 2011 and 2010, INREIT owned approximately 25.8% and 25.7%, respectively, of the operating partnership. The operating partnership is the 100% owner of Grand Forks INREIT, LLC, Autumn Ridge INREIT, LLC, Bismarck Interstate INREIT, LLC, 32nd Avenue INREIT, LLC, INREIT BL Mankato, LLC, INREIT BL Janesville, LLC, INREIT BL Eau Claire, LLC, INREIT BL Stevens Point, LLC, INREIT BL Sheboygan, LLC, INREIT BL Oshkosh, LLC, INREIT BL Onalaska, LLC, INREIT BL Grand Forks, LLC, INREIT BL Marquette, LLC, INREIT BL Bismarck, LLC, INREIT Stonybrook, LLC, INREIT Alexandria, LLC, INREIT Batesville, LLC, INREIT Fayetteville, LLC, INREIT Laurel, LLC, INREIT Somerset, LLC, Sierra Ridge, LLC, INREIT Maple Ridge, LLC, INREIT Fed-3 LLC, INREIT Sunset Ridge, LLC, the 81.25% owner of Eagle Run Partnership, LLLP, the 50% owner of Marketplace Investors, LLC and the 40.26% interest in Highland Meadows, LLLP.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of INREIT Real Estate Investment Trust and all subsidiaries for which we maintain a controlling interest.

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of INREIT; INREIT Properties, LLLP; Grand Forks INREIT, LLC; Autumn Ridge INREIT, LLC; Bismarck Interstate INREIT, LLC; 32nd Avenue INREIT, LLC; INREIT BL Mankato, LLC; INREIT BL Janesville, LLC; INREIT BL Eau Claire, LLC; INREIT BL Stevens Point, LLC; INREIT BL Sheboygan, LLC; INREIT BL Oshkosh, LLC; INREIT BL Onalaska, LLC; INREIT BL Grand Forks, LLC; INREIT BL Marquette, LLC; INREIT BL Bismarck, LLC; INREIT Stonybrook, LLC; INREIT Alexandria, LLC; INREIT Batesville, LLC; INREIT Fayetteville, LLC; INREIT Laurel, LLC; Sierra Ridge, LLC; INREIT Maple Ridge, LLC; INREIT FED-3, LLC; Sunset Ridge, LLC; and Marketplace Investors, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Principal Business Activity

INREIT has a sole general partner interest in the operating partnership, which owns and operates the following properties:

•	2,307 and 204 units respectively in Fargo and West Fargo, North Dakota.

(Continued on next page)	F-11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	551 units in Grand Forks, North Dakota.

•	470 units in Bismarck, North Dakota.

•	316 units in Omaha, Nebraska.

•	14 units in Hawley, Minnesota.

•	414 units in Eagan, Minnesota.

•	193 unit assisted living facility in Bismarck, North Dakota.

•	15,010 square foot office building in Minot, North Dakota.

•	8,000 square foot office building in Norfolk, Nebraska.

•	15,000 square foot office and retail complex in Fargo, North Dakota.

•	28,500 square foot office and retail complex in Fargo, North Dakota.

•	30,200 square foot retail facility in Waite Park, Minnesota.

•	17,000 square foot office building in Fargo, North Dakota.

•	124,306 square foot office complex in Fargo, North Dakota.

•	10,810 square foot office building in St. Cloud, Minnesota.

•	95,961 square foot office building in Duluth, Minnesota.

•	11,973 square foot office building in Fargo, North Dakota.

•	21,492 square foot office building and 1,625 square foot storage area in Grand Forks, North Dakota.

•	102,448 square foot office building in Edina, Minnesota.

•	2,200 square foot restaurant in Norfolk, Nebraska.

•	5,043 square foot restaurant in Bloomington, Minnesota.

•	5,576 square foot restaurant in Coon Rapids, Minnesota.

•	4,936 square foot restaurant in Savage, Minnesota.

•	7,296 square foot restaurant in Austin, Texas.

•	15,400 square foot commercial building in Mandan, North Dakota.

•	4,997 square foot restaurant in Apple Valley, Minnesota.

•	2,712 square foot restaurant in Moorhead, Minnesota.

•	3,510 square foot office building in Moorhead, Minnesota.

•	42,000 square foot retail building in Marshall, Minnesota.

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

The operating partnership is the owner of INREIT Maple Ridge, LLC which owns and leases a 168 unit residential apartment complex in Omaha, Nebraska.

The operating partnership is the owner of INREIT Somerset, LLC, which owns and leases a 75 unit residential apartment complex in Fargo, North Dakota.

The operating partnership is the owner of INREIT Stonybrook, LLC, which owns and leases a 148 unit residential apartment complex in Omaha, Nebraska.

(Continued on next page)	F-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating partnership is the owner of INREIT Sunset Ridge, LLC, which owns and leases a 179 unit residential apartment complex in Bismarck, North Dakota.

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

The operating partnership is the 81.25% owner of Eagle Run Partnership, which owns and leases a 144 unit residential apartment complex in West Fargo, North Dakota. The remaining ownership consists of Kenneth Regan, James Wieland and James Echtenkamp, related parties.

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

Investment in Unconsolidated Affiliates

Investment in unconsolidated affiliates as of December 31, 2011 consists of our 40.26% interest in Highland Meadows, LLLP, owner of one 144 unit residential, multi-tenant apartment complex in Bismarck, North Dakota. Consolidation of this investment is not required as the entity does not qualify as a variable interest entity and does not meet the control requirements for consolidation, as defined in ASC 810. We and the respective affiliate partners must approve significant decisions about the applicable entity’s activities. As of December 31, 2011, the unconsolidated affiliate held total assets of $3.3 million and mortgage notes payable of $2.5 million.

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliate for the years ended December 31, 2011 and 2010.

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

(Continued on next page)	F-13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation expense for the years ended December 31, 2011 and 2010, totaled $8,931,165 and $8,335,599, respectively.

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

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of December 31, 2011 and 2010 management determined that no allowance was necessary for uncollectible receivables.

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

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined that impairment was unnecessary at December 31, 2011 or 2010.

(Continued on next page)	F-14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental Incentives

Rental incentives consist of up-front cash payments to lessees to sign the lease. Rental incentives are amortized against rental income over the term of the lease.

Non-controlling Interest

Interests in the operating partnership held by limited partners are represented by operating partnership units. The operating partnerships’ income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the operating partnership agreement.

Financing Costs

Financing costs incurred in connection with financing have been capitalized and are being amortized over the life of the financing using the effective interest rate method.

Syndication Costs

Syndication costs consist of costs paid to attorneys, accountants, and selling agents, related to the raising of capital. These fees are paid based on management’s discretion. Syndication costs are recorded as a reduction to equity and non-controlling interest.

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

	2011	2010
Tax status of distributions
Ordinary income	68.77%	68.59%
Return of capital	31.23%	31.41%

	100.00%	100.00%

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

We have adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10, on January 1, 2009. The implementation of this standard had no impact on the financial statements. As of both the date of adoption and as of December 31, 2011, the unrecognized tax benefit accrual was zero. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2008.

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

(Continued on next page)	F-15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We derive over 95% of our revenues from tenant rents and other tenant-related activities. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $308,464 and $509,699 for the years ended December 31, 2011 and 2010, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheet as of December 31, 2011 and December 31, 2010 was $1,718,527 and $1,410,063, respectively. We receive payments for these reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which have been immaterial, are recognized in the subsequent year.

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

Earnings per Common Share

Basic earnings per common share (“Basic EPS”) is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. INREIT had no dilutive potential common shares as of December 31, 2011 or 2010, and therefore, basic earnings per common share were equal to diluted earnings per common share for both periods.

For the years ended December 31, 2011 and 2010, INREIT’s denominators for the basic and diluted earnings per common share were approximately 3,771,326 and 3,190,716 shares, respectively.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to current year presentation. The reclassifications had no impact on the statement of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2011 and 2010:

	2011	2010
Land and land improvements	$50,932,145	$42,021,838
Building and improvements	321,175,128	281,669,671
Furniture and fixtures	15,275,298	12,989,679

	387,382,571	336,681,188
Less accumulated depreciation	(31,281,490)	(23,021,736)

	$356,101,081	$313,659,452
Less: property and equipment included in assets held for sale	(439,088)	(1,092,109)

	$355,661,993	$312,567,343

(Continued on next page)	F-16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2011, we recorded an impairment loss of $263,569 on one property due to the net book value of the property and equipment exceeding its fair market value. The impairment of the property and equipment was as a result of incurring recurring losses, vacancies and negative cash flows. We estimated the undiscounted cash flows from the property and compared them to the carrying value resulting in an impairment loss. Also, during 2011, we received insurance proceeds in the amount of $491,676 for damages caused by a wind storm. The proceeds were used to repair damages to the buildings.

During 2010, we recorded an impairment loss of $363,000 on one property due to the net book value of the property and equipment exceeding its fair market value. The impairment of the property and equipment was as a result of incurring recurring losses, vacancies and negative cash flows. We estimated the undiscounted cash flows from the property and compared them to the carrying value resulting in an impairment loss. Also, during 2010, we received insurance proceeds in the amount of $414,463 for damages caused by a storm on twenty properties. We reduced the book value of the property and equipment by $375,563 and recorded income in the amount of $38,900.

NOTE 4 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	2011	2010
Tenant security deposits	$1,512,239	$1,250,555
Real estate tax and insurance escrows	1,033,622	1,555,391
Replacement reserves	852,130	695,749
Exchange escrow	—	2,312,928

	$3,397,991	$5,814,623

Tenant Security Deposits

Pursuant to management policy, INREIT has set aside funds to repay tenant security deposits upon tenant move-out.

Real Estate Tax and Insurance Escrows

Pursuant to the terms of certain mortgages and management policy, INREIT established and maintains real estate tax escrows and insurance escrows to pay real estate taxes and insurance. INREIT is to contribute to the account monthly an amount equal to 1/12 of the estimated real estate taxes and insurance premiums.

Replacement Reserves

Pursuant to the terms of certain mortgages and management policy, INREIT established and maintains several replacement reserve accounts. INREIT makes monthly deposits into the replacement reserve accounts to be used for repairs and replacements on the property. Certain replacement reserve accounts require authorization from the mortgage company for withdrawals.

Exchange Escrow

INREIT established an exchange escrow account in order to facilitate a Section 1031 exchange upon the sale of qualifying properties. The cash proceeds from the property sales are held in escrow until qualifying properties are purchased at which time, the cash necessary to purchase the replacement property is transferred to the seller.

The balance in the exchange escrow was used in 2011 to purchase qualifying like-kind properties.

NOTE 5 - HEDGING ACTIVITIES

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

(Continued on next page)	F-17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of December 31, 2011 and 2010, we have recorded a liability and other comprehensive loss of $452,586 and $194,499, respectively.

NOTE 6 - LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	December 31, 2011
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$7,250,261	$(1,523,986)	$5,726,275
Above-market leases	1,588,281	(136,702)	1,451,579
Below-market leases	(688,844)	169,539	(519,305)

	$8,149,698	$(1,491,149)	$6,658,549

	December 31, 2010
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$6,116,650	$(902,685)	$5,213,965
Above-market leases	1,127,407	(50,796)	1,076,611
Below-market leases	(682,497)	99,147	(583,350)

	$6,561,560	$(854,334)	$5,707,226

(Continued on next page)	F-18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending December 31,	Amount
2012	$676,942
2013	676,942
2014	676,942
2015	676,942
2016	676,942
Thereafter	3,273,836

$6,658,549

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of December 31, 2011 was 11.5 years.

NOTE 7 - SHORT TERM NOTES PAYABLE

We have a $11,000,000 variable rate (1-month LIBOR plus 2.50%) line of credit agreement with Wells Fargo Bank, which expires in November 2013; a $1,925,000 fixed rate (4.50%) line of credit agreement with Bremer Bank, which expires in June 2016; and a $2,000,000 variable rate (prime rate or floor of 4.25%) line of credit agreement with State Bank and Trust of Fargo, which expires in June 2012. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; and Fargo, North Dakota, respectively. At December 31, 2011, the cumulative balance outstanding on the lines of credit was $8,000,000, leaving $6,925,000 unused under the agreements. At December 31, 2010, there was no outstanding balance on the lines of credit.

NOTE 8 - MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of:

Maturity Date	Property Name (a)	Interest Rate Per Annum	Principal Balance At December 31,
			2011	2010
July 2013	Grand Forks Marketplace	5.26%	$5,974,655	$6,111,450
March 2011	Midtown Plaza	7.15%	—	722,603
April 2020	Great American Building	7.25%	1,136,368	1,165,072
July 2025	Colonial Plaza	6.25%	—	1,763,803
January 2016	Autumn Ridge Apartments	5.74%	2,981,073	3,033,277
November 2019	Sierra Ridge Phase II	5.92%	3,491,138	1,183,348	(b)
August 2019	Sierra Ridge Phase I	5.46%	2,790,426	948,892
May 2022	Banner Building	7.04%	5,052,762	5,121,897
August 2017	Aetna Building	5.93%	7,178,722	7,286,288
February 2015	Echelon Building	4.25%	1,286,105	1,330,240
September 2020	Goldmark Building	5.33%	5,753,990	6,256,916
July 2021	Southgate Apartments	5.96%	3,139,094	3,193,791
December 2013	Richfield	6.67%	2,664,804	2,746,540
January 2013	Sunwood	7.18%	1,858,047	1,917,407
October 2017	Auburn I	6.30%	645,938	655,605
October 2017	Hunter’s Run I	6.30%	310,665	315,315
December 2017	Southview Villages	6.10%	2,166,400	2,199,492
December 2017	Library Lane	6.10%	1,981,723	2,011,994
December 2012	Ear Acres	6.59%	—	924,753
July 2016	SSA Building	6.23%	—	1,942,926
December 2013	Bayview	6.73%	2,100,796	2,164,828

(Continued on next page)	F-19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2019	Danbury	5.03%	3,182,862	3,250,378
March 2016	BioLife Properties	7.06-7.65%	12,509,057	13,519,564	(c)
January 2013	Pebble Creek	5.72%	2,595,793	2,657,576
September 2036	Carling Manor	4.40%	564,533	577,634
September 2017	Oak Court	5.98%	1,919,916	1,946,227
September 2017	Rosegate	5.93%	2,446,864	2,480,731
July 2016	Village Park	6.15%	936,141	960,104
June 2016	Westwood	4.75%	5,409,723	5,526,684
May 2015	Village West	6.00%	—	2,092,259
June 2018	Westwind	5.25%	384,163	392,490
June 2018	Prairiewood	5.25%	1,668,991	1,707,794
April 2018	Gate City Bank	5.95%	1,114,788	1,139,135	(d)
June 2018	Emerald Court	5.25%	690,771	706,255
June 2018	Berkshire	5.25%	337,723	345,354
December 2012	Somerset Apartments	5.60%	1,889,144	1,932,446
July 2016	Autumn Ridge	4.50%	3,551,730	3,638,170
October 2015	Parkwood	5.96%	977,791	998,908
October 2015	Brookfield	5.96%	—	1,705,818
June 2013	Carlton Place	6.96%	1,986,250	2,048,400
September 2014	Columbia West	7.80%	1,487,005	1,524,394
December 2013	Sunset Ridge	4.00%	—	5,610,116	(d)
December 2013	Westpointe Center	5.50%	2,433,166	2,488,100
December 2013	Carlton 1-3	5.60%	2,241,563	2,291,940
June 2013	Flickertail	6.96%	2,920,958	3,012,356
July 2013	Willow Park	6.96%	2,616,412	2,697,589
June 2015	Edgewood Vista	5.64%	15,327,299	15,670,622
January 2016	Colony Manor	5.96%	869,372	887,416
September 2036	Saddlebrook	4.40%	1,161,291	1,186,677
April 2015	Stonybrook	5.40%	5,786,446	5,884,498
May 2019	Sunview	5.75%	1,289,752	1,317,330
March 2014	Twin Parks	5.75%	1,660,966	1,714,798	(e)
May 2019	Village	5.75%	1,137,984	1,162,319
October 2015	Regis	5.68%	9,938,892	10,128,451
April 2025	Walgreens - Alexandria	5.69%	2,346,633	2,461,070
March 2034	Walgreens - Batesville	6.85%	6,735,726	6,860,254
August 2033	Walgreens - Fayetteville	6.85%	5,185,468	5,286,382
March 2015	Fairview	5.40%	3,386,596	3,435,885
October 2024	Walgreens - Laurel	6.07%	2,321,749	2,433,614
August 2011	Eagle Run	4.25%	—	6,549,222
August 2015	Maplewood Bend 2& 5	4.95%	—	1,015,326
December 2017	Galleria III	4.75%	660,752	675,340
December 2013	Bank of the West	4.00%	2,401,144	2,450,000
January 2016	Mandan Commercial	5.25%	1,087,056	1,114,500
December 2013	Sunset Ridge #2	4.25%	—	3,690,960
March 2016	Hunter	5.00%	1,266,694	—
April 2016	Midtown Plaza	5.31%	703,705	—
May 2021	Maple Ridge	5.69%	4,469,145	—
November 2024	Country Club	4.37%	705,271	—
December 2012	Moorhead Commercial	3.00%	553,939	—
June 2021	Walgreens - Denver	4.50%	4,549,719	—
August 2016	Southview III	4.50%	247,617	—
August 2016	Eagle Run	4.48%	4,955,117	—
August 2016	Maplewood Bend	4.48%	3,597,985	—
September 2014	Islander	6.00%	522,787	—
September 2021	Brookfield	3.75%	1,657,972	—
January 2017	Titan Machinery	4.55%	2,445,391	—

(Continued on next page)	F-20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 2016	Glen Pond	6.30%	16,694,344	—
January 2022	Sunset Ridge	4.44%	9,435,000	—

			217,479,862	192,171,523

(a)	Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender unless otherwise noted in (b) – (e).

(b)	Mortgage is secured by the property and guaranty of owners.

(c)	Interest rates ranged from 7.06% to 7.65%.

(d)	Variable rate mortgage notes payable, adjusted every three years.

(e)	Secured by mortgage on property and corporate guaranty.

The mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2011 and 2010, we were in compliance with all covenants with the exception of one loan on a retail property in Fargo, North Dakota for which we have received a one year waiver on January 1, 2012 from the lender. The property was out of compliance with the lender’s debt service coverage ratio requirement as of December 31, 2011 and 2010, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
2012	$8,750,852
2013	32,523,269
2014	11,871,601
2015	39,877,910
2016	48,099,207
Thereafter	76,357,023

Total Payments	$217,479,862

NOTE 9 - FAIR VALUE MEASUREMENT

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

(Continued on next page)	F-21

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

•	Level 3 – Instruments whose significant inputs are unobservable.

Assets measured at fair value on a recurring basis in accordance with ASC 820-10:

Liabilities	Total as of 12/31/11	Quoted Prices: Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3
Fair value of interest rate swap	$452,586	$—	$452,586	$—

Liabilities	Total as of 12/31/10	Quoted Prices: Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3
Fair value of interest rate swap	$194,499	$—	$194,499	$—

NOTE 10 - NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2011 and 2010, limited partnership units totaled 10,899,598 and 10,389,178, respectively. As of December 31, 2011 and 2010, the limited partnership declared distributions of $2,181,570 and $1,912,483, respectively, to limited partners to be paid in full each January following the end of the calendar year. Distributions per unit were $0.805000 and $0.770000 for 2011 and 2010, respectively.

During the 2011 and 2010, limited partners converted 179,860 and 102,059 limited partnership units into 179,860 and 102,059 INREIT common shares valued at $2,285,643 and $1,331,489, respectively.

Limited partners in the operating partnership have the right to require the operating partnership to redeem their limited partnership units for cash. Upon such a redemption request, INREIT has the right to purchase the limited partnership units either with cash or INREIT common shares, in its discretion, on the basis of one limited partnership unit for one INREIT common share. However, payment will be in cash if the issuance of INREIT common shares will cause the shareholder to exceed the ownership limitations, among other reasons. No limited partner will be permitted more than two redemptions during any calendar year, and no redemptions may be made for less than 1,000 limited partnership units or, if such limited partner owns less than 1,000 limited partnership units, all of the limited partnership units held by such limited partner.

Limited partnership units are held in one of three classes: Class A, Class B and Class C. The holders of Class A units have a redemption right after a three-year holding period. The holders of Class B units have a redemption right after a two-year holding period. The holders of Class C units have a redemption right after a one-year holding period.

(Continued on next page)	F-22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $.01 par value and 50,000,000 preferred shares with $.01 par value, which collectively represent the beneficial interest of INREIT. As of December 31, 2011 and 2010, there were 3,796,223 and 3,602,853, respectively, common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.805000 and $0.770000 per share for the years ending December 31, 2011 and 2010, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due from related party as of December 31, 2011 and 2010 is as follows:

	2011	2010
Goldmark Property Management	$60,074	$44,601
EMG Investment Group	44,042	—
Edgewood Vista Senior Living, Inc.	263,526	262,350

	$367,642	$306,951

Due to related party as of December 31, 2011 and 2011 is as follows:

	2011	2010
DL/JKJD, LLC	$—	$200,835
INREIT Management, LLC	66,733	233,095
HSC Partners, LLC	—	111,058

	$66,733	$544,988

Property Management Fee

During 2011 and 2010, we paid property management fees to INREIT Management, LLC for properties managed by INREIT Management, LLC in an amount equal to 5% of rents. The management team of INREIT Management, LLC consists of Board of Trustee members Kenneth Regan and James Wieland. For the years ended December 31, 2011 and 2010, we paid management fees of $3,175 and $13,423, respectively, to INREIT Management, LLC.

During 2011 and 2010, we paid property management fees to GOLDMARK Property Management for properties managed by INREIT Management, LLC in an amount equal to 5% of rents. The management team of GOLDMARK Property Management consists of Board of Trustee members Kenneth Regan and James Wieland. For the years ended December 31, 2011 and 2010, we paid management fees of $3,740,483 and $3,209,325, respectively, to GOLDMARK Property Management.

Board of Trustee Fees

We paid Trustee fees of $41,400 and $41,600 during the years ended December 31, 2011 and 2010, respectively.

(Continued on next page)	F-23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advisory Management Fees

For years ended December 31, 2011 and 2010, we incurred $764,925 and $683,840 to INREIT Management, LLC for advisory management fees, respectively. As of December 31, 2011 and 2010, we owed INREIT Management, LLC $66,733 and $60,558, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations, and is paid based on 0.50% of net invested assets during 2011 and 2010.

Acquisition and Disposition Fees

Our agreement with our advisor requires that we pay 3% of the acquisition, construction or disposition costs to our advisor upon successful completion of an acquisition, construction or disposition of real estate properties and the related obtaining of mortgages to finance the acquisition or construction. With the adoption of ASC 805, Business Combinations, we were required to expense a certain amount of the fees related to the acquisition or construction costs. Accordingly, we were required to determine what portion of the 3% fee related to acquisition or construction and to the obtaining of financing. We have evaluated the services provided and determined that it is appropriate to attribute 50% of the 3% fee to financing costs for the administration of obtaining a loan to fund the acquisition or construction of a property. We believe this is an appropriate allocation of the total fee as our advisor has informed us that approximately equal time is spent on discovering the potential property or construction project as is spent on successfully coordinating financing.

Acquisition Fees

During 2011 and 2010, we incurred $1,174,078 and $937,842, respectively, to INREIT Management, LLC for acquisition and financing fees. These fees are for performing due diligence on properties acquired in an I.R.C Section 721 exchange, and are paid on 3% of the purchase price up to a maximum of $300,000 per individual property. There was no acquisition fees owed to INREIT Management, LLC as of December 31, 2011. As of December 31, 2010, INREIT owed $172,537 to INREIT Management, LLC for acquisition and financing fees.

Disposition Fees

In 2011 and 2010, we incurred $84,500 and $302,718 to INREIT Management, LLC for disposition fees. There was no disposition fees owed to INREIT Management, LLC as of December 31, 2011 and 2010, respectively.

Property Acquisitions

In May 2011, we purchased a 40 unit apartment complex and a 24 unit apartment complex in Fargo, North Dakota for approximately $2,464,000. The properties were purchased from entities affiliated with Kenneth Regan and James Wieland, related parties. Mr. Regan and Mr. Wieland each received limited partnership units valued at $419,232 in the purchase transaction.

Investments in Affiliates

In July 2011, we purchased a 40.26% interest in Highland Meadows, LLLP, a 144 unit apartment complex in Bismarck, North Dakota. Our proportional share of the purchase was $2,325,861 with the remaining interest in the property held by Messrs. Regan and Wieland.

(Continued on next page)	F-24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commissions

During 2011 and 2010, we incurred brokerage fees of $82,833 and $222,783, respectively, to Roger Domres, or entities owned by Roger Domres, shareholder of INREIT, and a former governor and member of INREIT Management, LLC. Brokerage fees are paid based on 4% of the purchase price of limited partnership units and 8% of the purchase price of INREIT common shares sold. During the years ended December 31, 2011 and 2010, we incurred marketing fees of $19,063 and $139,111, respectively, to HSC Partners, LLC, an entity owned by Roger Domres. Marketing fees are paid based on 2% of the purchase price of INREIT common shares sold. As of December 31, 2010, we owed $111,058, to HSC Partners, LLC for brokerage and marketing fees. As of December 31, 2011, there were no outstanding brokerage or marketing fees owed to HSC Partners, LLC or entities owned by Roger Domres.

During 2011 and 2010, we incurred brokerage fees of $54,701 and $534,919, respectively, to Dale Lian of JKJD, LLC, an entity controlled by Kenneth Regan, James Wieland, James Echtenkamp and Dale Lian, related parties. Brokerage fees are paid based on 4% of the purchase price of limited partnership units and 8% of the purchase price of INREIT common shares sold. As of December 31, 2011, there were no outstanding brokerage fees owed to Dale Lian of JKJD, LLC. As of December 31, 2010, we owed $200,835 to Dale Lian of JKJD, LLC.

During 2011 and 2010, we incurred brokerage commissions of $92,487 and $27,824, respectively, to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees. As of December 31, 2010, we owed $1,440 to the broker-dealer. As of December 31, 2011, there were no outstanding brokerage fees owed to the broker-dealer.

During 2011 and 2010, we incurred real estate commissions of $265,260 and $284,888, respectively, to Goldmark Schlossman Commercial Real Estate Services, Inc., which is controlled by Board of Trustee members Kenneth Regan and James Wieland. There were no outstanding commissions owed as of December 31, 2011 and 2010, respectively.

Rental Income

During 2011 and 2010, we received rental income of $2,160,070 and $2,763,863, respectively, under various lease agreements with Edgewood Vista Senior Living, Inc., an entity affiliated with Philip Gisi and Rex Carlson, former members of the Board of Trustees. As of December 31, 2011 and 2010, we were owed $263,526 and $262,350, respectively, from Edgewood Vista Senior Living, Inc. for real estate taxes related to the properties.

During 2011 and 2010, we received rental income each year of $102,500 under a lease agreement for an office building with EMG Investment Group, an entity affiliated with Philip Gisi and Rex Carlson, former members of the Board of Trustees. Gate City Bank, a tenant in the building, is an entity affiliated with Lance Wolfe, current member of the Board of Trustees and the Executive Vice President of the Bank. As of December 31, 2011 and 2010, we were owed $44,042 and $43,756, respectively, from EMG Investment Group for real estate taxes related to the property.

During 2011 and 2010, we received rental income of $179,051 and $179,052, respectively, under an operating lease agreement with GOLDMARK Property Management.

During 2011 and 2010, we received rental income of $51,713 and $42,427, respectively, under an operating lease agreement with INREIT Management, LLC.

(Continued on next page)	F-25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental Incentive

During 2009, we provided a rent incentive of $1,500,000 to a property owned by Edgewood Development Group, an entity affiliated with Philip Gisi, a former member of the Board of Trustees. The rent incentive is being amortized against rental income over the term of the lease. During 2011 and 2010, we amortized $100,000 against income, respectively.

Restricted Deposits

As of December 31, 2011 and 2010, INREIT owed $0 and $53,253, respectively, to Goldmark Property Management for security deposits maintained by INREIT, which were owed to Goldmark Property Management.

Construction Costs / Development Fees

During 2011 and 2010, INREIT incurred construction costs of $0 and $3,135,905, respectively, to Goldmark Property Management.

NOTE 13 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $30,818,270 and $27,210,289 for 2011 and 2010, respectively.

For 2011 and 2010, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $3,963,551 and $3,635,494 respectively, totaled $17,137,525 and $16,029,874, respectively. Commercial properties are leased to tenants under terms expiring at various dates through 2036. Lease terms often include renewal options.

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2011 are as follows:

Years ending December 31,	Amount
2012	$15,619,665
2013	15,087,867
2014	14,782,728
2015	14,361,667
2016	11,471,997
Thereafter	77,596,287

Total Payments	$148,920,211

NOTE 14 - PROPERTY MANAGEMENT FEES

We have entered into various management agreements with unrelated management companies. The agreements provide for the payment of management fees based on a percentage of rental income (5%). During 2011 and 2010, we incurred property management fees of $114,014 and $150,806, respectively, to unrelated management companies.

During 2011 and 2010, we incurred management fees of 5% of rents to INREIT Management, LLC and GOLDMARK Property Management, both related parties (see Note 11).

(Continued on next page)	F-26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

The operating partnership is the 100% owner of Grand Forks INREIT, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. The operating partnership is also the 50% owner of Marketplace Investors, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with Key Bank Real Estate Capital with a balance at December 31, 2011 and 2010 of $11,949,310 and $12,222,900, respectively. We owed $5,974,655 and $6,111,450 for our respective share of the balance as of December 31, 2011 and 2010, respectively.

The operating partnership owns a 2/3 interest as a tenant in common of a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with GE Commercial Finance Business Property Corporation with a balance at December 31, 2011 and 2010 of $7,579,143 and $7,682,846, respectively. We owed $5,052,762 and $5,121,897 for our respective share of the balance on December 31, 2011 and 2010, respectively.

Share Rescission or Liquidation

We could be subjected to claims by shareholders that prior securities sales were not proper. However, we presently believe few, if any, of our shareholders will request rescission due to several factors, including our strong operating performance over the last three years, earnings covering dividends, increased dividends, and, we believe, the current value of our common shares, currently set at $14.00 per share, would exceed the amount a shareholder would receive pursuant to a rescission offer. In fact, based on limited utilization of our repurchase plan (whereby less than 3.5% of the shares sold have been requested to be repurchased under this new plan since January 1, 2011) and known demand for our common shares at $14.00 per share, we believe such claims will not exceed $1.0 million and most likely would not exceed our cash and cash equivalents of approximately $3.2 million at December 31, 2011. Additionally, as of December 31, 2011, we had approximately $6.9 million in unused lines of credit. The amount and validity of any such claims, if asserted, however, is speculative at this time and the potential claims could approximate $33 million. If claims are greater than anticipated and such claims are found to be meritorious, our liquidity could be negatively affected and we could be required to sell additional securities or borrow additional funds. We believe we have ready access to any additional capital that might be required, but there is no assurance such funds will be available or, if available, on terms acceptable to us.

Investment in Unconsolidated Affiliate

The operating partnership owns a 40.26% interest in Highland Meadows, LLLP, a 144 unit multi-tenant apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with NorthMarq Capital LLC with a balance at December 31, 2011 of $2,495,298. We owed $1,004,607 of our respective share of the balance as of December 31, 2011. The property was purchased in July 2011.

(Continued on next page)	F-27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - DISCONTINUED OPERATIONS

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

During the fourth quarter of 2011, there were no dispositions.

2010

During the first quarter of 2010, we sold an apartment complex in Carrington, North Dakota for $710,000 and recognized a gain of $189,374.

During the second quarter of 2010, there were no dispositions.

During the third quarter of 2010, we sold an apartment complex in Fargo, North Dakota for $1,550,000 and recognized a gain of $574,644.

During the fourth quarter of 2010, we sold an assisted living facility in Minot, North Dakota for $7,830,595 and recognized a gain of $1,228,798.

The following table shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for 2011 and 2010:

	Discontinued Operations Twelve Months Ended December 31,
	2011	2010
INCOME FROM RENTAL OPERATIONS EXPENSES	$145,732	$1,106,022
Expenses from rental operations
Interest	66,041	384,195
Depreciation and amortization	52,608	229,629
Real estate taxes	33,367	147,806
Property management fees	6,375	29,241
Utilities	10,716	29,396
Repairs and maintenance	5,340	38,045
Insurance	8,813	9,000
Administrative	15,020	61,946

	198,280	929,259

Administration of REIT
Administrative expenses	150	280
Acquisition and disposition expenses	123,500	302,718
Legal and accounting	7,426	13,015

	131,076	316,013

Total expenses	329,356	1,245,272

OTHER INCOME
Interest income	—	784

	—	784
INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN (LOSS) ON SALE	(183,624)	(138,465)
GAIN ON SALE OF DISCONTINUED OPERATIONS	300,069	1,992,816

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$116,445	$1,854,351

(Continued on next page)	F-28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - BUSINESS COMBINATIONS

We continue to implement our strategy of acquiring properties in desired markets. It is impractical for us to obtain historical financial information on acquired properties and accordingly, proforma statements have not been presented.

We account for our property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of their fair value. Techniques used to estimate fair value include an appraisal of the property by a certified independent appraiser at the time of acquisition. Significant factors included in the independent appraisal include items such as current rent schedules, occupancy levels, and discount factors. Property valuations are completed primarily using the income capitalization approach, in which anticipated benefits are converted to an indication of current value.

The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs, in-place leases and tenant relationships, is allocated based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics considered by management in allocating these values include the nature and extent of the existing business relationships with the tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.

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

2011 Purchases

In January 2011, the operating partnership purchased a 4,997 square foot restaurant in Apple Valley, Minnesota for approximately $2.5 million. The purchase was financed through the issuance of limited partnership units valued at approximately $1.7 million and cash.

In January 2011, the operating partnership purchased the remaining 65.44% interest in Sierra Ridge, a 136 unit apartment complex in Bismarck, North Dakota for approximately $6.5 million. The purchase was financed with approximately $2.2 million in cash and the assumption of $4.3 million in debt. The debt assumption was finalized on April 1, 2011.

(Continued on next page)	F-29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2011, the operating partnership purchased a 40 unit apartment complex and a 24 unit apartment complex in Fargo, North Dakota for approximately $2.5 million. The purchase was financed through the assumption of approximately $0.8 million in debt and the issuance of limited partnership units valued at approximately $1.7 million. The properties were purchased from entities affiliated with Kenneth Regan and James Wieland, related parties who each received limited partnership units valued at approximately $419,000.

In May 2011, the operating partnership purchased a 2,712 square foot restaurant and a 3,510 square foot office building in Moorhead, Minnesota for approximately $2.2 million. The purchase was financed with a combination of a new $575,000 loan and the issuance of limited partnership units valued at approximately $1.6 million.

In June 2011, the operating partnership purchased a 13,390 square foot retail store and 36,432 square feet of adjacent land in Denver, Colorado for approximately $5.9 million. The purchase was financed with a combination of a $4.6 million loan and approximately $1.3 million in cash.

In July 2011, the operating partnership purchased a 24 unit apartment complex in Fargo, North Dakota for approximately $1.0 million. The purchase was financed with the issuance of limited partnership units valued at approximately $503,000, the assumption of an approximately $531,000 loan, and cash.

In July 2011, the operating partnership purchased a 40.26% interest in a 144 unit apartment building in Bismarck, North Dakota. The sales price was approximately $2.3 million. The purchase was financed with the issuance of limited partnership units valued at approximately $1.2 million, the assumption of approximately $1.0 million in mortgage debt and $125,000. The remaining ownership consists of Mr. Regan and Mr. Wieland, related parties. The investment is recorded under the equity method of accounting.

In August 2011, the operating partnership purchased an 18 unit apartment building in Grand Forks, North Dakota for approximately $640,000. The purchase was financed with the issuance of limited partnership units valued at approximately $382,000, new loan of $249,000 and cash.

In September 2011, the operating partnership purchased a single tenant 8,000 square foot office building in Norfolk, Nebraska for $600,000. The purchase was financed with cash.

In October 2011, the operating partnership purchased a 42,000 square foot implement dealership in Marshall, Minnesota for approximately $5.0 million. The purchase was financed with the issuance of limited partnership units valued at approximately $2.6 million, an approximately $2.4 million loan and cash. The purchase price allocation is not yet complete.

In December 2011, the operating partnership purchased a 414 unit apartment complex in Eagan, Minnesota for approximately $26.2 million. The purchase was financed with the assumption of an existing $16.7 million mortgage, an $8.0 million advance from the Wells Fargo line of credit and cash.

Total consideration given for acquisitions in 2011 was primarily given in the form of cash, which totaled approximately $13,284,000. Acquisitions with total consideration of approximately $9,664,000 were completed through issuing limited partnership units in the operating partnership, valued at $14.00 per unit. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

(Continued on next page)	F-30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the assets acquired and liabilities assumed during 2011:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable Lease Terms	Mortgages Assumed	Consideration Given
Applebee’s, Apple Valley, MN	$1,795,299	$322,866	$404,635	$—	$—	$2,522,800
Sierra Ridge Apartments, Bismarck, ND	6,458,761	—	—	—	(4,264,480)	2,194,281
Country Side Apartments, Fargo, ND	936,320	—	—	—	(286,083)	650,237
Country Club Apartments, Fargo, ND	1,527,680	—	—	—	(466,766)	1,060,914
Bank of the West, Moorhead, MN	922,187	77,813	—	—	(263,925)	736,075
Dairy Queen, Moorhead, MN	1,027,324	151,810	1,866	—	(311,075)	869,925
Walgreen’s, Denver, CO	4,706,332	449,949	53,719	—	(4,062,030)	1,147,970
Taco Bell Land, Denver, CO	669,224	20,122	654	—	(537,970)	152,030
Islander Apartments, Fargo, ND	1,044,000	—	—	—	(530,928)	513,072
Southview III, Grand Forks, ND	639,511	—	—	—	(249,000)	390,511
Premiere Marketing, Norfolk, NE	495,296	111,051	—	(6,347)	—	600,000
Titan Machinery, Marshall, MN	5,000,000	—	—	—	(2,445,391)	2,554,609
Glen Pond Apartments, Eagan, MN	26,250,000	—	—	—	(16,694,344)	9,555,656

	$51,471,934	$1,133,611	$460,874	$(6,347)	$(30,111,992)	$22,948,080

For one acquisition completed during 2011, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the purchase price of the business. Consequently, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, we recognized a gain of $100,000 associated with this acquisition. The gain is included in the line item “Other income” in the Consolidated Statement of Operations.

2010 Purchases

In January 2010, the operating partnership purchased a 14 unit apartment building in Hawley, Minnesota. The approximate purchase price was $425,000. The purchase was financed with limited partnership units valued at approximately $213,000 and cash.

In March 2010, the operating partnership purchased a 5,043 square foot restaurant in Bloomington, Minnesota. The approximate purchase price was $2.2 million, paid in cash.

In March 2010, the operating partnership purchased a 5,576 square foot restaurant in Coon Rapids, Minnesota. The approximate purchase price was $2.4 million. The purchase was financed with limited partnership units valued at approximately $2.1 million and cash.

In March 2010, the operating partnership purchased a 4,936 square foot restaurant in Savage, Minnesota. The approximate purchase price was $1.6 million, paid in cash.

In July 2010, the operating partnership purchased a 14,830 square foot retail store in Laurel, Mississippi. The approximate purchase price was $3.9 million. The purchase was financed with new mortgage financing of approximately $2.5 million and cash.

In July 2010, the operating partnership purchased a 7,296 square foot restaurant in Austin, Texas. The approximate purchase price was $2.5 million. The purchase was financed with limited partnership units valued at approximately $1.7 million and cash.

In August 2010, the operating partnership purchased an 81.25% partnership interest in a 144 unit apartment building in West Fargo, North Dakota. The approximate purchase price was $6.6 million. The purchase was financed with new mortgage financing of approximately $6.6 million.

In November 2010, the operating partnership purchased an 18 unit apartment building in Fargo, North Dakota. The purchase price was $844,000. The purchase was financed with limited partnership units valued at $844,000.

(Continued on next page)	F-31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2010, the operating partnership purchased an additional 1.34% interest in a 172 unit apartment building in Bismarck, North Dakota. The approximate purchase price was $121,000. The operating partnership had previously held a 1/3 interest in the property.

In December 2010, the operating partnership purchased a 9,100 square foot commercial property in Mandan, North Dakota. The approximate purchase price was $1.5 million, paid in cash.

In December 2010, the operating partnership purchased a 24 unit apartment building in Fargo, North Dakota, from an entity affiliated with James Wieland, a related party. The approximate purchase price was $820,000. The purchase was financed with limited partnership units valued at $506,000 and cash.

In December 2010, the operating partnership purchased an 18 unit apartment building in Fargo, North Dakota, from an entity affiliated with Kenneth Regan, a related party. The approximate purchase price was $665,000. The purchase was financed with limited partnership units valued at $665,000.

In December 2010, the operating partnership purchased an 18 unit apartment building in Fargo, North Dakota, from an entity affiliated with James Wieland and Kenneth Regan, related parties. The approximate purchase price was $665,000. The purchase was financed with limited partnership units valued at $665,000.

In December 2010, the operating partnership purchased a 16 unit apartment building in Fargo, North Dakota, from an entity affiliated with James Wieland, a related party. The approximate purchase price was $620,000. The purchase was financed with limited partnership units valued at $530,000 and cash.

In December 2010, the operating partnership purchased a 20 unit apartment building in Fargo, North Dakota, from an entity affiliated with Kenneth Regan, a related party. The approximate purchase price was $780,000. The purchase was financed with limited partnership units valued at $360,000 and cash.

In December 2010, the operating partnership purchased a 20 unit apartment building in Fargo, North Dakota, from an entity affiliated with Kenneth Regan, a related party. The approximate purchase price was $780,000. The purchase was financed with limited partnership units valued at $780,000.

In December 2010, the operating partnership purchased a 24 unit apartment building in Fargo, North Dakota, from an entity affiliated with James Wieland and Kenneth Regan, related parties. The approximate purchase price was $1,300,000. The purchase was financed with limited partnership units valued at $855,000 and cash.

Total consideration given for acquisitions in 2010 was primarily given in the form of cash, which totaled approximately $17,421,000. Acquisitions with total consideration of approximately $7,830,000 were completed through issuing limited partnership units in the operating partnership, valued at $14.00 per unit. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

(Continued on next page)	F-32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes fair value of the assets acquired and liabilities assumed during 2010:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable Lease Terms	Mortgages Assumed	Consideration Given
Westside Apartments, Hawley, MN	$425,000	$—	$—	$—	$—	$425,000
Applebee’s, Bloomington, MN	1,426,868	322,368	400,764	—	—	2,150,000
Applebee’s, Coon Rapids, MN	1,617,328	326,155	482,517	—	—	2,426,000
Applebee’s, Savage, MN	1,165,240	253,324	150,436	—	—	1,569,000
Buffalo Wild Wings, Austin, TX	2,238,329	376,657	—	(67,110)	—	2,547,876
Walgreens, Laurel, MS	3,623,441	335,865	—	(57,806)	(2,477,849)	1,423,651
Eagle Run, West Fargo, ND	6,624,000	—	—	—	—	6,624,000
Sierra Ridge, Bismarck, ND	121,239	—	—	—	—	121,239
Galleria III, Fargo, ND	844,000	—	—	—	—	844,000
Mandan Commercial, Mandan, ND	1,370,884	142,701	37,655	(61,240)	—	1,490,000
Maplewood Bend I, Fargo, ND	820,000	—	—	—	—	820,000
Maplewood Bend III, Fargo, ND	665,000	—	—	—	—	665,000
Maplewood Bend IV, Fargo, ND	665,000	—	—	—	—	665,000
Maplewood Bend VI, Fargo, ND	620,000	—	—	—	—	620,000
Maplewood Bend VII, Fargo, ND	780,000	—	—	—	—	780,000
Maplewood Bend VIII, Fargo, ND	780,000	—	—	—	—	780,000
Maplewood Bend Royal, Fargo, ND	1,300,000	—	—	—	—	1,300,000

	$25,086,329	$1,757,070	$1,071,372	$(186,156)	$(2,477,849)	$25,250,766

For one acquisition completed during 2010, the fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the purchase price of the business. Consequently, we reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, we recognized a gain of $608,500 associated with this acquisition. The gain is included in the line item “Other income” in the Consolidated Statement of Operations.

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

(Continued on next page)	F-33

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - OTHER COMPREHENSIVE INCOME

The details related to other comprehensive income are as follows:

	2011	2010
Net income	$6,617,950	$7,612,575

Other comprehensive income (loss) Increase (decrease) in fair value of interest rate swap	(258,087)	(26,167)

Total other comprehensive income (loss)	(258,087)	(26,167)

Comprehensive income	6,359,863	7,586,408
Comprehensive income attributable to the noncontrolling interest	4,699,638	5,720,577

Comprehensive income attributable to INREIT Real Estate Investment Trust	$1,660,225	$1,865,831

NOTE 19 - SUBSEQUENT EVENTS

In January 2012, the operating partnership purchased a 2,811 square foot restaurant in Dickinson, North Dakota for approximately $1,330,000. The purchased was financed primarily with limited partnership units valued at approximately $1.3 million and cash.

In February 2012, the operating partnership sold a 4,500 square foot retail property in Norfolk, Nebraska for approximately $335,000 and recognized a loss of approximately $88,000.

In February 2012, the operating partnership received full payment in the amount of $1,509,000 on the Minot Land note that was outstanding as of December 31, 2011.

Pending acquisitions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

F-34

SUPPLEMENTARY DEPRECIATION SCHEDULE

Total Investment By Property

December 31, 2011

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life in Years on which Depreciation on latest Income Statement is Computed
Banner Land	ND-Fargo		$929,427		$22,736	$22,736		$952,163		07/03/2007
Echelon Land	ND-Fargo		14,033		408	408		14,441		12/31/2008
Minot Land	ND-Minot		461,001		7,205	7,205		468,206		12/10/2008
Taco Bell Land	CO-Denver	531,936	669,224		—	—		669,224		06/14/2011

Total		$531,936	$2,073,685	$—	$30,348	$30,348	$—	$2,104,033	$—

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life in Years on which Depreciation on latest Income Statement is Computed
Bio-Life	ND-Bismarck & Grand Forks; MI-Marquette; MN-Mankato; WI-Eau Claire, Janesville, Onalaska, Oshkosh, Sheboygan, Stevens Point	$12,509,057	$3,211,841	$20,612,032	$1,169,647	$—	$1,169,647	$24,993,519	$(2,126,232)	01/03/2008	40

Total		$12,509,057	$3,211,841	$20,612,032	$1,169,647	$—	$1,169,647	$24,993,519	$(2,126,232)

F-35

SUPPLEMENTARY DEPRECIATION SCHEDULE

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life in Years on which Depreciation on latest Income Statement is Computed
Arneson	ND-Fargo	$956,603	$151,011	$1,158,086	$187,405	$9,734	$177,671	$1,496,503	$(159,461)	03/23/2007	10-40
Autumn Ridge	ND-Grand Forks	6,532,804	1,071,772	8,874,927	37,958	19,158	18,800	9,984,658	(1,233,568)	08/16/2004	9-40
Bayview	ND-Fargo	2,100,796	285,010	4,077,439	28,227	810	27,417	4,390,675	(411,280)	12/31/2007	20-40
Berkshire	ND-Fargo	337,723	30,500	406,366	9,456	3,951	5,505	446,322	(38,722)	03/31/2008	20-40
Brookfield	ND-Fargo	1,657,972	195,800	2,005,765	50,886	31,726	19,160	2,252,450	(169,654)	08/01/2008	20-40
Carling Manor	ND-Grand Forks	564,533	62,200	656,186	10,544	7,471	3,073	728,930	(61,864)	03/31/2008	40
Carlton	ND-Fargo	4,227,813	528,889	7,206,863	210,985	180,245	30,739	7,946,736	(602,946)	09/01/2008	20-40
Chandler	ND-Grand Forks	—	25,991	269,687	4,743	4,743		300,421	(47,195)	01/03/2005	40
Colony Manor	ND-Grand Forks	869,372	73,100	1,042,788	18,913	7,605	11,308	1,134,801	(92,082)	07/01/2008	20-40
Columbia West	ND-Grand Forks	1,487,005	282,500	3,432,377	46,368	12,959	33,408	3,761,245	(286,714)	09/01/2008	20-40
Country Club	ND-Fargo	437,268	252,196	1,265,248				1,517,444	(21,008)	05/02/2011	40
Countryside	ND-Fargo	268,003	135,356	676,858				812,214	(11,281)	05/02/2011	40
Danbury	ND-Fargo	3,182,862	251,631	6,008,390	201,739	131,535	70,204	6,461,759	(606,196)	12/31/2007	20-40
Eagle Run	ND-West Fargo	4,955,117	561,818	5,798,426	13,770	13,770	—	6,374,014	(204,995)	08/12/2010	9-40
Emerald Court	ND-Fargo	690,771	63,000	829,766	59,786	3,640	56,146	952,552	(81,135)	03/31/2008	20-40
Fairview	ND-Bismarck	3,386,596	266,628	3,983,379	59,304		59,304	4,309,311	(302,487)	12/31/2008	20-40
Flickertail	ND-Fargo	2,920,958	427,804	5,696,520	9,194		9,194	6,133,519	(424,876)	12/31/2008	40
Galleria III	ND-Fargo	660,752	118,120	680,770	144	144		799,035	(19,856)	11/09/2010	9-40
Glen Pond	MN-Eagan	24,694,344	3,761,000	20,833,000				24,594,000	(43,402)	12/02/2011	40
Hunter Apts (Betty Ann & Martha Alice)	ND-Fargo	633,347	148,101	1,506,817	59,051	400	58,651	1,713,970	(92,446)	08/31/2009	20-40
Hunter’s Run II	ND-Fargo	633,347	44,000	441,366	1,984	1,984		487,350	(38,620)	07/01/2008	40
Islander	ND-Fargo	522,787	97,952	883,746				981,698	(11,047)	07/01/2011	40
Library Lane	ND-Bismarck	1,981,723	278,637	2,400,771	76,000	22,825	53,175	2,755,408	(258,189)	10/01/2007	40
Maple Ridge	NE-Omaha	4,469,145	765,800	5,789,218	611,101		611,101	7,166,119	(516,188)	08/01/2008	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	ND-Fargo	3,597,985	781,343	5,851,997	1,841	1,841		6,635,180	(196,688)	01/01/2009	40
Oak Court	ND-Fargo	1,919,916	265,000	2,387,666	77,210	4,793	72,417	2,729,876	(220,319)	04/30/2008	40
Parkwood	ND-Fargo	977,791	124,000	1,145,039	12,635	7,902	4,733	1,281,674	(97,594)	08/01/2008	40
Pebble Creek	ND-Bismarck	2,595,793	234,000	3,371,603	58,061	25,906	32,155	3,663,664	(323,944)	03/19/2008	20-40
Prairiewood	ND-Fargo	1,668,991	306,376	1,853,478	14,623	9,819	4,805	2,174,477	(228,857)	09/01/2006	40
Richfield	ND-Grand Forks	2,664,804	687,500	6,380,480	240,896	71,501	169,395	7,308,876	(723,222)	07/01/2007	40
Rosegate	ND-Fargo	2,446,864	223,625	2,984,781	81,742	27,602	54,140	3,290,147	(284,217)	04/30/2008	8-40
Saddlebrook	ND-Fargo	1,161,291	147,939	1,261,616	6,085		6,085	1,415,640	(95,088)	12/31/2008	40
Sierra Ridge	ND-Bismarck	6,281,564	704,128	8,795,438	56,753	55,086	1,667	9,556,319	(533,576)	09/01/2006	40
Somerset	ND-Fargo	1,889,144	233,000	3,431,245	69,932	69,932		3,734,178	(300,234)	07/01/2008	40
Southgate	ND-Fargo	3,139,094	773,619	5,071,994	35,122	29,804	5,318	5,880,736	(584,890)	07/01/2007	40
Southview III	ND-Grand Forks	247,617	98,591	554,347	—			652,938	(5,504)	08/01/2011	40
Southview	ND-Fargo	2,166,400	254,400	2,571,088	42,998	13,403	29,595	2,868,486	(270,097)	10/01/2007	20-40
Stonybrook	NE-Omaha	5,786,446	1,439,242	8,320,473	118,356		118,356	9,878,071	(579,428)	01/20/2009	40
Sunset Ridge	ND-Bismarck	9,435,000	1,560,744	11,015,176	245,080	234,032	11,049	12,821,000	(710,753)	06/06/2008	40
Sunview	ND-Grand Forks	1,289,752	144,418	1,613,991	36,229	525	35,704	1,794,637	(123,019)	12/31/2008	40
Sunwood	ND-Fargo	1,858,047	274,000	3,402,132	209,193	87,151	122,042	3,885,325	(396,000)	07/01/2007	20-40
Twin Parks	ND-Fargo	1,660,966	124,725	2,089,891	15,829	7,882	7,947	2,230,445	(169,173)	10/01/2008	20-40
Village	ND-Grand Forks	1,137,984	166,100	1,434,786	40,062	7,623	32,439	1,640,948	(114,945)	11/01/2008	40
Village Park	ND-Fargo	936,141	225,305	1,958,066	20,655	13,157	7,498	2,204,026	(178,128)	04/30/2008	40
Village West	ND-Fargo	—	368,893	2,273,918	7,708	7,708		2,650,520	(208,688)	04/30/2008	40
Westside	MN-Hawley	—	57,386	359,634	—			417,020	(17,232)	02/01/2010	9-40
Westwind	ND-Fargo	384,163	43,000	507,931	27,373	5,792	21,581	578,304	(43,182)	04/30/2008	40
Westwood	ND-Fargo	5,409,723	527,800	6,461,610	171,451	73,273	98,178	7,160,861	(586,293)	06/05/2008	20-40
Willow Park	ND-Fargo	2,616,412	287,554	5,296,148	5,531	3,531	2,000	5,589,233	(397,945)	12/31/2008	40

Total		$129,443,530	$19,931,504	$176,319,290	$3,292,922	$1,210,963	$2,081,959	$199,543,716	$(13,124,229)

F-36

SUPPLEMENTARY DEPRECIATION SCHEDULE

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life in Years on which Depreciation on latest Income Statement is Computed
Aetna	ND-Bismarck	$7,178,722	$1,265,474	$7,460,528	$101,374	$25,066	$76,308	$8,827,375	$(900,721)	12/06/2006	20-40
Banner	ND-Fargo	5,052,762	468,516	5,320,881	107,319	37,315	70,003	5,896,716	(626,036)	03/15/2007	40
Bank of the West-Moorhead	MN-Moorhead	254,237	210,000	712,187	—			922,187	(11,870)	05/13/2011	40
CFB (Bank of the West)	ND-Fargo	2,401,144	615,994	3,299,946	54,731	19,907	34,824	3,970,671	(644,036)	03/16/2004	40
Ear Acres	ND-Fargo	—	66,548	1,238,316	7,651	3,731	3,921	1,312,515	(129,528)	10/18/2007	40
Echelon	ND-Fargo	1,286,105	477,049	1,490,573	27,691	27,032	659	1,995,313	(173,847)	05/15/2007	40
Gate City	ND-Grand Forks	1,114,788	375,200	916,667	7,660	7,660		1,299,527	(86,038)	03/31/2008	40
Goldmark Office Park	ND-Fargo	5,753,990	1,069,255	14,825,231	413,085	90,692	322,392	16,307,570	(1,691,744)	07/01/2007	40
Great American Bldg	ND-Fargo	1,136,368	502,101	1,625,515	35,112	8,461	26,651	2,162,728	(226,173)	02/01/2005	40
Midtown Plaza	ND-Minot	703,705	30,000	1,207,195	5,671		5,671	1,242,866	(202,188)	01/01/2004	40
Premiere Marketing	NE-Norfolk	—	112,338	482,958				595,296	(4,025)	09/07/2011	40
Regis	MN-Edina	9,938,892	2,991,427	7,633,298	—			10,624,726	(582,833)	01/01/2009	40
SSA	MN-St Cloud	—	100,000	2,793,492	6,931		6,931	2,900,423	(332,726)	03/20/2007	20-40
WF Center	MN-Duluth	—	600,000	7,576,243	158,117		158,117	8,334,360	(843,628)	07/11/2007	40

Total		$34,820,712	$8,883,902	$56,583,029	$925,341	$219,864	$705,477	$66,392,272	$(6,455,393)

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life in Years on which Depreciation on latest Income Statement is Computed
Applebee’s-Apple Valley	MN-Apple Valley	$—	$560,200	$1,235,098	$—			$1,795,298	$(30,877)	01/27/2011	40
Applebee’s-Bloomington	MN-Bloomington	—	1,000,000	473,938	—			1,473,938	(19,377)	03/22/2010	40
Applebee’s-Coon Rapids	MN-Coon Rapids	—	750,300	875,028	—			1,625,328	(40,105)	03/09/2010	40
Applebee’s-Savage	MN-Savage	—	690,000	424,170	—			1,114,170	(21,599)	01/01/2010	40
Becker Furniture	MN-Waite Park	—	150,000	2,064,879	—			2,214,879	(283,921)	07/12/2006	40
Buffalo Wild Wings	TX-Austin	—	575,000	1,663,329	1,000		1,000	2,239,329	(62,417)	07/30/2010	40
Burger King	NE-Norfolk	—	173,344	316,820	—			490,164	(51,076)	09/07/2011	40
Colonial Plaza	NE-Norfolk	—	—	—	—		—	—	—	07/01/2005	9-40
Dairy Queen-Moorhead	MN-Moorhead	299,702	240,000	787,324	—			1,027,324	(13,122)	05/13/2011	40
GF Marketplace	ND-Grand Forks	5,974,655	2,061,833	7,745,754	144,236	134,919	9,317	9,951,823	(1,473,851)	07/01/2003	40
Mandan-Family Dollar	ND-Mandan	642,450	166,535	649,086	—			815,620	(17,579)	12/14/2010	40
Mandan-O’Reilly	ND-Mandan	444,606	115,250	449,198	—			564,448	(12,166)	12/14/2010	40
Titan Machinery	MN-Marshall	2,445,391	100,000	4,900,000	—			5,000,000	(30,625)	10/31/2011	40
Walgreens - Batesville, AR	AR-Batesville	6,735,726	472,500	11,136,982	100		100	11,609,582	(400,705)	07/09/2009	40
Walgreens - Fayetteville, AR	AR-Fayetteville	5,185,468	636,350		—			636,350	(295,759)	07/09/2009	40
Walgreens - CO	CO-Denver	4,017,782	2,348,726	2,357,606	—			4,706,332	(34,382)	06/14/2011	40
Walgreens - LA	LA-Alexandria	2,346,633	1,090,000	2,971,970	1,250		1,250	4,063,220	(149,008)	12/18/2009	40
Walgreens - MS	MS-Laurel	2,321,749	1,280,000	2,975,414	8,944		8,944	4,264,358	(111,951)	07/30/2010	40
Westpointe Center	ND-Fargo	2,433,166	697,535	2,577,313	329,148	138,691	190,457	3,603,996	(379,890)	06/30/2006	40

Total		$32,847,328	$13,107,572	$43,603,909	$484,678	$273,610	$211,068	$57,196,159	$(3,428,410)

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Life in Years on which Depreciation on latest Income Statement is Computed
E.V. - Bismarck	ND-Bismarck	$15,327,299	$1,784,598	$19,888,718	$204,258	$204,258		$21,877,574	$(1,130,825)	08/05/2009	40
E.V. - Minot		—		—
Golden Estates	ND-Williston	—	—	—	—		—	—	—

Total		$15,327,299	$1,784,598	$19,888,718	$204,258	$204,258	$—	$21,877,574	$(1,130,825)

Grand Totals		$225,479,862	$48,993,101	$317,006,977	$6,107,195	$1,939,044	$4,168,151	$372,107,273	$(26,265,089)

F-37

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Organization of INREIT Real Estate Investment Trust filed December 3, 2002 (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

4.1*	Declaration of Trust of INREIT Real Estate Investment Trust (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

4.2*	Addendum to Declaration of Trust (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

4.3*	First Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

10.1*	First Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

10.2*	First Amendment and Complete Restatement of Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

10.3*	Second Amendment to the Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

10.4*	Third Amendment to the Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

10.5*	Fourth Amendment to the Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

10.6	Fifth Amendment to the Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from INREIT Real Estate Investment Trust’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) Consolidated Statements of Operations for years ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and; (v) Notes to Consolidated Financial Statements**.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Previously filed.