Form 10-Q
period 2012-03-31
INREIT Real Estate Investment Trust
filed 2012-05-14
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Common Stock, $0.01 par value per share	4,536,905.001

INREIT REAL ESTATE INVESTMENT TRUST

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

	MARCH 31, 2012	DECEMBER 31, 2011
	(unaudited)
ASSETS

PROPERTY AND EQUIPMENT, less accumulated depreciation	$341,000,419	$355,661,993
CASH AND CASH EQUIVALENTS	4,738,367	3,192,785
RESTRICTED DEPOSITS AND FUNDED RESERVES	4,017,501	3,397,991
INVESTMENT IN UNCONSOLIDATED AFFILIATES	4,257,294	1,506,776
DUE FROM RELATED PARTY	92,120	367,642
RECEIVABLES	2,148,082	2,629,452
PREPAID EXPENSES	453,387	709,061
NOTES RECEIVABLE	252,860	1,807,159
FINANCING COSTS, less accumulated amortization of $1,115,588 in 2012 and $1,011,602 in 2011	2,207,879	2,359,556
ASSETS HELD FOR SALE	—	449,734
RENT INCENTIVE, less accumulated amortization of $241,667 in 2012 and $216,667 in 2011	1,263,333	1,283,333
INTANGIBLE ASSETS, less accumulated amortization of $1,887,134 in 2012 and $1,660,688 in 2011	8,546,024	7,177,854
OTHER ASSETS	699,229	724,229

	$369,676,495	$381,267,565

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011

	MARCH 31, 2012	DECEMBER 31, 2011
	(unaudited)
LIABILITIES

MORTGAGE NOTES PAYABLE	$199,874,859	$217,479,862
NOTES PAYABLE	4,000,000	8,000,000
SPECIAL ASSESSMENTS PAYABLE	1,481,628	1,574,376
DIVIDENDS PAYABLE	3,105,615	2,945,560
DUE TO RELATED PARTY	350,959	66,734
TENANT SECURITY DEPOSITS PAYABLE	1,558,397	1,529,891
INVESTMENT CERTIFICATES	1,422,924	1,443,899
UNFAVORABLE LEASES, net	759,051	519,305
ACCOUNTS PAYABLE—TRADE	77,070	9,151
LIABILITIES RELATED TO ASSETS HELD FOR SALE	—	6,324
FAIR VALUE OF INTEREST RATE SWAP	423,780	452,586
DEFERRED INSURANCE PROCEEDS	49,490	49,189
ACCRUED EXPENSES	2,927,118	2,964,421

TOTAL LIABILITIES	216,030,891	237,041,298

COMMITMENTS—NOTE 15

SHAREHOLDERS’ EQUITY

NONCONTROLLING INTEREST IN OPERATING PARTNERSHIP	109,381,609	108,542,389
BENEFICIAL INTEREST	44,687,775	36,136,464
ACCUMULATED COMPREHENSIVE LOSS	(423,780)	(452,586)

	153,645,604	144,226,267

	$369,676,495	$381,267,565

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
INCOME FROM RENTAL OPERATIONS
REAL ESTATE RENTAL INCOME	$12,471,223	$10,901,808
TENANT REIMBURSEMENTS	958,816	1,050,575

	13,430,039	11,952,383
EXPENSES
EXPENSES FROM RENTAL OPERATIONS
INTEREST	3,039,543	2,954,478
DEPRECIATION AND AMORTIZATION	2,755,585	2,431,970
REAL ESTATE TAXES	1,547,679	1,398,655
PROPERTY MANAGEMENT FEES	1,076,737	920,628
UTILITIES	1,061,807	981,417
REPAIRS AND MAINTENANCE	1,168,480	1,273,167
INSURANCE	225,025	172,391

	10,874,856	10,132,706
ADMINISTRATION OF REIT
ADMINISTRATIVE EXPENSES	30,379	28,238
ADVISORY FEES	324,053	188,570
ACQUISITION AND DISPOSITION EXPENSES	159,813	137,182
TRUSTEE FEES	7,200	9,900
LEGAL AND ACCOUNTING	188,642	219,265

	710,087	583,155

TOTAL EXPENSES	11,584,943	10,715,861

INCOME FROM OPERATIONS	1,845,096	1,236,522

OTHER INCOME
EQUITY IN INCOME OF UNCONSOLIDATED	204,908	—
AFFILIATES
INTEREST INCOME	29,929	64,546

	234,837	64,546

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
INCOME FROM CONTINUING OPERATIONS	2,079,933	1,301,068

DISCONTINUED OPERATIONS—NOTE 16	(96,615)	20,428

NET INCOME	$1,983,318	$1,321,496

NET INCOME ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	1,448,138	972,111

NET INCOME ATTRIBUTABLE TO INREIT REAL ESTATE INVESTMENT TRUST	$535,180	$349,385

NET INCOME PER COMMON SHARE BASIC AND DILUTED	$0.13	$0.09

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Common Shares	Shares Amount	Earnings (Deficit)	Beneficial Interest	Noncontrolling Interest	Comprehensive Loss	Total
BALANCE, DECEMBER 31, 2010	3,602,853	$42,284,483	$(7,439,249)	$34,845,234	$105,012,439	$(194,499)	$139,663,174
Issuance of common shares	123,521	1,712,311		1,712,311			1,712,311
Contribution of assets in exchange for the issuance of noncontrolling interest shares					1,698,549		1,698,549
Repurchase of shares	(34,171)	(430,560)		(430,560)			(430,560)
Dividends
Dividends declared			(750,775)	(750,775)	(2,106,867)		(2,857,642)
Dividends reinvested —stock dividend	31,806	423,016		423,016			423,016
UPREIT units converted to REIT common shares	6,548	82,509		82,509	(82,509)
Syndication costs			(130,798)	(130,798)	(67,942)		(198,740)
Decrease in fair value of interest rate swap						20,068	20,068
Net income			349,385	349,385	972,111		1,321,496

BALANCE, MARCH 31, 2011	3,730,557	$44,071,759	$(7,971,437)	$36,100,322	$105,425,781	$(174,431)	$141,351,672

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — PAGE 2

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Common Shares	Shares Amount	Earnings (Deficit)	Beneficial Interest	Noncontrolling Interest	Comprehensive Loss	Total
BALANCE, DECEMBER 31, 2011	3,796,223	$45,009,577	$(8,873,113)	$36,136,464	$108,542,389	$(452,586)	$144,226,267
Issuance of common shares	664,540	9,131,941		9,131,941			9,131,941
Contribution of assets in exchange for the issuance of noncontrolling interest shares					2,298,381		2,298,381
Repurchase of shares	(59,962)	(755,528)		(755,528)			(755,528)
Dividends
Dividends declared			(926,275)	(926,275)	(2,256,430)		(3,182,705)
Dividends reinvested — stock dividend	35,465	471,686		471,686			471,686
UPREIT units converted to REIT common shares	49,326	642,336		642,336	(642,336)		—
Syndication costs			(548,029)	(548,029)	(8,533)		(556,562)
Decrease in fair value of interest rate swap						28,806	28,806
Net income			535,180	535,180	1,448,138		1,983,318

BALANCE, MARCH 31, 2012	4,485,592	$54,500,012	$(9,812,237)	$44,687,775	$109,381,609	$(423,780)	$153,645,604

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
OPERATING ACTIVITIES
Net income	$1,983,318	$1,321,496
Adjustments to reconcile net income to net cash from operating activities
Loss on sale of property and equipment	87,971	—
Equity in income of unconsolidated affiliates	(204,908)	—
Depreciation	2,364,189	2,193,722
Amortization	392,513	246,347
Effects on operating cash flows due to changes in
Tenant security deposits	(22,197)	(59,930)
Due from related party	275,522	238,084
Receivables	88,184	102,078
Prepaid expenses	245,221	127,788
Rent incentive	(5,000)	—
Other assets	25,000	(25,000)
Due to related party	121,513	21,722
Due to related party for acquisition fees	34,763	—
Tenant security deposits payable	28,506	70,430
Accounts payable	67,919	(92,160)
Liabilities related to assets held for sale	—	(16,832)
Accrued expenses	233,725	(74,063)

NET CASH FROM OPERATING ACTIVITIES	5,716,239	4,053,682

INVESTING ACTIVITIES
Purchase of property and equipment	(52,942)	(188,794)
Purchase of intangible assets	—	(727,501)
Proceeds from sale of property and equipment	350,000	—
Investment in unconsolidated affiliates	(80,726)	—
Distributions received from unconsolidated affiliates	500,200	—
Real estate tax and insurance escrows	(777,357)	(802,082)
Notes receivable payments received	1,554,299	13,091
Deferred insurance proceeds	301	840
Net payments from (deposits to) replacement reserve	(85,300)	(32,442)
Net payments from exchange escrow	—	764,306

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	1,408,475	(972,582)

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011
FINANCING ACTIVITIES
Payments for financing costs	(23,213)	(244,790)
Proceeds from investment certificates issued	—	2,456
Payments on investment certificates	(20,975)	—
Proceeds from issuance of mortgage notes payable	323,879	1,287,000
Principal payments on mortgage notes payable	(7,332,750)	(1,987,512)
Net change in short-term notes payable	(4,000,000)	—
Proceeds from issuance of shares	9,131,941	1,712,311
Repurchase of shares	(755,528)	(430,560)
Distributions paid	(2,473,874)	(2,183,017)
Payment of syndication costs	(428,612)	(510,634)

NET CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES	(5,579,132)	(2,354,746)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,545,582	726,354
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,192,785	10,010,564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,738,367	$10,736,918

SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	3,083,817	2,915,341

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Distributions reinvested	471,686	423,016
Distributions declared and not paid	926,275	750,775
UPREIT distributions declared and not paid	2,256,429	2,106,867
UPREIT units converted to REIT common shares	642,335	82,509
Acquisition of assets in exchange for the issuance of noncontrolling interest shares in UPREIT	2,298,381	1,698,549
Increase in land improvements due to increase in special assessments payable	5,354	68,630
Unrealized (gain) loss on interest rate swap	(28,806)	(20,068)
Accounts payable relating to the acquisition assets	—	2,197,872
Acquisition of assets with reduction of notes receivable	—	89,349
Acquisition of assets through assumption of debt and property purchased with financing	431,284	4,264,480

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

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

INREIT previously established an operating partnership (INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. The general partner has management responsibility for all activities of the operating partnership. As of March 31, 2012 and December 31, 2011, INREIT owned approximately 28.9% and 25.8%, respectively, of the operating partnership. The operating partnership is the 100% owner of Grand Forks INREIT, LLC, Autumn Ridge INREIT, LLC, Bismarck Interstate INREIT, LLC, 32nd Avenue INREIT, LLC, INREIT BL Mankato, LLC, INREIT BL Janesville, LLC, INREIT BL Eau Claire, LLC, INREIT BL Stevens Point, LLC, INREIT BL Sheboygan, LLC, INREIT BL Oshkosh, LLC, INREIT BL Onalaska, LLC, INREIT BL Grand Forks, LLC, INREIT BL Marquette, LLC, INREIT BL Bismarck, LLC, INREIT Stonybrook, LLC, INREIT Alexandria, LLC, INREIT Batesville, LLC, INREIT Fayetteville, LLC, INREIT Laurel, LLC, INREIT Somerset, LLC, Sierra Ridge, LLC, INREIT Maple Ridge, LLC, INREIT Fed-3 LLC, INREIT Sunset Ridge, LLC, the 81.25% owner of Eagle Run Partnership, LLLP, the 50% owner of Marketplace Investors, LLC and the 40.26% interest in Highland Meadows, LLLP.

NOTE 2—PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of March 31, 2012 and consolidated statements of operations, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three month periods ended March 31, 2012 and 2011, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2012 and our consolidated statements of operations, consolidated statements of shareholders’ equity and our consolidated cash flows for the three month periods ended March 31, 2012 and 2011, as applicable. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of INREIT; INREIT Properties, LLLP; Grand Forks INREIT, LLC; Autumn Ridge INREIT, LLC; Bismarck Interstate INREIT, LLC; 32nd Avenue INREIT, LLC; INREIT BL Mankato, LLC; INREIT BL Janesville, LLC; INREIT BL Eau Claire, LLC; INREIT BL Stevens Point, LLC; INREIT BL Sheboygan, LLC; INREIT BL Oshkosh, LLC; INREIT BL Onalaska, LLC; INREIT BL Grand Forks, LLC; INREIT BL Marquette, LLC; INREIT BL Bismarck, LLC; INREIT Stonybrook, LLC; INREIT Alexandria, LLC; INREIT Batesville, LLC; INREIT Fayetteville, LLC; INREIT Laurel, LLC; Sierra Ridge, LLC; INREIT Maple Ridge, LLC; INREIT FED-3, LLC; and INREIT Sunset Ridge, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Principal Business Activity

INREIT has a sole general partner interest in the operating partnership, which owns and operates the following property:

Residential Property

•	2,307 and 204 units respectively in Fargo and West Fargo, North Dakota.

•	551 units in Grand Forks, North Dakota.

•	470 units in Bismarck, North Dakota.

•	316 units in Omaha, Nebraska.

•	14 units in Hawley, Minnesota.

•	414 units in Eagan, Minnesota.

•	193 unit assisted living facility in Bismarck, North Dakota.

Commercial Property

•	15,010 square foot office building in Minot, North Dakota.

•	8,000 square foot office building in Norfolk, Nebraska.

•	15,000 square foot office and retail complex in Fargo, North Dakota.

•	28,500 square foot office and retail complex in Fargo, North Dakota.

•	30,200 square foot retail facility in Waite Park, Minnesota.

•	17,000 square foot office building in Fargo, North Dakota.

•	124,306 square foot office complex in Fargo, North Dakota.

•	10,810 square foot office building in St. Cloud, Minnesota.

•	95,961 square foot office building in Duluth, Minnesota.

•	11,973 square foot office building in Fargo, North Dakota.

•	21,492 square foot office building and 1,625 square foot storage area in Grand Forks, North Dakota.

•	102,448 square foot office building in Edina, Minnesota.

•	5,043 square foot restaurant in Bloomington, Minnesota.

•	5,576 square foot restaurant in Coon Rapids, Minnesota.

•	4,936 square foot restaurant in Savage, Minnesota.

•	7,296 square foot restaurant in Austin, Texas.

•	15,400 square foot commercial building in Mandan, North Dakota.

•	4,997 square foot restaurant in Apple Valley, Minnesota.

•	2,712 square foot restaurant in Moorhead, Minnesota.

•	3,510 square foot office building in Moorhead, Minnesota.

•	2,811 square foot restaurant in Dickinson, North Dakota.

•	42,000 square foot retail building in Marshall, Minnesota.

•	17,760 square foot retail building in Dickinson, North Dakota.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three months ended March 31, 2012 and 2011.

Through December 31, 2011, we accounted for our investment in unconsolidated affiliates using the proportional method as defined in ASC 970. We have not restated prior periods’ financial statements as we believe the accounting change does not have a material effect on those statements.

Investment in unconsolidated affiliates as of March 31, 2012 consists of our 40.26% interest in Highland Meadows, LLLP, owner of one 144 unit residential, multi-tenant apartment complex in Bismarck, North Dakota; our 50.00% interest in Grand Forks Marketplace Retail Center with 183,000 square feet of commercial space in Grand Forks, North Dakota; and our 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial space in Fargo, North Dakota. Consolidation of these investments are not required as the entities do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. We and the respective affiliate partners must approve significant decisions about the applicable entities activities. As of March 31, 2012, the unconsolidated affiliates held total assets of $28.7 million and mortgage notes payable of $21.9 million.

The operating partnership holds a 50.00% interest in Grand Forks Marketplace Retail Center through 100% ownership in Grand Forks INREIT, LLC, which owns a 1/3 interest in the Retail Center, and a 50% ownership in Marketplace Investors, LLC, which owns a 1/3 interest in the Retail Center.

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

Property and Equipment

We account for our property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of fair value. Techniques used to estimate fair value include appraisals of the properties by a certified independent appraiser at the time of acquisition.

Equipment, furniture and fixtures purchased are stated at cost less accumulated depreciation. All costs associated with the development and construction of real estate investments, including acquisition fees and interest, are

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation expense for the three months ended March 31, 2012 and 2011 totaled $2,364,189 and $2,193,722 respectively.

Annually, we evaluate our real estate investments for significant operational changes to assess whether any impairment indications are present, including recurring operating losses or significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. There have been no impairment losses during the three month periods ended March 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of March 31, 2012 and December 31, 2011, management determined that no allowance was necessary for uncollectible receivables.

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

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined that impairment was unnecessary at March 31, 2012 or March 31, 2011.

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

Financing Costs

Financing costs incurred in connection with financing have been capitalized and are being amortized over the life of the financing using the effective interest method.

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

We have adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10 Accounting for Income Tax Uncertainties, on January 1, 2009. The implementation of this standard had no impact on the financial statements. As of both the date of adoption and as of March 31, 2012, the unrecognized tax benefit accrual was zero. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2008.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Effective for periods beginning after December 15, 2011, ASU No. 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 will only apply to our disclosures in Note 9 related to fair value assets and liabilities and is not expected to have a significant impact on our footnote disclosures.

Revenue Recognition

Generally, housing units are rented under short-term lease agreements. Generally, commercial space is rented under long-term lease agreements.

We derive over 95% of our revenues from tenant rents and other tenant-related activities. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $51,403 and $62,691 for the three months ended March 31, 2012 and 2011, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheet as of March 31, 2012 and December 31, 2011 was $1,661,740 and $1,718,527, respectively. We receive payments for these reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share (“Basic EPS”) is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. INREIT had no dilutive potential common shares as of March 31, 2012 or 2011, and therefore, basic earnings per common share were equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2012 and 2011, INREIT’s denominators for the basic and diluted earnings per common share were approximately 4,485,592 and 3,740,568 shares, respectively.

Reclassifications

Certain amounts previously reported in our 2011 financial statements have been reclassified to conform to the fiscal 2012 presentation.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—SEGMENT REPORTING

Commencing January 1, 2012, we began reporting our results in two reportable segments: residential and commercial properties. Our residential properties include multi-family and assisted senior living properties. Our commercial properties include retail, office, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and other general and administrative expenses.

The accounting policies of each segment are consistent with those described in Note 2 of this report.

Segment Revenues and Net Income

The revenues and net operating income for these reportable segments are summarized as follows for the three month periods ended March 31, 2012 and 2011, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Three months ended March 31, 2012	Residential	Commercial	Total
(unaudited)
Income from rental operations	$9,324,339	$4,105,700	$13,430,039
Expenses from rental operations	3,982,871	1,096,858	5,079,729

Net operating income	$5,341,468	$3,008,842	$8,350,310

Interest			3,039,543
Depreciation and amortization			2,755,585
Administration of REIT			710,086
Other (income)/expense			(234,837)

Income from continuing operations			$2,079,933
Discontinued operations			(96,615)

Net income			$1,983,318

Three months ended March 31, 2011	Residential	Commercial	Total
(unaudited)
Income from rental operations	$7,765,651	$4,186,732	$11,952,383
Expenses from rental operations	3,499,503	1,246,755	4,746,258

Net operating income	$4,266,148	$2,939,977	$7,206,125

Interest			2,954,478
Depreciation and amortization			2,431,970
Administration of REIT			583,155
Other (income)/expense			(64,546)

Income from continuing operations			$1,301,068
Discontinued operations			20,428

Net income			$1,321,496

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Assets and Accumulated Depreciation

As of March 31, 2012 (Unaudited)	Residential	Commercial	Total
Property and Equipment	$235,290,280	$137,203,738	$372,494,018
Accumulated Depreciation	(20,167,862)	(11,325,737)	(31,493,599)

	$215,122,418	$125,878,001	$341,000,419

Cash and cash equivalents			4,738,367
Restricted deposits and funded reserves			4,017,501
Investment in unconsolidated affiliates			4,257,294
Receivables and other assets			3,645,678
Financing costs, less accumulated amortization			2,207,879
Assets held for sale			—
Rent incentive, less accumulated amortization			1,263,333
Intangible assets, less accumulated amortization			8,546,024

Total Assets			$369,676,495

As of December 31, 2011	Residential	Commercial	Total
Property and Equipment	$235,230,167	$152,152,404	$387,382,571
Accumulated Depreciation	(18,538,328)	(12,743,162)	(31,281,490)
Property and equipment included in assets held for sale	—	(439,088)	(439,088)

	$216,691,839	$138,970,154	$355,661,993

Cash and cash equivalents			3,192,785
Restricted deposits and funded reserves			3,397,991
Investment in unconsolidated affiliates			1,506,776
Receivables and other assets			6,237,543
Financing costs, less accumulated amortization			2,359,556
Assets held for sale			449,734
Rent incentive, less accumulated amortization			1,283,333
Intangible assets, less accumulated amortization			7,177,854

Total Assets			$381,267,565

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—PROPERTY AND EQUIPMENT

As of March 31, 2012 (unaudited)	Residential	Commercial	Total
Land and land improvements	$23,131,323	$25,813,249	$48,944,572
Building and improvements	198,350,080	109,924,068	308,274,148
Furniture and fixtures	13,808,877	1,466,421	15,275,298

	235,290,280	137,203,738	372,494,018
Less accumulated depreciation	(20,167,862)	(11,325,737)	(31,493,599)

	$215,122,418	$125,878,001	$341,000,419
Less: property and equipment included in assets held for sale	—	—	—

	$215,122,418	$125,878,001	$341,000,419

As of December 31, 2011	Residential	Commercial	Total
Land and land improvements	$23,131,323	$27,800,822	$50,932,145
Building and improvements	198,289,967	122,885,161	321,175,128
Furniture and fixtures	13,808,877	1,466,421	15,275,298

	235,230,167	152,152,404	387,382,571
Less accumulated depreciation	(18,538,328)	(12,743,162)	(31,281,490)

	$216,691,839	$139,409,242	$356,101,081
Less: property and equipment included in assets held for sale	—	(439,088)	(439,088)

	$216,691,839	$138,970,154	$355,661,993

During 2011, we received insurance proceeds in the amount of $491,676 for damages caused by a wind storm. The proceeds were used in 2011 and 2012 to repair damages to the buildings.

There were no insurance proceeds received during the first three months of 2012.

NOTE 5—HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we use a derivative instrument to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we have entered into interest rate swaps in the amount of $1,293,900 and $2,429,044 to provide a fixed rate of 7.25% and 2.57%, respectively. The swaps mature on April 15, 2020 and December 2017, respectively. The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception. The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of March 31, 2012 and December 31, 2011, we have recorded a liability and other comprehensive loss of $423,780 and $452,586, respectively.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

As of March 31, 2012	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$8,727,338	$(1,727,031)	$7,000,307
Above-market leases	1,705,820	(160,103)	1,545,717
Below-market leases	(947,842)	188,791	(759,051)

	$9,485,316	$(1,698,343)	$7,786,973

As of December 31, 2011	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$7,250,261	$(1,523,986)	$5,726,275
Above-market leases	1,588,281	(136,702)	1,451,579
Below-market leases	(688,844)	169,539	(519,305)

	$8,149,698	$(1,491,149)	$6,658,549

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending March 31,	Amount
2013	$762,128
2014	762,128
2015	762,128
2016	762,128
2017	762,128
Thereafter	3,976,333

$7,786,973

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of March 31, 2012 was 12.0 years.

NOTE 7—SHORT TERM NOTES PAYABLE

We have a $11,000,000 variable rate (1-month LIBOR plus 2.50%) line of credit agreement with Wells Fargo Bank, which expires in November 2013; a $1,925,000 fixed rate (4.50%) line of credit agreement with Bremer Bank, which expires in June 2016; and a $2,000,000 variable rate (prime rate or floor of 4.25%) line of credit agreement with State Bank and Trust of Fargo, which expires in June 2012 with a renewal to extend in process. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; and Fargo, North Dakota, respectively. At March 31,

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012, the cumulative balance outstanding on the lines of credit was $4,000,000, leaving $10,925,000 unused under the agreements. At December 31, 2011, the cumulative balance outstanding on the lines of credit was $8,000,000, leaving $6,925,000 unused under the agreements.

NOTE 8—MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of:

Maturity Date	Property Name (a)	Interest Rate Per Annum	Principal Balance at
			31-Mar-12		31-Dec-11
July-13	Grand Forks Marketplace	5.26%	See	(e)	$5,974,655
April-20	Great American Building	7.25%	1,129,021		1,136,368
January-16	Autumn Ridge Apartments	5.74%	2,967,431		2,981,073
November-19	Sierra Ridge Phase II	5.92%	3,475,860		3,491,138	(b)
August-19	Sierra Ridge Phase I	5.46%	2,775,878		2,790,426
May-22	Banner Building	7.04%	See	(e)	5,052,762
August-17	Aetna Building	5.93%	7,150,530		7,178,722
February-15	Echelon Building	4.25%	1,270,471		1,286,105
September-20	Goldmark Office Park	5.33%	5,624,023		5,753,990
July-21	Southgate Apartments	5.96%	3,124,904		3,139,094
December-13	Richfield	6.67%	2,643,506		2,664,804
January-13	Sunwood	7.18%	1,842,531		1,858,047
October-17	Auburn I	6.30%	643,425		645,938
October-17	Hunter’s Run I	6.30%	309,457		310,665
December-17	Southview Villages	6.10%	2,157,808		2,166,400
December-17	Library Lane	6.10%	1,973,863		1,981,723
December-13	Bayview	6.73%	2,084,105		2,100,796
October-19	Danbury	5.03%	3,165,445		3,182,862
March-16	BioLife Properties	7.06-7.56%	12,239,283		12,509,057
January-13	Pebble Creek	5.72%	2,579,789		2,595,793
September-36	Carling Manor	4.40%	561,344		564,533
September-17	Oak Court	5.98%	1,913,010		1,919,916
September-17	Rosegate	5.93%	2,437,981		2,446,864
July-16	Village Park	6.15%	929,918		936,141
March-17	Westwood	3.95%	5,370,074		5,409,723
February-17	Parkwood	3.63%	1,286,814		977,791
June-18	Westwind	5.25%	381,360		384,163
June-18	Prairiewood	5.25%	1,656,800		1,668,991
April-18	Gate City Bank	5.95%	1,108,426		1,114,788	(c)
June-18	Emerald Court	5.25%	685,728		690,771
June-18	Berkshire	5.25%	335,250		337,723
December-12	Somerset Apartments	5.60%	1,877,862		1,889,144
July-16	Autumn Ridge	4.50%	3,523,527		3,551,730
June-13	Carlton Place	6.96%	1,970,026		1,986,250
September-14	Columbia West	7.80%	1,477,194		1,487,005
December-13	Westpointe Center	5.50%	—		2,433,166
December-13	Carlton 1-3	5.60%	2,228,525		2,241,563
June-13	Flickertail	6.96%	2,897,101		2,920,958
July-13	Willow Park	6.96%	2,595,222		2,616,412
June-15	Edgewood Vista	5.64%	15,236,543		15,327,299
February-17	Colony Manor	3.63%	875,833		869,372
September-36	Saddlebrook	4.40%	1,154,731		1,161,291
April-15	Stonybrook	5.40%	5,760,881		5,786,446

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity Date	Property Name (a)	Interest Rate Per Annum	Principal Balance at
			31-Mar-12	31-Dec-11
May-19	Sunview	5.75%	1,282,560	1,289,752
March-14	Twin Parks	5.75%	—	1,660,966	(d)
May-19	Village	5.75%	1,131,638	1,137,984
October-15	Regis	5.68%	9,889,409	9,938,892
April-25	Walgreens - Alexandria	5.69%	2,316,994	2,346,633
March-34	Walgreens - Batesville	6.85%	6,703,242	6,735,726
August-33	Walgreens - Fayetteville	6.85%	5,159,145	5,185,468
March-17	Fairview	3.95%	3,373,730	3,386,596
October-24	Walgreens - Laurel	6.07%	2,292,605	2,321,749
December-17	Galleria III	4.75%	657,015	660,752
December-13	Bank of the West	4.00%	2,386,574	2,401,144
January-16	Mandan Commercial	5.25%	—	1,087,056
March-17	Hunter	3.95%	1,259,939	1,266,694
April-16	Midtown Plaza	5.31%	—	703,705
May-21	Maple Ridge	5.69%	4,455,097	4,469,145
November-24	Country Club	4.37%	694,918	705,271
December-12	Moorhead Commercial	3.00%	544,955	553,939
June-21	Walgreens - Denver	4.50%	4,524,159	4,549,719
August-16	Southview III	4.50%	246,243	247,617
March-17	Eagle Run	3.95%	4,927,106	4,955,117
March-17	Maplewood Bend	3.95%	3,577,947	3,597,985
September-14	Islander	6.00%	518,624	522,787
September-21	Brookfield	3.75%	1,622,633	1,657,972
January-17	Titan Machinery - Marshall	4.55%	2,424,130	2,445,391
August-16	Glen Pond	6.30%	16,623,593	16,694,344
January-22	Sunset Ridge	4.44%	9,409,838	9,435,000
November-16	Titan Machinery - Dickinson	4.23%	431,285

			199,874,859	217,479,862

(a)	Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender unless otherwise noted in (b) – (d).
(b)	Mortgage is secured by the property and guaranty of owners.
(c)	Variable rate mortgage notes payable, adjusted every three years.
(d)	Secured by mortgage on property and corporate guaranty.
(e)	Accounted for as an investment in unconsolidated affiliate as of January 1, 2012.

The mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of March 31, 2012 and December 31, 2011, we were in compliance with all covenants with the exception of one loan on a retail property in Fargo, North Dakota for which we have received a one year waiver on January 1, 2011 from the lender. The property was out of compliance with the lender’s debt service coverage ratio requirement as December 31, 2011. The note was paid off in March 2012.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ending December 31,	Amount
2012 (April 1, 2012 to December 31, 2012)	$6,972,537
2013	24,216,979
2014	10,271,556
2015	35,767,093
2016	33,175,120
2017	38,087,431
Thereafter	51,384,143

Total Payments	$199,874,859

NOTE 9—FAIR VALUE MEASUREMENT

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

•	Level 3 – Instruments whose significant inputs are unobservable.

Assets measured at fair value on a recurring basis in accordance with ASC 820-10:

Liabilities	Total as of 03/31/12	Quoted Prices: Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3
Fair value of interest rate swap	$423,780	$—	$423,780	$—

Liabilities	Total as of 12/31/11	Quoted Prices: Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3
Fair value of interest rate swap	$452,586	$—	$452,586	$—

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of March 31, 2012 and December 31, 2011, limited partnership units totaled 11,014,442 and 10,899,598, respectively. As of March 31, 2012 and 2011, the limited partnership declared distributions of $2,256,429 and $2,106,867 respectively, to limited partners to be paid in April 2012 and 2011. Distributions per unit were $0.2065 and $0.20125 during the first three months of 2012 and 2011, respectively.

During the first three months of 2012 and 2011, limited partners converted 49,326 and 6,548 limited partnership units into 49,326 and 6,548 INREIT common shares valued at $642,336 and $82,509, respectively.

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

NOTE 11—BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $.01 par value and 50,000,000 preferred shares with $.01 par value, which collectively represent the beneficial interest of INREIT. As of March 31, 2012 and December 31, 2011, there were 4,485,592 and 3,796,223, respectively, common shares outstanding and no preferred shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.2065 per share and $0.20125 per share for the three months ending March 31, 2012 and 2011, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

Property Management Fee

During 2011, we paid property management fees to INREIT Management, LLC for properties managed by INREIT Management, LLC in an amount equal to 5% of rents. The management team of INREIT Management, LLC includes Kenneth P. Regan, our Chief Executive Officer; Bradley J. Swenson, our President; James Wieland, our Board of Trustee member; Peter J. Winger, our Chief Financial Officer and Darla Iverson, our secretary. For the three month periods ended March 31, 2012 and 2011, we paid management fees of $0 and $3,175, respectively, to INREIT Management, LLC.

During 2012 and 2011, we paid property management fees to Goldmark Property Management in an amount equal to 5% of rents. The management team of Goldmark Property Management includes Trustees Kenneth Regan and James Wieland. For the three month periods ended March 31, 2012 and 2011, we paid management fees of $1,049,161 and $892,412, respectively, to Goldmark Property Management.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Trustee Fees

We paid Trustee fees of $7,200 and $9,900 during the three months ended March 31, 2012 and 2011, respectively.

Advisory Agreement

We are an externally advised trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees.

Management Fee: 0.35% of our total assets, annually. Total assets are our gross assets as reflected on our consolidated financial statements, taken as of the end of the fiscal quarter last preceding the date of computation. The management fee will be payable monthly in cash or our common shares, at the option of the Advisor, not to exceed one-twelfth of 0.35% of the total assets as of the last day of the immediately preceding month. The management fee calculation is subject to quarterly and annual reconciliations. The management fee may be deferred at the option of the Advisor, without interest.

Acquisition Fee: For its services in investigating and negotiating acquisitions of investments for the Trust, the Advisor receives an acquisition fee of 2.5% of the purchase price of each property acquired, capped at $375,000 per acquisition. The total of all acquisition fees and acquisition expenses cannot exceed 6% of the purchase price of the investment, unless approved by the majority of the trustees, including a majority of the independent trustees, if they determine the transaction to be commercially competitive, fair and reasonable to the Trust.

Disposition Fee: If the Advisor provides a substantial amount of services in the effort to sell any investment, the Advisor receives a disposition fee of 3% of the sales price of each investment. However, the disposition fee and other real estate commissions paid to unaffiliated parties cannot in the aggregate exceed the lesser of 6% of the sales price or a competitive real estate commission (which is reasonable, customary and competitive in light of the size, type and location of the property), unless approved by the majority of the trustees, including a majority of the independent trustees, if they determine the transaction to be commercially competitive, fair and reasonable to the Trust.

Financing Fee: 0.25% of all amounts made available to the Trust and the operating partnership pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility.

Management Fees

For the three months ended March 31, 2012 and 2011, we incurred $324,053 and $188,570 to INREIT Management, LLC for advisory management fees. As of March 31, 2012 and December 31, 2011, we owed INREIT Management, LLC $188,398 and $66,733, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations, and the amount payable based on 0.35% of Total Assets in 2012 and 0.50% of net invested assets in 2011.

Acquisition Fees

During the three months ended March 31, 2012 and 2011, we incurred $68,012 and $172,565, respectively, to INREIT Management, LLC for acquisition fees. These fees are for performing due diligence on properties acquired and are paid on 2.5% of the purchase price up to a maximum of $375,000 per individual property in 2012 and 3% of the purchase price up to a maximum of $300,000 per individual property in 2011. During 2011, half of the acquisition fee was allocated to the cost of ongoing

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financing activities required during the life of the acquisition. There was $28,113 in acquisition fees owed to INREIT Management, LLC as of March 31, 2012. We owed no acquisition fees to INREIT Management, LLC as of December 31, 2011.

Financing Fees

During the three months ended March 31, 2012, we incurred $6,498 in financing fees to INREIT Management, LLC for loan financing and refinancing activities. This fee is based on 0.25% of loan activity. As of March 31, 2012, we owed INREIT Management, LLC $6,498 for financing fees.

Disposition Fees

During the first three months of 2012, we incurred $10,500 in disposition fees to INREIT Management, LLC for arranging the sale of a commercial property in Norfolk, NE. See Note 16. There were no disposition fees in the three month period ended March 31, 2011. There were no disposition fees owed to INREIT Management, LLC as of March 31, 2012 and December 31, 2011, respectively.

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

Commissions

During the three month period ended March 31, 2011, we incurred brokerage fees of $82,833 to Roger Domres, or entities owned by Roger Domres, shareholder of INREIT, and a former governor and member of INREIT Management, LLC. Brokerage fees are paid based on 4% of the purchase price of limited partnership units and 8% of the purchase price of INREIT common shares sold. During the three month period ended March 31, 2011, we incurred marketing fees of $19,063, respectively, to HSC Partner, LLC, an entity owned by Roger Domres. Marketing fees are paid based on 2% of the purchase price of INREIT common shares sold. We did not incur any brokerage or marketing fees to Roger Domres or entities owned by Roger Domres for the three month period ended March 31, 2012. As of March 31, 2012 and December 31, 2011, there were no outstanding brokerages or marketing fees owed to HSC Partners, LLC or entities owned by Roger Domres.

During the three month period ended March 31, 2012 and 2011, we incurred brokerage fees of $503,213 and $54,704 to a broker-dealer benefitting Dale Lian, a shareholder of INREIT and a member of INREIT Management, LLC. Brokerage fees are paid based on 8% of the purchase price of INREIT common shares sold. As of March 31, 2012, there were $127,950 in outstanding brokerage fees owed to Dale Lian, or entities benefitting Dale Lian. As of December 31, 2011, there were no outstanding brokerage fees owed to Dale Lian, or entities benefitting Dale Lian.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three month periods ended March 31, 2012 and 2011, we incurred brokerage fees of $8,000 and $15,968 to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees. As of March 31, 2012 and December 31, 2011, there were no outstanding brokerage fees owed to the broker-dealer.

During the three month period ended March 31, 2012, we incurred real estate commissions of $78,700 to Goldmark Schlossman Commercial Real Estate Services, Inc., which is controlled by Board of Trustee members Kenneth Regan and James Wieland. There were no outstanding commissions owed as of March 31, 2012 and December 31, 2011, respectively.

Rental Income

During each of the three month periods ended March 31, 2012 and 2011, we received rental income of $540,017 under various lease agreements with Edgewood Vista Senior Living, Inc., an entity affiliated with Philip Gisi and Rex Carlson, former members of the Board of Trustees. As of March 31, 2012 and December 31, 2011, we were owed $69,176, and $263,526, respectively, from Edgewood Vista Senior Living, Inc. for real estate taxes related to the properties.

During each of the three month periods ended March 31, 2012 and 2011, we received rental income of $25,562 under a lease agreement for an office building with EMG Investment Group, an entity affiliated with Philip Gisi and Rex Carlson, former members of the Board of Trustees. Gate City Bank, a tenant in the building, is an entity affiliated with Lance Wolfe, current member of the Board of Trustees and the Executive Vice President of the Bank. As of March 31, 2012 and December 31, 2011, we were owed $11,561 and $44,042 respectively, from EMG Investment Group for real estate taxes related to the property.

During each of the three month periods ended March 31, 2012 and 2011, we received rental income of $44,763 under an operating lease agreement with GOLDMARK Property Management.

During the three month period ended March 31, 2012 and 2011, we received rental income of $10,300 and $12,927, respectively, under operating lease agreements with INREIT Management, LLC.

Rental Incentive

During 2009, we provided a rent incentive of $1,500,000 to a property owned by Edgewood Development Group, an entity affiliated with Philip Gisi, a former member of the Board of Trustees. The rent incentive is being amortized against rental income over the term of the lease. During each of the three month periods ended March 31, 2012 and 2011, we amortized $25,000 against income, respectively.

NOTE 13—RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $9,324,339 and $7,765,651 for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012 and 2011, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $889,641 and $981,708, respectively, totaled $4,105,700 and $4,186,733. Commercial properties are leased to tenants under terms expiring at various dates through 2036. Lease terms often include renewal options.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—PROPERTY MANAGEMENT FEES

We have entered into various property management agreements with unrelated management companies. The agreements provide for the payment of property management fees based on a percentage of rental income (generally 5%). During the three month periods ended March 31, 2012 and 2011, we incurred property management fees of $27,575 and $31,391, respectively, to unrelated management companies.

During the three month periods ended March 31, 2012 and 2011, we incurred property management fees of 5% of rents to INREIT Management, LLC and GOLDMARK Property Management, both related parties (see Note 12).

NOTE 15—COMMITMENTS AND CONTINGENCIES

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

Investment in Unconsolidated Affiliates

The operating partnership owns a 40.26% interest in Highland Meadows, LLLP, a 144 unit multi-tenant apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with NorthMarq Capital LLC with a balance at March 31, 2012 of $2,482,021. We owed $999,262 and $1,004,607 of our respective share of the mortgage loan balance as of March 31, 2012 and December 31, 2011, respectively. The property was purchased in July 2011.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through its 100% ownership of Grand Forks INREIT, LLC, which owns a 1/3 interest of Grand Forks Marketplace Retail Center and a 50% ownership of Marketplace Investors, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with Key Bank Real Estate Capital with a balance at March 31, 2012 of $11,878,199. We owed $5,939,100 and $5,974,655 for our respective share of the mortgage loan balance as of March 31, 2012 and December 31, 2011, respectively.

The operating partnership owns a 2/3 interest in the Banner Building, a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with GE Commercial Finance Business Property Corporation with a balance at March 31, 2012 of $7,552,059. We owed $5,034,705 and $5,052,762 for our respective share of the mortgage loan balance on March 31, 2012 and December 31, 2011, respectively.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16— DISCONTINUED OPERATIONS

We report in discontinued operations the results of operations for properties that have either been sold or are classified as held for sale. We also report any gains or losses from the sale of properties in discontinued operations.

2012

During the first quarter of 2012, we sold a 4,500 square foot retail property in Norfolk, Nebraska for approximately $350,000 and recognized a loss of approximately $88,000.

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

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
INCOME FROM RENTAL OPERATIONS	$—	$66,136

EXPENSES FROM RENTAL OPERATIONS
Interest	—	32
Depreciation and amortization	1,117	8,099
Real estate taxes	—	6,302
Property management fees	—	3,175
Utilities	—	4,738
Repairs and maintenance	—	5,534
Insurance	(1,427)	1,808

	(310)	29,688

Administration of REIT
Administrative expenses	—	15,170
Disposition expenses	10,500	—
Legal and accounting	1,369	850

	11,869	16,020

Total expenses	11,558	45,708

OTHER INCOME
Interest income	2,915	—

	2,915	—
INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN (LOSS) ON SALE	(8,643)	20,428

GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS	(87,971)	—

INCOME (LOSS) FROM DISCOUNTINUED OPERATIONS	$(96,615)	$20,428

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—BUSINESS COMBINATIONS

We continue to implement our strategy of acquiring properties in desired markets. It is impractical for us to obtain historical financial information on acquired properties and accordingly, proforma statements have not been presented.

We account for our property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of fair value. Techniques used to estimate fair value include an appraisal of the property by a certified independent appraiser at the time of acquisition. Significant factors included in the independent appraisal include items such as current rent schedules, occupancy levels, and discount factors. Property valuations are completed primarily using the income capitalization approach, which anticipated benefits are converted to an indication of current value.

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

2012 Purchases

In January 2012, the operating partnership purchased a 2,811 square foot restaurant in Dickinson, North Dakota for approximately $1.33 million. The purchase was financed with the issuance of limited partnership units valued at approximately $1.3 million and cash.

In March 2012, the operating partnership purchased a 17,760 square foot implement dealership in Dickinson, North Dakota for approximately $1.39 million. The purchase was financed through the issuance of limited partnership units valued at approximately $959,015, the $431,285 assumption of a mortgage and cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the assets acquired and liabilities assumed during the three months ended March 31, 2012:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable Lease Terms	Mortgages Assumed	Consideration Given
Dairy Queen, Dickinson, ND	$986,845	$225,616	$117,539	$—	$—	$1,330,000
Titan Machinery, Dickinson, ND	1,450,125	199,173	—	(258,998)	(431,285)	959,015

	$2,436,970	$424,789	$117,539	$(258,998)	$(431,285)	$2,289,015

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

In July 2011, the operating partnership purchased a 40.26% interest in a 144 unit apartment building in Bismarck, North Dakota. The sales price was approximately $2.3 million. The purchase was financed with the issuance of limited partnership units valued at approximately $1.2 million, the assumption of approximately $1.0 million in mortgage debt and $125,000. The remaining ownership consists of Kenneth Regan and James Wieland, related parties. The investment is recorded under the equity method of accounting.

In August 2011, the operating partnership purchased an 18 unit apartment building in Grand Forks, North Dakota for approximately $640,000. The purchase was financed with the issuance of limited partnership units valued at approximately $382,000, a new loan of $249,000 and cash.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the fair value of the assets acquired and liabilities assumed during 2011:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable LeaseTerms	Mortgages Assumed	Consideration Given
Applebee’s, Apple Valley, MN	$1,795,299	$322,866	$404,635	$—	$—	$2,522,800
Sierra Ridge Apartments, Bismarck, ND	6,458,761	—	—	—	(4,264,480)	2,194,281
Country Side Apartments, Fargo, ND	936,320	—	—	—	(286,083)	650,237
Country Club Apartments, Fargo, ND	1,527,680	—	—	—	(466,766)	1,060,914
Bank of the West, Moorhead, MN	922,187	77,813	—	—	(263,925)	736,075
Dairy Queen, Moorhead, MN	1,027,324	151,810	1,866	—	(311,075)	869,925
Walgreen’s, Denver, CO	4,706,332	449,949	53,719	—	(4,062,030)	1,147,970
Taco Bell Land, Denver, CO	669,224	20,122	654	—	(537,970)	152,030
Islander Apartments, Fargo, ND	1,044,000	—	—	—	(530,928)	513,072
Southview III, Grand Forks, ND	639,511	—	—	—	(249,000)	390,511
Premiere Marketing, Norfolk, NE	495,296	111,051	—	(6,347)	—	600,000
Titan Machinery, Marshall, MN	5,000,000	—	—	—	(2,445,391)	2,554,609
Glen Pond Apartments, Eagan, MN	26,250,000	—	—	—	(16,694,344)	9,555,656

	$51,471,934	$1,133,611	$460,874	$(6,347)	$(30,111,992)	$22,948,080

The Board of Trustees has determined an estimate of fair value for the limited partnership units issued in 2012 and 2011. In determining this value, the board relied upon their experience with, and knowledge about our real estate portfolio and debt obligations. The board also relied on valuation methodologies that are commonly used in the real estate industry, including, among others a discounted cash flow analysis, which projects a range of estimated future streams of cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows to a present value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—OTHER COMPREHENSIVE INCOME

The details related to other comprehensive income are as follows:

For the three months ended March 31:	2012	2011
Net income	$1,983,318	$1,321,496
Other comprehensive income (loss)—increase(decrease) in fair value of interest rate swap	28,806	20,068

Total other comprehensive income (loss)	28,806	20,068

Comprehensive income	2,012,124	1,341,564
Comprehensive income attributable to noncontrolling interest	1,469,103	986,919

Comprehensive income attributable to INREIT Real Estate Investment Trust	$543,021	$354,645

NOTE 19—SUBSEQUENT EVENTS

On April 2, 2012, we completed our private placement of 671,682,636 shares of common stock to accredited investors pursuant to Regulations D and Rule 506. In total, the placement raised gross proceeds of $9,231,941.

We have entered into an agreement to sell vacant land in Minot, North Dakota. The purchase agreement provides for a price of approximately $0.6 million and the transaction is anticipated to close in May 2012.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (i) trends affecting our financial condition or results of operations; (ii) our business and growth strategies; (iii) the real estate industry; (iv) our financing plans; and other risks detailed in the Company’s other periodic reports filed with the Securities and Exchange Commission. The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

Plan of Operation

We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 28.9% of the operating partnership as of March 31, 2012. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership will be deemed to be assets and income of the trust.

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

As of March 31, 2012, approximately 54.9% of the properties are apartment communities and senior assisted living communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of March 31, 2012, approximately 45.1% of the properties were comprised of office, retail and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

Our real estate portfolio consisted of 91 properties containing approximately 4,276 apartments, 193 assisted living units and 902,353 square feet of leasable commercial space as of March 31, 2012. The portfolio has a gross book value of approximately $372.5 million, which includes assets held for sale, and book equity, including noncontrolling interests, of approximately $153.8 million as of March 31, 2012.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the period ended March 31, 2012 included elsewhere in this report.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders as fiduciaries. In addition, the Board has a specific fiduciary duty to supervise our relationship with the Advisor, and evaluate the performance of and fees paid to the Advisor on an annual basis prior to renewing the Advisory Agreement with the Advisor. Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have ten members on our board, seven of whom are independent of our Advisor. Our trustees are elected annually by our shareholders. Although we have executive officers, we do not have any paid employees.

Our Advisor

Our external Advisor is INREIT Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf. The Advisor is owned in part by Kenneth Regan, a trustee and our Chief Executive Officer, Bradley Swenson, our President; and by James Wieland, also one of our trustees, who owns indirectly through an entity. In addition, Kenneth Regan, Bradley Swenson and James Wieland serve on the Board of Governors of the Advisor.

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

Liquidity and Capital Resources

Our principal demands for funds will be for the (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of distributions and redemptions, and (iv) payment of principal and interest on current and any future outstanding indebtedness. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from our cash flow from operations. We expect to pay distributions and redemption requests to our shareholders from our cash flow from operations; however, we may use other sources to fund distributions, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from net proceeds of stock offerings and debt proceeds.

We continually evaluate our liquidity and ability to fund future operations, debt obligations and any redemption requests. As part of our analysis, we consider lease expirations, credit quality of tenants and debt maturity schedules among other factors.

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

Lease Expirations and Occupancy

No significant leases are scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term. In the cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.

Debt Maturity

One of our principal long-term liquidity requirements includes repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal payments of our indebtedness as of March 31, 2012. The table does not represent any extension options.

Years ending December 31,	Amount
2012 (April 1, 2012 to December 31, 2012)	$6,972,537
2013	24,216,979
2014	10,271,556
2015	35,767,093
2016	33,175,120
2017	38,087,432
Thereafter	51,384,142

Total Payments	$199,874,859

Share Rescission or Liquidation

We could be subjected to claims by shareholders that prior securities sales were not proper. However, we presently believe that few, if any, of our shareholders will request rescission due to several factors, including our strong operating performance over the last three years, earnings that cover dividends, increased dividends, and, we believe, the current value of our common shares, currently set at $14.00 per share, would exceed the amount a shareholder would receive pursuant to a rescission offer. In fact, based on limited utilization of our repurchase plan (whereby less than 3.5% of the shares sold have been requested to be repurchased under this new plan since January 1, 2011) and known demand for our common shares at $14.00 per share, we believe that such claims will not exceed $1,000,000 and most likely would not exceed our cash and cash equivalents, which exceeded $4,738,000 at March 31, 2012. Additionally, as of March 31, 2012, we had approximately $11,000,000 in unused lines of credit. The amount of any such claims, if asserted, however, is speculative at this time and the potential claims could approximate $33,000,000. If claims are greater than anticipated and such claims are found to be meritorious, our liquidity could be negatively affected and we could be required to sell additional securities or borrow additional funds. We believe we have ready access to any additional capital that might be required, but there is no assurance such funds will be available or, if available, on terms acceptable to us.

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

Net cash provided by operating activities for the three months ended March 31, 2012 was approximately $5.7 million and primarily related to rental receipts offset by the payment of property management fees, property operating expenses, acquisition-related expenses and general administrative expenses.

For the three months ended March 31, 2011, cash flow provided by operating activities was $4.1 million, which was primarily the result of net income of $1.3 million and increases of $2.2 million depreciation expense and $.3 million of accounts receivable.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash from investing activities was $1.4 million for the three months ended March 31, 2012 primarily due to the receipt of outstanding notes receivable.

Net cash used in investing activities was nearly $1.0 million for the three months ended March 31, 2011, which primarily related to payments for property and equipment, intangible assets and real estate tax payments.

The increase in cash from investing activities when comparing the three-month period ended March 31, 2012 to the prior year three-month period was the result of fewer property purchases in 2012 and the collection of net notes receivable.

Financing Activities

During the three months ended March 31, 2012, we sold 664,539.776 shares of common stock to accredited investors through a private placement. The placement raised gross proceeds of approximately $9.1 million during the first quarter. Offsetting this increase, we paid approximately $2.5 million in distributions to shareholders and others with noncontrolling interests in our operations, made mortgage principal payments of $7.3 million, reduced short term borrowings by $4.0 million and repurchased approximately $0.8 million shares for a total net cash flows used for financing activities of approximately $5.6 million.

For the three months ended March 31, 2011, cash used for financing activities was $2.4 million. The cash generated was primarily the result of proceeds from issuance of mortgage notes payable of $1.3 million and proceeds from issuance of shares of $1.7 million, offset by distributions paid of $2.2 million and principal payments on mortgage notes payable of $2.0 million.

Our objectives are to generate sufficient cash flow over time to provide shareholders and others with noncontrolling interests in our operations with increasing distributions and to seek investments with potential for strong returns and capital appreciation throughout varying economic cycles. We have funded 100% of the distributions from operating cash flows. In setting a distribution rate, we focus primarily on expected returns from investments we have already made to assess the sustainability of a particular distribution rate over time.

Cash Resources

At March 31, 2012, our cash resources consisted of cash and cash equivalents totaling approximately $4.7 million and had unencumbered properties with a gross book value of $14.3 million. Our unencumbered properties may be used as collateral to secure additional financing in future periods, although there can be no assurance we will be able to obtain financing for these properties.

We also have three lines of credit: (i) a $11.0 million line of credit with Wells Fargo Bank secured by an office property in Duluth, Minnesota and four Applebees’ restaurants, (ii) a $1.93 million line of credit with Bremer Bank secured by an office property in St. Cloud, Minnesota and (iii) a $2.0 million line of credit with State Bank and Trust secured by a residential property in Fargo, North Dakota. As of March 31, 2012, there was $4.0 million outstanding on the lines of credit and $10.9 million available. There was $8.0 million outstanding on the lines of credit as of December 31, 2011. Our cash resources can be used for working capital needs and other commitments.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional shares of common or preferred stock is also expected to be a source of long-term capital for us.

During 2012, we issued 95,669 limited partnership units valued at approximately $1.3 million in connection with the acquisition of a 2,811 square foot restaurant in Dickinson, North Dakota and 68,501 limited partnership units valued at approximately $959,000 in connection with a 17,760 square foot implement dealership also in Dickinson, North Dakota.

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table includes a comparison of our results of operations for the three month periods ended March 31, 2012 and 2011:

Three Months Ended March 31,	2012	2011
Revenue from Rental Operations
Residential	$9,324,339	$7,765,651
Commercial	4,105,700	4,186,732

	13,430,039	11,952,383
Expenses from Rental Operations
Residential	3,982,871	3,499,503
Commercial	1,096,858	1,246,755

	5,079,729	4,746,258

Interest	3,039,543	2,954,478
Depreciation and amortization	2,755,585	2,431,970
Administration of REIT	710,086	583,155
Other (income)/expense	(234,837)	(64,546)

Income from continuing operations	$2,079,933	$1,301,068
Discontinued operations	(96,615)	20,428

Net Income	$1,983,318	$1,321,496

Net Income attributable to noncontrolling interest	$1,448,138	$972,111
Net Income attributable to INREIT Real Estate Investment Trust	$535,180	$349,385
Distributions paid per share (1)	$0.13	$0.09

(1)	Does not take into consideration the amounts paid by the operating partnership to limited partners.

Revenues. Property revenues of approximately $13.4 million increased approximately $1.5 million or 12% for the three months ended March 31, 2012 in comparison to the same period in 2011, primarily as a result of a net increase of six residential properties added to our portfolio during 2011. Approximately $1.3 million of the increase in property revenues was due to six residential properties acquired during 2011. Rental income from residential properties owned for more than one year increased approximately $0.2 million or 2.7% in comparison to the same period in 2011.

Overall physical occupancy in our residential properties was 98.5% as of March 31, 2012 compared to 98.2% as of December 31, 2011 for an increase of 0.3% during the quarter ended March 31, 2012. Overall physical occupancy in our residential properties was 97.4% as of March 31, 2011 compared to 96.0% as of December 31, 2010.

Overall physical occupancy in our commercial properties was 96.7% as of March 31, 2012 compared to 97.4% as of December 31, 2011 for a drop of 0.7% due to a tenant vacating space in January 2012 that we presently anticipate will be filled during the second quarter. Overall physical occupancy in our commercial properties was 93.8% as of March 31, 2011 compared to 93.9% as of December 31, 2010.

Tenant concessions of 0.5% during the three month period ended March 31, 2011 improved to 0.2% in the same period of 2012.

Residential revenues comprised 69.4% of total revenues for the three month period ended March 31, 2012 compared to 65.0% of total revenues for the three month period ended March 31, 2011, as a result of residential acquisition activity during 2011.

Commercial revenues for the three month period ended March 31, 2012 remained relatively flat with the same period in 2011. However, commercial revenues comprised 30.6% of the total revenues for the three month period ended March 31, 2012 compared to 35.0% of total revenues for the three month period ended March 31, 2011, primarily because of the increase in residential properties.

Net Operating Income

We measure the performance of our segments based on net operating income (“NOI”), which we define as total revenue from rental operations less expenses from rental operations and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments). We believe that NOI is an important supplemental measure of operating performance for a REIT because it provides a measure of core operations unaffected by depreciation, amortization, financing, and administration expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for noncontrolling interests and shareholders of the Trust or cash flow from operating activities as a measure of financial performance.

The following table shows revenue, expenses and NOI by reportable operating segment for the three month periods ending March 31, 2012 and 2011, respectively. For a reconciliation of net operating income of reportable segments to operating income as reported, see the table on the following page.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Residential	Commercial	Total	Residential	Commercial	Total
Revenue from rental operations	$9,324,339	$4,105,700	$13,430,039	$7,765,651	$4,186,732	$11,952,383
Expenses from operations
Real Estate Taxes	960,153	587,527	1,547,680	800,880	597,775	1,398,655
Property Management Fees	1,003,550	73,187	1,076,737	838,533	82,095	920,628
Utilities	859,892	201,915	1,061,807	775,379	206,038	981,417
Repairs and Maintenance	947,492	220,988	1,168,480	935,704	337,463	1,273,167
Insurance	211,784	13,241	225,025	149,007	23,384	172,391

Total expenses from operations	3,982,871	1,096,858	5,079,729	3,499,503	1,246,755	4,746,258

Net operating income	$5,341,468	$3,008,842	$8,350,310	$4,266,148	$2,939,977	$7,206,125

Total expenses from operations. Rental expenses from operations increased approximately $0.3 million or 7.0% for the three months ended March 31, 2012 in comparison to the same period in 2011, primarily as a result of a net increase of residential properties added to our portfolio during 2011.

Residential expenses from operations of $4.0 million during the three month period ended March 31, 2012 increased $0.5 or 14.3% in comparison to the same period in 2011. This increase corresponds with a 19.2% increase in residential rental revenues and is attributed to increases in real estate tax expense, property management fees, utilities and insurance expense, all of which increased principally because of the increase in number of residential properties owned in 2012 versus 2011.

Commercial expenses from operations of $1.1 million during the three month period ended March 31, 2012 decreased $0.1 million from the same period in 2011. Repairs and maintenance expense decreased $0.1 million because of better weather conditions and fewer repairs for the three months ended March 31, 2012 compared to the same three month period in 2011.

Net Operating Income. Residential NOI increased $1.0 million or 23.3% for the three month period ended March 31, 2012 in comparison to the same three month period in 2011 due to acquisition activity in the residential segment. Commercial NOI remained relatively the same for the three month periods ended March 31, 2012 and 2011.

Income from continuing operations. The following table reconciles NOI to income from continuing operations for the three month periods ended March 31, 2012 and 2011:

Three Months Ended March 31,	2012	2011
Net Operating Income	$8,350,310	$7,206,125
Expenses
General and Administrative	710,086	583,155
Depreciation and Amortization	2,755,585	2,431,970
Interest Expense	3,039,543	2,954,478
Interest Income	(29,929)	(64,546)
Other	(204,908)	—

	6,270,377	5,905,057

Income from Continuing Operations	$2,079,933	$1,301,068

General and administrative. General and administrative expenses increased from $0.6 million for the three months ended March 31, 2011 to $0.7 million for the three month periods ended March 31, 2012 due to an increase in advisory fees which are calculated based on our Total Assets. For the three months ended March 31, 2012 and 2011, general and administrative expenses primarily related to legal, accounting and advisory fees.

Depreciation and amortization. Depreciation and amortization expense increased 13.3% from $2.4 million for the three months ended March 31, 2011 to approximately $2.8 million for the three months ended March 31, 2012. The $0.3 million increase was primarily a result of depreciation and amortization for the six properties added to our portfolio during 2011. Depreciation and amortization expense as a percentage of rental income for the three month periods ended March 31, 2012 and 2011 was consistent at 20.5% and 20.3%, respectively.

Interest expenses, net. Interest expense, net, of $3.0 million for each period, was approximately 22.6% and 24.7% of rental income for three month periods ended March 31, 2012 and 2011, respectively. The decrease of interest expense as a percentage of rental income during the three month period ended March 31, 2012 was a result of lower interest rates for mortgage notes payable during these periods in 2012 to 2011, reduced mortgage indebtedness and increased rental revenues from acquired properties unencumbered by mortgages.

Other. Other income for the three month period ended March 31, 2012 is comprised of the proportional equity from the unconsolidated affiliates.

2012 Property Acquisitions and Dispositions

In January 2012, the operating partnership purchased a 2,811 square foot restaurant in Dickinson, North Dakota for approximately $1.33 million. The purchase was financed with the issuance of limited partnership units valued at approximately $1.3 million and cash.

In March 2012, the operating partnership purchased a 17,760 square foot implement dealership in Dickinson, North Dakota for approximately $1.39 million. The purchase was financed through the issuance of limited partnership units valued at approximately $959,015, the $431,285 assumption of a mortgage and cash.

During January 2012, we sold a 4,500 square foot retail property in Norfolk, Nebraska for approximately $355,000 and recognized a loss of approximately $88,000.

See Notes 16 and 17 of Notes to the Financial Statements above for more information regarding our acquisitions and dispositions during the three month periods ended March 31, 2012 and 2011.

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

In July 2011, the operating partnership purchased a 40.26% interest in a 144 unit apartment building in Bismarck, North Dakota. The sales price was approximately $2.3 million. The purchase was financed with the issuance of limited partnership units valued at approximately $1.2 million, the assumption of approximately $1.0 million in mortgage debt and $125,000. The remaining ownership interest is owned by Kenneth Regan and James Wieland, related parties. The investment is recorded under the equity method of accounting.

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

Total consideration given for acquisitions in 2011 was primarily given in the form of cash, which totaled approximately $13,284,000. Acquisitions with total consideration of approximately $9,664,000 were completed through issuing limited partnership units in the operating partnership, valued at $14.00 per unit. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the Board’s determination of fair value at the time of issuance.

During the second quarter of 2011, we sold an assisted living facility in Williston, North Dakota for $1.45 million and recognized a gain of $366,990.

During the third quarter of 2011, we sold a retail property in Norfolk, Nebraska for $1,375,000 and recognized a loss of $66,921.

See Notes 16 and 17 of Notes to the Financial Statements above for more information regarding our acquisitions and dispositions during the three month periods ended March 31, 2012 and 2011.

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

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. The term Funds From Operations (FFO) was created to address this problem. It was intended to be a standard supplemental measure of REIT operating performance that excluded historical cost depreciation from — or “added it back” to — GAAP net income.

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

Since the introduction of the definition of FFO, the term has come to be widely used by REITs. In the view of National Association of Real Estate Investment Trusts (NAREIT), this use (combined with the primary GAAP presentations required by the Securities and Exchange Commission) has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making it easier than before to compare the results of one REIT with another.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income for the three month period ended December 31, 2012 and 2011, respectively. We believe this calculation is the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to INREIT Real Estate Investment Trust to Funds from Operations Applicable to Common Shares and Limited Partnership Units

		Three Month Period ended March 31,
	2012			2011
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net Income attributable to:
INREIT Real Estate
Investment Trust	$535,180	4,105,880	$0.13	$349,385	3,740,568	$0.09

Add back:
Noncontrolling Interest—OPU	1,443,459	10,978,925		972,111	10,505,145
Depreciation & Amortization from continuing operations	2,755,585			2,437,646
Depreciation & Amortization from discontinued operations	1,117			—
Pro rata share of unconsolidated affiliates depreciation & amortization	99,239
Loss on depreciable asset sales	87,971
Subtract:
Gains on depreciable asset sales				—

Funds from operations applicable to common shares and limited partnership units	$4,922,551	15,084,805	$0.33	$3,759,142	14,245,713	$0.26

Add back:
Acquisition and disposition expenses	170,313			137,182
Modified Funds from Operations (MFFO)	$5,092,864	15,084,805	$0.34	$3,896,324	14,245,713	$0.27

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our first fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

On January 15, 2012, we issued an aggregate of 35,465.112 common shares at $13.30 per common share at the election of shareholders to receive their dividend payment in common shares. These transactions did not involve the sale of securities.

During the three months ended March 31, 2012, the Company completed a private placement of 664,539.776 shares of common stock to accredited investors pursuant to Regulations D and Rule 506. The placement raised gross proceeds of $9,131,941 as set forth below:

Period	Total Number of Common Shares Sold	Gross Proceeds
January 1-31, 2012	19,200.000	$268,800
February 1-29, 2012	133,706.429	$1,853,970
March 1-31, 2012	511,633.346	$7,009,171

On April 2, 2012, we completed our private placement of 671,682.636 shares of common stock to accredited investors pursuant to Regulations D and Rule 506. In total, the placement raised gross proceeds of $9,231,941.

Repurchases of Securities

Set forth below is information regarding common shares repurchased during the first quarter ended March 31, 2012:

Period	Total Number of Common Shares Repurchased	Average Price Paid per Common Share
January 1-31, 2012	19,491.330	$12.60
February 1-29, 2012	2,475.015	$12.60
March 1-31, 2012	3,540.106	$12.60

Item 6. Exhibits.

Exhibit Number	Title of Document
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

100	The following materials from INREIT Real Estate Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity for three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for three months ended March 31, 2012 and 2011, and; (v) Notes to Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2012

INREIT REAL ESTATE INVESTMENT TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter J. Winger
Peter J. Winger
Chief Financial Officer
(Principal Financial and Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to INREIT Real Estate Investment Trust and will be retained by INREIT Real Estate Investment Trust and furnished to the Securities and Exchange Commission or its staff upon request.