Form 10-Q
period 2012-06-30
INREIT Real Estate Investment Trust
filed 2012-08-13
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Shares of Beneficial Interest, $0.01 par value per share	4,701,715.110

INREIT REAL ESTATE INVESTMENT TRUST

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Property and equipment, less accumulated depreciation	$338,569,004	$355,661,993
Cash and cash equivalents	3,149,254	3,192,785
Restricted deposits and funded reserves	7,058,145	3,397,991
Investment in unconsolidated affiliates	4,308,843	1,506,776
Due from related party	172,856	367,642
Receivables	2,217,313	2,629,452
Prepaid expenses	340,334	709,061
Notes receivable	239,979	1,807,159
Financing costs, less accumulated amortization of $1,248,031 in 2012 and $1,011,602 in 2011	2,077,950	2,359,556
Assets held for sale	—	449,734
Rent Incentive, less accumulated amortization of $266,667 in 2012 and $216,667 in 2011	1,233,333	1,283,333
Intangible assets, less accumulated amortization of $2,098,256 in 2012 and $1,660,688 in 2011	8,334,902	7,177,854
Other assets	769,948	724,229

	$368,471,861	$381,267,565

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES

Mortgage notes payable	$197,310,841	$217,479,862
Notes payable	4,550,000	8,000,000
Special assessments payable	1,492,339	1,574,376
Dividends payable	3,212,498	2,945,560
Due to related party	196,280	66,734
Tenant security deposits payable	1,593,257	1,529,891
Investment certificates	1,418,707	1,443,899
Unfavorable leases, net	736,922	519,305
Accounts payable—trade	55,002	9,151
Liabilities related to assets held for sale	—	6,324
Fair value of interest rate swap	501,024	452,586
Deferred insurance proceeds	49,490	49,189
Accrued expenses	3,614,923	2,964,421

Total Liabilities	214,731,283	237,041,298

Commitments—Note 15

SHAREHOLDERS’ EQUITY

Noncontrolling interest in operating partnership	108,216,719	108,542,389
Beneficial interest	46,024,883	36,136,464
Accumulated comprehensive loss	(501,024)	(452,586)

	153,740,578	144,226,267

	$368,471,861	$381,267,565

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Income from rental operations
Real estate rental income	$12,466,001	$10,951,393	$24,937,223	$21,834,180
Tenant reimbursements	914,390	1,069,324	1,873,206	2,119,899

	13,380,391	12,020,717	26,810,429	23,954,079

Expenses
Expenses from rental operations
Interest	2,873,859	2,967,797	5,913,402	5,896,335
Depreciation and amortization	2,736,278	2,418,729	5,491,863	4,836,139
Real estate taxes	1,545,831	1,445,109	3,093,510	2,834,183
Property management fees	1,076,925	960,480	2,153,661	1,879,907
Utilities	841,051	815,299	1,902,858	1,794,029
Repairs and maintenance	1,235,233	1,085,789	2,403,713	2,358,113
Insurance	221,096	175,177	432,040	345,067

	10,530,273	9,868,380	21,391,047	19,943,773

Administration of REIT
Administration expenses	75,829	21,926	120,289	50,077
Advisory fees	322,357	184,709	646,410	373,279
Acquisition and disposition expenses	—	318,076	159,813	455,258
Trustee fees	24,200	12,100	31,400	22,000
Legal and accounting	123,744	166,197	312,386	385,462

	546,130	703,008	1,270,298	1,286,076

Total expenses	11,076,403	10,571,388	22,661,345	21,229,849

Income from operations	2,303,988	1,449,329	4,149,084	2,724,230

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Income from operations	2,303,988	1,449,329	4,149,084	2,724,230

Other income
Equity in income of unconsolidated affiliates	191,549	—	396,457	—
Interest income	15,732	66,035	45,661	130,581

	207,281	66,035	442,118	130,581

Income from continuing operations	2,511,269	1,515,364	4,591,202	2,854,811

Discontinued operations—Note 16	97,534	276,486	919	258,553

Net income	$2,608,803	$1,791,850	$4,592,121	$3,113,364

Net income attributable to the noncontrolling interest	1,859,206	1,319,020	3,307,344	2,291,131

Net income attributable to INREIT Real Estate Investment Trust	$749,597	$472,830	$1,284,777	$822,233

Net income per common share, basic and diluted	$0.16	$0.13	$0.30	$0.22

Comprehensive income:
Net income	2,608,803	1,791,850	4,592,121	3,113,364
Other comprehensive income (loss)—increase (decrease) in fair value of interest rate swap	(77,244)	(51,442)	(48,438)	(31,374)

Comprehensive income	2,531,559	1,740,408	4,543,683	3,081,990
Comprehensive income attributable to noncontrolling interest	1,803,497	1,281,048	3,272,600	2,267,967
Comprehensive income attributable to INREIT Real Estate Investment Trust	$728,062	$459,360	$1,271,083	$814,023

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Common Shares	Shares Amount	Earnings (Deficit)	Beneficial Interest	Noncontrolling Interest	Comprehensive Loss	Total

BALANCE, DECEMBER 31, 2010	3,602,853	$42,284,483	$(7,439,249)	$34,845,234	$105,012,439	$(194,499)	$139,663,174

Issuance of common shares	150,824	2,075,445		2,075,445			2,075,445
Contribution of assets in exchange for the issuance of noncontrolling interest shares					5,037,405		5,037,405
Repurchase of shares	(84,257)	(1,061,630)		(1,061,630)			(1,061,630)
Dividends			(750,775)	(750,775)	(2,106,867)		(2,857,642)
Dividends declared			(755,830)	(755,830)	(2,140,397)		(2,896,227)
Dividends reinvested—stock dividend	66,729	887,480		887,480			887,480
UPREIT units converted to REIT common shares	19,526	246,035		246,035	(246,035)		—
Syndication costs			(130,798)	(130,798)	(67,942)		(198,740)
Decrease in fair value of interest rate swap						(31,374)	(31,374)
Net income			822,233	822,233	2,291,131		3,113,364

BALANCE, JUNE 30, 2011	3,755,675	$44,431,813	$(8,254,419)	$36,177,394	$107,779,734	$(225,873)	$143,731,255

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

	Common Shares	Common Shares Amount	Accumulated Earnings (Deficit)	Total Beneficial Interest	Noncontrolling Interest	Accumulated Comprehensive Loss	Total

BALANCE, DECEMBER 31, 2011	3,796,223	$45,009,577	$(8,873,113)	$36,136,464	$108,542,389	$(452,586)	$144,226,267

Issuance of common shares	764,118	10,526,056		10,526,056			10,526,056
Contribution of assets in exchange for the issuance of noncontrolling interest shares					2,298,381		2,298,381
Repurchase of shares	(146,925)	(1,852,707)		(1,852,707)			(1,852,707)
Dividends			(926,275)	(926,275)	(2,256,429)		(3,182,704)
Dividends declared			(950,285)	(950,285)	(2,262,213)		(3,212,498)
Dividends reinvested—stock dividend	79,706	1,057,706		1,057,706			1,057,706
UPREIT units converted to REIT common shares	108,742	1,404,220		1,404,220	(1,404,220)		—
Syndication costs			(655,073)	(655,073)	(8,533)		(663,606)
Decrease in fair value of interest rate swap						(48,438)	(48,438)
Net income			1,284,777	1,284,777	3,307,344		4,592,121

BALANCE, JUNE 30, 2012	4,601,864	$56,144,852	$(10,119,969)	$46,024,883	$108,216,719	$(501,024)	$153,740,578

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Six Months Ended June 30,
	2012	2011

OPERATING ACTIVITIES
Net income	$4,592,121	$3,113,364
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of property and equipment	(114,307)	(366,990)
Loss on sale of property and equipment	87,971	—
Equity in income of unconsolidated affiliates	(396,457)	—
Depreciation	4,742,200	4,362,908
Amortization	750,780	516,296
Effects on operating cash flows due to changes in
Tenant security deposits	(48,758)	(100,654)
Due from related party	194,786	102,489
Receivables	18,953	35,234
Prepaid expenses	358,274	215,828
Other assets	(45,719)	83,500
Due to related party	40,740	(170,869)
Tenant security deposits payable	63,366	130,412
Accounts payable	45,851	118,528
Accrued expenses	988,976	874,285

NET CASH FROM OPERATING ACTIVITIES	11,278,777	8,914,331

INVESTING ACTIVITIES
Purchase of property and equipment	(456,371)	(3,440,606)
Purchase of intangible assets	—	(1,483,434)
Proceeds from sale of property and equipment	932,513	1,444,355
Investment in unconsolidated affiliates	(80,726)	—
Distributions received from unconsolidated affiliates	640,200	—
Real estate tax and insurance escrows	(1,816,021)	(2,054,454)
Notes receivable payments received	1,567,180	26,123
Payments for earnest money deposits	(1,950,000)	—
Deferred insurance proceeds	301	(1,360)
Net deposits to replacement reserve	(110,719)	(78,889)
Net payments from exchange escrow	—	2,312,927

NET CASH (USED FOR) INVESTING ACTIVITIES	(1,273,643)	(3,275,338)

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
FINANCING ACTIVITIES
Payments for financing costs	(35,912)	(535,853)
Payments on investment certificates	(25,192)	(194,107)
Principal payments on special assessments payable	(662)	—
Proceeds from issuance of mortgage notes payable	1,091,337	6,512,000
Principal payments on mortgage notes payable	(10,664,227)	(6,286,612)
Net change in short-term notes payable	(3,450,000)	—
Proceeds from issuance of shares	10,526,056	2,075,445
Repurchase of shares	(1,852,707)	(1,061,630)
Dividends paid	(5,070,558)	(4,576,195)
Payment of syndication costs	(566,800)	(510,634)

NET CASH FLOWS (USED FOR) FINANCING ACTIVITIES	(10,048,665)	(4,577,586)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(43,531)	1,061,407
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,192,785	10,010,564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,149,254	$11,071,971

SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	6,018,715	5,922,653

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	1,057,706	887,480
Dividends declared and not paid	950,285	755,830
UPREIT distributions declared and not paid	2,262,213	2,140,397
UPREIT units converted to REIT common shares	1,404,220	246,035
Acquisition of assets in exchange for the issuance of noncontrolling interest shares in UPREIT	2,298,381	5,037,405
Increase in land improvements due to increase in special assessments payable	16,727	69,361
Unrealized (gain) loss on interest rate swap	48,438	31,374
Acquisition of assets with reduction of notes receivable	—	89,349
Acquisition of assets through assumption of debt and property purchased with financing	431,284	10,192,329

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

INREIT previously established an operating partnership (INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. The general partner has management responsibility for all activities of the operating partnership. As of June 30, 2012 and December 31, 2011, INREIT owned approximately 29.6% and 25.8%, respectively, of the operating partnership. The operating partnership is the 100% owner of Grand Forks INREIT, LLC, Autumn Ridge INREIT, LLC, Bismarck Interstate INREIT, LLC, 32nd Avenue INREIT, LLC, INREIT BL Mankato, LLC, INREIT BL Janesville, LLC, INREIT BL Eau Claire, LLC, INREIT BL Stevens Point, LLC, INREIT BL Sheboygan, LLC, INREIT BL Oshkosh, LLC, INREIT BL Onalaska, LLC, INREIT BL Grand Forks, LLC, INREIT BL Marquette, LLC, INREIT BL Bismarck, LLC, INREIT Stonybrook, LLC, INREIT Alexandria, LLC, INREIT Batesville, LLC, INREIT Fayetteville, LLC, INREIT Laurel, LLC, INREIT Somerset, LLC, Sierra Ridge, LLC, INREIT Maple Ridge, LLC, INREIT Fed-3 LLC, INREIT Sunset Ridge, LLC; the 81.25% owner of Eagle Run Partnership, LLLP; the 50% owner of Marketplace Investors, LLC; and the owner of 40.26% interest in Highland Meadows, LLLP.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2012 and consolidated statements of operations, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three and six month periods ended June 30, 2012 and 2011, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2012 and our consolidated statements of operations, consolidated statements of shareholders’ equity and our consolidated cash flows for the three and six month periods ended June 30, 2012 and 2011, as applicable. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of INREIT; INREIT Properties, LLLP; Grand Forks INREIT, LLC; Autumn Ridge INREIT, LLC; Bismarck Interstate INREIT, LLC; 32nd Avenue INREIT, LLC; INREIT BL Mankato, LLC; INREIT BL Janesville, LLC; INREIT BL Eau Claire, LLC; INREIT BL Stevens Point, LLC; INREIT BL Sheboygan, LLC; INREIT BL Oshkosh, LLC; INREIT BL Onalaska, LLC; INREIT BL Grand Forks, LLC; INREIT BL Marquette, LLC; INREIT BL Bismarck, LLC; INREIT Stonybrook, LLC; INREIT Alexandria, LLC; INREIT Batesville, LLC; INREIT Fayetteville, LLC; INREIT Laurel, LLC; INREIT Somerset, LLC; Sierra Ridge, LLC; INREIT Maple Ridge, LLC; INREIT FED-3, LLC; and INREIT Sunset Ridge, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments — Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three and six months ended June 30, 2012 and 2011.

Through December 31, 2011, we accounted for our investment in unconsolidated affiliates using the proportional method as defined in ASC 970. We have not restated prior periods’ financial statements as we believe the accounting change does not have a material effect on those statements.

Investment in unconsolidated affiliates as of June 30, 2012 consists of our 40.26% interest in Highland Meadows, LLLP, owner of one 144 unit residential, multi-tenant apartment complex in Bismarck, North Dakota; our 50.00% interest in Grand Forks Marketplace Retail Center with 183,000 square feet of commercial space in Grand Forks, North Dakota; and our 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial space in Fargo, North Dakota. Consolidation of these investments are not required as the entities do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. We and the respective affiliate partners must approve significant decisions about the applicable entities activities. As of June 30, 2012, the unconsolidated affiliates held total assets of $28.8 million and mortgage notes payable of $21.8 million.

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

Depreciation expense for the three months ended June 30, 2012 and 2011 totaled $2,378,011 and $2,169,186, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 totaled $4,742,200 and $4,362,908, respectively.

Annually, we evaluate our real estate investments for significant operational changes to assess whether any impairment indications are present, including recurring operating losses or significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. There have been no impairment losses during the six month periods ended June 30, 2012 and 2011, respectively.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three and six months or less when purchased as cash equivalents.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of June 30, 2012 and December 31, 2011, management determined that no allowance was necessary for uncollectible receivables.

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

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined that impairment was unnecessary at June 30, 2012 or June 30, 2011.

Rental Incentives

Rental incentives consist of up-front cash payments to lessees to sign the lease. Rental incentives are amortized against rental income over the term of the lease.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest

Interests in the operating partnership held by limited partners are represented by limited partnership units. The operating partnerships’ income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the operating partnership agreement.

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

We have adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10 Accounting for Income Tax Uncertainties, on January 1, 2009. The implementation of this standard had no impact on the financial statements. As of both the date of adoption and as of June 30, 2012, the unrecognized tax benefit accrual was zero. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2008.

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

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Generally, housing units are rented under short-term lease agreements. Generally, commercial space is rented under long-term lease agreements.

We derive over 95% of our revenues from tenant rents and other tenant-related activities. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $81,352 and $62,013 for the three months ended June 30, 2012 and 2011, respectively. The straight-line rent adjustment increased revenue by $132,755 and $124,704 for the six months ended June 30, 2012 and 2011, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheet as of June 30, 2012 and December 31, 2011 was $1,743,092 and $1,718,527, respectively. We receive payments for these reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share (“Basic EPS”) is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. INREIT had no dilutive potential common shares as of June 30, 2012 or 2011, and therefore, basic earnings per common share were equal to diluted earnings per common share for both periods.

For the three months ended June 30, 2012 and 2011, INREIT’s denominators for the basic and diluted earnings per common share were approximately 4,545,828 and 3,760,571, respectively. For the six months ended June 30, 2012 and 2011, INREIT’s denominators for the basic and diluted earnings per common share were approximately 4,325,854 and 3,750,574 shares, respectively.

Reclassifications

Certain amounts previously reported in our 2011 financial statements have been reclassified to conform to the fiscal 2012 presentation.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SEGMENT REPORTING

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

Segment Revenues and Net Income

The revenues and net operating income for these reportable segments are summarized as follows for the three and six month periods ended June 30, 2012 and 2011, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Three months ended June 30, 2012	Residential	Commercial	Total
(unaudited)

Income from rental operations	$9,317,809	$4,062,581	$13,380,390
Expenses from rental operations	3,883,391	1,036,744	4,920,135

Net operating income	$5,434,418	$3,025,837	$8,460,255

Interest			2,873,859
Depreciation and amortization			2,736,278
Administration of REIT			546,130
Other (income)/expense			(207,281)

Income from continuing operations			$2,511,269
Discontinued operations			97,534

Net income			$2,608,803

Three months ended June 30, 2011	Residential	Commercial	Total
(unaudited)

Income from rental operations	$7,899,163	$4,121,554	$12,020,717
Expenses from rental operations	3,363,864	1,117,990	4,481,854

Net operating income	$4,535,299	$3,003,564	$7,538,863

Interest			2,967,797
Depreciation and amortization			2,418,729
Administration of REIT			703,008
Other (income)/expense			(66,035)

Income from continuing operations			$1,515,364
Discontinued operations			276,486

Net income			$1,791,850

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30, 2012	Residential	Commercial	Total
(unaudited)

Income from rental operations	$18,642,148	$8,168,281	$26,810,429
Expenses from rental operations	7,866,261	2,119,521	9,985,782

Net operating income	$10,775,887	$6,048,760	$16,824,647

Interest			5,913,402
Depreciation and amortization			5,491,863
Administration of REIT			1,270,298
Other (income)/expense			(442,118)

Income from continuing operations			$4,591,202
Discontinued operations			919

Net income			$4,592,121

Six months ended June 30, 2011	Residential	Commercial	Total
(unaudited)

Income from rental operations	$15,664,815	$8,289,264	$23,954,079
Expenses from rental operations	6,863,366	2,347,933	9,211,299

Net operating income	$8,801,449	$5,941,331	$14,742,780

Interest			5,896,335
Depreciation and amortization			4,836,139
Administration of REIT			1,286,076
Other (income)/expense			(130,581)

Income from continuing operations			$2,854,811
Discontinued operations			258,553

Net income			$3,113,364

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Assets and Accumulated Depreciation

As of June 30, 2012 (Unaudited)	Residential	Commercial	Total

Property and Equipment	$235,558,386	$136,882,228	$372,440,614
Accumulated Depreciation	(21,799,482)	(12,072,128)	(33,871,610)

	$213,758,904	$124,810,100	$338,569,004

Cash and cash equivalents			3,149,254
Restricted deposits and funded reserves			7,058,145
Investment in unconsolidated affiliates			4,308,843
Receivables and other assets			3,740,430
Financing costs, less accumulated amortization			2,077,950
Rent incentive, less accumulated amortization			1,233,333
Intangible assets, less accumulated amortization			8,334,902

Total Assets			$368,471,861

As of December 31, 2011	Residential	Commercial	Total

Property and Equipment	$235,230,167	$152,152,404	$387,382,571
Accumulated Depreciation	(18,538,328)	(12,743,162)	(31,281,490)
Property and equipment included in assets held for sale	—	(439,088)	(439,088)

	$216,691,839	$138,970,154	$355,661,993

Cash and cash equivalents			3,192,785
Restricted deposits and funded reserves			3,397,991
Investment in unconsolidated affiliates			1,506,776
Receivables and other assets			6,237,543
Financing costs, less accumulated amortization			2,359,556
Assets held for sale			449,734
Rent incentive, less accumulated amortization			1,283,333
Intangible assets, less accumulated amortization			7,177,854

Total Assets			$381,267,565

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

As of June 30, 2012 (unaudited)	Residential	Commercial	Total

Land and land improvements	$23,131,323	$25,365,791	$48,497,114
Building and improvements	198,596,236	110,050,016	308,646,252
Furniture and fixtures	13,830,827	1,466,421	15,297,248

	235,558,386	136,882,228	372,440,614
Less accumulated depreciation	(21,799,482)	(12,072,128)	(33,871,610)

	$213,758,904	$124,810,100	$338,569,004

Less: property and equipment included in assets held for sale	—	—	—

	$213,758,904	$124,810,100	$338,569,004

As of December 31, 2011	Residential	Commercial	Total

Land and land improvements	$23,131,323	$27,800,822	$50,932,145
Building and improvements	198,289,967	122,885,161	321,175,128
Furniture and fixtures	13,808,877	1,466,421	15,275,298

	235,230,167	152,152,404	387,382,571
Less accumulated depreciation	(18,538,328)	(12,743,162)	(31,281,490)

	$216,691,839	$139,409,242	$356,101,081

Less: property and equipment included in assets held for sale	—	(439,088)	(439,088)

	$216,691,839	$138,970,154	$355,661,993

During 2011, we received insurance proceeds in the amount of $491,676 for damages caused by a wind storm. The proceeds were used in 2011 and 2012 to repair damages to the buildings.

There were no insurance proceeds received during the first six months of 2012.

NOTE 5 - HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we use a derivative instrument to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we have entered into interest rate swaps in the amount of $1,293,900 and $2,429,044 to provide a fixed rate of 7.25% and 2.57%, respectively. The swaps mature on April 15, 2020 and December 2017, respectively. The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception. The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of June 30, 2012 and December 31, 2011, we have recorded a liability and other comprehensive loss of $501,024 and $452,586, respectively.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

As of June 30, 2012	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net

In-place leases	$8,727,338	$(1,914,752)	$6,812,586
Above-market leases	1,705,820	(183,504)	1,522,316
Below-market leases	(947,842)	210,920	(736,922)

	$9,485,316	$(1,887,336)	$7,597,980

As of December 31, 2011	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net

In-place leases	$7,250,261	$(1,523,986)	$5,726,275
Above-market leases	1,588,281	(136,702)	1,451,579
Below-market leases	(688,844)	169,539	(519,305)

	$8,149,698	$(1,491,149)	$6,658,549

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending June 30,	Amount

2013	$762,128
2014	762,128
2015	762,128
2016	762,128
2017	762,128
Thereafter	3,787,340

$7,597,980

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of June 30, 2012 was 12.0 years.

NOTE 7 - SHORT TERM NOTES PAYABLE

We have a $11,000,000 variable rate (1-month LIBOR plus 2.50%) line of credit agreement with Wells Fargo Bank, which expires in November 2013; a $1,925,000 fixed rate (4.50%) line of credit agreement with Bremer Bank, which expires in June 2016; and a $2,000,000 variable rate (prime rate) line of credit agreement with State Bank and Trust of Fargo, which expires in June 2013. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; and Fargo, North Dakota, respectively. At June 30, 2012, the cumulative balance outstanding on the lines of credit was $4,550,000, leaving $10,375,000 unused under the agreements. At December 31, 2011, the cumulative balance outstanding on the lines of credit was $8,000,000, leaving $6,925,000 unused under the agreements.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of:

		Interest Rate Per	Principal Balance at
Maturity Date	Property Name (a)	Annum	30-Jun-12		31-Dec-11
July-13	Grand Forks Marketplace	5.26%	See	(e)	$5,974,655
April-20	Great American Building	7.25%	1,121,308		1,136,368
January-16	Autumn Ridge Apartments	5.74%	2,954,058		2,981,073
November-19	Sierra Ridge Phase II	5.92%	3,460,355		3,491,138	(b)
August-19	Sierra Ridge Phase I	5.46%	2,761,131		2,790,426
May-22	Banner Building	7.04%	See	(e)	5,052,762
August-17	Aetna Building	5.93%	7,123,081		7,178,722
February-15	Echelon Building	4.25%	1,254,666		1,286,105
September-20	Goldmark Office Park	5.33%	5,492,317		5,753,990
July-21	Southgate Apartments	5.96%	3,110,502		3,139,094
December-13	Richfield	6.67%	2,621,851		2,664,804
January-13	Sunwood	7.18%	—		1,858,047
October-17	Auburn I	6.30%	640,872		645,938
October-17	Hunter’s Run I	6.30%	308,229		310,665
December-17	Southview Villages	6.10%	2,149,084		2,166,400
December-17	Library Lane	6.10%	1,965,883		1,981,723
December-13	Bayview	6.73%	2,067,132		2,100,796
October-19	Danbury	5.03%	3,147,811		3,182,862
March-16	BioLife Properties	7.06-7.56%	11,951,490		12,509,057
January-13	Pebble Creek	5.72%	2,563,555		2,595,793
September-36	Carling Manor	4.40%	558,186		564,533
September-17	Oak Court	5.98%	1,906,316		1,919,916
September-17	Rosegate	5.93%	2,429,362		2,446,864
July-16	Village Park	6.15%	923,597		936,141
March-17	Westwood	3.95%	5,325,039		5,409,723
February-17	Parkwood	3.63%	1,275,896		977,791
June-18	Westwind	5.25%	378,574		384,163
June-18	Prairiewood	5.25%	1,644,686		1,668,991
April-18	Gate City Bank	3.97%	1,101,628		1,114,788	(c)
June-18	Emerald Court	5.25%	680,716		690,771
June-18	Berkshire	5.25%	332,792		337,723
December-12	Somerset Apartments	5.60%	1,866,708		1,889,144
July-16	Autumn Ridge	4.50%	3,495,437		3,551,730
June-13	Carlton Place	6.96%	1,953,519		1,986,250
September-14	Columbia West	7.80%	1,467,192		1,487,005
December-13	Westpointe Center	5.50%	—		2,433,166
December-13	Carlton 1-3	5.60%	2,215,647		2,241,563
June-13	Flickertail	6.96%	2,872,825		2,920,958
July-13	Willow Park	6.96%	2,573,660		2,616,412
June-15	Edgewood Vista	5.64%	15,144,471		15,327,299
February - 17	Colony Manor	3.63%	868,402		869,372
September-36	Saddlebrook	4.40%	1,148,237		1,161,291
April-15	Stonybrook	5.40%	5,735,821		5,786,446
May-19	Sunview	5.75%	1,275,465		1,289,752
March-14	Twin Parks	5.75%	—		1,660,966	(d)

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May-19	Village	5.75%	1,125,378	1,137,984
October-15	Regis	5.68%	9,840,757	9,938,892
April-25	Walgreens—Alexandria	5.69%	2,286,932	2,346,633
March-34	Walgreens—Batesville	6.85%	6,670,198	6,735,726
August-33	Walgreens—Fayetteville	6.85%	5,132,367	5,185,468
March-17	Fairview	3.95%	3,357,185	3,386,596
October-24	Walgreens—Laurel	6.07%	2,263,391	2,321,749
December-17	Galleria III	4.75%	653,319	660,752
December-13	Bank of the West	4.00%	2,371,855	2,401,144
January-16	Mandan Commercial	5.25%	—	1,087,056
March-17	Hunter	3.95%	1,252,558	1,266,694
April-16	Midtown Plaza	5.31%	—	703,705
May-21	Maple Ridge	5.69%	4,441,545	4,469,145
November-24	Country Club	4.37%	684,533	705,271
December-12	Moorhead Commercial	3.00%	535,949	553,939
June-21	Walgreens—Denver	4.50%	4,498,866	4,549,719
August-16	Southview III	4.50%	244,854	247,617
March-17	Eagle Run	3.95%	4,898,595	4,955,117
March-17	Maplewood Bend	3.95%	3,557,180	3,597,985
September-14	Islander	6.00%	514,398	522,787
September-21	Brookfield	3.75%	1,587,120	1,657,972
January-17	Titan Machinery—Marshall	4.55%	2,405,109	2,445,391
August-16	Glen Pond	6.30%	16,551,722	16,694,344
January-22	Sunset Ridge	4.44%	9,374,064	9,435,000
November-16	Titan Machinery—Dickinson	4.23%	427,122	—
April-17	Dairy Queen—Dickinson	3.63%	768,344	—

			197,310,841	217,479,862

(a)	Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender unless otherwise noted in (b) — (d).
(b)	Mortgage is secured by the property and guaranty of owners.
(c)	Variable rate mortgage notes payable, adjusted every three years.
(d)	Secured by mortgage on property and corporate guaranty.
(e)	Accounted for as an investment in unconsolidated affiliate as of January 1, 2012.

The mortgage note agreements may include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of June 30, 2012 and December 31, 2011, we were in compliance with all covenants with the exception of one loan on a retail property in Fargo, North Dakota for which we have received a one year waiver on January 1, 2011 from the lender. The property was out of compliance with the lender’s debt service coverage ratio requirement as December 31, 2011. The note was paid off in March 2012.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
2012 (July 1, 2012 to December 31, 2012)	$5,457,008
2013	22,468,716
2014	10,318,745
2015	35,815,460
2016	33,224,497
2017	38,671,897
Thereafter	51,354,518

Total Payments	$197,310,841

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

•	Level 3 — Instruments whose significant inputs are unobservable.

Assets measured at fair value on a recurring basis in accordance with ASC 820-10:

Liabilities	Total as of 06/30/12	Quoted Prices: Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3

Fair value of interest rate swap	$501,024	$—	$501,024	$—

Liabilities	Total as of 12/31/11	Quoted Prices: Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3

Fair value of interest rate swap	$452,586	$—	$452,586	$—

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of June 30, 2012 and December 31, 2011, limited partnership units totaled 10,955,025 and 10,899,598, respectively. As of June 30, 2012 and 2011, the operating partnership declared distributions of $2,262,213 and $2,140,397 respectively, to limited partners to be paid in July 2012 and 2011. Distributions per unit were $0.4130 and $0.4025 during the first six months of 2012 and 2011, respectively.

During the first six months of 2012 and 2011, limited partners converted 108,742 and 19,526 limited partnership units into 108,742 and 19,526 INREIT common shares valued at $1,404,220 and $246,035, respectively.

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

NOTE 11 - BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of INREIT. As of June 30, 2012 and December 31, 2011, there were 4,601,864 and 3,796,223, respectively, common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.41300 per share and $0.40250 per share for the six months ending June 30, 2012 and 2011, respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

Property Management Fee

During 2011, we paid property management fees to INREIT Management, LLC for properties managed by INREIT Management, LLC in an amount equal to 5% of rents. The management team of INREIT Management, LLC includes Kenneth P. Regan, our Chief Executive Officer and Board of Trustee Member; Bradley J. Swenson, our President; James Wieland, our Board of Trustee member; Peter J. Winger, our Chief Financial Officer and Darla Iverson, our Secretary. For the six month period ended June 30, 2011, we paid management fees of $3,175 to INREIT Management, LLC. We did not pay management fees to INREIT Management, LLC for the six month period ended June 30, 2012.

During 2012 and 2011, we paid property management fees to Goldmark Property Management in an amount equal to 5% of rents. The management team of Goldmark Property Management includes Kenneth Regan and James Wieland. For the six month period ended June 30, 2012 and 2011, we paid management fees of $2,106,735 and $1,820,644, respectively, to Goldmark Property Management.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Trustee Fees

We paid Trustee fees of $31,400 and $22,000 during the six month period ended June 30, 2012 and 2011, respectively.

Advisory Agreement

We are an externally advised trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees.

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

Acquisition Fee: For its services in investigating and negotiating acquisitions of investments for us, the Advisor receives an acquisition fee of 2.5% of the purchase price of each property acquired, capped at $375,000 per acquisition. The total of all acquisition fees and acquisition expenses cannot exceed 6% of the purchase price of the investment, unless approved by the majority of the trustees, including a majority of the independent trustees, if they determine the transaction to be commercially competitive, fair and reasonable to us.

Disposition Fee: If the Advisor provides a substantial amount of services in the effort to sell any investment, the Advisor receives a disposition fee of 3% of the sales price of each investment. However, the disposition fee and other real estate commissions paid to unaffiliated parties cannot in the aggregate exceed the lesser of 6% of the sales price or a competitive real estate commission (which is reasonable, customary and competitive in light of the size, type and location of the property), unless approved by the majority of the trustees, including a majority of the independent trustees, if they determine the transaction to be commercially competitive, fair and reasonable to us.

Financing Fee: 0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility.

Management Fees

During the six months ended June 30, 2012 and 2011, we incurred $646,410 and $373,279 to INREIT Management, LLC, our Advisor, for advisory management fees. As of June 30, 2012 and December 31, 2011, we owed INREIT Management, LLC $107,471 and $66,733, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations, and the amount payable based on 0.35% of Total Assets in 2012 and 0.50% of net invested assets in 2011.

Acquisition Fees

During the six months ended June 30, 2012 and 2011, we incurred $68,012 and $585,797, respectively, to INREIT Management, LLC for acquisition fees. These fees are for performing due diligence on properties acquired and were based on 2.5% of the purchase price up to a maximum of $375,000 per individual property in 2012 and 3% of the purchase price up to a maximum of $300,000 per individual property in 2011. During 2011, half of the acquisition fee was allocated to the cost of ongoing financing activities required during the life of the acquisition. There were no acquisition fees owed to INREIT Management, LLC as of June 30, 2012 and December 31, 2011, respectively.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Fees

During the six months ended June 30, 2012, we incurred $8,424 in financing fees to INREIT Management, LLC for loan financing and refinancing activities. This fee was based on 0.25% of loan activity. There were no financing fees owed to INREIT Management, LLC as of June 30, 2012 and December 31, 2011.

Disposition Fees

During the six months ended June 30, 2012 and 2011, we incurred $27,975 and $43,500 in disposition fees to INREIT Management, LLC, respectively. See Note 16. There were no disposition fees owed to INREIT Management, LLC as of June 30, 2012 and December 31, 2011, respectively.

Property Acquisitions

In May 2011, we purchased a 40 unit apartment complex and a 24 unit apartment complex in Fargo, North Dakota for approximately $2,400,000. The properties were purchased from entities affiliated with Kenneth Regan and James Wieland, related parties. Mr. Regan and Mr. Wieland each received limited partnership units valued at $419,232 in the purchase transactions.

Investments in Affiliates

In July 2011, we purchased a 40.26% interest in Highland Meadows, LLLP, a 144 unit apartment complex in Bismarck, North Dakota. Our proportional share of the purchase was $2,325,861 with the remaining interest in the property held by Messrs. Regan and Wieland.

Commissions

During the six month period ended June 30, 2011, we incurred brokerage fees of $82,833 to Roger Domres, or entities owned by Roger Domres, shareholder of INREIT, and a former governor and member of INREIT Management, LLC. Brokerage fees were based on 4% of the purchase price of limited partnership units and 8% of the purchase price of INREIT common shares sold. During the six month period ended June 30, 2011, we incurred marketing fees of $19,063, respectively, to HSC Partner, LLC, an entity owned by Roger Domres. Marketing fees were based on 2% of the purchase price of INREIT common shares sold. We did not incur any brokerage or marketing fees to Roger Domres or entities owned by Roger Domres for the six month period ended June 30, 2012. As of June 30, 2012 and December 31, 2011, there were no outstanding brokerages or marketing fees owed to Roger Domres or entities owned by Roger Domres.

During the six month period ended June 30, 2012 and 2011, we incurred brokerage fees of $583,622 and $54,704, respectively, to a broker-dealer benefitting Dale Lian, a shareholder of INREIT and a member of INREIT Management, LLC. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of June 30, 2012, there were $80,409 in outstanding brokerage fees owed to Dale Lian or entities benefitting Dale Lian. As of December 31, 2011, there were no outstanding brokerage fees owed to Dale Lian or entities benefitting Dale Lian.

During the six month periods ended June 30, 2012 and 2011, we incurred brokerage fees of $24,933 and $15,968, respectively, to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of June 30, 2012, we owed $8,400 outstanding brokerage fees to the broker-dealer. As of December 31, 2011, there were no outstanding brokerage fees owed to the broker-dealer.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six month periods ended June 30, 2012 and 2011, we incurred real estate commissions of $78,700 and $133,499, respectively, to Goldmark Schlossman Commercial Real Estate Services, Inc., which is controlled by Kenneth Regan and James Wieland. There were no outstanding commissions owed as of June 30, 2012 and December 31, 2011.

Rental Income

During each of the six month periods ended June 30, 2012 and 2011, we received rental income of $1,080,035 under various lease agreements with Edgewood Vista Senior Living, Inc., an entity affiliated with Philip Gisi and Rex Carlson, former members of the Board of Trustees. As of June 30, 2012 and December 31, 2011, we were owed $138,351, and $263,526, respectively, from Edgewood Vista Senior Living, Inc. for real estate taxes related to the properties.

During each of the six month periods ended June 30, 2012 and 2011, we received rental income of $50,125 under a lease agreement for an office building with EMG Investment Group, an entity affiliated with Philip Gisi and Rex Carlson, former members of the Board of Trustees. Gate City Bank, a tenant in the building, is an entity affiliated with Lance Wolfe, current member of the Board of Trustees and the Executive Vice President of the Bank. As of June 30, 2012 and December 31, 2011, we were owed $23,122 and $44,042 respectively, from EMG Investment Group for real estate taxes related to the property.

During each of the six month periods ended June 30, 2012 and 2011, we received rental income of $89,525 under an operating lease agreement with GOLDMARK Property Management.

During the six month period ended June 30, 2012 and 2011, we received rental income of $20,599 and $25,854, respectively, under operating lease agreements with INREIT Management, LLC.

Rental Incentive

During 2009, we provided a rent incentive of $1,500,000 to a property owned by Edgewood Development Group, an entity affiliated with Philip Gisi, a former member of the Board of Trustees. The rent incentive is being amortized against rental income over the term of the lease. During each of the six month periods ended June 30, 2012 and 2011, we amortized $50,000 against income.

NOTE 13 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $18,642,148 and $15,664,815 for the six months ended June 30, 2012 and 2011, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2036. Lease terms often include renewal options. For the six months ended June 30, 2012 and 2011, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $1,734,854 and $1,981,600, respectively, totaled $8,168,281 and $8,289,264, respectively.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - PROPERTY MANAGEMENT FEES

We have entered into various property management agreements with unrelated management companies. The agreements provide for the payment of property management fees based on a percentage of rental income (generally 5%). During the six month periods ended June 30, 2012 and 2011, we incurred property management fees of $46,926 and $61,663, respectively, to unrelated management companies.

During the six month periods ended June 30, 2012 and 2011, we incurred property management fees of 5% of rents to INREIT Management, LLC and GOLDMARK Property Management, both related parties (see Note 12).

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

Investment in Unconsolidated Affiliates

The operating partnership owns a 40.26% interest in Highland Meadows, LLLP, a 144 unit multi-tenant apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with NorthMarq Capital LLC with a balance at June 30, 2012 of $2,468,555. We owed $993,840 and $1,004,607 of our respective share of the mortgage loan balance as of June 30, 2012 and December 31, 2011, respectively. The property was purchased in July 2011.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through its 100% ownership of Grand Forks INREIT, LLC, which owns a 1/3 interest of Grand Forks Marketplace Retail Center and a 50% ownership of Marketplace Investors, LLC, which owns a 1/3 interest as a tenant in common of Grand Forks Marketplace Retail Center. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with Key Bank Real Estate Capital with a balance at June 30, 2012 and December 31, 2011 of $11,807,856 and $11,949,310, respectively. We owed $5,903,928 and $5,974,655 for our respective share of the mortgage loan balance as of June 30, 2012 and December 31, 2011, respectively.

The operating partnership owns a 2/3 interest in the Banner Building, a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GE Commercial Finance Business Property Corporation with a balance at June 30, 2012 and December 31, 2011 of $7,524,497 and $7,579,143, respectively. We owed $5,016,331 and $5,052,762 for our respective share of the mortgage loan balance on June 30, 2012 and December 31, 2011, respectively.

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

During the second quarter of 2012, we sold vacant land in Minot, North Dakota for approximately $583,000 and recognized a gain of approximately $114,300.

2011

During the first quarter of 2011, there were no dispositions.

During the second quarter of 2011, we sold an assisted living facility in Williston, North Dakota for $1.45 million and recognized a gain of $366,990.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

INCOME FROM RENTAL OPERATIONS	$—	$12,300	$—	$97,458

EXPENSES FROM RENTAL OPERATIONS
Interest	—	25,938	—	51,910
Depreciation and amortization	—	14,544	1,117	37,186
Real estate taxes	(945)	9,580	(945)	25,463
Property management fees	—	1,200	—	5,575
Utilities	—	2,193	—	9,618
Repairs and maintenance	—	3,003	—	9,380
Administrative	—	2,503	(1,427)	6,812

	(945)	58,961	(1,255)	145,944

Administration of REIT
Administrative expenses	—	—	—	15,258
Disposition expenses	17,475	43,500	27,975	43,500
Legal and accounting	243	343	1,612	1,193

	17,718	43,843	29,587	59,951

Total expenses	16,773	102,804	28,332	205,895

OTHER INCOME
Interest income	—	—	2,915	—

	—	—	2,915	—

INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN (LOSS) ON SALE	(16,773)	(90,504)	(25,417)	(108,437)

GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS	114,307	366,990	26,336	366,990

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$97,534	$276,486	$919	$258,553

(Continued on next page)

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

Purchases during the first six months of 2012

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

Total consideration given for acquisitions in first six months of 2012 was completed through issuing approximately $2.3 million in limited partnership units of the operating partnership, valued at $14.00 per unit. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the assets acquired and liabilities assumed during the six months ended June 30, 2012:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable Lease Terms	Mortgages Assumed	Consideration Given

Dairy Queen, Dickinson, ND	$986,845	$225,616	$117,539	$—	$—	$1,330,000
Titan Machinery, Dickinson, ND	1,450,125	199,173	—	(258,998)	(431,285)	959,015

	$2,436,970	$424,789	$117,539	$(258,998)	$(431,285)	$2,289,015

Purchases during the first six months of 2011

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

In May 2011, the operating partnership purchased a 40 unit apartment complex and a 24 unit apartment complex in Fargo, North Dakota for approximately $2.5 million. The purchase was financed through the assumption of approximately $0.8 million in debt and the issuance of limited partnership units valued at approximately $1.7 million. The properties were purchased from entities affiliated with Kenneth Regan and James Wieland, related parties, who each received limited partnership units valued at approximately $419,000.

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

Total consideration given for acquisitions in first six months of 2011 was completed through issuing approximately $5.0 million in limited partnership units of the operating partnership, valued at $14.00 per unit, and cash of $4.3 million. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The following table summarizes the fair value of the assets acquired and liabilities assumed during 2011:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable Lease Terms	Mortgages Assumed	Consideration Given

Applebee’s, Apple Valley, MN	$1,795,299	$322,866	$404,635	$—	$—	$2,522,800
Sierra Ridge Apartments, Bismarck, ND	6,458,761	—	—	—	(4,264,480)	2,194,281
Country Side Apartments, Fargo, ND	936,320	—	—	—	(286,083)	650,237
Country Club Apartments, Fargo, ND	1,527,680	—	—	—	(466,766)	1,060,914
Bank of the West, Moorhead, MN	922,187	77,813	—	—	(263,925)	736,075
Dairy Queen, Moorhead, MN	1,027,324	151,810	1,866	—	(311,075)	869,925
Walgreen’s, Denver, CO	4,706,332	449,949	53,719	—	(4,062,030)	1,147,970
Taco Bell Land, Denver, CO	669,224	20,122	654	—	(537,970)	152,030

	$18,043,127	$1,022,560	$460,874	$—	$(10,192,329)	$9,334,232

The Board of Trustees has determined an estimate of fair value for the limited partnership units issued in 2012 and 2011. In determining this value, the board relied upon their experience with, and knowledge about our real estate portfolio and debt obligations. The board also relied on valuation methodologies that are commonly used

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 18 - SUBSEQUENT EVENTS

Subsequent to June 30, 2012 through the date of this filing, we sold 61,181.428 common shares to accredited investors in a private placement pursuant to an exemption under Rule 506 of Regulation D, which resulted in additional gross proceeds of $843,100.

On August 1, 2012, we purchased a 23,690 square foot implement dealership in Minot, North Dakota for $2,630,000 with cash. The purchase price allocation has not yet been finalized.

On August 1, 2012, we purchased 2.5 acres of land adjacent to an implement dealership in Dickinson, North Dakota for $400,000 with cash. The purchase price allocation has not yet been finalized.

On August 3, 2012, we purchased approximately 12 acres of development land in Bismarck, North Dakota for $2,420,000 with cash. The purchase price allocation has not yet been finalized.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 29.6% of the operating partnership as of June 30, 2012. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

We use this UPREIT structure to facilitate acquisitions of commercial real estate properties. A sale of property directly to a REIT is generally a taxable transaction to the property seller. However, in an UPREIT structure, if a property seller exchanges the property with one of its operating partnerships in exchange for limited partnership interests, the seller may defer taxation of gain in such exchange until the seller resells its limited partnership interests or exchanges its limited partnership interests for the REIT’s common stock. By offering the ability to defer taxation, we may gain a competitive advantage in acquiring desired properties over other buyers who cannot offer this benefit. In addition, investing in our operating partnership, rather than directly in INREIT, may be more attractive to certain institutional or other investors due to their business or tax structure. If an investor is interested in making a substantial investment in our operating partnership, our structure provides us the flexibility to accommodate different terms for each investment, while applicable tax laws generally restrict a REIT from charging different fee rates among its shareholders. Finally, if our shares become publicly traded, the former property seller may be able to achieve liquidity for his investment in order to pay taxes.

Operating Partnership

Our operating partnership, INREIT Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of commercial properties and multi-family dwellings located principally in the upper and central Midwest United States.

As of June 30, 2012, approximately 54.9% of the properties are apartment communities and senior assisted living communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of June 30, 2012, approximately 45.1% of the properties were comprised of office, retail and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

Our real estate portfolio consisted of 91 properties containing approximately 4,276 apartments, 193 assisted living units and 902,353 square feet of leasable commercial space as of June 30, 2012. The portfolio has a gross book value of approximately $372.4 million, which includes assets held for sale, and book equity, including noncontrolling interests, of approximately $153.7 million as of June 30, 2012.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the period ended June 30, 2012 included elsewhere in this report.

Specific Achievements for the Six Months Ended June 30, 2012

•	Increased revenues from rental operations by $2,856,350 or 11.9% compared to first half of 2011

•	Acquired two (2) properties totaling 20,571 square feet for $2.7 million.

•	Declared and paid dividends totaling $0.41300 per share.

•	Raised gross proceeds totaling $10.5 million from the sale of our common shares in private placements.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Residential	Commercial	Total	Residential	Commercial	Total
Revenue from rental operations	$9,317,809	$4,062,581	$13,380,390	$7,899,163	$4,121,554	$12,020,717
Expenses from operations
Real Estate Taxes	960,153	585,678	1,545,831	823,486	621,623	1,445,109
Property Management Fees	1,011,552	65,373	1,076,925	895,753	64,727	960,480
Utilities	659,353	181,697	841,050	620,585	194,714	815,299
Repairs and Maintenance	1,045,223	190,010	1,235,233	877,963	207,826	1,085,789
Insurance	207,110	13,986	221,096	146,077	29,100	175,177

Total expenses from operations	3,883,391	1,036,744	4,920,135	3,363,864	1,117,990	4,481,854

Net operating income	$5,434,418	$3,025,837	$8,460,255	$4,535,299	$3,003,564	$7,538,863

Interest			2,873,859			2,967,797
Depreciation and amortization			2,736,278			2,418,729
Administration of REIT			546,130			703,008
Other (income)/expense			(207,281)			(66,035)

Income from continuing operations			2,511,269			1,515,364

Discontinued operations			97,534			276,486

Net Income			$2,608,803			$1,791,850

Net Income Attributed to:
Noncontrolling Interest			$1,859,206			$1,319,020
INREIT Real Estate Investment Trust			$749,597			$472,830
Dividends per share (1)			$0.20650			$0.20125

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $13.4 million increased approximately $1.4 million or 11.3% for the three months ended June 30, 2012 in comparison to the same period in 2011. Approximately $1.1 million of the increase in property revenues was due to three residential properties acquired during 2011. Rental income from residential properties owned for more than one year increased approximately $0.3 million or 3.2% in comparison to the same period in 2011.

The following table illustrates quarterly changes in rental occupancy during the periods indicated:

	30-Jun-12	31-Mar-12	30-Jun-11	31-Mar-11
Residential occupancy	98.0%	98.9%	97.9%	97.5%
Commercial occupancy	98.3%	96.7%	95.0%	93.8%

Residential and commercial occupancy have remained relatively consistent across reporting periods. Tenant concessions of 0.4% during the three month period ended June 30, 2011 improved to 0.2% in the same period of 2012.

Residential revenues comprised 69.6% of total revenues for the three month period ended June 30, 2012 compared to 65.7% of total revenues for the three month period ended June 30, 2011, as a result of residential acquisition activity during 2011.

Commercial revenues for the three month period ended June 30, 2012 remained relatively flat with the same period in 2011. However, commercial revenues comprised 30.4% of the total revenues for the three month period ended June 30, 2012 compared to 34.3% of total revenues for the three month period ended June 30, 2011, primarily because of the increase in residential properties.

Expenses

Residential expenses from operations of $3.9 million during the three month period ended June 30, 2012 increased $0.5 million or 15.4% in comparison to the same period in 2011. This increase corresponds with a 18.0% increase in residential rental revenues and is attributed to increases in real estate tax expense, property management fees, utilities and insurance expense, all of which increased principally because of the increase in number of residential properties owned in 2012 versus 2011.

Commercial expenses from operations of $1.0 million during the three month period ended June 30, 2012 remained relatively consistent with the same period in 2011, which corresponds to relatively no change in commercial revenues.

Interest expense of $2.9 million during the three month period ended June 30, 2012 decreased $0.1 million in comparison to the same period in 2011. Interest expense was approximately 21.5% and 24.7% of rental income for three month periods ended June 30, 2012 and 2011, respectively. The decrease of interest expense as a percentage of rental income during the three month period ended June 30, 2012 was a result of lower interest rates for mortgage notes payable during these periods in 2012 to 2011, reduced mortgage indebtedness and increased rental revenues from acquired properties unencumbered by mortgages.

Depreciation and amortization expense increased 13.3% from $2.4 million for the three months ended June 30, 2011 to approximately $2.7 million for the three months ended June 30, 2012. The $0.3 million increase was primarily a result of depreciation and amortization for the six properties added to our portfolio during 2011. Depreciation and amortization expense as a percentage of rental income for the three month periods ended June 30, 2012 and 2011 was consistent at 20.4% and 20.1%, respectively.

REIT administration expenses decreased from $0.7 million for the three months ended June 30, 2011 to $0.5 million for the three month periods ended June 30, 2012 due to a decrease in acquisition and disposition fees.

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

Residential NOI increased $0.9 million or 19.8% for the three month period ended June 30, 2012 in comparison to the same three month period in 2011 due primarily to acquisition activity in the residential segment. Commercial NOI remained relatively the same for the three month periods ended June 30, 2012 and 2011.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Residential	Commercial	Total	Residential	Commercial	Total
Revenue from rental operations	$18,642,148	$8,168,281	$26,810,429	$15,664,815	$8,289,264	$23,954,079
Expenses from operations
Real Estate Taxes	1,920,306	1,173,205	3,093,511	1,624,364	1,209,819	2,834,183
Property Management Fees	2,015,102	138,560	2,153,662	1,734,287	145,620	1,879,907
Utilities	1,519,245	383,613	1,902,858	1,395,964	398,065	1,794,029
Repairs and Maintenance	1,992,715	410,997	2,403,712	1,813,666	544,447	2,358,113
Insurance	418,894	13,146	432,040	295,085	49,982	345,067

Total expenses from operations	7,866,262	2,119,521	9,985,783	6,863,366	2,347,933	9,211,299

Net operating income	$10,775,886	$6,048,760	$16,824,646	$8,801,449	$5,941,331	$14,742,780

Interest			5,913,402			5,896,335
Depreciation and amortization			5,491,863			4,836,138
Administration of REIT			1,270,298			1,286,076
Other (income)/expense			(442,119)			(130,581)

Income from continuing operations			4,591,202			2,854,812

Discontinued operations			919			258,553

Net Income			$4,592,121			$3,113,365

Net Income Attributed to:
Noncontrolling Interest			$3,307,344			$2,291,131
INREIT Real Estate Investment Trust			$1,284,777			$822,233
Dividends per share (1)			$0.41300			$0.40250

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $26.8 million increased approximately $2.8 million or 11.9% for the six months ended June 30, 2012 in comparison to the same period in 2011. Approximately $2.4 million of the increase in property revenues was due to six residential properties acquired during 2011. Rental income from residential properties owned for more than one year increased approximately $0.5 million or 3.4% in comparison to the same period in 2011.

The following table illustrates quarterly changes in rental occupancy during the periods indicated:

	30-Jun-12	31-Dec-11	30-Jun-11	31-Dec-10
Residential occupancy	98.0%	98.9%	97.9%	96.0%
Commercial occupancy	98.3%	97.4%	95.0%	93.9%

Residential and commercial occupancy remained relatively consistent across reporting periods. Tenant concessions of 0.5% during the six month period ended June 30, 2011 improved to 0.3% in the same period of 2012.

Residential revenues comprised 69.5% of total revenues for the six month period ended June 30, 2012 compared to 65.4% of total revenues for the six month period ended June 30, 2011, as a result of residential acquisition activity during 2011.

Commercial revenues for the six month period ended June 30, 2012 remained relatively flat with the same period in 2011. However, commercial revenues comprised 30.5% of the total revenues for the six month period ended June 30, 2012 compared to 34.6% of total revenues for the six month period ended June 30, 2011, primarily because of the increase in the number of properties.

Expenses

Residential expenses from operations of $7.9 million during the six month period ended June 30, 2012 increased $1.0 or 14.6% in comparison to the same period in 2011. This increase corresponds with a 19.0% increase in residential rental revenues and is attributed to increases in real estate tax expense, property management fees, utilities and insurance expense due to the increase in number of properties owned during these periods in 2012 versus 2011.

Commercial expenses from operations of $2.2 million during the six month period ended June 30, 2012 decreased $0.1 million from the same period in 2011. Repairs and maintenance expense decreased $0.1 million because of better weather conditions and fewer repairs for the six months ended June 30, 2012 compared to the same six month period in 2011.

Interest expenses of $5.9 million for each period were approximately 22.1% and 24.6% of rental income for six month periods ended June 30, 2012 and 2011, respectively. The decrease of interest expense as a percentage of rental income during the six month period ended June 30, 2012 was a result of lower interest rates for mortgage notes payable during these periods in 2012 to 2011, reduced mortgage indebtedness and increased rental revenues from acquired properties unencumbered by mortgages.

Depreciation and amortization expense increased 13.6% from $4.8 million for the six months ended June 30, 2011 to approximately $5.5 million for the six months ended June 30, 2012. The $0.7 million increase was primarily a result of depreciation and amortization for the six properties added to our portfolio during 2011. Depreciation and amortization expense as a percentage of rental income for the six month periods ended June 30, 2012 and 2011 was consistent at 20.5% and 20.2%, respectively.

REIT administration expenses of $1.3 million for each period were approximately 4.7% and 5.4% of rental income for the six month periods ended June 30, 2012 and 2011, respectively. The decrease of REIT administration expenses as a percentage of rental income was the result of lower legal, accounting and acquisition fees and increased rental income.

Net Operating Income

Residential NOI increased $2.1 million or 14.2% for the six month period ended June 30, 2012 in comparison to the same six month period in 2011 due primarily to acquisition activity in the residential segment. Commercial NOI remained relatively the same for the six month periods ended June 30, 2012 and 2011.

Property Acquisitions and Dispositions

For the Six Months Ended June 30, 2012

We acquired two properties for a total of $2.7 million during the six month period ended June 30, 2012. Total consideration for the acquisitions was the issuance of approximately $2.3 million in limited partnership units of the operating partnership.

We sold two properties for a total of $0.9 million during the six month period ended June 30, 2012 and recognized a $26,000 gain on the sales.

See Notes 16 and 17 of Notes to the Financial Statements above for more information regarding our acquisitions and dispositions during the six month periods ended June 30, 2012 and 2011.

For the Six Months Ended June 30, 2011

We acquired six properties for a total of $19.5 million during the six month period ended June 30, 2012. Total consideration for the acquisitions was the issuance of approximately $5.0 million in limited partnership units of the operating partnership and cash of $4.3 million. We assumed $10.2 million in mortgage notes payable.

We sold one property for a total of $1.45 million during the six month period ended June 30, 2012. We recognized a gain of $0.37 million on the sale.

Funds From Operations and Modified Funds From Operations (FFO and MFFO)

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

In addition to FFO, management also uses Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental performance measure. MFFO as defined by us excludes from FFO acquisition related costs which are required to be expensed in accordance with GAAP. Prior to 2009, acquisition costs for business combinations were capitalized; however, beginning in 2009, acquisition costs related to business combinations are now expensed. Our definition of MFFO also excludes disposition costs related to sales of investment properties. Acquisition and disposition related expenses include those paid to our Advisor and third parties. Management believes that excluding acquisition and disposition related costs from MFFO provides useful supplemental performance information that is comparable over the long-term and this is consistent with management’s analysis of the operating performance of the REIT.

While FFO and MFFO applicable to common shares and limited partnership units are widely used by REITs as performance metrics, not all real estate investment trusts use the same definition of FFO and MFFO or calculate FFO and MFFO in the same way. The FFO and MFFO reconciliation presented here is not necessarily comparable to FFO and MFFO presented by other real estate investment trusts. FFO and MFFO should also not be considered as an alternative to net income as determined in accordance with GAAP as a measure of a real estate investment trust’s performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO and MFFO applicable to common shares and limited partnership units does not represent cash generated from operating activities in accordance with GAAP, and is not necessarily indicative of sufficient cash flow to fund a real estate investment trust’s needs or its ability to service indebtedness or to pay dividends to shareholders.

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three and six month periods ended June 30, 2012 and 2011, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to INREIT to FFO and MFFO

	Three Month Period ended June 30,
	2012			2011
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net Income attributable to:
INREIT	$749,597	4,545,828	$0.16	$472,830	3,760,571	$0.13

Add back:
Noncontrolling Interest—OPU	1,850,470	10,975,172		1,323,435	10,575,232
Depreciation & Amortization from continuing operations	2,736,278			2,418,729
Depreciation & Amortization from discontinued operations	—			14,544
Pro rata share of unconsolidated affiliates depreciation & amortization	97,019
Loss on depreciable asset sales	—
Subtract:
Gain (loss) on land and depreciable asset sales	(114,307)			(366,990)

Funds from operations applicable to common shares and limited partnership units	$5,319,057	15,521,000	$0.34	$3,862,548	14,335,803	$0.27

Add back:
Acquisition and disposition expenses	—			361,576
Modified Funds from Operations (MFFO)	$5,319,057	15,521,000	$0.34	$4,224,124	14,335,803	$0.29

(1)	Limited Partnership Units of the Operating Partnership are exchangeble for common shares of beneficial interest on a one-for-one basis.

Reconciliation of Net Income Attributable to INREIT to FFO and MFFO

	Six Month Period ended June 30,
	2012			2011
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net Income attributable to:
INREIT	$1,284,777	4,325,854	$0.30	$822,233	3,750,574	$0.22

Add back:
Noncontrolling Interest—OPU	3,293,928	10,977,049		2,298,597	10,578,997
Depreciation & Amortization from continuing operations	5,491,863			4,836,139
Depreciation & Amortization from discontinued operations	1,117			37,186
Pro rata share of unconsolidated affiliates depreciation & amortization	196,258
Loss on depreciable asset sales	87,971
Subtract:
Gain (loss) on land and depreciable asset sales	(114,307)			(366,990)

Funds from operations applicable to common shares and limited partnership units	$10,241,607	15,302,903	$0.67	$7,627,165	14,329,571	$0.53

Add back:
Acquisition and disposition expenses				498,758
Modified Funds from Operations (MFFO)	$10,241,607	15,302,903	$0.67	$8,125,923	14,329,571	$0.57

(1)	Limited Partnership Units of the Operating Partnership are exchangeable for common shares of beneficial interest on a one-for-one basis.

Liquidity and Capital Resources

Our principal demands for funds will be for the (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends/distributions and redemptions, and (iv) payment of principal and interest on current and any future outstanding indebtedness. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and any redemption requests to our shareholders from cash flow from operations; however, we may use other sources to fund dividends/distributions, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from cash flow from operations, net proceeds of share offerings and debt proceeds.

Evaluation of Liquidity

We continually evaluate our liquidity and ability to fund future operations, debt obligations and any redemption requests. As part of our analysis, we consider credit quality of tenants and lease expirations among other factors.

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

Historically, the geographic location of our properties and credit-worthiness of our tenants have resulted in minimal to no property impairments or write-offs on uncollectible rental revenues. We anticipate the trend to continue. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

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

Share Rescission or Liquidation

We could be subjected to claims by shareholders that certain securities sales were not proper. However, we presently believe that few, if any, of our shareholders will request rescission due to several factors, including our strong operating performance over the last three years, earnings that cover dividends, increased dividends, and, we believe, the current value of our common shares, currently set at $14.00 per share, would exceed the amount a shareholder would receive pursuant to a rescission offer. In fact, based on limited utilization of our repurchase plan (whereby less than 3.5% of the shares sold have been requested to be repurchased under this new plan since January 1, 2011) and known demand for our common shares at $14.00 per share, we believe that such claims will not exceed $1,000,000 and most likely would not exceed our cash and cash equivalents, which exceeded $3,149,000 at June 30, 2012. Additionally, as of June 30, 2012, we had approximately $10,375,000 in unused lines of credit. The amount of any such claims, if asserted, however, is speculative at this time and the potential claims could approximate $33,000,000. If claims are greater than anticipated and such claims are found to be meritorious, our liquidity could be negatively affected and we could be required to sell additional securities or borrow additional funds. We believe we have ready access to any additional capital that might be required, but there is no assurance such funds will be available or, if available, on terms acceptable to us.

Cash Flow Analysis

Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing dividends and to seek investments with potential for strong returns and capital appreciation throughout varying economic cycles. We have funded 100% of the dividends from operating cash flows. In setting a dividend rate, we focus primarily on expected returns from investments we have already made to assess the sustainability of a particular dividend rate over time.

	For the six months ended June 30,
	2012	2011
Net cash flows from operating activities	$11,278,777	$8,914,331
Net cash flows used for investing activities	$(1,273,643)	$(3,275,388)
Net cash flows used for financing activities	$(10,048,665)	$(4,577,586)

Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which is reduced by interest payments, direct leases costs and property-level operating expenses. Property-level operating expenses consist primarily of property management fees including salaries and wages of property management personnel, utilities, cleaning, repairs, insurance, security and building maintenance costs, and property taxes. Additionally, we incur general and administrative expenses, advisory fees and acquisition and disposition expenses.

Net cash provided by operating activities was $11.3 million and $8.9 million for the six months ended June 30, 2012 and 2011, respectively. The funds generated for these periods in 2012 and 2011 were primarily from property operations of our real estate portfolio. The increase from 2011 to 2012 is due to the growth of our real estate portfolio and related, full period, property operations in 2012.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash flows used in investing activities were $1.3 million and $3.3 million for the six months ended June 30, 2012 and 2011, respectively. In each period, we used the cash for the purchase of properties and payments of real estate taxes and insurance escrows.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash flows used in financing activities were $10.0 million and $4.6 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we paid approximately $5.1 million in dividends to shareholders and made mortgage principal payments of approximately $10.7 million.

For the six months ended June 30, 2011, cash used for financing activities was $4.6 million, primarily for paying dividends.

Cash Resources

At June 30, 2012, our cash resources consisted of cash and cash equivalents totaling approximately $3.1 million. In addition, we had unencumbered properties with a gross book value of $18.8 million, which could potentially be used as collateral to secure additional financing in future periods.

We also have three lines of credit: (i) a $11.0 million line of credit with Wells Fargo Bank secured by an office property in Duluth, Minnesota and four Applebees’ restaurants, (ii) a $1.925 million line of credit with Bremer Bank secured by an office property in St. Cloud, Minnesota and (iii) a $2.0 million line of credit with State Bank and Trust secured by a residential property in Fargo, North Dakota. As of June 30, 2012, there was $4.55 million outstanding on the lines of credit and $10.375 million available. As of December 31, 2011, there was $8.0 million outstanding on the lines of credit. Our cash resources can be used for working capital needs and other commitments.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the six month period ended June 30, 2012, we sold 764,119.489 common shares to accredited investors in private placements. The private placements raised gross proceeds of approximately $10.5 million.

During the six month period ended June 30, 2012, we issued 164,170 limited partnership units valued at approximately $2.3 million in connection with the acquisition of two properties.

During the six month period ended June 30, 2011, we issued 690,280 limited partnership units valued at approximately $9.7 million in connection with the acquisitions of six properties.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

On April 15, 2012, we issued an aggregate of 44,240.114 common shares, at $13.30 per common share, at the election of shareholders to receive their dividend payment in common shares. These transactions did not involve the sale of securities.

During the three months ended June 30, 2012, we sold 99,579.714 common shares to accredited investors in a private placement pursuant to Regulations D and Rule 506. The private placement raised gross proceeds of $1,394,116 during the three months ended June 30, 2012 as set forth below:

Period	Total Number of Common Shares Sold	Gross Proceeds
April 1-30, 2012	7,142.857	$100,000
May 1-31, 2012	None	None
June 1-30, 2012	92,436.857	$1,294,116

Repurchases of Securities

Set forth below is information regarding common shares repurchased during the three months ended June 30, 2012:

Period	Total Number of Common Shares Repurchased	Average Price Paid per Common Share
April 1-30, 2012	70.018	$12.60
May 1-31, 2012	36,670.286	$12.60
June 1-30, 2012	263.000	$12.60

Total	37,003.304	$12.60

Item 6.	Exhibits.

Exhibit Number	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101	The following materials from INREIT Real Estate Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity for three and six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and; (v) Notes to Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2012

INREIT REAL ESTATE INVESTMENT TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter J. Winger
Peter J. Winger
Chief Financial Officer
(Principal Financial and Accounting Officer)