Form 10-Q
period 2012-09-30
INREIT Real Estate Investment Trust
filed 2012-11-13
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                  to

Commission File Number: 000-54295

INREIT Real Estate Investment Trust

(Exact name of registrant as specified in its charter)

North Dakota	90-0115411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1711 Gold Drive South, Suite 100, Fargo, North Dakota	58103
(Address of principal executive offices)	(Zip Code)

(701) 353-2720

(Registrant’s telephone number, including area code)

216 South Broadway, Suite 202, Minot, North Dakota, 58701

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2012
Common Shares of Beneficial Interest, $0.01 par value per share	5,321,379.737

INREIT REAL ESTATE INVESTMENT TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Property and equipment, less accumulated depreciation	$352,016,194	$355,661,993
Cash and cash equivalents	3,068,846	3,192,785
Restricted deposits and funded reserves	6,407,888	3,397,991
Investment in unconsolidated affiliates	4,376,857	1,506,776
Due from related party	253,593	367,642
Receivables	2,568,596	2,629,452
Prepaid expenses	128,348	709,061
Notes receivable	226,869	1,807,159
Financing costs, less accumulated amortization of $1,373,885 in 2012 and $1,011,602 in 2011	2,050,648	2,359,556
Assets held for sale	—	449,734
Rent Incentive, less accumulated amortization of $291,667 in 2012 and $216,667 in 2011	1,208,333	1,283,333
Intangible assets, less accumulated amortization of $2,340,606 in 2012 and $1,660,688 in 2011	8,981,968	7,177,854
Other assets	141,429	724,229

	$381,429,569	$381,267,565

See Notes to Consolidated Financial Statements

(continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES

Mortgage notes payable	$202,287,592	$217,479,862
Notes payable	4,050,000	8,000,000
Special assessments payable	1,791,219	1,574,376
Dividends payable	3,335,785	2,945,560
Due to related party	143,074	66,734
Tenant security deposits payable	1,698,905	1,529,891
Investment certificates	1,371,898	1,443,899
Unfavorable leases, net	909,829	519,305
Accounts payable - trade	106,592	9,151
Liabilities related to assets held for sale	—	6,324
Fair value of interest rate swap	516,950	452,586
Deferred insurance proceeds	49,490	49,189
Accrued expenses	5,014,375	2,964,421

Total Liabilities	221,275,709	237,041,298

Commitments - Note 15

SHAREHOLDERS’ EQUITY

Noncontrolling interest in operating partnership	108,792,104	108,542,389
Beneficial interest	51,878,706	36,136,464
Accumulated comprehensive loss	(516,950)	(452,586)

	160,153,860	144,226,267

	$381,429,569	$381,267,565

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from rental operations
Real estate rental income	$12,470,032	$11,288,230	$37,407,256	$33,095,410
Tenant reimbursements	914,197	1,069,034	2,787,402	3,215,933

	13,384,229	12,357,264	40,194,658	36,311,343

Expenses
Expenses from rental operations
Interest	2,856,550	2,987,208	8,769,953	8,883,543
Depreciation and amortization	2,802,545	2,532,477	8,294,408	7,368,615
Real estate taxes	1,559,294	1,468,726	4,651,859	4,302,909
Property management fees	1,079,409	982,637	3,233,070	2,862,544
Utilities	806,163	719,369	2,709,021	2,513,399
Repairs and maintenance	1,422,266	1,355,165	3,825,979	3,713,278
Insurance	215,177	211,544	647,218	556,611

	10,741,404	10,257,126	32,131,508	30,200,899

Administration of REIT
Administration expenses	63,737	25,094	216,235	75,260
Advisory fees	328,599	192,282	975,009	565,561
Acquisition and disposition expenses	435,459	84,541	595,272	539,798
Trustee fees	10,000	10,200	41,400	32,200
Legal and accounting	79,922	130,439	360,097	515,812

	917,717	442,556	2,188,013	1,728,631

Total expenses	11,659,121	10,699,682	34,319,521	31,929,530

Income from operations	1,725,108	1,657,582	5,875,137	4,381,813

See Notes to Consolidated Financial Statements

(continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from operations	1,725,108	1,657,582	5,875,137	4,381,813
Other income
Equity in income of unconsolidated affiliates	222,514	22,347	618,971	22,347
Interest income	15,207	59,299	60,868	189,880

	237,721	81,646	679,839	212,227

Income from continuing operations	1,962,829	1,739,228	6,554,976	4,594,040
Discontinued operations - Note 16	(945)	(169,011)	(971)	89,541

Net income	$1,961,884	$1,570,217	$6,554,005	$4,683,581

Net income attributable to the noncontrolling interest	1,353,968	1,162,317	4,661,313	3,453,448
Net income attributable to INREIT Real Estate Investment Trust	$607,916	$407,900	$1,892,692	$1,230,133

Net income per common share, basic and diluted	$0.12	$0.11	$0.42	$0.33

Comprehensive income:
Net income	1,961,884	1,570,217	6,554,005	4,683,581
Other comprehensive income (loss) - increase (decrease) in fair value of interest rate swap	(15,926)	(214,802)	(64,364)	(246,176)

Comprehensive income	1,945,958	1,355,415	6,489,641	4,437,405
Comprehensive income attributable to noncontrolling interest	1,343,162	1,003,530	4,615,762	3,271,497
Comprehensive income attributable to INREIT Real Estate Investment Trust	$602,796	$351,885	$1,873,879	$1,165,908

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Common Shares	Common Shares Amount	Accumulated Earnings (Deficit)	Total Beneficial Interest	Noncontrolling Interest	Accumulated Comprehensive Loss	Total
BALANCE, DECEMBER 31, 2010	3,602,853	$42,284,483	$(7,439,249)	$34,845,234	$105,012,439	$(194,499)	$139,663,174
Issuance of common shares	150,824	2,075,445		2,075,445			2,075,445
Contribution of assets in exchange for the issuance of noncontrolling interest shares					7,109,332		7,109,332
Repurchase of shares	(146,620)	(1,847,406)		(1,847,406)			(1,847,406)
Dividends			(1,506,605)	(1,506,605)	(4,247,264)		(5,753,869)
Dividends declared			(759,762)	(759,762)	(2,172,538)		(2,932,300)
Dividends reinvested - stock dividend	104,157	1,385,267		1,385,267			1,385,267
UPREIT units converted to REIT common shares	64,003	806,449		806,449	(806,449)		—
Syndication costs			(130,798)	(130,798)	(67,942)		(198,740)
Decrease in fair value of interest rate swap						(246,176)	(246,176)
Net income			1,230,133	1,230,133	3,453,448		4,683,581

BALANCE, SEPTEMBER 30, 2011	3,775,217	$44,704,238	$(8,606,281)	$36,097,957	$108,281,026	$(440,675)	$143,938,308

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Common Shares	Common Shares Amount	Accumulated Earnings (Deficit)	Total Beneficial Interest	Noncontrolling Interest	Accumulated Comprehensive Loss	Total
BALANCE, DECEMBER 31, 2011	3,796,223	$45,009,577	$(8,873,113)	$36,136,464	$108,542,389	$(452,586)	$144,226,267
Issuance of common shares	1,331,680	18,266,125		18,266,125			18,266,125
Contribution of assets in exchange for the issuance of noncontrolling interest shares					4,058,618		4,058,618
Repurchase of shares	(288,564)	(3,658,636)		(3,658,636)			(3,658,636)
Dividends			(1,876,560)	(1,876,560)	(4,518,642)		(6,395,202)
Dividends declared			(1,050,398)	(1,050,398)	(2,285,387)		(3,335,785)
Dividends reinvested - stock dividend	125,084	1,661,236		1,661,236			1,661,236
UPREIT units converted to REIT common shares	122,251	1,590,961		1,590,961	(1,590,961)		—
Syndication costs			(1,083,178)	(1,083,178)	(75,226)		(1,158,404)
Decrease in fair value of interest rate swap						(64,364)	(64,364)
Net income			1,892,692	1,892,692	4,661,313		6,554,005

BALANCE, SEPTEMBER 30, 2012	5,086,674	$62,869,263	$(10,990,557)	$51,878,706	$108,792,104	$(516,950)	$160,153,860

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net income	$6,554,005	$4,683,581
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of property and equipment	(114,307)	(366,990)
Loss on sale of property and equipment	87,971	66,921
Equity in income of unconsolidated affiliates	(618,971)	(22,347)
Depreciation	7,154,638	6,607,536
Amortization	1,140,887	785,989
Effects on operating cash flows due to changes in
Tenant security deposits	(104,339)	(117,124)
Due from related party	114,049	65,892
Receivables	(332,330)	(301,991)
Prepaid expenses	570,260	400,509
Other assets	582,800	(748,935)
Due to related party	76,340	(128,202)
Tenant security deposits payable	169,014	162,175
Accounts payable	97,441	(123,247)
Accrued expenses	2,396,425	2,082,994

NET CASH FROM OPERATING ACTIVITIES	17,773,883	13,046,761

INVESTING ACTIVITIES
Purchase of property and equipment	(9,618,113)	(4,867,970)
Purchase of intangible assets	(683,836)	(1,483,434)
Proceeds from sale of property and equipment	932,513	2,819,355
Investment in unconsolidated affiliates	(80,726)	(284,335)
Distributions received from unconsolidated affiliates	794,700	7,000
Real estate tax and insurance escrows	(3,011,389)	(1,911,266)
Notes receivable payments received	1,580,290	39,301
Notes receivable issued for tenant improvements	—	(33,000)
Payments for earnest money deposits	(150,000)	—
Deferred insurance proceeds	301	395,750
Net deposits to replacement reserve	(9,513)	(137,263)
Net payments from exchange escrow	—	2,312,927

NET CASH (USED FOR) INVESTING ACTIVITIES	(10,245,773)	(3,142,935)

See Notes to Consolidated Financial Statements

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
FINANCING ACTIVITIES
Payments for financing costs	(164,037)	(719,349)
Payments on investment certificates	(72,001)	(823,089)
Principal payments on special assessments payable	(662)	—
Proceeds from issuance of mortgage notes payable	5,346,337	7,603,199
Principal payments on mortgage notes payable	(14,581,245)	(11,362,049)
Net change in short-term notes payable	(3,950,000)	—
Proceeds from issuance of shares	18,266,125	2,075,445
Repurchase of shares	(3,658,636)	(1,847,406)
Dividends paid	(7,679,526)	(6,974,635)
Payment of syndication costs	(1,158,404)	(510,634)

NET CASH FLOWS (USED FOR) FINANCING ACTIVITIES	(7,652,049)	(12,558,518)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(123,939)	(2,654,692)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,192,785	10,010,564

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,068,846	$7,355,872

SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	8,883,142	8,949,256

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	1,661,236	1,385,267
Dividends declared and not paid	1,050,398	759,762
UPREIT distributions declared and not paid	2,285,387	2,172,538
UPREIT units converted to REIT common shares	1,590,961	806,449
Acquisition of assets in exchange for the issuance of noncontrolling interest shares in UPREIT	4,058,618	7,109,332
Increase in land improvements due to increase in special assessments payable	315,607	77,337
Unrealized (gain) loss on interest rate swap	64,364	246,176
Acquisition of assets with reduction of notes receivable	—	89,349
Acquisition of assets through assumption of debt and property purchased with financing	5,070,054	10,972,257

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

INREIT previously established an operating partnership (INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, INREIT has management responsibility for all activities of the operating partnership. As of September 30, 2012 and December 31, 2011, INREIT owned approximately 31.5% and 25.8%, respectively, of the operating partnership. The operating partnership is the 100% owner of 25 single asset limited liability companies and the 81.25% owner, the 50% owner, and the 40.26 % owner in 3 additional single asset LLLPs or LLCs.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2012 and consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three and nine month periods ended September 30, 2012 and 2011, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2012 and our consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity and our consolidated cash flows for the three and nine month periods ended September 30, 2012 and 2011, as applicable. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of INREIT, INREIT Properties, LLLP and 25 single asset limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Business Activity

INREIT is the sole general partner of the operating partnership, which owns and operates the following property:

Residential Property

•	2,392 and 204 units respectively in Fargo and West Fargo, North Dakota.

•	551 units in Grand Forks, North Dakota.

•	470 units in Bismarck, North Dakota.

•	316 units in Omaha, Nebraska.

•	14 units in Hawley, Minnesota.

•	414 units in Eagan, Minnesota.

•	116 units in Moorhead, Minnesota.

•	193 unit assisted living facility in Bismarck, North Dakota.

Commercial Property

•	15,010 square foot office building in Minot, North Dakota.

•	8,000 square foot office building in Norfolk, Nebraska.

•	15,000 square foot office and retail complex in Fargo, North Dakota.

•	28,500 square foot office and retail complex in Fargo, North Dakota.

•	30,200 square foot retail facility in Waite Park, Minnesota.

•	17,000 square foot office building in Fargo, North Dakota.

•	124,306 square foot office complex in Fargo, North Dakota.

•	10,810 square foot office building in St. Cloud, Minnesota.

•	95,961 square foot office building in Duluth, Minnesota.

•	11,973 square foot office building in Fargo, North Dakota.

•	21,492 square foot office building and 1,625 square foot storage area in Grand Forks, North Dakota.

•	102,448 square foot office building in Edina, Minnesota.

•	5,043 square foot restaurant in Bloomington, Minnesota.

•	5,576 square foot restaurant in Coon Rapids, Minnesota.

•	4,936 square foot restaurant in Savage, Minnesota.

•	7,296 square foot restaurant in Austin, Texas.

•	15,400 square foot commercial building in Mandan, North Dakota.

•	4,997 square foot restaurant in Apple Valley, Minnesota.

•	2,712 square foot restaurant in Moorhead, Minnesota.

•	3,510 square foot office building in Moorhead, Minnesota.

•	2,811 square foot restaurant in Dickinson, North Dakota.

•	42,000 square foot retail building in Marshall, Minnesota.

•	17,760 square foot retail building in Dickinson, North Dakota.

•	23,690 square foot retail building in Minot, North Dakota.

•	100,600 square foot office building in Fargo, North Dakota.

The operating partnership is the owner of a single asset limited liability company which owns and leases a commercial building with approximately 31,000 square feet of rental space in Fargo, North Dakota.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating partnership is the owner of a single asset limited liability company which owns and leases two 36 unit residential apartment buildings in Grand Forks, North Dakota.

The operating partnership is the owner of a single asset limited liability company which owns and leases a 136 unit residential apartment complex in Bismarck, North Dakota.

The operating partnership is the owner of a single asset limited liability company which owns and leases two commercial buildings with approximately 75,000 square feet of rental space in Bismarck, North Dakota.

The operating partnership is the owner of a single asset limited liability company which owns and leases a 168 unit residential apartment complex in Omaha, Nebraska.

The operating partnership is the owner of a single asset limited liability company which owns and leases a 75 unit residential apartment complex in Fargo, North Dakota.

The operating partnership is the owner of a single asset limited liability company which owns and leases a 148 unit residential apartment complex in Omaha, Nebraska.

The operating partnership is the owner of a single asset limited liability company which owns and leases a 179 unit residential apartment complex in Bismarck, North Dakota.

The operating partnership is the owner of five single asset limited liability companies which own five separate commercial properties totaling 72,140 square feet, located in Alexandria, Louisiana; Batesville, Arkansas; Fayetteville, Arkansas; Laurel, Mississippi; and Denver, Colorado.

The operating partnership is the owner of ten single asset limited liability companies which own ten separate commercial properties totaling 124,686 square feet, located in Mankato, Minnesota; Janesville, Wisconsin; Eau Claire, Wisconsin; Stevens Point, Wisconsin; Sheboygan, Wisconsin; Oshkosh, Wisconsin; Onalaska, Wisconsin; Grand Forks, North Dakota; Marquette, Michigan; and Bismarck, North Dakota.

The operating partnership is also a 81.25% owner of single asset partnership which owns and leases a 144 unit residential apartment complex in West Fargo, North Dakota. The remaining owners consist of Kenneth Regan, James Wieland and James Echtenkamp, related parties.

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three and nine months ended September 30, 2012 and 2011.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Through December 31, 2011, we accounted for our investment in unconsolidated affiliates using the proportional method as defined in ASC 970. We have not restated prior periods’ financial statements as we believe the accounting change does not have a material effect on those statements.

Investment in unconsolidated affiliates as of September 30, 2012 consists of our 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-tenant apartment complex in Bismarck, North Dakota; our 50.00% interest in a single asset limited liability company which owns a 183,000 square feet of commercial space in Grand Forks, North Dakota; and our 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial space in Fargo, North Dakota. Consolidation of these investments are not required as the entities do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. We and the respective affiliate partners must approve significant decisions about the applicable entities activities. As of September 30, 2012, the unconsolidated affiliates held total assets of $29.0 million and mortgage notes payable of $21.7 million.

The operating partnership holds a 50.00% interest in the Grand Forks Marketplace Retail Center, located in Grand Forks, North Dakota, through 100% ownership in a limited liability company, which owns a 1/3 interest in the Retail Center, and a 50% ownership in a separate limited liability company, which owns a 1/3 interest in the Retail Center.

Concentration of Credit Risk

Our cash balances are maintained in various bank deposit accounts. The bank deposit amounts in these accounts may exceed federally insured limits at various times throughout the year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the three months ended September 30, 2012 and 2011 totaled $2,412,438 and $2,244,627, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 totaled $7,154,638 and $6,607,536, respectively.

Annually, we evaluate our real estate investments for significant operational changes to assess whether any impairment indications are present, including recurring operating losses or significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. There have been no impairment losses during the nine month periods ended September 30, 2012 and 2011, respectively.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of September 30, 2012 and December 31, 2011, management determined that no allowance was necessary for uncollectible receivables.

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

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined that impairment was unnecessary at September 30, 2012 or September 30, 2011.

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

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Federal Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code, as amended. A REIT calculates taxable income similar to other domestic corporations, with the major difference being that a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. REIT shareholders are taxed on REIT distributions of ordinary income in the same manner as they are taxed on other corporate distributions.

We intend to continue to qualify as a REIT and, as such, will not be taxed on the portion of the income that is distributed to the shareholders. In addition, we intend to distribute all of our taxable income; therefore, no provisions or liabilities for income taxes have been recorded in the financial statements.

The operating partnership is organized as a limited liability limited partnership. Income or loss is allocated to the partners in accordance with the provisions of the Internal Revenue Code 704(b) and 704(c). UPREIT status allows non-recognition of gain by an owner of appreciated real estate if that owner contributes the real estate to a partnership in exchange for partnership interest. The conversion of partnership interest to shares of beneficial interest in the REIT will be a taxable event to the limited partner.

We have adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10 Accounting for Income Tax Uncertainties, on January 1, 2009. The implementation of this standard had no impact on the financial statements. As of both the date of adoption and as of September 30, 2012, the unrecognized tax benefit accrual was zero. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2008.

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

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We derive over 95% of our revenues from tenant rents and other tenant-related activities. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $69,641 and $58,527 for the three months ended September 30, 2012 and 2011, respectively. The straight-line rent adjustment increased revenue by $202,396 and $183,231 for the nine months ended September 30, 2012 and 2011, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheet as of September 30, 2012 and December 31, 2011 was $1,812,732 and $1,718,527, respectively. We receive payments for these reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. INREIT had no dilutive potential common shares as of September 30, 2012 or 2011, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended September 30, 2012 and 2011, INREIT’s denominators for the basic and diluted earnings per common share were approximately 4,958,416 and 3,781,982, respectively. For the nine months ended September 30, 2012 and 2011, INREIT’s denominators for the basic and diluted earnings per common share were approximately 4,538,247 and 3,761,159 shares, respectively.

Reclassifications

Certain amounts previously reported in our 2011 financial statements have been reclassified to conform to the fiscal 2012 presentation.

NOTE 3 – SEGMENT REPORTING

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

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Revenues and Net Income

The revenues and net operating income for these reportable segments are summarized as follows for the three and nine month periods ended September 30, 2012 and 2011, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Three months ended September 30, 2012	Residential	Commercial	Total
(unaudited)
Income from rental operations	$9,203,449	$4,180,780	$13,384,229
Expenses from rental operations	4,012,436	1,069,873	5,082,309

Net operating income	$5,191,013	$3,110,907	$8,301,920

Interest			2,856,550
Depreciation and amortization			2,802,545
Administration of REIT			917,717
Other (income)/expense			(237,721)

Income from continuing operations			$1,962,829
Discontinued operations			(945)

Net income			$1,961,884

Three months ended September 30, 2011	Residential	Commercial	Total
(unaudited)
Income from rental operations	$8,010,204	$4,347,060	$12,357,264
Expenses from rental operations	3,567,696	1,169,745	4,737,441

Net operating income	$4,442,508	$3,177,315	$7,619,823

Interest			2,987,208
Depreciation and amortization			2,532,477
Administration of REIT			442,556
Other (income)/expense			(81,646)

Income from continuing operations			$1,739,228
Discontinued operations			(169,011)

Net income			$1,570,217

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2012	Residential	Commercial	Total
(unaudited)
Income from rental operations	$27,845,598	$12,349,060	$40,194,658
Expenses from rental operations	11,878,699	3,188,448	15,067,147

Net operating income	$15,966,899	$9,160,612	$25,127,511

Interest			8,769,953
Depreciation and amortization			8,294,408
Administration of REIT			2,188,013
Other (income)/expense			(679,839)

Income from continuing operations			$6,554,976
Discontinued operations			(971)

Net income			$6,554,005

Nine months ended September 30, 2011	Residential	Commercial	Total
(unaudited)
Income from rental operations	$23,675,019	$12,636,324	$36,311,343
Expenses from rental operations	10,448,577	3,500,164	13,948,741

Net operating income	$13,226,442	$9,136,160	$22,362,602

Interest			8,883,543
Depreciation and amortization			7,368,615
Administration of REIT			1,728,631
Other (income)/expense			(212,227)

Income from continuing operations			$4,594,040
Discontinued operations			89,541

Net income			$4,683,581

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Assets and Accumulated Depreciation

As of September 30, 2012 (Unaudited)	Residential	Commercial	Total
Property and Equipment	$242,798,951	$145,501,292	$388,300,243
Accumulated Depreciation	(23,447,128)	(12,836,921)	(36,284,049)

	$219,351,823	$132,664,371	$352,016,194

Cash and cash equivalents			3,068,846
Restricted deposits and funded reserves			6,407,888
Investment in unconsolidated affiliates			4,376,857
Receivables and other assets			3,318,834
Financing costs, less accumulated amortization			2,050,648
Rent incentive, less accumulated amortization			1,208,333
Intangible assets, less accumulated amortization			8,981,968

Total Assets			$381,429,569

As of December 31, 2011	Residential	Commercial	Total
Property and Equipment	$235,230,167	$152,152,404	$387,382,571
Accumulated Depreciation	(18,538,328)	(12,743,162)	(31,281,490)
Property and equipment included in assets held for sale	—	(439,088)	(439,088)

	$216,691,839	$138,970,154	$355,661,993

Cash and cash equivalents			3,192,785
Restricted deposits and funded reserves			3,397,991
Investment in unconsolidated affiliates			1,506,776
Receivables and other assets			6,237,543
Financing costs, less accumulated amortization			2,359,556
Assets held for sale			449,734
Rent incentive, less accumulated amortization			1,283,333
Intangible assets, less accumulated amortization			7,177,854

Total Assets			$381,267,565

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – PROPERTY AND EQUIPMENT

As of September 30, 2012 (unaudited)	Residential	Commercial	Total
Land and land improvements	$24,564,565	$29,676,805	$54,241,370
Building and improvements	203,989,559	114,358,066	318,347,625
Furniture and fixtures	14,244,827	1,466,421	15,711,248

	242,798,951	145,501,292	388,300,243
Less accumulated depreciation	(23,447,128)	(12,836,921)	(36,284,049)

	$219,351,823	$132,664,371	$352,016,194
Less: property and equipment included in assets held for sale	—	—	—

	$219,351,823	$132,664,371	$352,016,194

As of December 31, 2011	Residential	Commercial	Total
Land and land improvements	$23,131,323	$27,800,822	$50,932,145
Building and improvements	198,289,967	122,885,161	321,175,128
Furniture and fixtures	13,808,877	1,466,421	15,275,298

	235,230,167	152,152,404	387,382,571
Less accumulated depreciation	(18,538,328)	(12,743,162)	(31,281,490)

	$216,691,839	$139,409,242	$356,101,081
Less: property and equipment included in assets held for sale	—	(439,088)	(439,088)

	$216,691,839	$138,970,154	$355,661,993

During 2011, we received insurance proceeds in the amount of $491,676 for damages caused by a wind storm. The proceeds were used in 2011 and 2012 to repair damages to the buildings.

There were no insurance proceeds received during the first nine months of 2012.

NOTE 5 - HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we use a derivative instrument to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we have entered into interest rate swaps in the amount of $1,293,900 and $2,429,044 to provide a fixed rate of 7.25% and 2.57%, respectively. The swaps mature on April 15, 2020 and December 2017, respectively. The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception. The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of September 30, 2012 and December 31, 2011, we have recorded a liability and other comprehensive loss of $516,950 and $452,586, respectively.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

As of September 30, 2012	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$9,616,754	$(2,133,701)	$7,483,053
Above-market leases	1,705,820	(206,905)	1,498,915
Below-market leases	(1,153,421)	243,592	(909,829)

	$10,169,153	$(2,097,014)	$8,072,139

As of December 31, 2011	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$7,250,261	$(1,523,986)	$5,726,275
Above-market leases	1,588,281	(136,702)	1,451,579
Below-market leases	(688,844)	169,539	(519,305)

	$8,149,698	$(1,491,149)	$6,658,549

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending September 30,	Amount
2013	$886,240
2014	886,240
2015	886,240
2016	886,240
2017	886,240
Thereafter	3,640,939

$8,072,139

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of September 30, 2012 was 10.5 years.

NOTE 7 – SHORT TERM NOTES PAYABLE

We have a $11,000,000 variable rate (1-month LIBOR plus 2.50%) line of credit agreement with Wells Fargo Bank, which expires in November 2013; a $1,925,000 fixed rate (4.50%) line of credit agreement with Bremer Bank, which expires in June 2016; and a $2,000,000 variable rate (prime rate) line of credit agreement with Bell State Bank and Trust, which expires in June 2013. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; and Fargo, North Dakota, respectively. At September 30, 2012, the cumulative balance outstanding on the lines of credit was $4,050,000, leaving $10,875,000 unused under the agreements. At December 31, 2011, the cumulative balance outstanding on the lines of credit was $8,000,000, leaving $6,925,000 unused under the agreements.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of:

Maturity Date	Property Name (a)	Interest Rate Per Annum	Principal Balance At
			September 30, 2012	December 31, 2011
Residential Properties
October-17	Auburn II (Arneson)	6.30%	$638,279	$645,938
October-17	Hunter's Run I (Arneson)	6.30%	306,982	310,665
July-16	Autumn Ridge 3 &4	4.50%	3,467,019	3,551,730
January-16	Autumn Ridge 1 & 2	5.74%	2,940,485	2,981,073
December-13	Bayview	6.73%	2,049,872	2,100,796
June-18	Berkshire	5.25%	330,301	337,723
September-21	Brookfield	3.75%	1,551,590	1,657,972
September-36	Carling Manor	4.40%	554,993	564,533
December-13	Carlton 1 - 3	5.60%	2,202,579	2,241,563
June-13	Carlton Place	6.96%	1,936,723	1,986,250
January-16	Colony Manor	5.96%	—	869,372
February-17	Colony Manor	3.63%	860,903	—
September-14	Columbia West	7.80%	1,456,992	1,487,005
November-24	Country Club	4.37%	674,032	705,271
October-19	Danbury	5.03%	3,129,953	3,182,862
March-17	Eagle Run	3.95%	4,868,768	4,955,117
June-18	Emerald Court	5.25%	675,636	690,771
March-17	Fairview	3.95%	3,341,952	3,386,596
June-13	Flickertail	6.96%	2,848,125	2,920,958
December-17	Galleria III	4.75%	649,578	660,752
August-16	Glen Pond	6.30%	16,478,712	16,694,344
March-17	Hunter	3.95%	1,244,538	1,266,694
September-14	Islander	6.00%	510,109	522,787
December-17	Library Lane	6.10%	1,957,780	1,981,723
May-21	Maple Ridge	5.69%	4,427,791	4,469,145
March-17	Maplewood Bend	3.95%	3,535,403	3,597,985
September-17	Oak Court	5.98%	1,899,516	1,919,916
October-15	Parkwood	5.96%	—	977,791
February-17	Parkwood	3.63%	1,264,878	—
January-13	Pebble Creek	5.72%	2,547,087	2,595,793
June-18	Prairiewood Courts	5.25%	1,632,406	1,668,991
October-20	Prairiewood Meadows	6.17%	2,435,869	—
December-13	Richfield/Harrison	6.67%	2,599,833	2,664,804
September-17	Rosegate	5.93%	2,420,609	2,446,864
September-36	Saddlebrook	4.40%	1,141,669	1,161,291
August-19	Sierra Ridge Phase I	5.46%	2,746,181	2,790,426
November-19	Sierra Ridge Phase II	5.92%	3,444,619	3,491,138	(b)
December-12	Somerset	5.60%	—	1,889,144
July-21	Southgate	5.96%	3,095,884	3,139,094

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity Date	Property Name (a)	Interest Rate Per Annum	Principal Balance At
			September 30, 2012		December 31, 2011
August-16	Southview III	4.50%	$243,449		$247,617
December-17	Southview Villages	6.10%	2,140,226		2,166,400
April-15	Stonybrook	5.40%	5,710,409		5,786,446
January-22	Sunset Ridge	4.44%	9,337,876		9,435,000
May-19	Sunview	5.75%	1,268,264		1,289,752
January-13	Sunwood Estates	7.18%	—		1,858,047
June-19	Terrace on the Green	6.53%	2,196,837		—
March-14	Twin Parks	5.75%	—		1,660,966	(d)
May-19	Village	5.75%	1,119,023		1,137,984
July-16	Village Park	6.15%	917,180		936,141
June-18	Westwind	5.25%	375,751		384,163
March-17	Westwood	3.95%	5,279,631		5,409,723
July-13	Willow Park	6.96%	2,551,722		2,616,412
June-15	EV-Bismarck	5.64%	15,051,113		15,327,299
Commercial Properties
September-17	Guardian Building Products	3.45%	2,415,000		—
November-16	Titan Machinery - Dickinson, ND	4.23%	423,719		—
January-17	Titan Machinery - Marshall, MN	4.55%	2,385,871		2,445,391
August-17	Titan Machinery - Minot, ND	3.29%	1,833,863		—
March-16	Bio-life Properties - ND, MN, WI (9 total)	7.56%	10,199,470		10,942,103
December-16	Bio-life Properties - Marquette, MI	7.06%	1,458,742		1,566,954
August-17	Aetna	5.93%	7,095,207		7,178,722
August-22	Banner Building	7.04%	See	(e)	5,052,762
December-13	CFB	4.00%	2,356,988		2,401,144
February-15	Echelon	4.25%	1,238,693		1,286,104
April-18	Gate City	3.97%	1,093,396		1,114,788	(c)
September-20	Goldmark Office Park	5.33%	5,358,848		5,753,990
August-13	Grand Forks Marketplace	5.26%	See	(e)	5,974,655
April-20	Great American Building	7.25%	1,113,412		1,136,368
April-16	Midtown Plaza	5.31%	—		703,705
October-15	Regis	5.68%	9,791,386		9,938,892
April-17	Dairy Queen - Dickinson, ND	3.63%	758,719		—
January-16	Mandan Commercial	5.25%	—		1,087,056
December-12	Moorhead Commercial	3.00%	—		553,938
April-25	Walgreens -Alexandria	5.69%	2,256,439		2,346,633
March-34	Walgreens -Batesville	6.85%	6,636,586		6,735,726
June-21	Walgreens -Colorado	4.50%	4,473,278		4,549,718
August-33	Walgreens -Fayetteville	6.85%	5,105,129		5,185,468
October-24	Walgreens -Laurel	6.07%	2,233,718		2,321,749
December-13	Westpointe Center	5.50%	—		2,433,166

			$202,287,592		$217,479,862

(a)	Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender unless otherwise noted in (b) — (d).
(b)	Mortgage is secured by the property and guaranty of owners.
(c)	Variable rate mortgage notes payable, adjusted every three years.
(d)	Secured by mortgage on property and corporate guaranty.
(e)	Accounted for as an investment in unconsolidated affiliate as of January 1, 2012.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The mortgage note agreements may include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of September 30, 2012 and December 31, 2011, we were in compliance with all covenants with the exception of one loan on a retail property in Fargo, North Dakota for which we received a one year waiver on January 1, 2011 from the lender. The property was out of compliance with the lender’s debt service coverage ratio requirement as December 31, 2011. The note was paid off in March 2012.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
2012 (October 1, 2012 to December 31, 2012)	$1,592,360
2013	22,692,534
2014	10,552,595
2015	36,059,837
2016	33,478,758
2017	42,344,932
Thereafter	55,566,576

Total Payments	$202,287,592

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

•	Level 3 – Instruments whose significant inputs are unobservable.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets measured at fair value on a recurring basis in accordance with ASC 820-10:

Liabilities	Total as of 09/30/12	Quoted Prices: Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3
Fair value of interest rate swaps	$516,950	$—	$516,950	$—

Liabilities	Total as of 2/31/10	Quoted Prices: Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3
Fair value of interest rate swap	$452,586	$—	$452,586	$—

NOTE 10 - NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of September 30, 2012 and December 31, 2011, outstanding limited partnership units totaled 11,067,247 and 10,899,598, respectively. As of September 30, 2012 and 2011, the operating partnership declared distributions of $2,285,387 and $2,172,538, respectively, to limited partners to be paid in October 2012 and 2011. Distributions per unit were $0.61950 and $0.60375 during the first nine months of 2012 and 2011, respectively.

During the first nine months of 2012 and 2011, limited partners exchanged 122,251 and 64,003 limited partnership units for 122,251 and 64,003 INREIT common shares valued at $1,590,961 and $806,449, respectively, pursuant to redemption requests.

Limited partners in the operating partnership have the right to require the operating partnership to redeem their limited partnership units for cash. Upon such a redemption request, INREIT has the right to purchase the limited partnership units in lieu of the operating partnership either with cash or INREIT common shares, in its discretion, on the basis of one limited partnership unit for one INREIT common share. However, payment will be in cash if the issuance of INREIT common shares will cause the shareholder to exceed the ownership limitations, among other reasons. No limited partner will be permitted more than two redemptions during any calendar year, and no redemptions may be made for less than 1,000 limited partnership units or, if such limited partner owns less than 1,000 limited partnership units, all of the limited partnership units held by such limited partner.

NOTE 11 - BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of INREIT. As of September 30, 2012 and December 31, 2011, there were 5,086,674 and 3,796,223, respectively, common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.61950 per share and $0.60375 per share for the nine months ending September 30, 2012 and 2011, respectively.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

Property Management Fee

During 2011, we paid property management fees to INREIT Management, LLC, our Advisor, for properties managed by INREIT Management, LLC in an amount equal to 5% of rents on the properties managed. The management team of INREIT Management, LLC includes Kenneth P. Regan, our Chief Executive Officer and Board of Trustee Member; Bradley J. Swenson, our President; James Wieland, our Board of Trustee member and Peter J. Winger, our Chief Financial Officer. For the nine month period ended September 30, 2011, we paid management fees of $3,175 to INREIT Management, LLC. We did not pay management fees to INREIT Management, LLC for the nine month period ended September 30, 2012.

During 2012 and 2011, we paid property management fees to Goldmark Property Management in an amount equal to 5% of rents of the properties managed. The management team of Goldmark Property Management includes Kenneth Regan and James Wieland. For the nine month period ended September 30, 2012 and 2011, we paid management fees of $3,167,898 and $2,778,250, respectively, to Goldmark Property Management.

Board of Trustee Fees

We paid Trustee fees of $41,400 and $32,200 during the nine month period ended September 30, 2012 and 2011, respectively.

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

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Development Fee: Based on regressive sliding scale (starting at 5% and declining to 3%) of total project costs, excluding cost of land, for development services requested by us.

Management Fees

During the nine months ended September 30, 2012 and 2011, we incurred $975,009 and $565,561 to INREIT Management, LLC, our Advisor, for advisory management fees. As of September 30, 2012 and December 31, 2011, we owed our Advisor $111,250 and $66,733, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations, and the amount payable based on 0.35% of Total Assets in 2012 and 0.50% of net invested assets in 2011.

Acquisition Fees

During the nine months ended September 30, 2012 and 2011, we incurred $463,013 and $724,078, respectively, to our Advisor for acquisition fees. These fees are for performing due diligence on properties acquired and were based on 2.5% of the purchase price up to a maximum of $375,000 per individual property in 2012 and 3% of the purchase price up to a maximum of $300,000 per individual property in 2011. During 2011, half of the acquisition fee was allocated to the cost of ongoing financing activities required during the life of the acquisition. There were no acquisition fees owed to our Advisor as of September 30, 2012 and December 31, 2011, respectively.

Financing Fees

During the nine months ended September 30, 2012, we incurred $30,659 in financing fees to our Advisor for loan financing and refinancing activities. This fee was based on 0.25% of loan activity. There were no financing fees owed to our Advisor as of September 30, 2012 and December 31, 2011.

Disposition Fees

During the nine months ended September 30, 2012 and 2011, we incurred $27,975 and $84,750 in disposition fees to our Advisor, respectively. See Note 16. There were no disposition fees owed to our Advisor as of September 30, 2012 and December 31, 2011, respectively.

Development Fees

We did not incur any development fees during the nine months ended September 30, 2012 and 2011, respectively.

Investments in Affiliates

In July 2011, we purchased 40.26% interest in a single asset limited liability company which owns a 144 unit apartment complex in Bismarck, North Dakota. Our proportional share of the purchase was $2,325,861, with the remaining interest in the property held by Messrs. Regan and Wieland.

Commissions

During the nine month period ended September 30, 2011, we incurred brokerage fees of $82,833 to Roger Domres, or entities owned by Roger Domres, then a shareholder of INREIT and a former governor and member of our Advisor. Brokerage fees were based on 4% of the purchase price of limited partnership units and 8% of the purchase price of INREIT common shares sold. During the nine month period ended September 30, 2011, we incurred marketing fees of $19,063 to HSC Partner, LLC, an entity owned by Roger Domres. Marketing fees were

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on 2% of the purchase price of INREIT common shares sold. We did not incur any brokerage or marketing fees to Roger Domres or entities owned by Roger Domres for the nine month period ended September 30, 2012. As of September 30, 2012 and December 31, 2011, there were no outstanding brokerages or marketing fees owed to Roger Domres or entities owned by Roger Domres.

During the nine month period ended September 30, 2012 and 2011, we incurred brokerage fees of $771,353 and $54,704, respectively, to a broker-dealer benefitting Dale Lian, a shareholder of INREIT and a member of our Advisor. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of September 30, 2012 and December 31, 2011, there were no outstanding brokerage fees owed to Dale Lian or entities benefitting Dale Lian.

During the nine month periods ended September 30, 2012 and 2011, we incurred brokerage fees of $91,626 and $15,968, respectively, to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of September 30, 2012, we owed $31,824 outstanding brokerage fees to the broker-dealer. As of December 31, 2011, there were no outstanding brokerage fees owed to the broker-dealer.

During the nine month periods ended September 30, 2012 and 2011, we incurred real estate commissions of $82,416 and $251,912, respectively, to Goldmark Schlossman Commercial Real Estate Services, Inc., which is controlled by Kenneth Regan and James Wieland. There were no outstanding commissions owed as of September 30, 2012 and December 31, 2011.

Rental Income

During each of the nine month periods ended September 30, 2012 and 2011, we received rental income of $1,620,052 under various lease agreements with Edgewood Vista Senior Living, Inc., an entity affiliated with Philip Gisi and Rex Carlson, former members of the Board of Trustees. As of September 30, 2012 and December 31, 2011, we were owed $207,527, and $263,526, respectively, from Edgewood Vista Senior Living, Inc. for real estate taxes related to the properties.

During each of the nine month periods ended September 30, 2012 and 2011, we received rental income of $76,687 under a lease agreement for an office building with EMG Investment Group, an entity affiliated with Philip Gisi and Rex Carlson, former members of the Board of Trustees. Gate City Bank, a tenant in the building, is an entity affiliated with Lance Wolfe, current member of the Board of Trustees and the Executive Vice President of the Bank. As of September 30, 2012 and December 31, 2011, we were owed $34,683 and $44,042 respectively, from EMG Investment Group for real estate taxes related to the property.

During each of the nine month periods ended September 30, 2012 and 2011, we received rental income of $134,288 under an operating lease agreement with GOLDMARK Property Management.

During the nine month periods ended September 30, 2012 and 2011, we received rental income of $30,898 and $38,782, respectively, under operating lease agreements with our Advisor.

Rental Incentive

During 2009, we provided a rent incentive to a property owned by Edgewood Development Group, an entity affiliated with Philip Gisi, a former member of the Board of Trustees. The rent incentive is being amortized against rental income over the term of the lease. During each of the nine month periods ended September 30, 2012 and 2011, we amortized $75,000 against income.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $27,845,598 and $23,675,019 for the nine months ended September 30, 2012 and 2011, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2036. Lease terms often include renewal options. For the nine months ended September 30, 2012 and 2011, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $2,579,876 and $3,007,068, respectively, totaled $12,349,060 and $12,636,324, respectively.

NOTE 14 - PROPERTY MANAGEMENT FEES

We have entered into various property management agreements with unrelated management companies. The agreements provide for the payment of property management fees based on a percentage of rental income (generally 5%). During the nine month periods ended September 30, 2012 and 2011, we incurred property management fees of $55,257 and $87,494, respectively, to unrelated management companies.

During the nine month periods ended September 30, 2012 and 2011, we incurred property management fees of 5% of rents to GOLDMARK Property Management, related party. Also, during the nine month period ended September 30, 2011, we incurred property management fees of 5% of rents to our Advisor, related party. See Note 12.

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

Investment in Unconsolidated Affiliates

The operating partnership owns 40.26% interest in a single asset limited liability company which owns a 144 unit multi-tenant apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2012 and December 31, 2011 of $2,454,897 and $2,495,298, respectively. We owed $988,341 and $1,004,607 of our respective share of the mortgage loan balance as of September 30, 2012 and December 31, 2011, respectively. The property was purchased in July 2011.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company, which owns a 1/3 interest in the Retail Center, and a 50% ownership in a separate limited liability company, which owns a 1/3 interest in the Retail Center. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2012 and December 31, 2011 of $11,736,552 and $11,949,310, respectively. We owed $5,868,276 and $5,974,655 for our respective share of the mortgage loan balance as of September 30, 2012 and December 31, 2011, respectively.

The operating partnership owns a 2/3 interest in a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2012 and December 31, 2011 of $7,496,446 and $7,579,143, respectively. We owed $4,997,631 and $5,052,762 for our respective share of the mortgage loan balance on September 30, 2012 and December 31, 2011, respectively.

NOTE 16 – DISCONTINUED OPERATIONS

We report in discontinued operations the results of operations for properties that have either been sold or are classified as held for sale. We also report any gains or losses from the sale of properties in discontinued operations.

2012

During the first quarter of 2012, the operating partnership sold a 4,500 square foot retail property in Norfolk, Nebraska for approximately $350,000 and recognized a loss of approximately $88,000.

During the second quarter of 2012, the operating partnership sold vacant land in Minot, North Dakota for approximately $583,000 and recognized a gain of approximately $114,300.

During the third quarter of 2012, there were no dispositions.

2011

During the first quarter of 2011, there were no dispositions.

During the second quarter of 2011, the operating partnership sold an assisted living facility in Williston, North Dakota for $1.45 million and recognized a gain of $366,990.

During the third quarter of 2011, the operating partnership sold a retail property in Norfolk, Nebraska for $1,375,000 and recognized a loss of $66,921.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INCOME FROM RENTAL OPERATIONS	$—	$11,836	$—	$109,294

EXPENSES FROM RENTAL OPERATIONS
Interest	—	14,130	—	66,041
Depreciation and amortization	—	13,188	1,117	50,375
Real estate taxes	945	1,581	945	27,044
Property management fees	—	800	—	6,375
Utilities	—	1,121	—	10,738
Repairs and maintenance	—	(4,040)	—	5,340
Administrative	—	2,502	(1,427)	9,313

	945	29,282	635	175,226

Administration of REIT
Administrative expenses	—	—	—	15,170
Disposition expenses	—	80,000	27,975	123,500
Legal and accounting	—	4,644	1,612	5,926

	—	84,644	29,587	144,596

Total expenses	945	113,926	30,222	319,822

OTHER INCOME
Interest income	—	—	2,915	—

	—	—	2,915	—
INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN (LOSS) ON SALE	(945)	(102,090)	(27,307)	(210,528)
GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS	—	(66,921)	26,336	300,069

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(945)	$(169,011)	$(971)	$89,541

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - BUSINESS COMBINATIONS AND ACQUISITIONS

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

Purchases during the third quarter of 2012

In August 2012, the operating partnership purchased 23,690 square foot implement dealership in Minot, North Dakota for $2,630,000 with cash.

In August 2012, the operating partnership purchased 2.5 acres of land adjacent to an implement dealership in Dickinson, North Dakota for $400,000 with cash.

In August 2012, the operating partnership purchased approximately 12 acres of development land in Bismarck, North Dakota for $2,420,000 with cash.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2012, the operating partnership purchased 100,600 square foot commercial property in Fargo, North Dakota for $3,450,000. The purchase was financed with the issuance of limited partnership units valued at $964,641 and cash.

In September 2012, the operating partnership purchased a 85 unit apartment complex in Fargo, North Dakota for $3,450,000. The purchase was financed through assumption of $2,439,444 in mortgage debt and cash.

In September 2012, the operating partnership purchased a 116 unit apartment complex in Moorhead, Minnesota for $3,450,000. The purchase was financed with the issuance of limited partnership units valued at $795,596, the assumption of $2,199,325 in mortgage debt and cash.

The following table summarizes the fair value of the assets acquired and liabilities assumed during the nine months ended September 30, 2012:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable Lease Terms	Mortgages Assumed	Consideration Given
Dairy Queen, Dickinson, ND	$986,845	$225,616	$117,539	$—	$—	$1,330,000
Titan Machinery, Dickinson, ND	1,450,125	199,173	—	(258,998)	(431,285)	959,015
Titan Machinery, Minot, ND	2,271,946	358,054	—	—	—	2,630,000
Land, Dickinson, ND	400,000	—	—	—	—	400,000
Land, Bismarck, ND	2,420,000	—	—	—	—	2,420,000
Guardian Building, Fargo, ND	3,124,217	531,362	—	(205,579)	—	3,450,000
Prairiewood Meadows, Fargo, ND	3,450,000	—	—	—	(2,439,444)	1,010,556
Terrace on the Green, Moorhead, MN	3,450,000	—	—	—	(2,199,325)	1,250,675

	$17,553,133	$1,314,205	$117,539	$(464,577)	$(5,070,054)	$13,450,246

Total consideration given for acquisitions in first nine months of 2012 was completed through issuing approximately $4.1 million in limited partnership units of the operating partnership, valued at $14.00 per unit, and cash of $9.4 million. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

Purchases during the third quarter of 2011

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

In September 2011, the operating partnership purchased a single tenant 8,000 square foot office building in Norfolk, Nebraska for $600,000 for cash.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the assets acquired and liabilities assumed during the nine months ended September 30, 2011:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable Lease Terms	Mortgages Assumed	Consideration Given
Applebee’s, Apple Valley, MN	$1,795,299	$322,866	$404,635	$—	$—	$2,522,800
Sierra Ridge Apartments, Bismarck, ND	6,458,761	—	—	—	(4,264,480)	2,194,281
Country Side Apartments, Fargo, ND	936,320	—	—	—	(286,083)	650,237
Country Club Apartments, Fargo, ND	1,527,680	—	—	—	(466,766)	1,060,914
Bank of the West, Moorhead, MN	922,187	77,813	—	—	(263,925)	736,075
Dairy Queen, Moorhead, MN	1,027,324	151,810	1,866	—	(311,075)	869,925
Walgreen's, Denver, CO	4,706,332	449,949	53,719	—	(4,062,030)	1,147,970
Taco Bell Land, Denver, CO	669,224	20,122	654	—	(537,970)	152,030
Islander Apartments, Fargo, ND	1,044,000	—	—	—	(530,928)	513,072
Southview III, Grand Forks, ND	639,511	—	—	—	(249,000)	390,511
Premiere Marketing, Norfolk, NE	495,296	111,051	—	(6,347)	—	600,000

	$20,221,934	$1,133,611	$460,874	$(6,347)	$(10,972,257)	$10,837,815

Total consideration given for acquisitions in first nine months of 2011 was completed through issuing approximately $5.9 million in limited partnership units of the operating partnership, valued at $14.00 per unit, and cash of $4.9 million. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The Board of Trustees, acting as general partner for the operating partnership, has determined an estimate of fair value for the limited partnership units issued in 2012 and 2011. In determining this value, the board relied upon their experience with, and knowledge about our real estate portfolio and debt obligations. The board also relied on valuation methodologies that are commonly used in the real estate industry, including, among others a discounted cash flow analysis, which projects a range of estimated future streams of cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows to a present value.

The board also took into account the estimated value of our other assets and liabilities including a reasonable estimate of our debt obligations. Based on the results of the methodologies, the board determined the fair value of the limited partnership units to be $14.00 per unit for 2011 and 2012.

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

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - SUBSEQUENT EVENTS

Subsequent to September 30, 2012 through the date of this filing, we sold 252,212 common shares to accredited investors in a private placement pursuant to an exemption under Rule 506 of Regulation D, which resulted in additional gross proceeds of $3,499,989.92.

In October 2012, we purchased a property occupied by an implement dealership in Fargo, North Dakota for approximately $2.8 million. The purchase was financed with the issuance of limited partnership units, assumption of a mortgage and cash. The purchase price allocation is not yet complete.

We have entered into a purchase agreement to acquire a 66 unit apartment complex in Fargo, North Dakota for approximately $1.95 million. The transaction is expected to close in November 2012 pending due diligence and other normal contingencies. There is no assurance the transaction will be completed.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 31.5% of the operating partnership as of September 30, 2012. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of September 30, 2012, approximately 62.3% of the properties were apartment communities and senior assisted living communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of September 30, 2012, approximately 37.7% of the properties were comprised of office, retail and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

Our real estate portfolio consisted of 95 properties containing approximately 4,477 apartments, 193 assisted living units and 1,026,643 square feet of leasable commercial space as of September 30, 2012. The portfolio has a gross book value of approximately $388.3 million, which includes assets held for sale, and book equity, including noncontrolling interests, of approximately $160.2 million as of September 30, 2012.

Our Advisor

Our external Advisor is INREIT Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor, with offices in Fargo, North Dakota, is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the period ended September 30, 2012 included elsewhere in this report.

Specific Achievements for the Nine Months Ended September 30, 2012

•	Increased revenues from rental operations by $3,883,315 or 10.7% compared to same nine month period in 2011.

•	Acquired six (6) properties totaling 144,861 commercial square feet and 201 residential apartment units for a total of $15.7 million.

•	Purchased undeveloped land in two different locations for a total of $2.8 million.

•	Declared and paid dividends totaling $0.61950 per common share.

•	Raised gross proceeds of approximately $18.3 million from the sale of our common shares in private placements.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Residential	Commercial	Total	Residential	Commercial	Total
Revenue from rental operations	$9,203,449	$4,180,780	$13,384,229	$8,010,204	$4,347,060	$12,357,264
Expenses from operations
Real Estate Taxes	960,153	599,141	1,559,294	809,963	658,763	1,468,726
Property Management Fees	1,015,450	63,959	1,079,409	910,776	71,861	982,637
Utilities	591,105	215,058	806,163	528,506	190,863	719,369
Repairs and Maintenance	1,245,667	176,599	1,422,266	1,125,794	229,371	1,355,165
Insurance	200,062	15,115	215,177	192,657	18,887	211,544

Total expenses from operations	4,012,437	1,069,872	5,082,309	3,567,696	1,169,745	4,737,441

Net operating income	$5,191,012	$3,110,908	$8,301,920	$4,442,508	$3,177,315	$7,619,823

Interest			2,856,550			2,987,208
Depreciation and amortization			2,802,545			2,532,477
Administration of REIT			917,717			442,556
Other (income)/expense			(237,721)			(81,646)

Income from continuing operations			1,962,829			1,739,228

Discontinued operations			(945)			(169,011)

Net Income			$1,961,884			$1,570,217

Net Income Attributed to:
Noncontrolling Interest			$1,353,968			$1,162,317
INREIT Real Estate Investment Trust			$607,916			$407,900
Dividends per share (1)			$0.20650			$0.20125

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $13.4 million increased approximately $1.0 million or 8.3% for the three months ended September 30, 2012 in comparison to the same period in 2011. Approximately $0.9 million of the increase in property revenues was due to six residential properties acquired since September 30, 2011. Rental income from residential properties owned for more than one year increased approximately $0.2 million or 3.2% in comparison to the same period in 2011.

The following table illustrates quarterly changes in rental occupancy for the periods indicated:

	30-Sep-12	30-Jun-12	30-Sep-11	30-Jun-11
Residential occupancy	98.6%	98.0%	96.9%	97.9%
Commercial occupancy	98.4%	98.3%	97.8%	95.0%

Residential and commercial occupancy have remained relatively consistent across reporting periods. Tenant concessions of 0.4% during the three month period ended September 30, 2011 improved to 0.2% in the same period of 2012.

Residential revenues comprised 68.8% of total revenues for the three month period ended September 30, 2012 compared to 64.8% of total revenues for the three month period ended September 30, 2011, as a result of residential acquisition activity.

Commercial revenues for the three month period ended September 30, 2012 remained relatively flat with the same period in 2011. However, commercial revenues comprised 31.2% of the total revenues for the three month period ended September 30, 2012 compared to 35.2% of total revenues for the three month period ended September 30, 2011, primarily because of the increase in residential properties.

Expenses

Residential expenses from operations of $4.0 million during the three month period ended September 30, 2012 increased $0.4 million or 12.5% in comparison to the same period in 2011. This increase corresponds with a 14.9% increase in residential rental revenues and is attributed to increases in real estate tax expense, property management fees, utilities and insurance expense, all of which increased principally because of the increase in number of residential properties owned in 2012 versus 2011.

Commercial expenses from operations of $1.1 million during the three month period ended September 30, 2012 remained relatively consistent with the same period in 2011, which corresponds to relatively no change in commercial revenues.

Interest expense of $2.9 million during the three month period ended September 30, 2012 decreased $0.1 million in comparison to the same period in 2011. Interest expense was approximately 21.3% and 24.2% of rental income for three month periods ended September 30, 2012 and 2011, respectively. The decrease of interest expense as a percentage of rental income during the three month period ended September 30, 2012 was a result of lower interest rates for mortgage notes payable during this period in 2012 compared to the same period in 2011, reduced mortgage indebtedness and increased rental revenues from acquired properties unencumbered by mortgages.

Depreciation and amortization expense increased 10.7% from $2.5 million for the three months ended September 30, 2011 to approximately $2.8 million for the three months ended September 30, 2012. The $0.3 million increase was primarily a result of depreciation and amortization for the eleven properties added to our portfolio since September 30, 2011. Depreciation and amortization expense as a percentage of rental income for the three month periods ended September 30, 2012 and 2011 was relatively consistent at 20.9% and 20.5%, respectively.

REIT administration expenses increased from $0.4 million for the three months ended September 30, 2011 to $0.9 million for the three month periods ended September 30, 2012 due to $0.4 million increase in acquisition and disposition expenses and $0.1 million increase in advisory fees, each related to acquisition activity since September 30, 2011.

Net operating income

We measure the performance of our segments based on net operating income (“NOI”), which we define as total revenue from rental operations less expenses from rental operations and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments). We believe that NOI is an important supplemental measure of operating performance for a REIT because it provides a measure of core operations unaffected by depreciation, amortization, financing, and administration expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for non-controlling interests and shareholders of the Trust or cash flow from operating activities as a measure of financial performance.

Residential NOI increased $0.7 million or 16.8% for the three month period ended September 30, 2012 in comparison to the same three month period in 2011 due primarily to acquisition activity in the residential segment. Commercial NOI remained relatively the same for the three month periods ended September 30, 2012 and 2011.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Residential	Commercial	Total	Residential	Commercial	Total
Revenue from rental operations	$27,845,598	$12,349,060	$40,194,658	$23,675,019	$12,636,324	$36,311,343
Expenses from operations
Real Estate Taxes	2,880,458	1,771,401	4,651,859	2,434,327	1,868,582	4,302,909
Property Management Fees	3,030,552	202,518	3,233,070	2,645,063	217,481	2,862,544
Utilities	2,110,350	598,671	2,709,021	1,924,471	588,928	2,513,399
Repairs and Maintenance	3,238,382	587,597	3,825,979	2,939,460	773,818	3,713,278
Insurance	620,383	26,835	647,218	505,256	51,355	556,611

Total expenses from operations	11,880,125	3,187,022	15,067,147	10,448,577	3,500,164	13,948,741

Net operating income	$15,965,473	$9,162,038	$25,127,511	$13,226,442	$9,136,160	$22,362,602

Interest			8,769,953			8,883,543
Depreciation and amortization			8,294,408			7,368,615
Administration of REIT			2,188,013			1,728,631
Other (income)/expense			(679,839)			(212,227)

Income from continuing operations			6,554,976			4,594,040

Discontinued operations			(971)			89,541

Net Income			$6,554,005			$4,683,581

Net Income Attributed to:
Noncontrolling Interest			$4,661,313			$3,453,448
INREIT Real Estate Investment Trust			$1,892,692			$1,230,133
Dividends per share (1)			$0.61950			$0.60375

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $40.2 million increased approximately $3.9 million or 10.7% for the nine months ended September 30, 2012 in comparison to the same period in 2011. Approximately $3.2 million of the increase in property revenues was due to the acquisition of six residential properties since September 30, 2011. Rental income from residential properties owned for more than one year increased approximately $0.7 million or 3.0% in comparison to the same period in 2011.

The following table illustrates quarterly changes in rental occupancy during the periods indicated:

	30-Sep-12	31-Dec-11	30-Sep-11	31-Dec-10
Residential occupancy	98.6%	98.9%	96.9%	96.0%
Commercial occupancy	98.4%	97.4%	97.8%	93.9%

Residential and commercial occupancy remained relatively consistent across reporting periods. Tenant concessions of 0.5% during the nine month period ended September 30, 2011 improved to 0.3% in the same period of 2012.

Residential revenues comprised 69.3% of total revenues for the nine month period ended September 30, 2012 compared to 65.2% of total revenues for the nine month period ended September 30, 2011, as a result of residential acquisition activity.

Commercial revenues for the nine month period ended September 30, 2012 remained relatively flat with the same period in 2011. However, commercial revenues comprised 30.7% of the total revenues for the nine month period ended September 30, 2012 compared to 34.8% of total revenues for the nine month period ended September 30, 2011, primarily because of the increase in the number of properties.

Expenses

Residential expenses from operations of $11.9 million during the nine month period ended September 30, 2012 increased $1.4 or 13.7% in comparison to the same period in 2011. This increase corresponds with a 17.6% increase in residential rental revenues and is attributed to increases in real estate tax expense, property management fees, utilities and insurance expense due to the increase in number of properties owned during these periods in 2012 versus 2011.

Commercial expenses from operations of $3.2 million during the nine month period ended September 30, 2012 decreased $0.3 million from the same period in 2011. Repairs and maintenance expense decreased $0.2 million because of better weather conditions and fewer repairs for the nine months ended September 30, 2012 compared to the same nine month period in 2011.

Interest expense of $8.8 million during the nine month period ended September 30, 2012 decreased $0.1 million in comparison to the same period in 2011. Interest expense was approximately 21.8% and 24.5% of rental income for nine month periods ended September 30, 2012 and 2011, respectively. The decrease of interest expense as a percentage of rental income during the nine month period ended September 30, 2012 was a result of lower interest rates for mortgage notes payable during 2012 versus 2011, reduced mortgage indebtedness and increased rental revenues from acquired properties unencumbered by mortgages.

Depreciation and amortization expense increased 12.6% from $7.4 million for the nine months ended September 30, 2011 to approximately $8.3 million for the nine months ended September 30, 2012. The $0.9 million increase was primarily a result of depreciation and amortization for the eleven properties added to our portfolio since September 30, 2011. Depreciation and amortization expense as a percentage of rental income for the nine month periods ended September 30, 2012 and 2011 was consistent at 20.6% and 20.3%, respectively.

REIT administration expenses increased from $1.7 million for the nine months ended September 30, 2011 to $2.2 million for the nine month periods ended September 30, 2012 due to $0.4 million increase in advisory fees.

Net Operating Income

Residential NOI increased $2.7 million or 20.7% for the nine month period ended September 30, 2012 in comparison to the same nine month period in 2011 due primarily to acquisition activity in the residential segment. Commercial NOI remained relatively the same for the nine month periods ended September 30, 2012 and 2011.

Property Acquisitions and Dispositions

For the Nine Months Ended September 30, 2012

We acquired six properties for a total of $15.7 million during the nine month period ended September 30, 2012. Total consideration for the acquisitions was the issuance of approximately $4.1 million in limited partnership units of the operating partnership and cash of $6.5 million. We assumed $5.1 million in mortgage notes payable.

We acquired undeveloped land in two different locations for a total of $2.8 million in cash.

We sold two properties for a total of $0.9 million during the nine month period ended September 30, 2012 and recognized $26,000 gain on the sales.

For the Nine Months Ended September 30, 2011

We acquired ten properties for a total of $21.8 million during the nine month period ended September 30, 2011. Total consideration for the acquisitions was the issuance of approximately $5.9 million in limited partnership units of the operating partnership and cash of $4.9 million. We assumed $11.0 million in mortgage notes payable.

We sold two properties for a total of $2.9 million during the nine month period ended September 30, 2011. We recognized $0.3 million loss on the sales.

See Notes 16 and 17 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the nine month periods ended September 30, 2012 and 2011.

Funds From Operations and Modified Funds From Operations (FFO and MFFO)

Funds From Operations (FFO) applicable to common shares and limited partnership units means net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three and nine month periods ended September 30, 2012 and 2011, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to INREIT to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three Month Period Ending September 30, 2012			Three Month Period Ending September 30, 2011
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
Net Income attributable to
INREIT Real Estate
Investment Trust	$607,915	4,958,416	$0.12	$407,900	3,781,982	$0.11

Add back:
Noncontrolling Interest - OPU	1,344,341	11,012,135		1,163,039	10,810,873
Depreciation & Amortization from continuing operations	2,802,545			2,532,477
Depreciation & Amortization from discontinued operations	—			13,188
Pro rata share of unconsolidated affiliate depreciation & amortization	97,018			10,757
Loss on depreciable asset sales	—			66,921
Subtract:
Gains on land and depreciable asset sales	—			—

Funds from operations applicable to common shares and limited partnership units	$4,851,819	15,970,551	$0.30	$4,194,282	14,592,855	$0.29

Add back:
Acquisition and disposition expenses	435,459			164,541

Modified Funds from operations (MFFO)	$5,287,278	15,970,551	$0.33	$4,358,823	14,592,855	$0.30

(1)	Limited partnership units of the operating partnership may be exchanged for INREIT's common shares on a one-for-one basis pursuant to redemption requests. Please see Note 10 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

Reconciliation of Net Income Attributable to INREIT to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Nine Month Period Ended September 30, 2012			Nine Month Period Ended September 30, 2011
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
Net Income attributable to
INREIT Real Estate
Investment Trust	$1,892,692	4,538,247	$0.42	$1,230,133	3,761,159	$0.33

Add back:
Noncontrolling Interest - OPU	4,638,269	10,988,830		3,461,635	10,657,138
Depreciation & Amortization from continuing operations	8,294,408			7,368,615
Depreciation & Amortization from discontinued operations	1,117			50,375
Pro rata share of unconsolidated affiliate depreciation & amortization	293,276			10,757
Loss on depreciable asset sales	87,971			66,921
Subtract:
Gains on land and depreciable asset sales	(114,307)			(366,990)

Funds from operations (FFO) applicable to common shares and limited partnership units	$15,093,426	15,527,077	$0.97	$11,821,446	14,418,297	$0.82

Add back:
Acquisition and disposition expenses	623,247			663,298

Modified Funds from operations (MFFO)	$15,716,673	15,527,077	$1.01	$12,484,744	14,418,297	$0.87

(1)	Limited partnership units of the operating partnership may be exchanged for INREIT's common shares on a one-for-one basis pursuant to redemption requests. Please see Note 10 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Our principal demands for funds will be for the (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends/distributions and redemptions, and (iv) payment of principal and interest on current and any future outstanding indebtedness. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and any redemption requests to our shareholders and the unit holders of our operating partnership from cash flow from operations; however, we may use other sources to fund dividends/distributions, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from cash flow from operations, net proceeds of share offerings and debt proceeds.

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

Share Rescission or Liquidation

We could be subjected to claims by shareholders that certain securities sales were not proper. However, we presently believe that few, if any, of our shareholders will request rescission due to several factors, including our strong operating performance over the last three years, earnings that cover dividends, increased dividends, and, we believe, the current value of our common shares, currently set at $14.00 per share, would exceed the amount a shareholder would receive pursuant to a rescission offer. In fact, based on limited utilization of our repurchase plan and known demand for our common shares at $14.00 per share, we believe that such claims will not exceed $1,000,000 and most likely would not exceed our cash and cash equivalents, which exceeded $3.0 million at September 30, 2012. Additionally, as of September 30, 2012, we had approximately $10,875,000 in unused lines of credit. The amount of any such claims, if asserted, however, is speculative at this time and the potential claims could approximate $33,000,000. If claims are greater than anticipated and such claims are found to be meritorious, our liquidity could be negatively affected and we could be required to sell additional securities or borrow additional funds. We believe we have ready access to any additional capital that might be required, but there is no assurance such funds will be available or, if available, on terms acceptable to us.

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

	For the nine months ended September 30,
	2012	2011
Net cash flows from operating activities	$17,773,883	$13,046,761
Net cash flows used for investing activities	$(10,245,773)	$(3,142,935)
Net cash flows used for financing activities	$(7,652,049)	$(12,558,518)

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

Net cash provided by operating activities was $17.8 million and $13.0 million for the nine months ended September 30, 2012 and 2011, respectively. The funds generated for these periods in 2012 and 2011 were primarily from property operations of our real estate portfolio. The increase from 2011 to 2012 is due to the growth of our real estate portfolio and related, full period, property operations in 2012.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash flows used in investing activities were $10.2 million and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively. In each period, we used the cash for the purchase of properties and pay real estate taxes and insurance escrows.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash flows used in financing activities were $7.7 million and $12.6 million for the nine months ended September 30, 2012 and 2011, respectively. During 2012, we paid approximately $7.7 million in dividends to shareholders and made mortgage principal payments of approximately $14.6 million.

For the nine months ended September 30, 2011, cash used for financing activities was $12.6 million. We paid approximately $7.0 million in dividends and reduced mortgage notes payable by approximately $11.4 million.

Cash Resources

At September 30, 2012, our cash resources consisted of cash and cash equivalents totaling approximately $3.0 million. In addition, we had unencumbered properties with a gross book value of $18.8 million, which could potentially be used as collateral to secure additional financing in future periods.

We also have three lines of credit: (i) a $11.0 million line of credit with Wells Fargo Bank secured by an office property in Duluth, Minnesota and four Applebees’ restaurants, (ii) a $1.925 million line of credit with Bremer Bank secured by an office property in St. Cloud, Minnesota and (iii) a $2.0 million line of credit with State Bank and Trust secured by a residential property in Fargo, North Dakota. As of September 30, 2012, there was $4.05 million outstanding on the lines of credit and $10.875 million available. As of December 31, 2011, there was $8.0 million outstanding on the lines of credit. Our cash resources can be used for working capital needs and other commitments.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the nine month period ended September 30, 2012, we sold 1,331,683 common shares to accredited investors in private placements. These private placements raised gross proceeds of approximately $18.3 million.

During the nine month period ended September 30, 2012, we issued limited partnership units valued at approximately $4.1 million in connection with the acquisition of four properties.

During the nine month period ended September 30, 2011, we issued limited partnership units valued at approximately $5.9 million in connection with the acquisitions of seven properties.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Private Placements

During the three months ended September 30, 2012, we sold 567,563.143 common shares to accredited investors in a private placement pursuant to Regulation D and Rule 506. The private placement raised gross proceeds of $7,740,068 during the three months ended September 30, 2012 as set forth below:

Period	Total Number of Common Shares Sold	Gross Proceeds
July 1-31, 2012	61,181.428	$843,100
August 1-31, 2012	506,381.715	$6,896,968
September 1-30, 2012	None	None

Other Sales

During the three months ended September 30, 2012, we issued 11,600.000 common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Regulation D and Rule 506. The issuances during the three months ended September 30, 2012 were as set forth below:

Period	Total Number of Common Shares Exchanged
July 1-31, 2012	None
August 1-31, 2012	5,600.000
September 1-30, 2012	6,000.000

Repurchases of Securities

Set forth below is information regarding common shares repurchased during the three months ended September 30, 2012:

Period	Total Number of Common Shares Repurchased	Average Price Paid per Common Share	Total Number of Shares Repurchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2012	6,710.014	$12.75	162,165.658	$4,830,046.34
August 1-31, 2012	122,699.855	$12.75	284,865.513	$3,265,623.18
September 1-30, 2012	10,322.740	$12.75	295,188.253	$3,125,083.24

Total	139,732.609

(1)	On June 7, 2012, our Board of Trustees revised the original Share Repurchase Plan as previously disclosed in our Registration Statement on Form 10 filed with the SEC on March 11, 2011. The revised Share Repurchase Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by members of our operating partnership, up to a maximum amount of $10,000,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The repurchase price for such shares and units repurchased under the plan is fixed at $12.75 per share or unit. The repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan if it determines to do so is in our best interest.

Item 6. Exhibits.

Exhibit Number	Title of Document

4.1	Share Repurchase Plan

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101	The following materials from INREIT Real Estate Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity for three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and; (v) Notes to Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2012

INREIT REAL ESTATE INVESTMENT TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter J. Winger
Peter J. Winger
Chief Financial Officer
(Principal Financial and Accounting Officer)