Form 10-K
period 2012-12-31
INREIT Real Estate Investment Trust
filed 2013-03-29
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 000-54295

INREIT Real Estate Investment Trust

(Exact name of registrant as specified in its charter)

North Dakota	90-0115411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1711 Gold Drive South, Suite 100 Fargo, North Dakota	58103
(Address of principal executive offices)	(Zip Code)

(701) 353-2720

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Shares of Beneficial Interest

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐    Yes  ☒    No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☐    Yes  ☒    No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☒    Yes  ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

The aggregate market value of the common shares of beneficial interest held by non-affiliates as of June 30, 2012 was approximately $53,234,084, computed by reference to the price at which the common shares was last sold as of such date. The common shares of beneficial interest are not listed on any national exchange or over-the-counter market or quoted on any national securities market.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 25, 2013
Common Shares of Beneficial Interest, $0.01 par value per share	5,296,646.11

Documents Incorporated by Reference: Portions of INREIT’s Proxy Statement for its 2013 Annual Meeting of Shareholders, which INREIT intends to file with the Securities and Exchange Commission within 120 days after the end of INREIT’s fiscal year ended December 31, 2012, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If INREIT does not file its Proxy Statement on or before 120 days after the end of its 2012 fiscal year, INREIT will file the required information in an amendment to this Annual Report on Form 10-K.

INREIT Real Estate Investment Trust

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K and the documents incorporated into this document by reference contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements regarding our plans and objectives, including, among other things, our future financial condition, anticipated capital expenditures, anticipated dividends and other matters. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. These statements are only predictions and are not historical facts. Actual events or results may differ materially.

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

PART I

ITEM 1. BUSINESS

GENERAL

INREIT Real Estate Investment Trust (“we”, “us”, “our”, “Company” or “INREIT”) is a real estate investment trust (“REIT”), formed in North Dakota as an unincorporated business trust on December 3, 2002. References in this Annual Report on Form 10-K to the “Company,” “INREIT,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. We were formed for the purpose of investing in a diversified portfolio primarily of commercial properties (such as retail, office and medical) and multi-family dwellings (such as apartment buildings and senior assisted or independent living centers). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors. At December 31, 2012, we owned directly or through our operating partnership, 97 properties in ten states.

UPREIT Structure

We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we conduct substantially all of our investment activities and hold all or substantially all of our assets through our operating partnership INREIT Properties, LLLP. We control the operating partnership as the general partner and own approximately 32.3% of the operating partnership as of December 31, 2012. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be our assets and income.

Operating Partnership

Our operating partnership, INREIT Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of commercial properties and multi-family dwellings located principally in the upper and central Midwest United States.

Since our formation, our focus has consisted of owning and operating income-producing real estate properties. In 2006, we held 23 total properties approximating $56 million in total assets. Between 2007 and 2012, we focused extensively on strengthening the multifamily component of our portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties were located in North Dakota. By the end of 2012, our portfolio has grown to 97 properties, approximating $356.0 million in total assets, which includes assets held for sale, and book equity, including noncontrolling interests, of approximately $163.2 million as of December 31, 2012. As of December 31, 2012, our portfolio contained approximately 4,543 apartments, 193 assisted living units and 1,056,443 square feet of leasable commercial space.

As of December 31, 2012, approximately 56.7% of the properties were apartment communities and senior assisted living communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2012, approximately 43.3% of the properties were comprised of office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Our Advisor

Our external Advisor is INREIT Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf. The Advisor is owned in part by Kenneth Regan, a trustee and our Chief Executive Officer, and by an entity controlled by James Wieland, also one of our trustees. In addition, Messrs. Regan and Wieland serve on the Board of Governors of the Advisor. From 2007 to 2012, our Advisor’s staff increased in number and expertise, growing from 4 to 8 full-time employees including a president, chief financial officer, financial reporting manager, property accountant and internal auditor.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders as fiduciaries. In addition, the Board has a specific fiduciary duty to supervise our relationship with the Advisor, and evaluates the performance of and fees paid to the Advisor on an annual basis prior to renewing the Advisory Agreement with the Advisor. Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, six of whom are independent of our Advisor. Our trustees are elected annually by our shareholders.

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

Organizational Structure

The following chart shows our structure:

(1)	The Advisor is owned in part by our Chief Executive Officer and Trustee Mr. Kenneth P. Regan (33.00%), by Wieland Investments, LLLP, an entity controlled by our Trustee Mr. James S. Wieland (33.00%) and by our President Bradley J. Swenson (5%). In addition, Mr. Regan serves as the Chief Executive Officer and Chairman of the Board of the Advisor, and Messrs. Wieland and Swenson serve on the Board of Governors of the Advisor.
(2)	The Advisor serves as both our and our operating partnership’s advisor. The Advisor does not own any of our shares. Messrs. Regan and Wieland each beneficially own approximately 2.5% and 2.1%, respectively, of our shares as of December 31, 2012.
(3)	We control the operating partnership as the general partner, and own approximately 32.3% of the operating partnership as of December 31, 2012. Mr. Regan and Mr. Wieland beneficially owned and had voting power over approximately 10.6% and 8.9%, respectively, of the operating partnership as of December 31, 2012.

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

Despite our intentions, the actual percentage of our portfolio invested in each investment type may fluctuate above or below such levels due to factors such as a large inflow of capital (including from additional capital raises or sales of investments), lack of attractive investment opportunities in an investment type or an increase in anticipated cash requirements (including repayment of outstanding debt obligations or REIT dividend requirements).

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

Investments in Real Estate Related Assets

Our guidelines provide we may invest in real estate related assets. These assets include securities of other companies engaged in real estate activities, mortgage-backed securities and conventional mortgage loans. However, to date, our investment in such assets have been nominal, and we do not expect to increase such investments in the near future.

Investments in Cash, Cash Equivalents and Other Short-Term Investments

We may invest in cash, cash equivalents and other short-term investments. Consistent with the rules applicable to qualification as a REIT, such investments may include investments in the following: money market instruments; short-term debt instruments, such as commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest-bearing time deposits and corporate debt securities; corporate asset-backed securities; and U.S. government or government agency securities. However, to date, our investment in such assets have been nominal, and we do not expect to increase such investments in the near future.

SEGMENT DATA

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

COMPETITION

Our properties are located in highly competitive real estate markets. The number of competitive properties in a particular area could have a material adverse effect on our ability to lease space and the amount of rent we can charge at our properties. We compete with many property owners, such as corporations, limited partnerships, individual owners, other real estate investment trusts, insurance companies and pension funds.

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

Generally, there are multi-family and other similar commercial properties within relatively close proximity to each of our properties. Regarding our retail properties, in addition to competitor retail properties, we and our tenants face increasing competition from outlet malls, internet shopping websites, discount shopping clubs, catalog companies, direct mail and telemarketing.

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

Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay dividends. We do not believe our existing portfolio as of December 31, 2012 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

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

We will make these reports available, free of charge, by responding to requests addressed to 1711 Gold Drive South, Suite 100 Fargo, North Dakota 58103. You may also request by calling the telephone number (701) 353-2720. Additionally, we maintain an internet site at www.inreit.com, which includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. This reference to our website is not intended to incorporate information found on the website into this filing.

ITEM 1A. RISK FACTORS

Risks Related to INREIT Real Estate Investment Trust

Common shares of beneficial interest represent an investment in equity only, and not a direct investment in our assets. Therefore, common shareholders will hold only an indirect interest in our assets.

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

Our purpose is to acquire and hold our real estate investments as long-term investments before we resell the investments to maximize anticipated appreciation for our shareholders. The primary income that will be generated by us will be the profits, if any, from the operation or holding of the real estate and real estate related investments and upon the resale of the investments. If circumstances arise which cause an investment to remain at its current value or decrease in value, we may generate less income than anticipated.

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

Our success is based on continuing to locate and hold suitable real estate investments, and failure of our Advisor to locate additional suitable properties or the unsuccessful operation of our existing real estate investments could adversely affect our operations and our ability to pay dividends.

Our ability to achieve our investment objectives and to pay dividends to our shareholders is dependent upon the performance of our Advisor in locating suitable investments and appropriate financing arrangements for us as well as on the successful management of our properties after acquisition. We currently own, through the operating partnership, the properties described under Item 2 – Properties.

We cannot be sure our Advisor will be successful in continuing to obtain suitable investments on financially attractive terms, or be certain that operation of the properties will avoid the risks attendant to real estate acquisitions, such as:

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

Generally, the Board of Trustees may change our investment and operational policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our shareholders, which could result in our making investments different from, and possibly riskier than, investments made in the past. A change in our investment policies may, among other things, increase our exposure to interest rate risk, default risk and commercial real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.

There can be no assurance dividends will be paid or increase over time.

There are many factors that can affect the availability and timing of cash dividends to our shareholders. Dividends will be based principally on cash available from our real estate and real estate related investments. The amount of cash available for dividends will be affected by many factors, such as our ability to acquire profitable real estate investments and successfully manage our real estate properties and our operating expenses. We can give no assurance we will be able to pay or maintain dividends or that dividends will increase over time. Our actual results may differ significantly from the assumptions used by our Board of Trustees in establishing the dividend rate to our shareholders.

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

•

We may be subject to state and local taxes on our income or property, either directly or indirectly, because of the taxation of our operating partnership or of other entities through which we indirectly own our assets.

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

The Internal Revenue Code classifies “publicly traded partnerships” as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. We structured our operating partnership to be classified as a partnership for federal income tax purposes. However, no assurance can be given the IRS will not challenge our position or will classify our operating partnership as a “publicly traded partnership” for federal income tax purposes. To minimize this risk, we have placed certain restrictions on the transfer and/or redemption of partnership units in the Agreement of Limited Liability Limited Partnership of our operating partnership (“LLLP Agreement”). If the IRS would assert successfully our operating partnership should be treated as a “publicly traded partnership” and substantially all of the operating partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat the operating partnership as an association taxable as a corporation. In such event, we would cease to qualify as a REIT. In addition, the imposition of a corporate tax on the operating partnership would reduce the amount of distributions the operating partnership could make to us and, in turn, reduce the amount of cash available to us to pay dividends to our shareholders.

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

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders, and the ownership of our common shares. For example, we may be required to pay dividends to our shareholders at disadvantageous times, including when we do not have readily available funds. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to individual U.S. shareholders currently is 20%. In general, ordinary dividends payable by REITs to its shareholders, however, are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (the maximum individual income tax rate currently is 39.6%). This result could reduce the net cash received by shareholders as a result of an investment in the trust and could be detrimental to our ability to raise additional funds through the sale of our common shares.

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

Risks Related to Our Relationship with the Advisor and Its Affiliates

We depend on our Advisor for the successful operations of the REIT, and if required, we may not be able to find a suitable replacement advisor.

Our ability to achieve our investment objectives is dependent upon the successful performance of our Advisor in locating attractive acquisitions, advising on dispositions of real estate properties and other real estate related assets, advising on any financing arrangements and other administrative tasks to operate our business. If the Advisor suffers or is distracted by adverse financial, operational problems in connection with its operations unrelated to us or for any reason, it may be unable to allocate a sufficient amount of time and resources to our operations. If this occurs, our ability to achieve our investment objectives or pay dividends to our shareholders may be adversely affected. Any adversity experienced by the Advisor or problems in our relationship with the Advisor could also adversely impact the operation of our properties and, consequently, our cash flow and ability to pay dividends to shareholders.

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

The Advisor performs services for us in connection with the selection, acquisition and disposition of our investments; the management of our assets; and certain administrative services. We pay the Advisor an annual management fee, reimbursement for operating and acquisition expenses as well as acquisition, disposition, financing and development fees. Such fees and payments reduce the amount of cash available for further investments or dividends to our shareholders. Additionally, such fees increase the risk shareholders may receive a lower price when they resell their shares than the purchase price they initially paid for their shares.

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

Allocation of time and effort

We rely on the personnel of the Advisor and its affiliates to manage our assets and daily operations. Two of our trustees are also governors and owners of the Advisor and the primary property manager of a number of our properties, and therefore have conflicts of interest in allocating their time, services and functions among us and other real estate programs or business ventures the Advisor or its affiliates organize or serve.

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

Investments owned by Advisor or its affiliates

Our Advisor identifies and selects potential investments in real estate properties and other real estate related assets in which we may be interested. Such investments could include property owned by the Advisor or its affiliates.

May profit even if investment is not profitable

The Advisor receives acquisition, disposition, management, financing and development fees under the Advisory Agreement. The Advisor and its affiliates may also be appointed or utilized to provide other services to us and our assets and receive fees and compensation for providing such other services, such as property management fees and construction fees. Therefore, the Advisor and its affiliates may profit from real estate investments even where we lose all or a portion of our investment. In addition, the agreements and arrangements, including those relating to compensation, between us and the Advisor and its affiliates are not the result of arm’s-length negotiations and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

Fees received by the parties

The Advisor is paid an annual management fee for its services based on total assets as reflected on our consolidated financial statements. The Advisor may benefit by us retaining ownership of certain investments at times when our shareholders may be better served by the sale or disposition of such investments in order to avoid a reduction in the total assets and correspondingly to the Advisor’s annual management fee. In addition, the Advisor may recommend we purchase investments that increase the total assets and correspondingly the Advisor’s annual management fee but that is not necessarily the most suitable investments for our portfolio. Further, the book value of the assets may include property-related debt, which could influence the amount of leverage obtained on real estate investments and other real estate related investments.

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

•

offerings of equity by us, which may result in property acquisitions entitling our Advisor to increased acquisition, management, financing and development fees, possibly entitling its affiliates to property management fees for new properties and possibly entitling trustees to brokerage commissions;

•	property sales, which entitle our Advisor to disposition fees and possibly trustees to receive brokerage commissions;

•

property acquisitions, which entitle our Advisor to acquisition, financing and development fees, possibly entitles affiliates to property management fees on new properties and possibly entitles trustees to receive brokerage commissions; and

•

borrowings to acquire properties, which may increase the acquisition, financing and management fees payable to our Advisor, possibly entitles affiliates to property management fees on new properties and possibly entitles trustees to receive brokerage commissions.

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

All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations, pay dividends to shareholders or achieve our investment objectives.

Market disruptions may significantly and adversely affect our financial condition and results of operations.

Our results of operations may be sensitive to changes in overall economic conditions impacting tenant leasing practices, such as increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. A general reduction in the level of tenant leasing could adversely affect our ability to maintain our current occupancy rates and gain new tenants, affecting our growth and profitability. Accordingly, difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability and results of operations.

Lack of geographic diversity of our real estate investments could adversely affect our operating results if economic changes impact those real estate markets.

Geographic concentration of our properties may expose us to economic downturns in those areas where our properties are located. A recession in any area where we own several properties or interests in properties could adversely affect our ability to generate or increase operating revenues, locate and retain financially sound tenants or dispose of unproductive properties. In addition, it could have an adverse impact on our tenant’s revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Currently, the majority of our properties are located in North Dakota, and we hold several properties in Fargo, North Dakota. To the extent weak economic or real estate conditions affect North Dakota or other markets in which we own properties more severely than other areas of the country, our financial performance could be negatively impacted.

We face numerous risks associated with property acquisitions which could adversely affect our operating results.

Through our operating partnership, we acquire properties and portfolios of properties. Our acquisition activities and their success are subject to the following risks typically encountered in real estate acquisitions:

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

These risks could have an adverse effect on our results of operation, our financial condition and the amount available for payment of dividends to our shareholders.

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

If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Delayed rental payments could adversely affect cash flow available for dividends. If a commercial tenant declares bankruptcy or becomes insolvent, it may adversely affect the income produced by our properties. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. However, if a tenant files for bankruptcy, we cannot evict the tenant solely because of such bankruptcy. If a court authorizes the commercial tenant to reject and terminate its lease with us, our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In addition, it is unlikely a bankrupt tenant would pay in full amounts it owes us under a lease. Additionally, we may be required to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant, as well as lower our rental rates to reflect any decline in market rents. This shortfall could adversely affect our cash flow and results of operations.

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

We purchase, and we may be required by lenders of mortgage loans or other financings to obtain, certain insurance coverage on our real estate investments. Either the property manager or the Advisor selects policy specifications and insured limits which it believes to be appropriate and adequate given the risk of loss, the cost of the coverage and industry practice. The nature of the tenants at the properties we hold, such as senior living facilities, may expose us and our operations to an increase in liability for personal injuries or other losses. There can be no assurance that such insurance will be sufficient to cover all liabilities. Some of our policies may be subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. Furthermore, insurance against certain risks, such as terrorism, flood and toxic mold, may be unavailable or available at commercially unreasonable rates or in amounts less than the full market value or replacement cost of the properties. There can be no assurance particular risks are currently insurable, will continue to be insurable on an economical basis or current levels of coverage will continue to be available. If a loss occurs that is partially or completely uninsured, we may lose all or part of our investment in a property as well as the anticipated future cash flows from such properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. We may also be liable for any uninsured or underinsured personal injury, death or property damage claims, which could result in decreased dividends to shareholders.

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

As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) to our shareholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties or to sell other properties. We have incurred mortgage debt and pledged some or all of our properties as security for debt in order to obtain funds to acquire additional properties or for working capital. We have also obtained a line of credit to provide a flexible borrowing source of funds.

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

We have obtained mortgage loans on many of our properties so we can use our capital to acquire additional real estate properties and make improvements on the properties. However, we may not incur indebtedness of more than 300% of our net assets, unless such excess is approved by a majority of our trustees. High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for dividends to shareholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan in default, thus reducing the value of our shareholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as: (1) if the foreclosed debt is nonrecourse, a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage or (2) if the foreclosed debt is recourse, a sale of the property for a purchase price equal to its fair market value and as cancellation of debt income to the extent, if any, the outstanding debt balance exceeds the fair market value. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of our operating partnership, whereby we will be responsible to the lender for satisfaction of the debt if it is not paid by our operating partnership. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash dividends to our shareholders will be adversely affected.

We could face difficulties in refinancing loans involving balloon payment obligations.

Some of our mortgage loans require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity could be uncertain and may depend upon our ability to obtain additional financing, to refinance the debt or our ability to sell the particular property. If we try and refinance the debt, we may not be able to obtain terms as favorable as the original loan. Based on historical interest rates, current interest rates are low and, as a result, it is likely the interest rate that will be obtained upon refinancing in subsequent years may be higher than the original loan. If we are not able to refinance the debt, or obtain acceptable terms, we may be required to sell the mortgaged property at a time which may not permit realization of the maximum return on such property. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

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

We have entered into two hedging transactions and may enter into additional such transactions. Hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments. Any income from a hedging transaction to manage risk of interest rate, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred by us to acquire or own real estate assets, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, including gain from the disposition of such a transaction, will be disregarded for purposes of the 75% and the 95% gross income tests. If applicable, there also are rules for disregarding income for purposes of the 75% and the 95% gross income tests with respect to hedges of certain foreign currency risks. To the extent we enter into other types of hedging transactions, the income from those transactions likely will be treated as nonqualifying income for purposes of both the 75% and the 95% gross income tests. We intend to structure any hedging transactions in a manner that does not jeopardize our ability to qualify as a REIT.

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

We may acquire properties by issuing limited partnership units in our operating partnership to contributors of property. If we enter into such transactions, in order to induce the property owners to accept limited partnership units rather than cash, it may be necessary for us to provide them with additional incentives. For instance, our operating partnership’s LLLP Agreement provides any holder of limited partnership units may, subject to certain conditions, request redemption of their units and we may purchase such units with our shares on a one-for-one exchange basis.

We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for our shares or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay dividends. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation or seek short-term financing. Furthermore, in order to allow a contributor of a property to defer taxable gain on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or our shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

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

Shareholders have no role in determining our investments and must rely on our Advisor and oversight by the Board of Trustees.

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

Under our Amended Declaration of Trust, our Board of Trustees has the authority to establish more than one class or series of shares and to fix the relative preferences and rights regarding conversion, voting powers, restrictions, limitations as to dividends and other distributions, and terms or conditions of redemption of such different classes or series without shareholder approval. Thus, our Board could authorize the issuance of a class or series of shares with terms and conditions that could have priority as to dividends and amounts payable upon liquidation over the rights of the holders of our outstanding common shares of beneficial interest. Such class or series of shares could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our shares, even if it would be in the best interest of our shareholders.

Shareholders could incur current tax liability on dividends they elect to reinvest in our shares, and may have to use separate funds to pay their tax liability

Shareholders that participate in our dividend reinvestment plan will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares to the extent the amount reinvested was not a tax-free return of capital. In addition, our shareholders will be treated for tax purposes as having received an additional dividend to the extent the shares are purchased at a discount to fair market value. As a result, unless shareholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares received.

Our trustees, officers, Advisor and its affiliates have limited liability to us and our shareholders, and may have the right to be indemnified under certain conditions.

Our Amended Declaration of Trust provides that our trustees, officers, Advisor and its affiliates will not be held liable for any loss or liability suffered by us if: (1) the trustee, officer, Advisor or its affiliate determines in good faith its actions or inactions were in our best interest, (2) such actions were taken on behalf of us and (3) such liability or loss was not the result of: (a) negligence or misconduct by a trustee (other than an independent trustee), the Advisor or its affiliate or (b) gross negligence or willful misconduct by an independent trustee. Moreover, we are required to indemnify our trustees, officers, the Advisor and its affiliates, subject to limitations stated in the Amended Declaration of Trust. As a result, we and our shareholders have limited rights against our trustees, officers, the Advisor and its affiliates, which could reduce our and our shareholders’ recovery from these persons. In addition, we may be obligated to fund the defense costs incurred by such parties in some cases, which would decrease the cash otherwise available for dividends to our shareholders.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”) based on exceptions we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act. Registration as an investment company would be costly, would subject us to a host of complex regulations, and would divert the attention of management from the conduct of our business. If the SEC or a court of competent jurisdiction were to find we are required, but in violation of the Investment Company Act had failed, to register as an investment company, possible consequences include, but are not limited to, the following: (i) the SEC could apply to a district court to enjoin the violation; (ii) our shareholders could sue us and recover any damages caused by the violation; (iii) any contract to which we are party made in, or whose performance involves a, violation of the Investment Company Act would be unenforceable by any party to the contract unless a court were to find that under the circumstances enforcement would produce a more equitable result than non-enforcement and would not be inconsistent with the purposes of the Investment Company Act; and (iv) criminal and civil actions could be brought against us. Should we be subjected to any or all of the foregoing, we would be materially and adversely affected.

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

Shareholders may not be able to have their shares redeemed under the Share Redemption Plan, and if shareholders do redeem their shares, they will not receive the current value of the shares.

We have adopted a share redemption plan. However, our Board of Trustees can terminate the plan at any time without shareholder approval, and there is no assurance we will have sufficient funds available at the time of any request to honor a redemption request for cash. Shares redeemed under this plan may be purchased at a discount to the current price of the shares or to the price paid for such shares by the shareholder. Therefore, shareholders may not receive the amount they paid for the shares and may receive less by selling their shares back to us than they would receive if they were to sell their shares to other buyers.

There will be transfer restrictions on the shares, and we do not plan to register the shares for resale.

Other than shares issued under our dividend reinvestment plan, we have not registered our shares under federal or state securities laws, but rather we have sold the shares in reliance on exemptions under applicable federal and state securities laws Therefore, the shares may be “restricted securities” and may not be resold unless they are subsequently registered under the Securities Act and applicable state securities laws or pursuant to exemption from such registration requirements or may have other transfer restrictions based on the exemption relied on for the sale of the shares. We are not obligated to, nor do we currently plan to, register any shares for resale.

Risks Related to Investments in Real Estate Related Assets

Currently, we do not intend to invest in real estate related assets, and our investment portfolio contains only a nominal percent of real estate related assets. However, if in the future we do invest in real estate related assets, the following risk factors would apply.

Investments in real estate related equity assets could involve higher risks than other investments, which could adversely affect our operations and ability to make dividend payments.

We may invest in common and preferred stock of both publicly traded and private real estate companies, including REITs, which involves a higher degree of risk than debt securities due to a variety of factors, including subordination to creditors and lack of any security. Our investments in real estate related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate discussed in this report, including risks relating to rising interest rates.

The value of real estate related securities may be volatile and could cause the value of our shares to fluctuate, adversely affect our business operations and our ability to make dividend payments.

The value of real estate related securities, including those of REITs, fluctuate in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer or multiple issuers within an industry or economic sector or geographic region or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. In addition, the value of a REIT’s equity securities can depend on the structure and amount of cash flow generated by the REIT. Fluctuations in value of our securities may cause the value of our shares to vary regardless of the performance of our real estate assets, adversely affect our business operations and our ability to pay dividends to our shareholders.

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

Commercial mortgage-backed securities are also subject to several risks created through the securitization process. Certain subordinate commercial mortgage-backed securities are paid interest only to the extent there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk interest payments on subordinate commercial mortgage-backed securities will not be fully paid. Subordinate securities of commercial mortgage-backed securities are also subject to greater risk than more highly rated commercial mortgage-backed securities.

Investments in mortgage instruments could adversely affect our business operations if the values of the underlying properties decrease or there are repayment defaults.

If we make investments in mortgage loans, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including general prevailing local, national and global economic conditions; economic conditions affecting real estate values; changes in specific industry segments; tenant defaults and lease expirations; financial condition of tenants; changes in use of property; shift of business processes and functions offshore; declines in regional or local real estate values, or rental or occupancy rates; increases in interest rates, real estate tax rates and other operating expenses; competition from comparable types of properties; and property management decisions.

If we acquire a property by foreclosure following defaults under our mortgage loan investments, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives. We do not know whether the values of the property securing any of our real estate securities investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease. Further, seeking available remedies could be a time-consuming and expensive process and would increase the costs associated with holding such mortgage and reducing our cash available for shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2012, we owned 97 properties, containing approximately 4,543 apartments, 193 assisted living units and 1,056,443 square feet of leasable commercial space. Many of our properties are located in the state of North Dakota.

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

With the exception of single tenant buildings, the majority of our investment properties are managed by a third party. However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets, and major renovations are made by our Board, based on input from the Advisor. Property management firms usually receive between 3% and 5% of gross rent collection for their services. Substantially all of our revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. Approximately half of our existing leases as of December 31, 2012 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2012, we owned 97 properties in ten states including North Dakota, Minnesota, Wisconsin, Nebraska, Colorado, Arkansas, Louisiana, Michigan, Mississippi and Texas. This portfolio of properties includes a diversified mixture of multifamily, senior living, single tenant retail and office buildings. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota. Commencing January 1, 2012, we began reporting our results in two reportable segments: residential and commercial properties. Please see Notes 2 and 4 to the consolidated financials included in this report for more information.

The following table sets forth information regarding each of our properties owned as of December 31, 2012.

Property	Location	Year Acquired	# of Units or Leasable Sq Ft	Total Investment	Physical Occupancy at December 31, 2012	Annualized Base Rental Revenue (1)
Aetna Building	Bismarck, ND	2006	75,000	8,896,000	100.00%	841,000
Applebee’s Neighborhood Bar & Grill	Apple Valley, MN	2011	2,997	2,570,000	100.00%	238,000
Applebee’s Neighborhood Bar & Grill	Bloomington, MN	2010	5,043	2,663,000	100.00%	208,000
Applebee’s Neighborhood Bar & Grill	Savage, MN	2010	4,936	1,127,000	100.00%	172,000
Applebee’s Neighborhood Bar & Grill	Coon Rapids, MN	2010	5,576	2,480,000	100.00%	235,000
Arneson (Auburn/Hunter’s Run I)	Fargo, ND	2007	36	1,538,000	99.96%	268,000
Autumn Ridge	Grand Forks, ND	2004	144	10,404,000	99.13%	1,343,000
Bank of the West Financial Center	Fargo, ND	2004	31,307	4,060,000	100.00%	307,000
Bank of the West Financial Center	Moorhead, MN	2011	3,510	1,014,000	100.00%	82,000
Bayview	Fargo, ND	2007	100	4,677,000	99.35%	745,000
Becker Furniture Building, St. Cloud	Waite Park, MN	2006	30,200	2,215,000	100.00%	189,000
Berkshire	Fargo, ND	2008	12	475,000	99.46%	80,000
Biolife Plasma Center	Bismarck, ND	2008	11,671	2,551,000	100.00%	232,000
Biolife Plasma Center	Eau Claire, WI	2008	11,900	2,058,000	100.00%	176,000
Biolife Plasma Center	Grand Forks, ND	2008	13,190	2,919,000	100.00%	252,000
Biolife Plasma Center	Janesville, WI	2008	12,225	2,107,000	100.00%	185,000
Biolife Plasma Center	Mankato, MN	2008	13,181	3,352,000	100.00%	331,000
Biolife Plasma Center	Marquette, MI	2008	11,737	3,006,000	100.00%	253,000
Biolife Plasma Center	Onalaska, WI	2008	12,180	2,280,000	100.00%	208,000
Biolife Plasma Center	Oshkosh, WI	2008	12,191	2,187,000	100.00%	182,000
Biolife Plasma Center	Sheboygan, WI	2008	13,230	2,396,000	100.00%	220,000
Biolife Plasma Center	Stevens Point, WI	2008	13,190	2,302,000	100.00%	196,000

Brookfield	Fargo, ND	2008	72	2,402,000	96.15%	429,000
Buffalo Wild Wings	Austin, TX	2010	7,296	2,587,000	100.00%	262,000
Candlelight	Fargo, ND	2012	66	1,950,000	92.08%	348,000
Carling Manor	Grand Forks, ND	2008	12	779,000	91.67%	121,000
Carlton Place	Fargo, ND	2008	213	8,446,000	97.95%	1,353,000
Chandler	Grand Forks, ND	2005	12	325,000	100.00%	84,000
Colony Manor	Grand Forks, ND	2008	24	1,210,000	98.92%	185,000
Columbia West	Grand Forks, ND	2008	70	4,003,000	96.87%	595,000
Country Club	Fargo, ND	2011	40	1,637,000	97.50%	315,000
Countryside	Fargo, ND	2011	24	877,000	98.19%	164,000
Dairy Queen	Dickinson, ND	2012	2,811	1,330,000	100.00%	120,000
Dairy Queen	Moorhead, MN	2011	2,712	1,200,000	100.00%	147,000
Danbury	Fargo, ND	2007	135	6,875,000	99.90%	1,027,000
Eagle Run*	West Fargo, ND	2010	144	6,874,000	96.14%	973,000
Ear Acres Office Building	Fargo, ND	2007	11,973	1,313,000	100.00%	123,000
Echelon Building	Fargo, ND	2006	17,000	2,008,000	100.00%	135,000
Edgewood Vista	Bismarck, ND	2009	193	23,007,000	100.00%	2,160,000
Eide Bailly Building**	Fargo, ND	2007	75,000	5,919,000	100.00%	605,000
Emerald Court	Fargo, ND	2008	24	1,010,000	100.00%	165,000
Fairview	Bismarck, ND	2008	84	4,575,000	99.92%	723,000
Flickertail	Fargo, ND	2008	180	6,519,000	99.91%	1,149,000
Galleria III	Fargo, ND	2010	18	862,000	99.82%	145,000
Gate City Bank	Grand Forks, ND	2008	23,117	1,300,000	100.00%	102,000
Glen Pond	Eagan, MN	2011	414	26,508,000	98.12%	3,856,000
Goldmark Office Park	Fargo, ND	2007	124,306	18,189,000	90.99%	1,304,000
Grand Forks Marketplace***	Grand Forks, ND	2003	182,522	9,963,000	100.00%	894,000
Great American Insurance Building	Fargo, ND	2005	15,000	2,202,000	100.00%	149,000
Guardian Building Products	Fargo, ND	2012	100,600	3,450,000	100.00%	343,000
Hunter (Betty Ann/Martha Alice)	Fargo, ND	2009	48	1,856,000	95.83%	326,000
Hunter’s Run II	Fargo, ND	2008	12	517,000	99.73%	88,000
Islander Apartments	Fargo, ND	2011	24	1,068,000	95.97%	207,000
Library Lane	Grand Forks, ND	2007	60	2,931,000	99.78%	446,000
Mandan Family Dollar Store	Mandan, ND	2010	9,100	849,000	100.00%	82,000
Mandan O’Reilly Auto Store	Mandan, ND	2010	6,300	679,000	100.00%	68,000
Maple Ridge	Omaha, NE	2008	168	7,676,000	85.94%	1,172,000
Maplewood Bend	Fargo, ND	2009 and 2010	182	7,195,000	99.48%	1,109,000
Midtown Plaza	Minot, ND	2004	15,010	1,256,000	100.00%	181,000
Oak Court	Fargo, ND	2008	81	2,919,000	99.36%	486,000
Parkwood	Fargo, ND	2008	40	1,381,000	98.95%	243,000
Pebble Creek	Bismarck, ND	2008	70	4,030,000	99.86%	671,000
Prairiewood Court I & II (3)	Fargo, ND	2006 and 2007	60	2,369,000	98.36%	381,000
Prairiewood Meadows	Fargo, ND	2012	85	3,450,000	99.34%	683,000
Premiere Marketing	Norfolk, NE	2011	14,736	700,000	100.00%	69,000
Regis Building	Edina, MN	2009	102,448	13,286,000	100.00%	1,145,000
Richfield Harrison	Grand Forks, ND	2007	140	7,811,000	99.77%	1,171,000
Rosegate	Fargo, ND	2008	90	3,488,000	99.86%	558,000
Saddlebrook	West Fargo, ND	2008	60	1,503,000	98.92%	332,000
Sierra Ridge	Bismarck, ND	2006 and 2011	272	10,309,000	99.48%	1,279,000
Social Security Building	St. Cloud, MN	2007	10,810	2,904,000	100.00%	359,000
Somerset	Fargo, ND	2008	75	3,982,000	97.76%	588,000
Southgate	Fargo, ND	2007	162	6,327,000	98.33%	1,048,000
Southview III	Grand Forks, ND	2011	18	3,051,000	100.00%	144,000
Southview Village	Fargo, ND	2007	72	701,000	99.91%	492,000
Stony Brook	Omaha, NE	2009	148	10,595,000	98.40%	1,572,000
Sunset Ridge	Bismarck, ND	2008/2010	180	13,917,000	99.90%	1,590,000
Sunview	Grand Forks, ND	2008	36	1,903,000	99.55%	303,000
Sunwood Estates	Fargo, ND	2007	81	4,160,000	98.77%	624,000
Terrace on the Green	Moorhead, MN	2012	116	3,450,000	93.98%	767,000
Titan Machinery	Dickinson, ND	2012	17,760	1,791,000	100.00%	177,000
Titan Machinery	Fargo, ND	2012	29,800	2,820,000	100.00%	279,000
Titan Machinery	Marshall, MN	2011	42,000	5,075,000	100.00%	1,104,000
Titan Machinery	Minot, ND	2012	23,690	2,630,000	100.00%	260,000
Twin Parks	Fargo, ND	2008	66	2,371,000	99.66%	432,000

Village	Grand Forks, ND	2008	35	1,742,000	100.00%	290,000
Village Park	Fargo, ND	2008	60	2,346,000	100.00%	364,000
Village West	Fargo, ND	2008	80	2,818,000	99.88%	499,000
Walgreens	Batesville, AR	2009	14,820	8,346,000	100.00%	597,000
Walgreens	Fayetteville, AR	2009	14,550	5,368,000	100.00%	471,000
Walgreens	Alexandria, LA	2009	14,560	4,358,000	100.00%	301,000
Walgreens	Laurel, MS	2010	14,820	4,650,000	100.00%	330,000
Walgreens	Denver, CO	2011	13,390	5,300,000	100.00%	423,000
Wells Fargo Building	Duluth, MN	2007	95,961	8,390,000	94.14%	965,000
West Pointe Center	Fargo, ND	2007	28,500	3,635,000	55.50%	147,000
Westside	Hawley, MN	2010	14	449,000	100.00%	93,000
Westwind	Fargo, ND	2008	18	613,000	97.49%	104,000
Westwood Estates	Fargo, ND	2008	200	7,641,000	96.81%	1,284,000
Willow Park	Fargo, ND	2008	102	5,938,000	99.91%	916,000

*	81.25% Ownership Interest
**	2/3 Ownership Interest
***	1/2 Ownership Interest
(1)	Property’s 2012 base rent, except for properties acquired during the year. Base rent is annualized based on December 31, 2012 base rent. Rent concessions are not reflected in the calculation, as they are limited in nature and the effects are considered immaterial at less than 0.05%.

The following information applies to all of our operating properties:

•	We believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	We have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets;

•	Our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	Depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Geography

Of our 97 properties, 66 are located in North Dakota, with 41 being located in the greater Fargo, North Dakota metropolitan statistical area. These 66 North Dakota properties generated approximately 68% of our rental revenue for the year ended December 31, 2012.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of December 31, 2012:

State	Real Estate Investment	%	2012 Rental Revenue	%
North Dakota	$260,625,000	66.0%	$36,729,000	67.5%
Minnesota	69,908,000	17.7%	10,426,000	19.1%
Other	64,213,000	16.3%	7,293,000	13.4%

	$394,746,000	100.0%	$54,448,000	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, 2006-2010 American Community Survey, the estimated combined population of the Fargo, West Fargo and Moorhead metro area is 169,444 people. According to the Bureau of Labor Statistics December 2012 News Release, North Dakota again registered the lowest jobless rate at 3.2 percent compared to the US rate of 7.9%. The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2012:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	8.3%	8.3%	8.2%	8.1%	8.2%	8.2%	8.2%	8.1%	8.8%	8.9%	8.8%	8.8%
North Dakota (1)	3.2%	3.1%	3.0%	3.0%	3.0%	2.9%	3.30%	3.0%	3.0%	3.1%	3.1%	3.2%

(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Tenants

Our tenants are varied and consist of national, regional, local businesses and individuals. Our commercial/retail properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. In 2012 and 2011, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, office, retail, medical and senior living. Within our office and retail properties, we have over 30 tenants who operate in numerous industries, including restaurants, pharmacy, financing, banking, insurance, professional services, technology and wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one year periods. The following table lists, on an aggregate basis, all of our scheduled lease expirations on non-residential properties. Base rents do not include CAM (common area maintenance) income and unless otherwise provided, the information set forth in the table assumes that tenants exercise no renewal options or early termination rights.

Year	# of Leases Expiring	Expiring Base Rent
Month-to-Month	1	$66,000
2013	6	552,000
2014	10	571,000
2015	21	2,629,000
2016	5	1,298,000
2017	11	1,276,000
2018	3	282,000
2019	1	39,000
2020	6	1,174,000
2021 and Thereafter	24	8,386,000

	88	$16,273,000

Mortgage Notes Secured by the Properties

At December 31, 2012, we had $209.0 million in mortgage notes payable with respect to our properties. Even with purchases of $23.3 million in additional properties in 2012, the debt balance still remains lower than the balance at December 31, 2011 of $217.5 million. Principal payments on these notes are payable as follows:

Years ending December 31,	Amount
2013	$22,924,000
2014	11,945,000
2015	36,232,000
2016	33,689,000
2017	43,586,000
Thereafter	60,585,000

Total Payments	$208,961,000

Acquisitions and Dispositions

We acquired ten properties and disposed of two in the year ended December 31, 2012. Capitalization rates are a key decision making item used by the Board. Capitalization rates for acquisitions are calculated using projected net operating income divided by the investment. Net operating income is calculated by taking GAAP net income and adding back depreciation, amortization and interest expense. Capitalization rate for dispositions are calculated in the same way with the exception of using historical, rather than projected, net operating income.

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

For residential properties, we make various assumptions about future rents, occupancy levels, and expenses based on historical financial information and our assessment of the property’s future potential. The projected NOI for residential acquisitions is typically based 100% on historical occupancy and expenses over a three to five year period. When historical information is unavailable, market vacancy and credit loss factors are estimated. We normally do not assign a value to residential tenant leases already in place due to the short-term duration of twelve months or less of these leases and the uncertainty of retaining all tenants due to a change in ownership and in some cases property management companies.

Numerous estimates and assumptions are necessary to generate projected net operating income for potential commercial and residential acquisitions, and there is no guarantee actual net operating income will equal projected net operating income.

In making acquisitions, the Board targets capitalization rates between 8.0 to 10%, depending on the amount of risk involved. For those properties with greater risk, the Board demands greater capitalization rates (over 9.0%). For those properties exhibiting less risk, a lower capitalization risk is acceptable. For potential acquisitions, the Board also requires an adequate spread exists between the financing on the property and the capitalization rate. The tables below shows the capitalization rates for those properties acquired and disposed of during the year ended December 31, 2012.

2012 Acquisitions	Capitalization Rate
Dairy Queen, Dickinson, ND	9.00%
Titan Machinery, Dickinson, ND	9.61%
Titan Machinery, Minot, ND	9.90%
Land, Dickinson, ND	9.66%
Land, Bismarck, ND	7.50%
Guardian Building, Fargo, ND	9.64%
Prairiewood Meadows Apartments, Fargo, ND	8.66%
Terrace on the Green Apartments, Moorhead, MN	9.15%
Titan Machinery, Fargo, ND	9.64%
Candlelight Apartments, Fargo, ND	7.48%

2012 Dispositions	Capitalization Rate
Burger King, Norfolk, NE	8.00%
Land, Minot, ND	0.00%

Insurance

We believe we have adequate property damage, fire loss and liability insurance on all of our properties with reputable, commercially rated companies. We also believe our insurance policies contain commercially reasonable deductibles and limits, adequate to cover our properties. We expect to maintain this type of insurance coverage and to obtain similar coverage with respect to any additional properties we acquire in the near future. Further, we have title insurance relating to our properties in an aggregate amount we believe to be adequate.

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

Shareholders and Limited Unit Holders

As of March 25, 2013, we had 5,296,646.110 common shares of beneficial interests outstanding, held by a total of 792 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 25, 2013, there were approximately 12,159,797.494 limited partnership units of our operating partnership outstanding held by approximately 454 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest on a one-for-one exchange basis. The numbers of common shareholders and limited partners is based on the Company’s records.

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

2012 Quarter Ended	Dividends Per Common Share	Total Dividends
December 31	$0.206500	$1,095,000
September 30	$0.206500	$1,050,000
June 30	$0.206500	$950,000
March 31	$0.201250	$926,000

2011 Quarter Ended	Dividends Per Common Share	Total Dividends
December 31	$0.201250	$760,000
September 30	$0.201250	$756,000
June 30	$0.201250	$751,000
March 31	$0.192500	$694,000

We expect that future dividends will be maintained at least at the present rate, unless our results of operations, our general financial condition, general economic conditions or other factors prohibit us from doing so or the Board determines other action prudent.

Sale of Securities

Private Placements

During the three months ended December 31, 2012, we sold 252,212 common shares to accredited investors in a private placement pursuant to Regulation D and Rule 506. The purchase prices of the shares were (1) $12.88 per share for insiders (our trustees and officers; governors, officers and employees of our Advisor; their affiliates; and immediate family members) or (2) $14.00 per share. The private placement raised gross proceeds of $3,500,000 during the three months ended December 31, 2012 as set forth below:

Period	Total Number of Common Shares Sold	Gross Proceeds
October 1-31, 2012	252,212	$3,500,000
November 1-30, 2012	None	None
December 1-31, 2012	None	None

Other Sales

During the three months ended December 31, 2012, we issued 20,745,268.000 common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Regulation D and Rule 506. The issuances during the three months ended December 31, 2012 were as set forth below:

Period	Total Number of Common Shares Exchanged
October 1-31, 2012	None
November 1-30, 2012	1,000.000
December 1-31, 2012	19,745.268

Repurchases of Securities

Set forth below is information regarding common shares repurchased during the three months ended December 31, 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012	73,000	$12.75	368,000	$7,194,000
November 1, 2012 – November 30, 2012	18,000	$12.75	386,000	$6,954,000
December 1, 2012 – December 31, 2012	16,000	$12.75	402,000	$6,524,000

Total	107,000

(1)	On June 7, 2012 and December 20, 2012, our Board of Trustees revised the original Share Repurchase Plan as previously disclosed in our Registration Statement on Form 10 filed with the SEC on March 11, 2011. The amended and restated Share Repurchase Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by members of our operating partnership, up to a maximum amount of $15,000,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The repurchase price for such shares and units repurchased under the plan is fixed at $12.75 per share or unit. The repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan if it determines to do so is in our best interest.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this Form 10-K.

(in thousands except per share data)

	December 31,
	2008	2009	2010	2011	2012
BALANCE SHEET DATA:
Total assets	$273,913	$326,150	$343,982	$381,268	$385,104
Mortgage loans payable, net	$141,532	$190,965	$192,172	$217,480	$208,961
Total liabilities	$152,496	$200,300	$204,319	$237,041	$221,904
Stockholder’s equity	$121,419	$125,849	$139,663	$144,225	$163,200

	Year Ended December 31,
	2008	2009	2010	2011	2012
STATEMENT OF OPERATIONS DATA:
Rental income	$26,440	$39,417	$43,438	$49,318	$54,448
Operating expenses	22,308	33,309	36,674	40,578	43,057
Interest	7,256	10,354	11,628	12,031	11,812
Depreciation and amortization	5,021	7,718	9,014	10,247	11,239
Total expenses	23,158	35,066	38,577	43,217	46,183
Total other income (expense)	416	1,999	897	403	876
Loss on impairment of property	—	(312)	(363)	(264)	(262)
Discontinued operations	345	—	1,854	116	—
Net income	4,042	6,351	7,613	6,618	9,131
Noncontrolling interest in income	(2,991)	(4,992)	(5,740)	(4,891)	(6,424)
Net income attributable to INREIT	$1,052	$1,358	$1,872	$1,727	$2,707
Net income per common share	$0.45	$0.51	$0.59	$0.46	$0.57
Weighted average shares outstanding	2,322,000	2,660,000	3,191,000	3,771,000	4,733,000
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$8,653	$11,274	$14,700	$15,400	$20,143
Cash flows used in investing activities	(17,494)	(34,941)	(17,448)	(11,498)	(9,557)
Cash flows provided by (used in) financing activities	15,518	20,284	4,057	(10,718)	(9,223)
OTHER DATA
Dividends declared (shares)	$1,741	$2,010	$2,511	$3,030	$4,022
Dividends declared per share	$0.7350	$0.7450	0.7700	0.8050	0.8260

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

Historically, the geographic location of our properties and credit-worthiness of our tenants have resulted in minimal to no property impairments or write-offs on uncollectible rental revenues. We anticipate the trend to continue through 2013. It is possible, however, tenants may file for bankruptcy or default on their leases in the future and that economic conditions could again deteriorate.

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

Debt Maturity

One of our principal long-term liquidity requirements includes repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal payments of our indebtedness as of December 31, 2012. The table does not consider any extension options.

Years ending December 31,	Amount
2013	$22,924,000
2014	11,945,000
2015	36,232,000
2016	33,689,000
2017	43,586,000
Thereafter	60,585,000

Total Payments	$208,961,000

Sources and Uses of Cash

Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are reduced by interest payments, direct lease costs and property-level operating expenses. Property-level operating expenses consist primarily of property management fees including salaries and wages of property management personnel, utilities, cleaning, repairs, insurance, security and building maintenance costs, and property taxes. Additionally, we incur general and administrative expenses, advisory fees and acquisition, disposition, financing and development expenses.

Net cash from operating activities for 2012 was $20.1 million and primarily related to rental receipts offset by the payment of property management fees, property operating expenses, acquisition-related expenses and general administrative expenses.

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

Net cash used in 2012 for investing activities was $9.6 million, primarily due to the aggregated payment of $13.1 million for the acquisitions of properties including related intangible assets offset by proceeds ($933 thousand) from the sale of two properties: (i) a retail property in Norfolk, Nebraska; and (ii) vacant land in Minot, North Dakota.

Net cash used in 2011 for investing activities was $11.5 million, primarily due to the aggregated payment of $16.8 million for the acquisitions of properties including related intangible assets offset by proceeds ($2.825 million) from the sale of two properties: (i) a retail property in Norfolk, Nebraska; and (ii) an assisted living facility in Williston, North Dakota.

Financing Activities

During 2012, we paid $10.3 million in dividends to shareholders and others with non-controlling interests in our operations. We also made scheduled mortgage principal installments of $16.1 million. We received $11.0 million in proceeds from mortgage financings and paid back $8.0 million on a line of credit, both related to investment activity.

During 2011, we paid $9.5 million in dividends to shareholders and others with non-controlling interests in our operations. We also made scheduled mortgage principal installments of $12.8 million. We received $8.0 million in proceeds from mortgage financings and drew $8.0 million on a line of credit, both related to investment activity.

Our objectives are to generate sufficient cash flow over time to provide shareholders and others with non-controlling interests in our operations with increasing dividends and to seek investments with potential for strong returns and capital appreciation throughout varying economic cycles. During 2011 and 2012, we funded 100% of the dividends from operating cash flows. In setting a dividend rate, we focus primarily on expected returns from those investments we have already made to assess the sustainability of a particular dividend rate over time.

Cash Resources

At December 31, 2012, our cash resources consisted of cash and cash equivalents totaling $4.6 million and had unencumbered properties with a gross book value of $11.6 million. Our unencumbered properties may be used as collateral to secure additional financing in future periods, although there can be no assurance we will be able to obtain financing for these properties.

We also have four lines of credit: (i) a $11.0 million line of credit with Wells Fargo Bank secured by an office property in Duluth, Minnesota and four Applebees, (ii) a $1.0 million line of credit and a $3.0 million line of credit with Bremer Bank secured by two commercial properties in Moorhead, Minnesota and an office property in St. Cloud, Minnesota and (iii) a $2.0 million line of credit with Bell State Bank and Trust secured by a multifamily property in Fargo, North Dakota. As of December 31, 2012, there was no balance outstanding on the lines of credit leaving $17.0 million available. There were $8.0 million outstanding on the lines of credit and $6.93 million available as of December 31, 2011. Our cash resources can be used for working capital needs and other commitments.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions is also expected to be a source of long-term capital for us. During 2012, we issued 396,000 limited partnership units valued at approximately $5.5 million in connection with the acquisitions of a 2,811 square foot restaurant in Dickinson, North Dakota, a 17,760 square foot implement dealership in Dickinson, North Dakota, a 100,600 square foot commercial property in Fargo, North Dakota, a 116 unit apartment complex in Moorhead, Minnesota and a 29,800 square foot implement dealership in Fargo, North Dakota.

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

There have been no material changes in our Critical Accounting Policies as disclosed in note 2 to our financial statements for the year ended December 31, 2012 included elsewhere in this report.

Results of Operations

Comparison of the Years ended December 31, 2012 and 2011:

The following table provides a general comparison of our results of operations for years ended December 31, 2012 and 2011:

	Twelve Months Ended December 31, 2012			Twelve Months Ended December 31, 2011
	Residential	Commercial	Total	Residential	Commercial	Total
Real Estate Revenues	$37,737,000	$16,711,000	$54,448,000	$32,255,000	$17,061,000	$49,316,000
Real Estate Expenses
Real Estate Taxes	3,525,000	2,311,000	5,836,000	3,136,000	2,438,000	5,574,000
Property Management Fees	4,048,000	268,000	4,316,000	3,563,000	288,000	3,851,000
Utilities	2,791,000	764,000	3,555,000	2,509,000	804,000	3,313,000
Repairs and Maintenance	4,613,000	787,000	5,400,000	3,809,000	954,000	4,763,000
Insurance	858,000	42,000	899,000	670,000	129,000	799,000

Total Real Estate Expenses	15,835,000	4,171,000	20,006,000	13,688,000	4,612,000	18,300,000

Net Operating Income	$21,902,000	$12,540,000	$34,442,000	$18,567,000	$12,449,000	$31,016,000
Interest			11,812,000			12,031,000
Depreciation and amortization			11,239,000			10,247,000
Administration of REIT			3,126,000			2,640,000
Other (income)/expense			(866,000)			(404,000)

Income from continuing operations			9,131,000			6,502,000

Discontinued operations			—			116,000

Net Income			$9,131,000			$6,618,000

Net Income Attributed to:
Noncontrolling Interest			$6,424,000			$4,891,000
INREIT Real Estate Investment Trust			$2,707,000			$1,727,000
Dividends per share (1)			$0.8260			$0.8050

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $54.4 million increased approximately $5.1 million or 10.4% for the twelve months ended December 31, 2012 in comparison to the same period in 2011. Approximately $0.4 million of the increase in property revenues was due to three residential properties acquired during the year. Rental income from residential properties owned for more than one year increased approximately $1.0 million in comparison to the same period in 2011.

Residential revenues comprised 69.3% of total revenues for the twelve month period ended December 31, 2012 compared to 65.4% of total revenues for the twelve month period ended December 31, 2011, as a result of residential acquisition activity.

Commercial revenues for the twelve month period ended December 31, 2012 remained relatively flat with the same period in 2011. However, commercial revenues comprised 30.7% of the total revenues for the twelve month period ended December 31, 2012 compared to 34.6% of total revenues for the twelve month period ended December 31, 2011, primarily because of the increase in residential properties.

The following table illustrates annual changes in rental occupancy for the periods indicated:

	31-Dec-12	31-Dec-11
Residential occupancy	98.8%	98.2%
Commercial occupancy	99.3%	97.4%

Residential and commercial occupancy have remained relatively consistent across reporting periods and have reached historical highs during 2012. Tenant concessions of 0.7% during the twelve month period ended December 31, 2011 improved to 0.4% in the same period of 2012.

Expenses

Residential expenses from operations of $15.8 million during the twelve month period ended December 31, 2012 increased $2.2 million or 15.8% in comparison to the same period in 2011. This increase corresponds with a 17.0% increase in residential rental revenues and is attributed to increases in real estate tax expense, property management fees, repairs and maintenance expense, utilities and insurance expense, all of which increased principally because of the increase in number of residential properties owned in 2012 versus 2011.

Commercial expenses from operations of $4.2 million during the twelve month period ended December 31, 2012 remained relatively consistent with the same period in 2011, which corresponds to relatively no change in commercial revenues.

Interest expense of $11.8 million during the twelve month period ended December 31, 2012 decreased $0.2 million in comparison to the same period in 2011. Interest expense was approximately 21.7% and 24.4% of rental income for twelve month periods ended December 31, 2012 and 2011, respectively. The decrease of interest expense as a percentage of rental income during the twelve month period ended December 31, 2012 was a result of lower interest rates for mortgage notes payable during 2012 compared to 2011, reduced mortgage indebtedness and increased rental revenues from acquired properties unencumbered by mortgages.

Depreciation and amortization expense increased 9.7% from $10.2 million for the twelve months ended December 31, 2011 to approximately $11.2 million for the twelve months ended December 31, 2012. The $1.0 million increase was primarily a result of depreciation and amortization for the ten properties added to our portfolio during 2012. Depreciation and amortization expense as a percentage of rental income for the twelve month periods ended December 31, 2012 and 2011 was relatively consistent at 20.6% and 20.8%, respectively.

REIT administration expenses increased from $2.6 million for the twelve months ended December 31, 2011 to $3.1 million for the twelve month period ended December 31, 2012 due to a $0.5 million increase in advisory fees, related to acquisition activity during 2012.

Net Operating Income

We measure the performance of our segments based on net operating income (“NOI”), which we define as total revenue from rental operations less expenses from rental operations and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments). We believe that NOI is an important supplemental measure of operating performance for a REIT because it provides a measure of core operations unaffected by depreciation, amortization, financing, and administration expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for non-controlling interests and shareholders or cash flow from operating activities as a measure of financial performance.

Residential NOI increased $3.3 million or 17.8% for the twelve month period ended December 31, 2012 in comparison to the same twelve month period in 2011 due primarily to acquisition activity in the residential segment. Commercial NOI remained relatively the same for the twelve month periods ended December 31, 2012 and 2011.

2012 Property Acquisitions and Dispositions

In January 2012, the operating partnership purchased a 2,811 square foot restaurant in Dickinson, North Dakota for approximately $1.33 million. The purchase was financed with the issuance of limited partnership units valued at approximately $1.3 million and cash.

In March 2012, the operating partnership purchased a 17,760 square foot implement dealership in Dickinson, North Dakota for approximately $1.39 million. The purchase was financed through the issuance of limited partnership units valued at approximately $959,000, the assumption of $431,000 in mortgage debt and cash.

In August 2012, the operating partnership purchased a 23,690 square foot implement dealership in Minot, North Dakota for $2,630,000 with cash.

In August 2012, the operating partnership purchased 2.5 acres of land adjacent to an implement dealership in Dickinson, North Dakota for $400,000 with cash.

In August 2012, the operating partnership purchased approximately 12 acres of development land in Bismarck, North Dakota for $2,420,000 with cash.

In August 2012, the operating partnership purchased a 100,600 square foot commercial property in Fargo, North Dakota for $3,450,000. The purchase was financed with the issuance of limited partnership units valued at $965,000 and cash.

In September 2012, the operating partnership purchased an 85 unit apartment complex in Fargo, North Dakota for $3,450,000. The purchase was financed through assumption of $2,439,000 in mortgage debt and cash.

In September 2012, the operating partnership purchased a 116 unit apartment complex in Moorhead, Minnesota for $3,450,000. The purchase was financed with the issuance of limited partnership units valued at $796,000, the assumption of $2,199,000 in mortgage debt and cash.

In October 2012, the operating partnership purchased a 29,800 square foot implement dealership in Fargo, North Dakota for $2,820,000. The purchase was financed through the issuance of limited partnership units valued at approximately $1,488,000, assumption of $1,251,000 in mortgage debt and cash.

In November 2012, the operating partnership purchased a 66 unit apartment complex in Fargo, North Dakota for $1,950,000. The purchase was financed through assumption of $1,249,000 in mortgage debt and cash.

During the first quarter of 2012, we sold a 4,500 square foot retail property in Norfolk, Nebraska for approximately $350,000 and recognized a loss of approximately $88,000.

During the second quarter of 2012, we sold vacant land in Minot, North Dakota for approximately $583,000 and recognized a gain of approximately $114,000.

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

During the second quarter of 2011, we sold an assisted living facility in Williston, North Dakota for $1.45 million and recognized a gain of $367,000.

During the third quarter of 2011, we sold a retail property in Norfolk, Nebraska for $1,375,000 and recognized a loss of $67,000.

See Notes 20 and 21 of Notes to the Financial Statements included elsewhere in this report for more information regarding our acquisitions and dispositions during 2012 and 2011.

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

Since the introduction of the definition of FFO, the term has come to be widely used by REITs. In the view of National Association of Real Estate Investment Trusts “NAREIT”, this use (combined with the primary GAAP presentations required by the Securities and Exchange Commission) has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making it easier than before to compare the results of one REIT with another.

In addition to FFO, management also uses Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental performance measure. MFFO as defined by our management excludes from FFO acquisition related costs which are required to be expensed in accordance with GAAP. Prior to 2009, acquisition costs for business combinations were capitalized; however, beginning in 2009, acquisition costs related to business combinations are now expensed. Our definition of MFFO also excludes disposition costs related to sales of investment properties. Acquisition and disposition related expenses include those paid to our Advisor and third parties. Management believes that excluding acquisition and disposition related costs from MFFO provides useful supplemental performance information that is comparable over the long-term and this is consistent with management’s analysis of the operating performance of the REIT.

While FFO and MFFO applicable to common shares and limited partnership units are widely used by REITs as performance metrics, not all REITs use the same definition of FFO and MFFO or calculate FFO and MFFO in the same way. The FFO and MFFO reconciliations presented here are not necessarily comparable to FFO and MFFO presented by other REITs. FFO and MFFO should also not be considered as an alternative to net income as determined in accordance with GAAP as a measure of a REIT’s performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO and MFFO applicable to common shares and limited partnership units do not represent cash generated from operating activities in accordance with GAAP, and are not necessarily indicative of sufficient cash flow to fund a REIT’s needs or its ability to service indebtedness or to make cash dividends to shareholders.

The following table includes calculations of FFO and MFFO, and the reconciliations to net income for the years ended December 31, 2012 and 2011, respectively. We believe this calculation is the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to INREIT Real Estate Investment Trust to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	2012			2011
	Amount	Weighted Avg Shares & Units(1)	Per Share & Unit(2)	Amount	Weighted Avg Shares & Units(1)	Per Share & Unit(2)
Net Income attributable to INREIT Real Estate Investment Trust	$2,707,000	4,733,000	$0.57	$1,727,000	3,771,000	$0.46
Add back:
Noncontrolling Interest—OPU	6,392,000	11,008,000		4,895,000	10,714,000
Depreciation & Amortization from continuing operations	11,239,000			10,247,000
Depreciation & Amortization from discontinued operations	1,000			53,000
Pro rata share of unconsolidated affiliate depreciation & amortization	392,000			27,000
Loss on depreciable asset sales	88,000			67,000
Subtract:
Gains on depreciable asset sales	(114,000)			(367,000)

Funds from Operations (FFO) applicable to common shares and limited partnership units	$20,705,000	15,741,000	$1.32	$16,649,000	14,485,000	$1.15

Add back:
Acquisition and disposition expenses	763,000			918,000

Modified Funds from Operations (MFFO)	$21,468,000	15,741,000	$1.36	$17,567,000	14,485,000	$1.21

(1)	Limited partnership units of the operating partnership may be exchanged for our common shares on a one-for-one basis pursuant to redemption requests. Please see Note 12 to the consolidated financials included in this report for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common Share Dividends. On January 15, 2013, we paid a dividend or distribution of $0.2065 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2012. Subsequent to December 31, 2012, our Board of Trustees approved a plan to increase our quarterly dividend or distribution to $0.2100 from $0.2065 per common share and limited partnership unit, effective with the next quarterly dividend planned for April 15, 2013. All future dividends remain subject to the discretion of our Board of Trustees.

In January 2013, the operating partnership purchased a property occupied by an implement dealership in Redwood Falls, Minnesota for approximately $4.7 million. The purchase was financed with the issuance of limited partnership units, assumption of a mortgage and cash. The purchase price allocation is not yet complete.

In February 2013, the operating partnership purchased seven apartment complexes in Fargo, North Dakota for approximately $7.3 million. The purchases were financed with the issuance of limited partnership units and cash. The purchase price allocation is not yet complete.

In February 2013, the operating partnership purchased an apartment complex in Grand Forks, North Dakota for approximately $4.4 million. The purchase was financed with the issuance of limited partnership units and cash. The purchase price allocation is not yet complete.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET DATA

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements included in this Annual Report are listed in Item 15 and begin immediately after the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records. Our internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements. The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees. The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Controls – Integrated Framework published by the Committee of Sponsoring Organization of the Treadway Commission.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorization of our management and trustees; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

There are inherent limitations to the effectiveness of any control system. A control system, no matter how well conceived and operated, can provide only reasonable assurance that its objectives are met. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be incorporated by reference to our definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before April 30, 2013.

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

Dated: March 29, 2013

INREIT REAL ESTATE INVESTMENT TRUST

By:	/s/ KENNETH P. REGAN
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH P. REGAN (Kenneth P. Regan)	Chief Executive Officer and Trustee (principal executive officer)	March 29, 2013

/s/ PETER J. WINGER (Peter J. Winger)	Chief Financial Officer and Treasurer (principal financial officer)	March 29, 2013

/s/ BRUCE W. FURNESS (Bruce W. Furness)	Chairman of the Board of Trustees	March 29, 2013

/s/ CLIFFORD FEARING (Clifford Fearing)	Trustee	March 29, 2013

/s/ JAMES R. HANSEN (James R. Hansen)	Trustee	March 29, 2013

/s/ TIMOTHY HUNT (Timothy Hunt)	Trustee	March 29, 2013

/s/ LAWRENCE R. O’CALLAGHAN (Lawrence R. O’Callaghan)	Trustee	March 29, 2013

/s/ RICHARD SAVAGEAU (Richard Savageau)	Trustee	March 29, 2013

/s/ JAMES S. WIELAND (James S. Wieland)	Trustee	March 29, 2013

/s/ LANCE R. WOLF (Lance R. Wolf)	Trustee	March 29, 2013

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

December 31, 2012 AND 2011,

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

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Harris W. Widmer Charles E. Nord Stanley N. Sandvik Terrence P. Delaney Robert D. Dale Michael T. Schmitz Tracee S. Buethner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

INREIT Real Estate Investment Trust

Fargo, North Dakota

We have audited the accompanying consolidated balance sheets of INREIT Real Estate Investment Trust as of December 31, 2012 and 2011, and the related statements of operations and other comprehensive income, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012 and 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. INREIT Real Estate Investment Trust’s management is responsible for these statements. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INREIT Real Estate Investment Trust, as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Widmer Roel PC

Fargo, North Dakota

March 12, 2013

4334 18th Avenue S., Suite 101 • Fargo, ND 58103-7414 Phone:(701) 237-6022 • (888) 237-6022 • Fax: (701) 280-1495 • www.widmerroelcpa.com

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2012 AND 2011

	As of December 31,
	2012	2011
ASSETS
Property and equipment, less accumulated depreciation	$355,966,000	$355,662,000
Cash and cash equivalents	4,556,000	3,193,000
Restricted deposits and funded reserves	3,471,000	3,398,000
Investment in unconsolidated affiliates	4,338,000	1,507,000
Due from related party	337,000	368,000
Receivables	2,664,000	2,629,000
Prepaid expenses	860,000	709,000
Notes receivable	4,000	1,807,000
Financing costs, less accumulated amortization of $1,556,000 in 2012 and $1,012,000 in 2011	2,436,000	2,360,000
Assets held for sale	—	450,000
Rent incentive, less accumulated amortization of $317,000 in 2012 and $217,000 in 2011	1,183,000	1,283,000
Intangible assets, less accumulated amortization of $2,606,000 in 2012 and $1,661,000 in 2011	9,135,000	7,178,000
Other assets	145,000	724,000

	$385,095,000	$381,268,000

(continued on next page)

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AT DECEMBER 31, 2012 AND 2011

	As of December 31,
	2012	2011
LIABILITIES
Mortgage notes payable	$208,961,000	$217,480,000
Notes payable	—	8,000,000
Special assessments payable	1,644,000	1,574,000
Dividends payable	3,395,000	2,946,000
Due to related party	112,000	67,000
Tenant security deposits payable	1,759,000	1,530,000
Investment certificates	1,417,000	1,444,000
Unfavorable leases, net	1,191,000	519,000
Accounts payable—trade	114,000	9,000
Liabilities related to assets held for sale	—	6,000
Fair value of interest rate swap	492,000	453,000
Deferred insurance proceeds	105,000	49,000
Accrued expenses	2,714,000	2,966,000

Total Liabilities	221,904,000	237,043,000

Commitments—Note 17
SHAREHOLDERS’ EQUITY
Noncontrolling interest in operating partnership	109,166,000	108,542,000
Beneficial interest	54,517,000	36,136,000
Accumulated comprehensive loss	(492,000)	(453,000)

	163,191,000	144,225,000

	$385,095,000	$381,268,000

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Income from rental operations
Real estate rental income	$50,769,000	$45,089,000
Tenant reimbursements	3,679,000	4,227,000

	54,448,000	49,316,000
Expenses
Expenses from rental operations
Interest	11,812,000	12,031,000
Depreciation and amortization	11,239,000	10,247,000
Real estate taxes	5,836,000	5,574,000
Property management fees	4,316,000	3,851,000
Utilities	3,555,000	3,313,000
Repairs and maintenance	5,400,000	4,763,000
Insurance	899,000	799,000

	43,057,000	40,578,000
Administration of REIT
Administration expenses	259,000	134,000
Advisory fees	1,313,000	765,000
Acquisition and disposition expenses	735,000	794,000
Trustee fees	64,000	41,000
Legal and accounting	493,000	641,000
Loss on impairment of property	262,000	264,000

	3,126,000	2,639,000

Total expenses	46,183,000	43,217,000

Income from operations	8,265,000	6,099,000

(continued on next page)

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Income from operations	$8,265,000	$6,099,000

Other income
Equity in income of unconsolidated affiliates	788,000	64,000
Interest income	78,000	239,000
Gain on bargain purchase	—	100,000

	866,000	403,000

Income from continuing operations	9,131,000	6,502,000
Discontinued operations—Note 18	—	116,000

Net income	$9,131,000	$6,618,000

Net income attributable to the noncontrolling interest	6,424,000	4,891,000
Net income attributable to INREIT Real Estate Investment Trust	$2,707,000	$1,727,000

Net income per common share, basic and diluted	$0.57	$0.46

Comprehensive income:
Net income	$9,131,000	$6,618,000
Other comprehensive income (loss) - increase (decrease) in fair value of interest rate swap	(39,000)	(258,000)

Comprehensive income	9,092,000	6,360,000
Comprehensive income attributable to noncontrolling interest	$6,396,000	$4,700,000
Comprehensive income attributable to INREIT Real Estate Investment Trust	$2,696,000	$1,660,000

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2011

	Common Shares	Common Shares Amount	Accumulated Earnings (Deficit)	Total Beneficial Interest	Noncontrolling Interest	Accumulated Comprehensive Loss	Total
BALANCE, DECEMBER 31, 2010	3,603,000	$42,284,000	$(7,439,000)	$34,845,000	$105,012,000	$(194,000)	$139,663,000
Issuance of common shares	151,000	2,075,000		2,075,000			2,075,000
REIT common shares converted to UPREIT units
Contribution of assets in exchange for the issuance of noncontrolling interest share					9,664,000		9,664,000
Repurchase of shares	(275,000)	(3,470,000)		(3,470,000)			(3,470,000)
Dividends			(2,266,000)	(2,266,000)	(6,420,000)		(8,686,000)
Dividends declared			(764,000)	(764,000)	(2,182,000)		(2,946,000)
Dividends reinvested—stock dividend	138,000	1,834,000		1,834,000			1,834,000
UPREIT units converted to REIT common shares	180,000	2,286,000		2,286,000	(2,286,000)		—
Syndication costs			(131,000)	(131,000)	(138,000)		(269,000)
Decrease in fair value of interest rate swap						(258,000)	(258,000)
Net income			1,727,000	1,727,000	4,891,000		6,618,000

BALANCE, DECEMBER 31, 2011	3,797,000	$45,009,000,	$(8,873,000)	$36,136,000	$108,541,000	$(452,000)	$144,225,000

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2012

	Common Shares	Common Shares Amount	Accumulated Earnings (Deficit)	Total Beneficial Interest	Noncontrolling Interest	Accumulated Comprehensive Loss	Total
BALANCE, DECEMBER 31, 2011	3,797,000	$45,009,000	$(8,873,000)	$36,136,000	$108,541,000	$(452,000)	$144,225,000
Issuance of common shares	1,584,000	21,766,000		21,766,000			21,766,000
Contribution of assets in exchange for the issuance of noncontrolling interest shares					5,546,000		5,546,000
Repurchase of shares	(415,000)	(5,260,000)		(5,260,000)			(5,260,000)
Dividends			(2,927,000)	(2,927,000)	(6,804,000)		(9,731,000)
Dividends declared			(1,096,000)	(1,096,000)	(2,299,000)		(3,395,000)
Dividends reinvested—stock dividend	182,000	2,408,000		2,408,000			2,408,000
UPREIT units converted to REIT common shares	162,000	2,117,000		2,117,000	(2,117,000)		—
Syndication costs			(1,334,000)	(1,334,000)	(125,000)		(1,459,000)
Decrease in fair value of interest rate swap						(40,000)	(40,000)
Net income			2,707,000	2,707,000	6,424,000		9,131,000

BALANCE, DECEMBER 31, 2012	5,310,000	$66,040,000	$(11,523,000)	$54,517,000	$109,166,000	$(492,000)	$163,191,000

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
OPERATING ACTIVITIES
Net income	$9,131,000	$6,618,000
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of property and equipment	(114,000)	(367,000)
Loss on sale of property and equipment	88,000	67,000
Bargain purchase on business combinations	—	(100,000)
Loss on impairment of property	262,000	264,000
Equity in income of unconsolidated affiliates	(788,000)	(64,000)
Depreciation	9,650,000	8,931,000
Amortization	1,590,000	1,391,000
Effects on operating cash flows due to changes in
Tenant security deposits	(218,000)	(238,000)
Due from related party	31,000	(17,000)
Receivables	(428,000)	(442,000)
Prepaid expenses	(161,000)	(234,000)
Other assets	577,000	(579,000)
Due to related party	46,000	(166,000)
Tenant security deposits payable	229,000	317,000
Accounts payable	104,000	(144,000)
Accrued expenses	95,000	163,000

NET CASH FROM OPERATING ACTIVITIES	20,094,000	15,400,000

	2012	2011
INVESTING ACTIVITIES
Purchase of property and equipment	(12,325,000)	(15,222,000)
Purchase of intangible assets	(777,000)	(1,588,000)
Proceeds from sale of property and equipment	933,000	2,825,000
Investment in unconsolidated affiliates	(81,000)	(273,000)
Distributions received from unconsolidated affiliates	1,003,000	18,000
Real estate tax and insurance escrows	(70,000)	522,000
Notes receivable payments received	1,804,000	54,000
Notes receivable issued for tenant improvements	—	(33,000)
Deferred insurance proceeds	56,000	42,000
Net payments from (deposits to) replacement reserve	(50,000)	(156,000)
Net payments from exchange escrow	—	2,313,000

NET CASH USED FOR INVESTING ACTIVITIES	(9,507,000)	(11,498,000)

	2012	2011
FINANCING ACTIVITIES
Payments for financing costs	(751,000)	(1,300,000)
Payments on investment certificates	(27,000)	(1,012,000)
Principal payments on special assessments payable	(161,000)	(169,000)
Proceeds from issuance of mortgage notes payable	11,002,000	7,970,000
Principal payments on mortgage notes payable	(16,062,000)	(12,774,000)
Net change in short-term notes payable	(8,000,000)	8,000,000
Proceeds from issuance of shares	21,766,000	2,075,000
Repurchase of shares	(5,260,000)	(3,470,000)
Distributions paid	(10,269,000)	(9,458,000)
Payment of syndication costs	(1,461,000)	(580,000)

NET CASH FLOWS USED FOR FINANCING ACTIVITIES	(9,223,000)	(10,718,000)

(continued on next page)

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,363,000	(6,816,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,193,000	10,009,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,556,000	$3,193,000

SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$11,877,000	$12,022,000

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Distributions reinvested	$2,408,000	$1,834,000

Distributions declared and not paid	$1,096,000	$764,000

UPREIT distributions declared and not paid	$2,299,000	$2,182,000

UPREIT units converted to REIT common shares	$2,117,000	$2,286,000

Acquisition of assets in exchange for the issuance of noncontrolling interest shares in UPREIT	$5,546,000	$9,664,000

Acquisition of assets through assumption of debt and property purchased with financing	$7,569,000	$30,112,000

Increase in land improvements due to increase in special assessments payable	$328,000	$161,000

Unrealized (gain) loss on interest rate swap	$39,000	$258,000

Acquisition of assets with reduction of notes receivable	$—	$89,000

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION

INREIT Real Estate Investment Trust (“INREIT”) is a registered, but unincorporated, business trust organized in North Dakota in November 2002. INREIT has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.

INREIT previously established an operating partnership (INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, INREIT has management responsibility for all activities of the operating partnership. As of December 31, 2012 and 2011, INREIT owned approximately 32.3% and 25.8%, respectively, of the operating partnership. The operating partnership is the 100% owner of 25 single asset limited liability companies and the 81.25% owner, the 50% owner, and the 40.26% owner in 3 additional single asset LLLPs or LLCs.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of INREIT and all subsidiaries for which we maintain a controlling interest.

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

Principles of Consolidation

The consolidated financial statements include the accounts of INREIT, INREIT Properties, LLLP and 28 single asset limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Principal Business Activity

INREIT is the sole general partner of the operating partnership, which owns and operates the following property:

Residential Property

•	2,458 and 204 units respectively in Fargo and West Fargo, North Dakota.

•	551 units in Grand Forks, North Dakota.

•	470 units in Bismarck, North Dakota.

•	316 units in Omaha, Nebraska.

•	14 units in Hawley, Minnesota.

•	414 units in Eagan, Minnesota.

•	116 units in Moorhead, Minnesota.

•	193 unit assisted living facility in Bismarck, North Dakota.

Commercial Property

•	15,010 square foot office building in Minot, North Dakota.

•	8,000 square foot office building in Norfolk, Nebraska.

•	15,000 square foot office and retail complex in Fargo, North Dakota.

•	28,500 square foot office and retail complex in Fargo, North Dakota.

•	30,200 square foot retail facility in Waite Park, Minnesota.

•	17,000 square foot office building in Fargo, North Dakota.

•	124,306 square foot office complex in Fargo, North Dakota.

•	10,810 square foot office building in St. Cloud, Minnesota.

•	95,961 square foot office building in Duluth, Minnesota.

•	11,973 square foot office building in Fargo, North Dakota.

•	21,492 square foot office building and 1,625 square foot storage area in Grand Forks, North Dakota.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	102,448 square foot office building in Edina, Minnesota.

•	5,043 square foot restaurant in Bloomington, Minnesota.

•	5,576 square foot restaurant in Coon Rapids, Minnesota.

•	4,936 square foot restaurant in Savage, Minnesota.

•	7,296 square foot restaurant in Austin, Texas.

•	15,400 square foot commercial building in Mandan, North Dakota.

•	4,997 square foot restaurant in Apple Valley, Minnesota.

•	2,712 square foot restaurant in Moorhead, Minnesota.

•	3,510 square foot office building in Moorhead, Minnesota.

•	2,811 square foot restaurant in Dickinson, North Dakota.

•	42,000 square foot retail building in Marshall, Minnesota.

•	17,760 square foot retail building in Dickinson, North Dakota.

•	23,690 square foot retail building in Minot, North Dakota.

•	29,800 square foot retail building in Fargo, North Dakota.

•	100,600 square foot office building in Fargo, North Dakota.

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

The operating partnership is the owner of a single asset limited liability company which owns and leases a 116 unit residential apartment complex in Fargo, North Dakota.

The operating partnership is the owner of a single asset limited liability company which owns and leases a 85 unit residential apartment complex in Fargo, North Dakota.

The operating partnership is the owner of a single asset limited liability company which owns and leases a 66 unit residential apartment complex in Fargo, North Dakota.

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

The operating partnership is also an 81.25% owner of single asset partnership which owns and leases a 144 unit residential apartment complex in West Fargo, North Dakota. The remaining owners consist of Kenneth Regan, James Wieland and James Echtenkamp, related parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2012 and 2011.

Through December 31, 2011, we accounted for our investment in unconsolidated affiliates using the proportional method as defined in ASC 970. We have not restated prior periods financial statements as we believe the accounting change does not have a material effect on those statements.

Investment in unconsolidated affiliates as of December 31, 2012 consists of our 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-tenant apartment complex in Bismarck, North Dakota; our 50.00% interest in a single asset limited liability company which owns 183,000 square feet of commercial space in Grand Forks, North Dakota; and our 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial space in Fargo, North Dakota. Consolidation of these investments is not required as the entities do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. We and the respective affiliate partners must approve significant decisions about the applicable entity’s activities. As of December 31, 2012 and 2011, the unconsolidated affiliates held total assets of $29.0 million and $29.6 million and mortgage notes payable of $21.6 million and $22.0 million, respectively.

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

Depreciation expense for the years ended December 31, 2012 and 2011, totaled $9,650,000 and $8,931,000, respectively.

Annually, we evaluate our real estate investments for significant operational changes to assess whether any impairment indications are present, including recurring operating losses or significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. Based on evaluation, management recorded loss on impairment of property of $262,000 and 264,000 as of December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of December 31, 2012 and 2011, management determined that no allowance was necessary for uncollectible receivables.

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

Other intangible assets that are not deemed to have an indefinite useful life are amortized over their estimated useful lives. The carrying amount of intangible assets that are not deemed to have an indefinite useful life is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined that impairment of intangible assets was unnecessary at December 31, 2012 or 2011.

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

	2012	2011
Tax status of distributions
Ordinary income	82.39%	68.77%
Return of capital	15.96%	31.23%
Capital gain	1.65%	—%

	100.00%	100.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10 Accounting for Income Tax Uncertainties, on January 1, 2009. The implementation of this standard had no impact on the financial statements. As of both the date of adoption and as of December 31, 2012, the unrecognized tax benefit accrual was zero. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2009.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Effective for periods beginning after December 15, 2011, ASU No. 2011-04 clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. ASU No. 2011-04 will only apply to our disclosures in Note 10 related to fair value assets and liabilities and is not expected to have a significant impact on our footnote disclosures.

Revenue Recognition

Generally, housing units are rented under short-term lease agreements. Generally, commercial space is rented under long-term lease agreements.

We derive over 95% of our revenues from tenant rents and other tenant-related activities. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $313,000 and $308,000 for the years ended December 31, 2012 and 2011, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheet as of December 31, 2012 and December 31, 2011 was $1,923,000 and $1,719,000, respectively. We receive payments for these reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which have been immaterial, are recognized in the subsequent year.

Reclassifications

Certain amounts previously reported in our 2011 financial statements have been reclassified to conform to the fiscal 2012 presentation.

NOTE 3 – EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. We had no outstanding options, warrants, convertible stock or other contractual obligations requiring issuance of additional shares that would result in dilution of earnings.

For the years ended December 31, 2012 and 2011, our denominators for basic and diluted earnings per common share were approximately 4,733,000 and 3,771,000 shares, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SEGMENT REPORTING

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

Segment Revenues and Net Income

The revenues and net operating income for our reportable segments are summarized as follows for the years ended December 31, 2012 and 2011, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Year ended December 31, 2012	Residential	Commercial	Total
Income from rental operations	$37,737,000	$16,711,000	$54,448,000
Expenses from rental operations	15,835,000	4,171,000	20,006,000

Net operating income	$21,902,000	$12,540,000	$34,442,000

Interest			11,812,000
Depreciation and amortization			11,239,000
Administration of REIT			3,126,000
Other (income)/expense			(866,000)

Income from continuing operations			$9,131,000
Discontinued operations			—

Net income			$9,131,000

Year ended December 31, 2011	Residential	Commercial	Total
Income from rental operations	$32,255,000	$17,061,000	$49,316,000
Expenses from rental operations	13,688,000	4,612,000	18,300,000

Net operating income	$18,567,000	$12,449,000	$31,016,000

Interest			12,031,000
Depreciation and amortization			10,247,000
Administration of REIT			2,639,000
Other (income)/expense			(403,000)

Income from continuing operations			$6,502,000
Discontinued operations			116,000

Net income			$6,618,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Assets and Depreciation

As of December 31, 2012	Residential	Commercial	Total
Property and Equipment	$245,494,000	$149,252,000	$394,746,000
Accumulated Depreciation	(25,138,000)	(13,642,000)	(38,780,000)

	$220,356,000	$135,610,000	$355,966,000

Cash and cash equivalents			4,556,000
Restricted deposits and funded reserves			3,521,000
Investment in unconsolidated affiliates			4,338,000
Receivables and other assets			3,960,000
Financing costs, less accumulated amortization			2,436,000
Rent incentive, less accumulated amortization			1,183,000
Intangible assets, less accumulated amortization			9,135,000

Total Assets			$385,095,000

As of December 31, 2011	Residential	Commercial	Total
Property and Equipment	$235,230,000	$152,152,000	$387,382,000
Accumulated Depreciation	(18,538,000)	(12,743,000)	(31,281,000)
Property and equipment included in assets held for sale	—	(439,000)	(439,000)

	$216,692,000	$138,970,000	$355,662,000

Cash and cash equivalents			3,193,000
Restricted deposits and funded reserves			3,398,000
Investment in unconsolidated affiliates			1,507,000
Receivables and other assets			6,235,000
Financing costs, less accumulated amortization			2,360,000
Assets held for sale			450,000
Rent incentive, less accumulated amortization			1,283,000
Intangible assets, less accumulated amortization			7,178,000

Total Assets			$381,266,000

NOTE 5—PROPERTY AND EQUIPMENT

	December 31, 2012
As of December 31, 2012	Residential	Commercial	Total
Land and land improvements	$25,187,000	$30,524,000	$55,711,000
Building and improvements	205,945,000	117,261,000	323,206,000
Furniture and fixtures	14,362,000	1,467,000	15,829,000

	245,494,000	149,252,000	394,746,000
Less accumulated depreciation	(25,138,000)	(13,642,000)	(38,780,000)

	$220,356,000	$135,610,000	$355,966,000

As of December 31, 2011	Residential	Commercial	Total
Land and land improvements	$23,131,000	$27,801,000	$50,932,000
Building and improvements	198,290,000	122,885,000	321,175,000
Furniture and fixtures	13,809,000	1,466,000	15,275,000

	235,230,000	152,152,000	387,382,000
Less accumulated depreciation	(18,538,000)	(12,743,000)	(31,281,000)

	$216,692,000	$139,409,000	$356,101,000
Less: property and equipment included in assets held for sale	—	(439,000)	(439,000)

	$216,692,000	$138,970,000	$355,662,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2012, we recorded an impairment loss of $262,000 on one property due to the net book value of the property and equipment exceeding its fair market value. The impairment of the property and equipment was as a result of incurring recurring losses, vacancies and negative cash flows. We estimated the undiscounted cash flows from the property and compared them to the carrying value resulting in an impairment loss. There were no insurance proceeds received during 2012.

During 2011, we recorded an impairment loss of $264,000 on one property due to the net book value of the property and equipment exceeding its fair market value. The impairment of the property and equipment was as a result of incurring recurring losses, vacancies and negative cash flows. We estimated the undiscounted cash flows from the property and compared them to the carrying value resulting in an impairment loss. Also, during 2011, we received insurance proceeds in the amount of $492,000 for damages caused by a wind storm. The proceeds were used to repair damages to the buildings.

NOTE 6—RESTRICTED DEPOSITS AND FUNDED RESERVES

	2012	2011
Tenant security deposits	$1,730,000	$1,512,000
Real estate tax and insurance escrows	1,050,000	1,034,000
Replacement reserves	691,000	852,000

	$3,471,000	$3,398,000

Tenant Security Deposits

Pursuant to management policy, we have set aside funds to repay tenant security deposits upon tenant move-out.

Real Estate Tax and Insurance Escrows

Pursuant to the terms of certain mortgages and management policy, we have established and maintain real estate tax escrows and insurance escrows to pay real estate taxes and insurance. We are to contribute to the account monthly an amount equal to 1/12 of the estimated real estate taxes and insurance premiums.

Replacement Reserves

Pursuant to the terms of certain mortgages and management policy, we have established and maintains several replacement reserve accounts. We make monthly deposits into the replacement reserve accounts to be used for repairs and replacements on the property. Certain replacement reserve accounts require authorization from the mortgage company for withdrawals.

Exchange Escrow

We have established an exchange escrow account in order to facilitate Section 1031 exchanges upon the sale of qualifying properties. The cash proceeds from the property sales are held in escrow until qualifying properties are purchased at which time, the cash necessary to purchase the replacement property is transferred to the seller.

The balance in the exchange escrow was used in 2011 to purchase qualifying like-kind properties.

NOTE 7—HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we use a derivative instrument to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we have entered into interest rate swaps in the amount of $1,294,000 and $2,429,000 to provide a fixed rate of 7.25% and 2.57%, respectively. The swaps mature on April 15, 2020 and December 2017, respectively. The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception. The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of December 31, 2012 and 2011, we have recorded a liability and other comprehensive loss of $492,000 and $453,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	December 31, 2012
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$10,034,000	$(2,375,000)	$7,659,000
Above-market leases	1,706,000	(230,000)	1,476,000
Below-market leases	(1,478,000)	287,000	(1,191,000)

	$10,262,000	$(2,318,000)	$7,944,000

	December 31, 2011
	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
In-place leases	$7,250,000	$(1,524,000)	$5,726,000
Above-market leases	1,588,000	(137,000)	1,451,000
Below-market leases	(689,000)	170,000	(519,000)

	$8,149,000	$(1,491,000)	$6,658,000

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending December 31,	Amount
2013	$892,000
2014	892,000
2015	892,000
2016	892,000
2017	892,000
Thereafter	3,481,000

$7,944,000

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of December 31, 2012 was 10.7 years.

NOTE 9—SHORT TERM NOTES PAYABLE

We have an $11,000,000 variable rate (1-month LIBOR plus 2.50%) line of credit agreement with Wells Fargo Bank, which expires in November 2013; a $1,000,000 variable rate (prime rate less 0.05%) line of credit agreement and a $3,000,000 variable rate (prime rate) line of credit agreement with Bremer Bank, which expire in November 2013 and 2014, respectively; and a $2,000,000 variable rate (prime rate) line of credit agreement with Bell State Bank and Trust, which expires in June 2013. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; and Fargo, North Dakota, respectively. At December 31, 2012, there was no balance outstanding on the lines of credit, leaving $17,000,000 unused under the agreements. At December 31, 2011, the cumulative balance outstanding on the lines of credit was $8,000,000, leaving $6,925,000 unused under the agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of:

Maturity Date	Property Name (a)	Interest Rate Per Annum	Principal Balance At
			December 31, 2012	December 31, 2011
Residential Properties
October-2017	Auburn II (Arneson)	6.30%	$636,000	$646,000
October-2017	Hunter’s Run I (Arneson)	6.30%	306,000	311,000
July-2016	Autumn Ridge 3 &4	4.50%	3,438,000	3,552,000
January-2016	Autumn Ridge 1 & 2	5.74%	2,926,000	2,981,000
December-2013	Bayview	6.73%	2,032,000	2,101,000
June-2018	Berkshire	3.75%	327,000	338,000
September-2021	Brookfield	3.75%	1,515,000	1,658,000
March-2014	Candlelight	5.67%	1,245,000	—
September-2036	Carling Manor	4.40%	552,000	565,000
December-2013	Carlton 1-3	5.60%	2,189,000	2,242,000
June-2013	Carlton Place	6.96%	1,920,000	1,986,000
January-2016	Colony Manor	5.96%	—	869,000
February-2017	Colony Manor	3.63%	853,000	—
September-2014	Columbia West	7.80%	1,447,000	1,487,000
November-2024	Country Club	4.37%	663,000	705,000
October-2019	Danbury	5.03%	3,112,000	3,183,000
March-2017	Eagle Run	3.95%	4,838,000	4,955,000
June-2018	Emerald Court	3.75%	669,000	691,000
March-2017	Fairview	3.95%	3,325,000	3,387,000
June-2013	Flickertail	6.96%	2,823,000	2,921,000
December-2017	Galleria III	4.75%	646,000	661,000
August-2016	Glen Pond	6.30%	16,405,000	16,694,000
March-2017	Hunter	3.95%	1,236,000	1,267,000
September-2014	Islander	6.00%	506,000	523,000
December-2017	Library Lane	6.10%	1,950,000	1,982,000
May-2021	Maple Ridge	5.69%	4,413,000	4,469,000
March-2017	Maplewood Bend	3.95%	3,513,000	3,598,000
September-2017	Oak Court	5.98%	1,892,000	1,920,000
October-2015	Parkwood	5.96%	—	978,000
February-2017	Parkwood	3.63%	1,254,000	—
January-2013	Pebble Creek	5.72%	2,530,000	2,596,000
June-2018	Prairiewood Courts	3.75%	1,616,000	1,669,000
October-2020	Prairiewood Meadows	6.17%	2,429,000	—
December-2013	Richfield/Harrison	6.67%	2,577,000	2,665,000
September-2017	Rosegate	5.93%	2,411,000	2,447,000
September-2036	Saddlebrook	4.40%	1,135,000	1,161,000
August-2019	Sierra Ridge Phase I	5.46%	2,731,000	2,790,000
November-2019	Sierra Ridge Phase II	5.92%	3,429,000	3,491,000	(b)
December-2012	Somerset	5.60%	—	1,889,000
October-2022	Somerset	4.01%	3,375,000	—
July-2021	Southgate	5.96%	3,081,000	3,139,000
August-2016	Southview III	4.50%	242,000	248,000
December-2017	Southview Villages	6.10%	2,131,000	2,166,000
April-2015	Stonybrook	5.40%	5,684,000	5,786,000
January-2022	Sunset Ridge	4.44%	9,300,000	9,435,000
May-2019	Sunview	5.75%	1,261,000	1,290,000
January-2013	Sunwood Estates	7.18%	—	1,858,000
June-2019	Terrace on the Green	6.53%	2,192,000	—
March-2014	Twin Parks	5.75%	—	1,661,000	(d)
October-2022	Twin Parks	4.01%	2,400,000	—
May-2019	Village	5.75%	1,112,000	1,138,000
July-2016	Village Park	6.15%	911,000	936,000
June-2018	Westwind	3.75%	372,000	384,000
March-2017	Westwood	3.95%	5,231,000	5,410,000
July-2013	Willow Park	6.96%	2,529,000	2,616,000
June-2015	EV-Bismarck	5.64%	14,956,000	15,327,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity Date	Property Name (a)	Interest Rate Per Annum	Principal Balance At
			December 31, 2012		December 31, 2011
Commercial Properties
September-2017	Guardian Building Products	3.45%	$2,404,000		$—
November-2016	Titan Machinery—Dickinson, ND	4.23%	420,000		—
April-2017	Titan Machinery—Fargo, ND	4.18%	1,241,000		—
January-2017	Titan Machinery—Marshall, MN	4.55%	2,366,000		2,445,000
August-2017	Titan Machinery—Minot, ND	3.29%	1,816,000		—
March-2016	Bio-life Properties—ND, MN, WI (9 total)	7.56%	9,938,000		10,942,000
December-2016	Bio-life Properties—Marquette, MI	7.06%	1,421,000		1,567,000
August-2017	Aetna	5.93%	7,066,000		7,179,000
August-2022	Banner Building	7.04%	See	(e)	5,053,000
December-2013	CFB	4.00%	2,342,000		2,401,000
February-2015	Echelon	4.25%	1,223,000		1,286,000
April-2018	Gate City	3.97%	1,085,000		1,115,000	(c)
September-2020	Goldmark Office Park	5.33%	5,224,000		5,754,000
August-2013	Grand Forks Marketplace	5.26%	See	(e)	5,975,000
April-2020	Great American Building	7.25%	1,106,000		1,136,000
April-2016	Midtown Plaza	5.31%	—		704,000
October-2015	Regis	5.68%	9,740,000		9,939,000
April-2017	Dairy Queen—Dickinson, ND	3.63%	749,000		—
January-2016	Mandan Commercial	5.25%	—		1,087,000
December-2012	Moorhead Commercial	3.00%	—		554,000
April-2025	Walgreens-Alexandria	5.69%	2,226,000		2,347,000
March-2034	Walgreens-Batesville	6.85%	6,602,000		6,736,000
June-2021	Walgreens-Colorado	4.50%	4,447,000		4,550,000
August-2033	Walgreens-Fayetteville	6.85%	5,077,000		5,185,000
October-2024	Walgreens-Laurel	6.07%	2,202,000		2,322,000
December-2013	Westpointe Center	5.50%	—		2,431,000

			$208,961,000		$217,480,000

(a)	Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender unless otherwise noted in (b) – (d).
(b)	Mortgage is secured by the property and guaranty of owners.
(c)	Variable rate mortgage notes payable, adjusted every three years.
(d)	Secured by mortgage on property and corporate guaranty.
(e)	Accounted for as an investment in unconsolidated affiliate as of January 1, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2012 and 2011, we were in compliance with all covenants with the exception of one loan on a retail property in Fargo, North Dakota for which we have received a one year waiver on January 1, 2011 from the lender. The property was out of compliance with the lender’s debt service coverage ratio requirement as of December 31, 2011. The note was paid off in March 2012.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
2013	$22,924,000
2014	11,945,000
2015	36,232,000
2016	33,689,000
2017	43,586,000
Thereafter	60,585,000

Total Payments	$208,961,000

NOTE 11—FAIR VALUE MEASUREMENT

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

•	Level 3 – Instruments whose significant inputs are unobservable.

Assets measured at fair value on a recurring basis in accordance with ASC 820-10:

Liabilities	Total as of 12/31/12	Quoted Prices: Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3
Fair value of interest rate swap	$492,000	$—	$492,000	$—

Liabilities	Total as of 12/31/11	Quoted Prices: Level 1	Significant Other Inputs: Level 2	Significant Nonobservable Inputs: Level 3
Fair value of interest rate swap	$453,000	$—	$453,000	$—

NOTE 12—NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2012 and 2011, limited partnership units totaled 11,134,000 and 10,900,000, respectively. As of December 31, 2012 and 2011, the limited partnership declared distributions of $2,299,000 and $2,182,000, respectively, to limited partners. Distributions per unit were $0.826000 and $0.805000 for 2012 and 2011, respectively.

During 2012 and 2011, limited partners exchanged 162,000 and 180,000 limited partnership units for 162,000 and 180,000 INREIT common shares valued at $2,117,000 and $2,286,000, respectively, pursuant to redemption requests.

Limited partners in the operating partnership have the right to require the operating partnership to redeem their limited partnership units for cash after a one year holding period. Upon such a redemption request, we have the right to purchase the limited partnership units in lieu of the operating partnership either with cash or INREIT common shares, in our discretion, on the basis of one limited partnership unit for one INREIT common share. However, payment will be in cash if the issuance of INREIT common shares will cause the shareholder to exceed the ownership limitations, among other reasons. No limited partner will be permitted more than two redemptions during any calendar year, and no redemptions may be made for less than 1,000 limited partnership units or, if such limited partner owns less than 1,000 limited partnership units, all of the limited partnership units held by such limited partner.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SHARE REPURCHASE PLAN

On March 11, 2011, our Board of Trustees approved a share repurchase plan that enables our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plan. Originally, the maximum amount of securities that could be repurchased under this plan was $5 million, and the repurchase price was fixed at $12.60 per share or unit under the plan.

On June 7, 2012 and December 20, 2012, our Board of Trustees amended and restated our share repurchase plan to increase the maximum amount that can be repurchased under the plan to $15 million worth of securities and increased the fixed repurchase price to $12.75 per share or unit under the plan.

We may repurchase securities under the plan if we have sufficient funds to do so. Repurchases may be made quarterly, on a pro rata basis, based on receipt of written repurchase requests. The share repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan if it determines to do so is in our best interest.

NOTE 14—BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of INREIT. As of December 31, 2012 and 2011, there were 5,308,000 and 3,796,000, respectively, common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.826000 and $0.805000 per share for the years ending December 31, 2012 and 2011, respectively.

NOTE 15 – DIVIDEND REINVESTMENT PLAN

Our Board of Trustees approved a dividend reinvestment plan to provide existing holders of our common shares with a convenient method to purchase additional common shares without payment of brokerage commissions, fees or service charges, except brokerage commissions and taxes, if any, when common shares are sold for a participant’s account. On July 20, 2012, we registered with the SEC 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on July 20, 2012.

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional automatic cash purchases of our common shares, not to exceed $5,000 per fiscal quarter or, with our prior approval, in excess of $5,000 per fiscal quarter. The purchase prices per common share under the plan equals 95% of the estimated value for dividend reinvestments and equals 100% of the estimated value for additional automatic cash purchases, as determined by our Board of Trustees. The estimated value per common share was $14.00 from the effective date of the plan through December 31, 2012. Therefore, the purchase price per common share for dividend reinvestments was $13.30 and for additional automatic cash purchases was $14.00 through December 31, 2012. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In 2012, 49,000 shares were issued pursuant to dividend reinvestments and 7,000 shares were issued pursuant to additional automatic cash purchases under the plan.

NOTE 16—RELATED PARTY TRANSACTIONS

Property Management Fee

During 2011, we paid property management fees to INREIT Management, LLC, our Advisor, for properties managed by INREIT Management, LLC in an amount equal to 5% of rents on the properties managed. The management team of INREIT Management, LLC includes Kenneth P. Regan, our Chief Executive Officer and Board of Trustee Member; Bradley J. Swenson, our President; James Wieland, our Board of Trustee member and Peter J. Winger, our Chief Financial Officer. In 2011, we paid management fees of $3,000 to INREIT Management, LLC. We did not pay management fees to INREIT Management, LLC in 2012.

During 2012 and 2011, we paid property management fees to Goldmark Property Management in an amount equal to 5% of rents of the properties managed. The management team of Goldmark Property Management includes Kenneth Regan and James Wieland. In 2012 and 2011, we paid management fees of $4,231,000 and $3,209,000, respectively, to Goldmark Property Management.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Trustee Fees

We paid Trustee fees of $64,000 and $41,000 during the years ended December 31, 2012 and 2011, respectively. There is no cash retainer paid to Trustees. Instead, we pay Trustees specific amounts for meetings attended. In 2011, we paid committee members $300 per meeting and board members $800 per meeting. In 2012, the rates were increased to $400 and $1,000, respectively.

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

Disposition Fee: If the Advisor provides a substantial amount of services in the effort to sell any investment, the Advisor receives a disposition fee of 3% of the sales price of each investment. However, the disposition fee and other real estate commissions paid to unaffiliated parties cannot in the aggregate exceed the lesser of 6% of the sales price or a competitive real estate commission (which is reasonable, customary and competitive in light of the size, type and location of the property), unless approved by a majority of the trustees, including a majority of the independent trustees, if they determine the transaction to be commercially competitive, fair and reasonable to us.

Financing Fee: 0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility.

Development Fee: Based on regressive sliding scale (starting at 5% and declining to 3%) of total project costs, excluding cost of land, for development services requested by us.

Management Fees

During 2012 and 2011, we incurred $1,313,000 and $765,000 to our Advisor for management fees. As of December 31, 2012 and 2011, we owed our Advisor $112,000 and $67,000, respectively, for unpaid management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations, and the amount payable based on 0.35% of Total Assets in 2012 and 0.50% of net invested assets in 2011.

Acquisition Fees

During 2012 and 2011, we incurred $582,000 and $1,174,000, respectively, to our Advisor for acquisition fees. These fees are for performing due diligence on properties acquired and were based on 2.5% of the purchase price up to a maximum of $375,000 per individual property in 2012 and 3% of the purchase price up to a maximum of $300,000 per individual property in 2011. During 2011, half of the acquisition fee was allocated to the cost of ongoing financing activities required during the life of the acquisition. There were no acquisition fees owed to our Advisor as of December 31, 2012 and 2011.

Financing Fees

During 2012 and 2011, we incurred $51,000 and $0, respectively, to our Advisor for loan financing and refinancing activities. This fee was based on 0.25% of loan activity. There were no financing fees owed to our Advisor as of December 31, 2012 and 2011.

Disposition Fees

During 2012 and 2011, we incurred $28,000 and $85,000 in disposition fees to our Advisor, respectively. See Note 20. There were no disposition fees owed to our Advisor as of December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Development Fees

We did not incur any development fees during 2012 and 2011.

Investments in Affiliates

In July 2011, we purchased 40.26% interest in a single asset limited liability company which owns a 144 unit apartment complex in Bismarck, North Dakota. Our proportional share of the purchase was $2,326,000, with the remaining interest in the property held by Messrs. Regan and Wieland.

Commissions

During 2011, we incurred brokerage fees of $83,000 to Roger Domres, or entities owned by Roger Domres, then a shareholder of INREIT and a governor and member of our Advisor during a portion of 2011. Brokerage fees were based on 4% of the purchase price of limited partnership units and 8% of the purchase price of INREIT common shares sold. During 2011, we incurred marketing fees of $19,000 to HSC Partner, LLC, an entity owned by Roger Domres. Marketing fees were based on 2% of the purchase price of INREIT common shares sold. We did not incur any brokerage or marketing fees to Roger Domres or entities owned by Roger Domres in 2012. As of December 31, 2012 and 2011, there were no outstanding brokerages or marketing fees owed to Roger Domres or entities owned by Roger Domres.

During 2012 and 2011, we incurred brokerage fees of $943,000 and $55,000, respectively, to a broker-dealer benefitting Dale Lian, a shareholder of INREIT and a member of our Advisor. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of December 31, 2012 and 2011, there were no outstanding brokerage fees owed to Dale Lian or entities benefitting Dale Lian.

During 2012 and 2011, we incurred brokerage fees of $144,000 and $92,000, respectively, to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of December 31, 2012 and 2011, there were no outstanding brokerage fees owed to the broker-dealer.

During 2012, we incurred brokerage fees of $227,000 to a broker-dealer benefitting James Echtenkamp, a shareholder of INREIT and a member of our Advisor. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of December 31, 2012 and 2011, there were no outstanding brokerage fees owed to James Echtenkamp or entities benefitting James Echtenkamp.

During 2012 and 2011, we incurred real estate commissions of $576,000 ($493,000 of which were paid by the seller) and $265,000 (all of which were paid by the seller), respectively, to Goldmark Schlossman Commercial Real Estate Services, Inc., which is controlled by Kenneth Regan and James Wieland. There were no outstanding commissions owed as of December 31, 2012 and 2011.

Rental Income

During 2012 and 2011, we received rental income of $2,160,000 and $2,160,000, respectively, under various lease agreements with Edgewood Vista Senior Living, Inc., an entity affiliated with Philip Gisi and Rex Carlson, members of the Board of Trustees during a portion of 2011. As of December 31, 2012 and 2011, we were owed $267,000 and $264,000, respectively, from Edgewood Vista Senior Living, Inc. for real estate taxes related to the properties.

During 2012 and 2011, we received rental income each year of $102,000 under a lease agreement for an office building with EMG Investment Group, an entity affiliated with Philip Gisi and Rex Carlson, members of the Board of Trustees during a portion of 2011. Gate City Bank, a tenant in the building, is an entity affiliated with Lance Wolfe, current member of the Board of Trustees and the Executive Vice President of the Bank. As of December 31, 2012 and 2011, we were owed $44,000 and $44,000, respectively, from EMG Investment Group for real estate taxes related to the property.

During 2012 and 2011, we received rental income of $179,000 and $179,000, respectively, under an operating lease agreement with Goldmark Property Management.

During 2012 and 2011, we received rental income of $36,000 and $52,000, respectively, under an operating lease agreement with our Advisor.

Rental Incentive

During 2009, we provided a rent incentive of $1,500,000 to a property owned by Edgewood Development Group, an entity affiliated with Philip Gisi, a member of the Board of Trustees during a portion of 2011. The rent incentive is being amortized against rental income over the term of the lease. During 2012 and 2011, we amortized $100,000 against income, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $37,737,000 and $32,255,000 for 2012 and 2011, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2036. Lease terms often include renewal options. For 2012 and 2011, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $3,412,000 and $3,951,000 respectively, totaled $16,711,000 and $17,061,000, respectively.

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2012 are as follows:

Years ending December 31,	Amount
2013	$16,242,000
2014	15,980,000
2015	15,521,000
2016	11,960,000
2017	10,549,000
Thereafter	85,191,000

Total Payments	$155,443,000

NOTE 18—PROPERTY MANAGEMENT FEES

We have entered into various property management agreements with unrelated management companies. The agreements provide for the payment of property management fees based on a percentage of rental income (generally 5%). During 2012 and 2011, we incurred property management fees of $85,000 and $114,000, respectively, to unrelated management companies.

During 2012 and 2011, we incurred management fees of 5% of rents to GOLDMARK Property Management, related party. Also, during 2012 and 2011, we incurred property management fees of 5% of rents to our Advisor, related party. See Note 16.

NOTE 19—COMMITMENTS AND CONTINGENCIES

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

Investment in Unconsolidated Affiliates

The operating partnership owns 40.26% interest in a single asset limited liability company which owns a 144 unit multi-tenant apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2012 and December 31, 2011 of $2,441,000 and $2,495,000, respectively. We owed $983,000 and $1,005,000 of our respective share of the mortgage loan balance as of December 31, 2012 and December 31, 2011, respectively. The property was purchased in July 2011.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company, which owns a 1/3 interest in the Retail Center, and a 50% ownership in a separate limited liability company, which owns a 1/3 interest in the Retail Center. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at December 31, 2012 and December 31, 2011 of $11,663,000 and $11,949,000, respectively. We owed $5,831,000 and $5,975,000 for our respective share of the mortgage loan balance as of December 31, 2012 and December 31, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating partnership owns a 2/3 interest in a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2012 and December 31, 2011 of $7,468,000 and $7,579,000, respectively. We owed $4,979,000 and $5,053,000 for our respective share of the mortgage loan balance on December 31, 2012 and December 31, 2011, respectively.

NOTE 20—DISCONTINUED OPERATIONS

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

During the second quarter of 2012, we sold vacant land in Minot, North Dakota for approximately $583,000 and recognized a gain of approximately $114,000.

During the third quarter of 2012, there were no dispositions.

During the fourth quarter of 2012, there were no dispositions.

2011

During the first quarter of 2011, there were no dispositions.

During the second quarter of 2011, we sold an assisted living facility in Williston, North Dakota for $1.45 million and recognized a gain of $367,000.

During the third quarter of 2011, we sold a retail property in Norfolk, Nebraska for $1,375,000 and recognized a loss of $67,000.

During the fourth quarter of 2011, there were no dispositions.

The following table shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for 2012 and 2011:

	Discontinued Operations Twelve Months Ended December 31,
	2012	2011
INCOME FROM RENTAL OPERATIONS EXPENSES	$—	$146,000
Expenses from rental operations
Interest	—	66,000
Depreciation and amortization	1,000	53,000
Real estate taxes	—	33,000
Property management fees	—	6,000
Utilities	—	11,000
Repairs and maintenance	—	5,000
Insurance	(1,000)	9,000
Administrative	—	15,000

	—	198,000

Administration of REIT
Administrative expenses	—	—
Acquisition and disposition expenses	28,000	124,000
Legal and accounting	2,000	7,000

	30,000	131,000

Total expenses	30,000	329,000

OTHER INCOME
Interest income	4,000	—

	4,000	—
INCOME FROM DISCONTINUED OPERATIONS BEFORE GAIN (LOSS) ON SALE	(26,000)	(183,000)
GAIN ON SALE OF DISCONTINUED OPERATIONS	26,000	300,000

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$—	$117,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—BUSINESS COMBINATIONS

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

In March 2012, the operating partnership purchased a 17,760 square foot implement dealership in Dickinson, North Dakota for approximately $1.39 million. The purchase was financed through the issuance of limited partnership units valued at approximately $959,000, the $431,000 assumption of a mortgage and cash.

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

In August 2012, the operating partnership purchased 100,600 square foot commercial property in Fargo, North Dakota for $3,450,000. The purchase was financed with the issuance of limited partnership units valued at $965,000 and cash.

In September 2012, the operating partnership purchased an 85 unit apartment complex in Fargo, North Dakota for $3,450,000. The purchase was financed through assumption of $2,439,000 in mortgage debt and cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2012, the operating partnership purchased a 116 unit apartment complex in Moorhead, Minnesota for $3,450,000. The purchase was financed with the issuance of limited partnership units valued at $796,000, the assumption of $2,199,000 in mortgage debt and cash.

In October 2012, the operating partnership purchased 29,800 square foot implement dealership in Fargo, North Dakota for $2,820,000. The purchase was financed through the issuance of limited partnership units valued at approximately $1,488,000, assumption of $1,251,000 in mortgage debt and cash.

In November 2012, the operating partnership purchased a 66 unit apartment complex in Fargo, North Dakota for $1,950,000. The purchase was financed through assumption of $1,249,000 in mortgage debt and cash.

The following table summarizes the fair value of the assets acquired and liabilities assumed during 2012:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
Dairy Queen, Dickinson, ND	$987,000	$226,000	$118,000	$—	$—	$1,331,000
Titan Machinery, Dickinson, ND	1,450,000	199,000	—	(259,000)	(431,000)	959,000
Titan Machinery, Minot, ND	2,272,000	358,000	—	—	—	2,630,000
Land, Dickinson, ND	400,000	—	—	—	—	400,000
Land, Bismarck, ND	2,420,000	—	—	—	—	2,420,000
Guardian Building, Fargo, ND	3,124,000	531,000	—	(206,000)	—	3,449,000
Prairiewood Meadows, Fargo, ND	3,450,000	—	—	—	(2,439,000)	1,011,000
Terrace on the Green, Moorhead, MN	3,450,000	—	—	—	(2,199,000)	1,251,000
Titan Machinery—Fargo, ND	2,728,000	418,000	—	(325,000)	(1,251,000)	1,570,000
Candlight Apartments—Fargo, ND	1,950,000	—	—	—	(1,249,000)	701,000

	$22,231,000	$1,732,000	$118,000	$(790,000)	$(7,569,000)	$15,722,000

Total consideration given for acquisitions in 2012 was primarily given in the form of cash, which totaled approximately $10,176,000. Acquisitions with total consideration of approximately $5,546,000 were completed through issuing limited partnership units in the operating partnership, valued at $14.00 per unit. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

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

In July 2011, the operating partnership purchased a 24 unit apartment complex in Fargo, North Dakota for approximately $1,044,000. The purchase was financed with the issuance of limited partnership units valued at approximately $503,000, the assumption of an approximately $531,000 loan and cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2011, the operating partnership purchased a 40.26% interest in a 144 unit apartment building in Bismarck, North Dakota. The sales price was approximately $2,326,000. The purchase was financed with the issuance of limited partnership units valued at approximately $1,188,000, the assumption of approximately $1,013,000 in mortgage debt and $125,000. The remaining ownership consists of Mr. Regan and Mr. Wieland, related parties. The investment is recorded under the equity method of accounting.

In August 2011, the operating partnership purchased an 18 unit apartment building in Grand Forks, North Dakota for approximately $640,000. The purchase was financed with the issuance of limited partnership units valued at approximately $382,000, a new $249,000 loan and cash.

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

The following table summarizes the fair value of the assets acquired and liabilities assumed during 2011:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable Lease Terms	Mortgages Assumed	Consideration Given
Applebee’s, Apple Valley, MN	$1,795,000	$323,000	$405,000	$—	$—	$2,523,000
Sierra Ridge Apartments, Bismarck, ND	6,459,000	—	—	—	(4,264,000)	2,195,000
Country Side Apartments, Fargo, ND	936,000	—	—	—	(286,000)	650,000
Country Club Apartments, Fargo, ND	1,528,000	—	—	—	(467,000)	1,061,000
Bank of the West, Moorhead, MN	922,000	78,000	—	—	(264,000)	736,000
Dairy Queen, Moorhead, MN	1,027,000	152,000	2,000	—	(311,000)	870,000
Walgreen’s, Denver, CO	4,706,000	450,000	54,000	—	(4,062,000)	1,148,000
Taco Bell Land, Denver, CO	669,000	20,000	1,000	—	(538,000)	152,000
Islander Apartments, Fargo, ND	1,044,000	—	—	—	(531,000)	513,000
Southview III, Grand Forks, ND	640,000	—	—	—	(249,000)	391,000
Premiere Marketing, Norfolk, NE	495,000	111,000	—	(6,000)	—	600,000
Titan Machinery, Marshall, MN	5,000,000	—	—	—	(2,445,000)	2,555,000
Glen Pond Apartments, Eagan, MN	26,250,000	—	—	—	(16,694,000)	9,556,000

	$51,471,000	$1,134,000	$462,000	$(6,000)	$(30,111,000)	$22,950,000

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

NOTE 22—SUBSEQUENT EVENTS

In January 2013, the operating partnership purchased a property occupied by an implement dealership in Redwood Falls, Minnesota for approximately $4.7 million. The purchase was financed with the issuance of limited partnership units, assumption of a mortgage and cash. The purchase price allocation is not yet complete.

In February 2013, the operating partnership purchased seven apartment complexes in Fargo, North Dakota for approximately $7.3 million. The purchases were financed with the issuance of limited partnership units and cash. The properties were purchased from entities affiliated with Kenneth Regan and James Wieland, related parties who each received limited partnership units. The purchase price allocation is not yet complete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2013, the operating partnership purchased an apartment complex in Grand Forks, North Dakota for approximately $4.4 million. The purchase was financed with the issuance of limited partnership units and cash. The properties were purchased from entities affiliated with Kenneth Regan and James Wieland, related parties who each received limited partnership units. The purchase price allocation is not yet complete.

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

SUPPLEMENTARY DEPRECIATION SCHEDULE

Total Investment By Property

December 31, 2012

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Depreciation on latest Income Statement is Computed
Guardian Building Products	ND-Fargo	$2,403,873	$819,639	$2,554,217	$—	$—	$—	$3,373,856	$(26,606)	08/29/2012
Titan Machinery	ND-Dickinson	420,130	354,000	1,096,125	400,000	400,000		1,850,125	(22,836)	12/31/2008
Titan Machinery	ND-Fargo	1,240,795	781,000	1,946,625	—	—	—	2,727,625	(12,166)	12/10/2008
Titan Machinery	ND-Marshall	2,366,420	300,000	3,647,712				3,947,712	(113,991)	11/01/2011
Titan Machinery	ND-Minot	1,816,363	618,000	1,653,946	—			2,271,946	(17,229)	08/01/2012

Total		$8,247,581	$2,872,639	$10,898,625	$400,000	$400,000	$—	$14,171,264	$(192,828)

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Depreciation on latest Income Statement is Computed
Banner Land	ND-Fargo	$—	$929,427	$—	$34,109	$34,109	$—	$963,536	$—	07/03/2007
Bismarck Land	ND-Bismarck		2,482,750		64,116	64,116	—	2,546,866	—	08/01/2012
Echelon Land	ND-Fargo	—	225,000	—	6,256	6,256	—	231,256	—	05/15/2007
Taco Bell Land	CO-Denver	—	669,224	—	—	—	—	669,224	—	06/14/2011

Total		$—	$4,306,401	$—	$104,481	$104,481	$—	$4,410,882	$—

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Depreciation on latest Income Statement is Computed
Bio-Life	ND-Bismarck & Grand Forks; MI-Marquette; MN-Mankato; WI-Eau Claire, Janesville, Onalaska, Oshkosh, Sheboygan, Stevens Point	$11,359,344	$3,211,841	$20,612,033	$2,027,146	$—	$2,027,146	$25,851,019	$(2,710,106)	01/03/2008	40

Total		$11,359,344	$3,211,841	$20,612,033	$2,027,146	$—	$2,027,146	$25,851,019	$(2,710,106)

SUPPLEMENTARY DEPRECIATION SCHEDULE

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Depreciation on latest Income Statement is Computed
Arneson	ND-Fargo	$941,359	$151,011	$1,158,086	$221,114	$9,734	$211,380	$1,530,212	$(193,509)	03/23/2007	10-40
Autumn Ridge	ND-Grand Forks	6,364,088	1,071,772	8,874,927	39,449	20,649	18,800	9,986,149	(1,458,330)	08/16/2004	9-40
Bayview	ND-Fargo	2,032,319	285,010	4,077,439	28,227	810	27,417	4,390,675	(514,737)	12/31/2007	20-40
Berkshire	ND-Fargo	326,946	30,500	406,366	9,456	3,951	5,505	446,322	(49,115)	03/31/2008	20-40
Brookfield	ND-Fargo	1,515,224	195,800	1,958,076	98,574	31,726	66,849	2,252,450	(220,602)	08/01/2008	20-40
Candlelight	ND-Fargo	1,244,750	612,670	1,221,285	—	—	—	1,833,955	(7,402)	11/30/2012
Carling Manor	ND-Grand Forks	551,697	62,200	656,186	10,544	7,471	3,073	728,930	(78,382)	03/31/2008	40
Carlton	ND-Fargo	4,108,613	528,889	7,206,863	224,034	180,245	43,788	7,959,785	(784,246)	09/01/2008	20-40
Chandler	ND-Grand Forks	—	25,991	269,687	20,633	4,743	15,890	316,311	(54,103)	01/03/2005	40
Colony Manor	ND-Grand Forks	853,249	73,100	1,042,788	27,688	7,605	20,083	1,143,576	(118,575)	07/01/2008	20-40
Columbia West	ND-Grand Forks	1,446,593	282,500	3,406,376	130,939	12,959	117,979	3,819,815	(374,603)	09/01/2008	20-40
Country Club	ND-Fargo	663,335	252,196	1,252,480	57,701	—	57,701	1,562,377	(52,828)	05/02/2011	40
Countryside	ND-Fargo	—	135,356	676,858	—	—	—	812,214	(28,202)	05/02/2011	40
Danbury	ND-Fargo	3,111,870	251,631	6,008,390	201,739	131,535	70,204	6,461,759	(759,400)	12/31/2007	20-40
Eagle Run	ND-West Fargo	4,838,103	561,818	5,798,426	13,770	13,770	—	6,374,014	(349,956)	08/12/2010	9-40
Emerald Court	ND-Fargo	668,789	63,000	829,766	69,346	3,640	65,706	962,112	(103,627)	03/31/2008	20-40
Fairview	ND-Bismarck	3,324,720	266,628	3,977,566	74,382		74,382	4,318,576	(404,170)	12/31/2008	20-40
Flickertail	ND-Fargo	2,822,993	427,804	5,649,520	99,647		99,647	6,176,972	(568,843)	12/31/2008	40
Galleria III	ND-Fargo	645,707	118,120	680,770	144	144		799,035	(36,875)	11/09/2010	9-40
Glen Pond	MN-Eagan	16,404,547	3,761,000	20,833,000	70,771	—	70,771	24,664,771	(565,095)	12/02/2011	40
Hunter Apts (Betty Ann & Martha Alice)	ND-Fargo	1,236,440	148,101	1,506,817	59,051	400	58,651	1,713,970	(131,750)	08/31/2009	20-40
Hunter’s Run II	ND-Fargo	—	44,000	441,366	1,984	1,984		487,350	(49,654)	07/01/2008	40
Islander	ND-Fargo	505,755	97,952	883,746	—			981,698	(33,140)	07/01/2011	40
Library Lane	ND-Bismarck	1,949,553	278,637	2,400,771	93,829	22,825	71,004	2,773,237	(319,615)	10/01/2007	40
Maple Ridge	NE-Omaha	4,413,137	765,800	5,607,883	1,189,046		1,189,046	7,562,728	(680,681)	08/01/2008	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	ND-Fargo	3,513,016	781,343	5,851,997	152,245	1,841	150,405	6,785,585	(344,247)	01/01/2009	40
Oak Court	ND-Fargo	1,892,297	265,000	2,354,366	156,763	4,793	151,970	2,776,129	(282,185)	04/30/2008	40
Parkwood	ND-Fargo	1,253,631	124,000	1,145,039	12,635	7,902	4,733	1,281,674	(126,339)	08/01/2008	40
Pebble Creek	ND-Bismarck	2,530,383	234,000	3,371,603	58,061	25,906	32,155	3,663,664	(410,270)	03/19/2008	20-40
Prairiewood Courts	ND-Fargo	1,615,857	306,376	1,853,478	14,623	9,819	4,805	2,174,477	(276,279)	09/01/2006
Prairiewood Meadows	ND-Fargo	2,429,083	736,391	2,514,000	—	—	—	3,250,391	(20,950)	09/30/2012	40
Richfield	ND-Grand Forks	2,577,446	687,500	6,345,825	303,451	71,501	231,950	7,336,776	(888,918)	07/01/2007	40
Rosegate	ND-Fargo	2,411,325	223,625	2,978,366	119,024	27,602	91,422	3,321,014	(362,679)	04/30/2008	8-40
Saddlebrook	ND-Fargo	1,134,890	147,939	1,261,616	13,418		13,418	1,422,973	(126,879)	12/31/2008	40
Sierra Ridge	ND-Bismarck	6,159,675	704,128	8,795,438	56,753	55,086	1,667	9,556,319	(753,504)	09/01/2006	40
Somerset	ND-Fargo	3,375,000	233,000	3,431,245	69,932	69,932		3,734,178	(386,015)	07/01/2008	40
Southgate	ND-Fargo	3,081,047	773,619	5,298,605	(82,550)	29,804	(112,355)	5,989,674	(712,344)	07/01/2007	40
Southview III	ND-Grand Forks	242,028	98,591	554,347	—	—	—	652,938	(19,362)	08/01/2011	40
Southview Villages	ND-Fargo	2,131,232	254,400	2,518,613	159,224	13,403	145,821	2,932,236	(336,810)	10/01/2007	20-40
Stonybrook	NE-Omaha	5,683,790	1,439,242	8,002,757	539,423		539,423	9,981,422	(790,956)	01/20/2009	40
Sunset Ridge	ND-Bismarck	9,300,127	1,560,744	11,015,176	245,080	234,032	11,049	12,821,000	(987,696)	06/06/2008	40
Sunview	ND-Grand Forks	1,260,758	144,418	1,613,991	36,229	525	35,704	1,794,637	(164,350)	12/31/2008	40
Sunwood	ND-Fargo	—	274,000	3,402,132	209,193	87,151	122,042	3,885,325	(484,216)	07/01/2007	20-40
Terrace on the Green	MN-Moorhead	2,192,221	696,851	2,588,000	—	—	—	3,284,851	(21,567)	09/30/2012
Twin Parks	ND-Fargo	2,400,000	124,725	2,071,866	39,454	7,882	31,572	2,236,045	(221,807)	10/01/2008	20-40
Village	ND-Grand Forks	1,112,400	166,100	1,434,786	60,406	7,623	52,783	1,661,292	(151,711)	11/01/2008	40
Village Park	ND-Fargo	910,663	225,305	1,958,066	20,655	13,157	7,498	2,204,026	(227,060)	04/30/2008	40
Village West	ND-Fargo	—	349,000	2,273,918	40,052	27,602	12,450	2,662,970	(265,738)	04/30/2008	40
Westside	MN-Hawley	—	58,520	359,634	—			418,154	(26,223)	02/01/2010	9-40
Westwind	ND-Fargo	371,945	43,000	507,931	27,373	5,792	21,581	578,304	(57,842)	04/30/2008	40
Westwood	ND-Fargo	5,231,435	527,800	6,455,410	191,015	73,273	117,742	7,174,226	(751,735)	06/05/2008	20-40
Willow Park	ND-Fargo	2,529,400	287,554	5,298,148	29,931	3,531	26,400	5,615,633	(531,177)	12/31/2008	40

Total		$125,309,437	$21,958,656	$182,081,793	$5,214,457	$1,232,348	$3,982,109	$209,254,905	$(17,666,299)

SUPPLEMENTARY DEPRECIATION SCHEDULE

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Depreciation on latest Income Statement is Computed
Aetna	ND-Bismarck	$7,065,742	$1,265,474	$7,372,288	$302,514	$25,066	$277,448	$8,940,275	$(1,092,958)	12/06/2006	20-40
Bank of the West-Moorhead	MN-Moorhead	—	212,492	712,187	888	888	—	925,567	(29,674)	05/13/2011	40
CFB (Bank of the West)	ND-Fargo	2,341,977	615,994	3,299,946	63,281	19,907	43,374	3,979,221	(728,335)	03/16/2004	40
Four Points	ND-Fargo	—	66,548	1,238,316	7,651	3,731	3,921	1,312,515	(160,652)	10/18/2007	40
Echelon	ND-Fargo	1,222,552	286,376	1,490,573	1,548	889	659	1,778,497	(211,131)	05/15/2007	40
Gate City	ND-Grand Forks	1,084,961	375,200	916,667	7,660	7,660		1,299,527	(109,004)	03/31/2008	40
Goldmark Office Park	ND-Fargo	5,223,592	1,103,500	14,796,492	614,762	56,447	558,314	16,514,754	(2,074,810)	07/01/2007	40
Great American Bldg	ND-Fargo	1,105,516	502,101	1,625,515	35,112	8,461	26,651	2,162,728	(267,813)	02/01/2005	40
Midtown Plaza	ND-Minot	—	30,000	1,207,195	5,671		5,671	1,242,866	(232,500)	01/01/2004	40
Premiere Marketing	NE-Norfolk	—	112,338	482,958				595,296	(16,099)	09/07/2011	40
Regis	MN-Edina	9,739,755	2,991,427	7,633,298	—			10,624,726	(772,958)	01/01/2009	40
SSA	MN-St Cloud	—	100,000	2,793,492	6,931		6,931	2,900,423	(403,068)	03/20/2007	20-40
WF Center	MN-Duluth	—	600,000	7,269,743	658,597		658,597	8,528,340	(1,040,810)	07/11/2007	40

Total		$27,784,096	$8,261,450	$50,838,669	$1,704,614	$123,049	$1,581,566	$60,804,734	$(7,139,812)

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Depreciation on latest Income Statement is Computed
Applebee’s-Apple Valley	MN-Apple Valley	$—	$560,200	$1,235,098	$—			$1,795,298	$(61,755)	01/27/2011	40
Applebee’s-Bloomington	MN-Bloomington	—	1,000,000	426,868	—			1,426,868	(30,053)	03/22/2010	40
Applebee’s-Coon Rapids	MN-Coon Rapids	—	750,300	875,028	—			1,625,328	(61,981)	03/09/2010	40
Applebee’s-Savage	MN-Savage	—	690,000	471,240	—			1,161,240	(33,380)	01/01/2010	40
Becker Furniture	MN-Waite Park	—	150,000	2,064,879	—			2,214,879	(335,543)	07/12/2006	40
Buffalo Wild Wings	TX-Austin	—	575,000	1,663,329	1,000		1,000	2,239,329	(104,025)	07/30/2010	40
Burger King	NE-Norfolk	—	—	—	—			—	—	09/07/2011	40
Dairy Queen-Dickinson, ND	ND-Dickinson	748,929	329,000	657,845	—			986,845	(16,446)	01/19/2012	40
Dairy Queen-Moorhead, MN	MN-Moorhead	—	242,862	787,324	1,027	1,027		1,031,213	(32,805)	05/13/2011	40
Mandan-Family Dollar	ND-Mandan	—	116,921	649,086	—			766,007	(33,807)	12/14/2010	40
Mandan-O’Reilly	ND-Mandan	—	164,863	449,198	—			614,061	(23,396)	12/14/2010	40
Walgreens—Batesville, AR	AR-Batesville	6,602,395	472,500	6,404,834	100		100	6,877,434	(560,842)	07/09/2009	40
Walgreens—Fayetteville, AR	AR-Fayetteville	5,077,422	636,350	4,732,147	—			5,368,497	(414,063)	07/09/2009	40
Walgreens—CO	CO-Denver	4,446,837	2,348,726	2,357,606	—			4,706,332	(93,322)	06/14/2011	40
Walgreens—LA	LA-Alexandria	2,225,511	1,090,000	2,971,970	1,250		1,250	4,063,220	(223,508)	12/18/2009	40
Walgreens—MS	MS-Laurel	2,203,210	1,280,000	2,975,414	8,944		8,944	4,264,358	(186,560)	07/30/2010	40
Westpointe Center	ND-Fargo	—	694,877	2,372,365	331,806	141,349	190,457	3,399,048	(491,500)	06/30/2006	40

Total		$21,304,303	$11,101,599	$31,094,232	$344,127	$142,376	$201,751	$42,539,958	$(2,702,983)

Property	Physical Location	Encumbrances	Land	Buildings	Costs Capitalized Subsequent to Acquisition	Land	Buildings	Total	Accumulated Depreciation	Date of Construction or Acquisition	Depreciation on latest Income Statement is Computed
E.V. —Bismarck	ND-Bismarck	$14,956,478	$1,782,141	$19,888,718	$213,762	$213,762		$21,884,621	$(1,628,055)	08/05/2009	40
Total		$14,956,478	$1,782,141	$19,888,718	$213,762	$213,762	$—	$21,884,621	$(1,628,055)

Grand Totals		$208,961,240	$53,494,727	$315,414,069	$10,008,587	$2,216,016	$7,792,572	$378,917,383	$(32,040,084)

			$55,710,742.32	$323,206,640.98
Investment in Affiliates
Banner	ND-Fargo		750,000	8,016,323	91,511	21,508	70,003	8,857,834	(1,141,655)	03/15/2007	40
GF Marketplace	ND-Grand Forks		4,258,584	15,800,825	144,236	134,919	9,317	20,203,645	(3,338,787)	07/01/2003	40

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Articles of Organization of INREIT Real Estate Investment Trust filed December 3, 2002 (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

3.2*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

4.1*	Declaration of Trust on INREIT Real Estate Investment Trust (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

4.2*	Addendum to Declaration of Trust (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

4.3*	First Amended and Restated Declaration of Trust (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

4.4*	Amended and Restated Share Purchase Plan (incorporated by reference to Exhibit 10.2 to the registrant’s current Report on Form 8-K filed with the commission on December 27, 2012)

10.1*	First Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

10.2*	First Amendment and Complete Restatement of Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

10.3*	Second Amendment to the Agreement of Limited Liability Limited Partnership of INREIT properties, LLLP (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

10.4*	Third Amendment to the Agreement of Limited Liability Limited Partnership of INREIT properties, LLLP (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

10.5*	Fourth Amendment to the Agreement of Limited Liability Limited Partnership of INREIT properties, LLLP (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form 10 filed with the Commission on March 10, 2011)

10.6*	Fifth Amendment to the Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP

10.7*	Second Amended and Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-k filed with the Commission on September 27, 2012)

10.8*	Second Amended and Restated Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP (incorporated by reference to Exhibit 10.1 to the registrant’s current Report on Form 8-k filed with the Commission on December 27, 2012)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from INREIT Real Estate Investment Trust’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for years ended December 31, 2012 and 2011; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and; (v) Notes to Consolidated Financial Statements**.

*	Previously filed.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.