Form 10-Q
period 2013-03-31
INREIT Real Estate Investment Trust
filed 2013-05-14
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2013
Common Shares of Beneficial Interest, $0.01 par value per share	5,359,924.084

INREIT REAL ESTATE INVESTMENT TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
	(unaudited)
	(in thousands)
ASSETS
Real estate investments	$368,964	$355,966
Cash and cash equivalents	2,625	4,556
Restricted deposits and funded reserves	4,565	3,471
Investment in unconsolidated affiliates	4,237	4,338
Due from related party	—	337
Receivables	2,744	2,664
Prepaid expenses	654	860
Notes receivable	—	4
Financing costs, less accumulated amortization of $1,705 in 2013 and $1,556 in 2012	2,380	2,436
Assets held for sale	239	—
Rent incentive, less accumulated amortization of $342 in 2013 and $317 in 2012	1,158	1,183
Intangible assets, less accumulated amortization of $2,864 in 2013 and $2,606 in 2012	9,555	9,135
Other assets	302	145

Total Assets	$397,423	$385,095

LIABILITIES
Mortgage notes payable	$205,171	$208,961
Notes payable	3,711	—
Special assessments payable	1,661	1,644
Dividends payable	3,525	3,395
Due to related party	116	112
Tenant security deposits payable	1,886	1,759
Investment certificates	1,409	1,417
Unfavorable leases, net	1,061	1,191
Accounts payable—trade	114	114
Liabilities related to assets held for sale	7	—
Fair value of interest rate swap	456	492
Deferred insurance proceeds	12	105
Accrued expenses	3,183	2,714

Total Liabilities	$222,312	$221,904

Commitments and Contingencies- Note 17
SHAREHOLDERS’ EQUITY
Noncontrolling interest in operating partnership	121,531	109,166
Beneficial interest	54,036	54,517
Accumulated comprehensive loss	(456)	(492)

Total Shareholders’ Equity	$175,111	$163,191

	$397,423	$385,095

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Income from rental operations
Real estate rental income	$14,253	$12,471
Tenant reimbursements	993	959

	15,246	13,430
Expenses
Expenses from rental operations
Interest	2,800	3,039
Depreciation and amortization	3,019	2,756
Real estate taxes	1,669	1,548
Property management fees	1,180	1,077
Utilities	1,195	1,062
Repairs and maintenance	1,386	1,168
Insurance	243	211

	11,492	10,861
Administration of REIT
Administration expenses	43	45
Advisory fees	345	324
Acquisition and disposition expenses	888	160
Trustee fees	13	7
Legal and accounting	211	188

	1,500	724

Total expenses	12,992	11,585

Income from operations	$2,254	$1,845

(continued on next page)

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended March 31
	2013	2012
	(in thousands, except per share data)
Income from operations	$2,254	$1,845
Other income
Equity in income of unconsolidated affiliates	170	205
Interest income	8	30

	178	235

Income from continuing operations	2,432	2,080
Discontinued operations—Note 18	(2)	(97)

Net income	$2,430	$1,983

Net income attributable to the noncontrolling interest	1,684	1,448
Net income attributable to INREIT
Real Estate Investment Trust	$746	$535

Net income per common share, basic and diluted	$0.14	$0.13

Comprehensive income:
Net income	$2,430	$1,983
Other comprehensive income—increase in fair value of interest rate swap	36	29

Comprehensive income	2,466	2,012
Comprehensive income attributable to noncontrolling interest	1,709	1,469
Comprehensive income attributable to INREIT Real Estate Investment Trust	$757	$543

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Common Shares	Common Shares Amount	Accumulated Earnings (Deficit)	Total Beneficial Interest	Noncontrolling Interest	Accumulated Comprehensive Loss	Total
	(in thousands)
BALANCE, DECEMBER 31, 2011	3,796	$45,010	$(8,873)	$36,137	$108,542	$(453)	$144,226
Issuance of common shares	665	9,132		9,132			9,132
Contribution of assets in exchange for the issuance of noncontrolling interest shares					2,298		2,298
Repurchase of shares	(60)	(756)		(756)			(756)
Dividends declared			(926)	(926)	(2,256)		(3,182)
Dividends reinvested - stock dividend	35	472		472			472
UPREIT units converted to REIT common shares	49	642		642	(642)		—
Syndication costs			(548)	(548)	(9)		(557)
Decrease in fair value of interest rate swap						29	29
Net income			535	535	1,448		1,983

BALANCE, MARCH 31, 2012	4,485	$54,500	$(9,812)	$44,688	$109,381	$(424)	$153,645

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Common Shares	Common Shares Amount	Accumulated Earnings (Deficit)	Total Beneficial Interest	Noncontrolling Interest	Accumulated Comprehensive Loss	Total
	(in thousands)
BALANCE, DECEMBER 31, 2012	5,310	$66,040	$(11,523)	$54,517	$109,166	$(492)	$163,191
Contribution of assets in exchange for the issuance of noncontrolling interest shares					13,559		13,559
Repurchase of shares	(89)	(1,138)		(1,138)			(1,138)
Dividends declared			(1,112)	(1,112)	(2,539)		(3,651)
Dividends reinvested - stock dividend	63	851		851			851
UPREIT units converted to REIT common shares	13	172		172	(172)		—
Syndication costs			—	—	(59)		(59)
Decrease in fair value of interest rate swap						36	36
Distributions paid to noncontrolling interest in consolidated entity					(108)		(108)
Net income			746	746	1,684		2,430

BALANCE, MARCH 31, 2013	5,297	$65,925	$(11,889)	$54,036	$121,531	$(456)	$175,111

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES
Net income	$2,430	$1,983
Adjustments to reconcile net income to net cash from operating activities
Loss on sale of property and equipment	—	88
Equity in income of unconsolidated affiliates	(170)	(205)
Depreciation	2,586	2,364
Amortization	485	393
Effects on operating cash flows due to changes in
Tenant security deposits	(110)	(22)
Due from related party	337	275
Receivables	(81)	88
Prepaid expenses	206	245
Rent incentive	—	(5)
Other assets	(155)	25
Due to related party	4	122
Due to related party for acquisition fees	—	35
Tenant security deposits payable	127	28
Accounts payable	—	68
Accrued expenses	344	234

NET CASH FROM OPERATING ACTIVITIES	6,003	5,716

INVESTING ACTIVITIES
Purchase of real estate investments	(3,092)	(53)
Proceeds from sale of property and equipment	—	350
Investment in unconsolidated affiliates	—	(81)
Distributions received from unconsolidated affiliates	271	500
Real estate tax and insurance escrows	(1,015)	(777)
Replacement reserve escrows	32	(85)
Notes receivable payments received	4	1,554
Deferred insurance proceeds	(94)	—

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	(3,894)	1,408

(Continued on next page)

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
FINANCING ACTIVITIES
Payments for financing costs	(104)	(23)
Payments on investment certificates	(8)	(21)
Proceeds from issuance of mortgage notes payable	4,864	324
Principal payments on mortgage notes payable	(8,654)	(7,333)
Net change in short-term notes payable	3,711	(4,000)
Proceeds from issuance of shares	—	9,132
Proceeds from issuance of shares under optional stock purchase plan	149	—
Repurchase of shares	(1,138)	(755)
Distributions paid to noncontrolling interest in consolidated entity	(108)	—
Dividends paid	(2,693)	(2,474)
Payment of syndication costs	(59)	(429)

NET CASH (USED FOR) FINANCING ACTIVITIES	(4,040)	(5,579)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,931)	1,545
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,556	3,193

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,625	$4,738

SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	2,851	3,084
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	702	472
Dividends declared and not paid	1,112	926
UPREIT distributions declared and not paid	2,539	2,256
UPREIT units converted to REIT common shares	172	642
Acquisition of assets in exchange for the issuance of noncontrolling interest shares in UPREIT	13,559	2,298
Increase in land improvements due to increase in special assessments payable	23	5
Unrealized gain on interest rate swap	(35)	(29)
Acquisition of assets through assumption of debt and property purchased with financing	—	431

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

INREIT previously established an operating partnership (INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, INREIT has management responsibility for all activities of the operating partnership. As of March 31, 2013 and December 31, 2012, INREIT owned approximately 30.5% and 32.3%, respectively, of the operating partnership. The operating partnership is the 100% owner of 25 single asset limited liability companies and the 81.25% owner, the 50% owner, and the 40.26% owner in 3 additional single asset LLLPs or LLCs.

NOTE 2—PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of March 31, 2013 and consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three month periods ended March 31, 2013 and 2012, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2013 and our consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity and our consolidated cash flows for the three month periods ended March 31, 2013 and 2012, as applicable. These adjustments are of a normal recurring nature.

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

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal Business Activity

INREIT is the sole general partner of the operating partnership, which owns and operates the following property:

Residential Property

•	2,575 and 204 units respectively in Fargo and West Fargo, North Dakota.

•	647 units in Grand Forks, North Dakota.

•	470 units in Bismarck, North Dakota.

•	316 units in Omaha, Nebraska.

•	14 units in Hawley, Minnesota.

•	414 units in Eagan, Minnesota.

•	116 units in Moorhead, Minnesota.

•	193 unit assisted living facility in Bismarck, North Dakota.

Commercial Property

•	15,010 square foot office building in Minot, North Dakota.

•	8,000 square foot office building in Norfolk, Nebraska.

•	15,000 square foot office and retail complex in Fargo, North Dakota.

•	28,500 square foot office and retail complex in Fargo, North Dakota.

•	30,200 square foot retail facility in Waite Park, Minnesota.

•	17,000 square foot office building in Fargo, North Dakota.

•	124,306 square foot office complex in Fargo, North Dakota.

•	10,810 square foot office building in St. Cloud, Minnesota.

•	95,961 square foot office building in Duluth, Minnesota.

•	11,973 square foot office building in Fargo, North Dakota.

•	21,492 square foot office building and 1,625 square foot storage area in Grand Forks, North Dakota.

•	102,448 square foot office building in Edina, Minnesota.

•	5,043 square foot restaurant in Bloomington, Minnesota.

•	5,576 square foot restaurant in Coon Rapids, Minnesota.

•	4,936 square foot restaurant in Savage, Minnesota.

•	7,296 square foot restaurant in Austin, Texas.

•	15,400 square foot commercial building in Mandan, North Dakota.

•	4,997 square foot restaurant in Apple Valley, Minnesota.

•	2,712 square foot restaurant in Moorhead, Minnesota.

•	3,510 square foot office building in Moorhead, Minnesota.

•	2,811 square foot restaurant in Dickinson, North Dakota.

•	42,000 square foot retail building in Marshall, Minnesota.

•	17,760 square foot retail building in Dickinson, North Dakota.

•	23,690 square foot retail building in Minot, North Dakota.

•	100,600 square foot office building in Fargo, North Dakota.

•	50,290 square foot retail building in Redwood Falls, Minnesota.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the operating partnership and the following subsidiaries in which the operating partnership has a controlling financial interest, including a partnership in which the operating partnership is the managing member with an 81.25% ownership interest:

Subsidiary	Ownership %	Units/Sq Ft	Location
32nd Avenue INREIT, LLC	100.00%	31,000 Sq Ft	Fargo, ND
Autumn Ridge INREIT, LLC	100.00%	36 units	Grand Forks, ND
Bismarck Interstate INREIT, LLC	100.00%	75,000 Sq Ft	Bismarck, ND
Candlelight Apartments, LLC	100.00%	66 units	Fargo, ND
Eagle Run Apartments, LLP	81.25%	144 units	West Fargo, ND
Grand Forks INREIT, LLC	100.00%	183,000 Sq Ft	Grand Forks, ND
INREIT Alexandria, LLC	100.00%	14,560 Sq Ft	Alexandria, LA
INREIT Batesville, LLC	100.00%	14,820 Sq Ft	Batesville, AR
INREIT BL Bismarck, LLC	100.00%	11,671 Sq Ft	Bismarck, ND
INREIT BL Eau Claire, LLC	100.00%	11,900 Sq Ft	Eau Claire, WI
INREIT BL Grand Forks, LLC	100.00%	13,190 Sq Ft	Grand Forks, ND
INREIT BL Janesville, LLC	100.00%	12,225 Sq Ft	Janesville, WI
INREIT BL Mankato, LLC	100.00%	13,181 Sq Ft	Mankato, MN
INREIT BL Marquette, LLC	100.00%	11,737 Sq Ft	Marquette, MI
INREIT BL Onalaska, LLC	100.00%	12,180 Sq Ft	Onalaska, WI
INREIT BL Oshkosh, LLC	100.00%	12,191 Sq Ft	Oshkosh, WI
INREIT BL Sheboygan, LLC	100.00%	13,230 Sq Ft	Sheboygan, WI
INREIT BL Stevens Point, LLC	100.00%	13,190 Sq Ft	Stevens Point, WI
INREIT Fayetteville, LLC	100.00%	14,550 Sq Ft	Fayetteville, AR
INREIT Fed-3 LLC	100.00%	13,390 Sq Ft	Denver, CO
INREIT Laurel, LLC	100.00%	14,820 Sq Ft	Laurel, MS
INREIT Maple Ridge, LLC	100.00%	168 units	Omaha, NE
INREIT Somerset, LLC	100.00%	75 units	Fargo, ND
INREIT Stonybrook, LLC	100.00%	148 units	Omaha, NE
INREIT Sunset Ridge, LLC	100.00%	179 units	Bismarck, ND
Prairiewood Meadows Apartments, LLC	100.00%	85 units	Fargo, ND
Sierra Ridge, LLC	100.00%	136 units	Bismarck, ND
Sunwood Estates, LLC	100.00%	81 units	Fargo, ND
Terrace on the Green Apartments, LLC	100.00%	116 units	Moorhead, MN
Twin Parks, LLC	100.00%	66 units	Fargo, ND

The consolidated financial statements include 100% of each subsidiary’s assets, liabilities, operations and cash flows, with the interests not owned by the operating partnership reflected as “noncontrolling interests in operating partnership”. All significant intercompany accounts have been eliminated in consolidation.

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider the financial condition of the investment. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three months ended March 31, 2013 and 2012.

Investment in unconsolidated affiliates as of March 31, 2013 consists of the operating partnership’s 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-tenant apartment complex in Bismarck, North Dakota; the operating partnership’s 50.00% interest in a single asset limited liability company which owns a 183,000 square feet of commercial space in Grand Forks, North Dakota; and the operating partnership’s 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial space in Fargo, North Dakota. These investments are not consolidated as the entities do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. The operating partnership and the respective affiliate partners must approve significant decisions about the applicable entities activities. As of March 31, 2013, the unconsolidated affiliates held total assets of $28.2 million and mortgage notes payable of $21.5 million.

The operating partnership holds a 50% interest in the Grand Forks Marketplace Retail Center, located in Grand Forks, North Dakota, through 100% ownership in a limited liability company, which owns a 1/3 interest in the Retail Center, and a 50% ownership in a separate limited liability company, which owns a 1/3 interest in the Retail Center.

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

Furniture and fixtures are stated at cost less accumulated depreciation. All costs associated with the development and construction of real estate investments, including acquisition fees and interest, are capitalized as a cost of the property. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for routine maintenance and repairs, which do not add to the value or extend useful lives, are charged to expense as incurred.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Furniture and fixtures	9 years

Depreciation expense for the three months ended March 31, 2013 and 2012 totaled $2.6 million and $2.4 million, respectively.

Annually, we evaluate our real estate investments for significant operational changes to assess whether any impairment indications are present, including recurring operating losses or significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. There have been no impairment losses during the three month periods ended March 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of March 31, 2013 and December 31, 2012, management determined that no allowance was necessary for uncollectible receivables.

Intangible assets

Lease intangibles represent a proportional purchase price allocation of a property acquisition. The lease intangibles represent the estimated value of in-place leases and above-market lease terms. Finite-lived intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined that impairment was unnecessary at March 31, 2013 or December 31, 2012.

Rental Incentives

Rental incentives consist of up-front cash payments to lessees to sign the lease. Rental incentives are amortized against rental income over the term of the lease.

Noncontrolling Interest

Interests in the operating partnership held by limited partners are represented by limited partnership units. The operating partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the operating partnership agreement.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Costs

Financing costs incurred in connection with financing have been capitalized and are being amortized over the life of the financing using the effective interest method.

Syndication Costs

Syndication costs consist of costs paid to attorneys, accountants, and selling agents, related to the raising of capital. Syndication costs are recorded as a reduction to beneficial and noncontrolling interest.

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

We have adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10 Accounting for Income Tax Uncertainties, on January 1, 2009. The implementation of this standard had no impact on the financial statements. As of both the date of adoption and as of March 31, 2013, the unrecognized tax benefit accrual was zero. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2009.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Recent Accounting Pronouncements

As of March 31, 2013, the impact of recent accounting pronouncements is not considered to be material.

Revenue Recognition

Generally, housing units are rented under short-term lease agreements. Generally, commercial space is rented under long-term lease agreements.

We derive over 95% of our revenues from tenant rents and other tenant-related activities. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis, which means that the monthly base rent income according to the terms of our leases with tenants is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $117,000 and

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$51,000 for the three months ended March 31, 2013 and 2012, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of March 31, 2013 and December 31, 2012 was $2.0 million and $1.9 million, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. INREIT had no dilutive potential common shares as of March 31, 2013 or 2012, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2013 and 2012, INREIT’s denominators for the basic and diluted earnings per common share were approximately 5.3 million and 4.1 million, respectively.

Reclassifications

Certain amounts previously reported in our quarterly report ended March 31, 2012 have been reclassified to conform to the 2013 presentation.

NOTE 3—SEGMENT REPORTING

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multi-family and assisted senior living properties. Our commercial properties include retail, office, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and other general and administrative expenses.

The accounting policies of each segment are consistent with those described in Note 2 of this report.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Revenues and Net Operating Income

The revenues and net operating income for these reportable segments are summarized as follows for the three month periods ended March 31, 2013 and 2012, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Three months ended March 31, 2013	Residential	Commercial	Total
(unaudited)	(in thousands)
Income from rental operations	$10,537	$4,709	$15,246
Expenses from rental operations	4,528	1,145	5,673

Net operating income	$6,009	$3,564	$9,573

Interest			2,800
Depreciation and amortization			3,019
Administration of REIT			1,500
Other (income)/expense			(178)

Income from continuing operations			$2,432
Discontinued operations			(2)

Net income			$2,430

Three months ended March 31, 2012	Residential	Commercial	Total
(unaudited)	(in thousands)
Income from rental operations	$9,324	$4,106	$13,430
Expenses from rental operations	3,983	1,083	5,066

Net operating income	$5,341	$3,023	$8,364

Interest			3,039
Depreciation and amortization			2,756
Administration of REIT			724
Other (income)/expense			(235)

Income from continuing operations			$2,080
Discontinued operations			(97)

Net income			$1,983

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Assets and Accumulated Depreciation

As of March 31, 2013 (Unaudited)	Residential	Commercial	Total
	(in thousands)
Property and Equipment	$257,348	$152,982	$410,330
Accumulated Depreciation	(26,893)	(14,473)	(41,366)

	$230,455	$138,509	$368,964

Cash and cash equivalents			2,625
Restricted deposits and funded reserves			4,565
Investment in unconsolidated affiliates			4,237
Receivables and other assets			3,700
Financing costs, less accumulated amortization			2,380
Assets held for sale			239
Rent incentive, less accumulated amortization			1,158
Intangible assets, less accumulated amortization			9,555

Total Assets			$397,423

As of December 31, 2012	Residential	Commercial	Total
	(in thousands)
Property and Equipment	$245,494	$149,252	$394,746
Accumulated Depreciation	(25,138)	(13,642)	(38,780)

	$220,356	$135,610	$355,966

Cash and cash equivalents			4,556
Restricted deposits and funded reserves			3,471
Investment in unconsolidated affiliates			4,338
Receivables and other assets			4,010
Financing costs, less accumulated amortization			2,436
Rent incentive, less accumulated amortization			1,183
Intangible assets, less accumulated amortization			9,135

Total Assets			$385,095

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—PROPERTY AND EQUIPMENT

As of March 31, 2013 (unaudited)	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$25,945	$30,621	$56,566
Building and improvements	216,341	120,894	337,235
Furniture and fixtures	15,062	1,467	16,529

	257,348	152,982	410,330
Less accumulated depreciation	(26,893)	(14,473)	(41,366)

	$230,455	$138,509	$368,964
Less: property and equipment included in assets held for sale	—	239	239

	$230,455	$138,748	$369,203

As of December 31, 2012	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$25,187	$30,524	$55,711
Building and improvements	205,945	117,261	323,206
Furniture and fixtures	14,362	1,467	15,829

	245,494	149,252	394,746
Less accumulated depreciation	(25,138)	(13,642)	(38,780)

	$220,356	$135,610	$355,966

NOTE 5—HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we have entered into interest rate swaps in the amount of $1.3 million and $2.4 million to provide a fixed rate of 7.25% and 2.57%, respectively. The swaps mature on April 15, 2020 and December 2017, respectively. The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception. The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of March 31, 2013 and December 31, 2012, we have recorded a liability and other comprehensive loss of $456,000 and $492,000, respectively.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

As of March 31, 2013	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
	(in thousands)
In-place leases	$10,702	$(2,610)	$8,092
Above-market leases	1,717	(254)	1,463
Below-market leases	(1,384)	323	(1,061)

	$11,035	$(2,541)	$8,494

As of December 31, 2012	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
	(in thousands)
In-place leases	$10,034	$(2,375)	$7,659
Above-market leases	1,706	(230)	1,476
Below-market leases	(1,478)	287	(1,191)

	$10,262	$(2,318)	$7,944

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending March 31,	Amount
(in thousands)
2014	$929
2015	929
2016	929
2017	929
2018	929
Thereafter	3,849

$8,494

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of March 31, 2013 was 10.9 years.

NOTE 7—NOTES PAYABLE

We have an $11,000,000 variable rate (1-month LIBOR plus 2.50%) line of credit agreement with Wells Fargo Bank, which expires in November 2013; a $1.0 million variable rate (prime rate less 0.05%) line of credit agreement and a $3.0 million variable rate (prime rate) line of credit agreement with Bremer Bank, which expire in November 2013 and 2014, respectively; and a $2.0 million variable rate (prime rate) line of credit agreement with Bell State Bank and Trust, which expires in June 2013. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; and Fargo, North Dakota, respectively. At March 31, 2013, there was $3.7 million outstanding on the lines of credit, leaving $13.3 million unused under the agreements. At December 31, 2012, there was no balance outstanding on the lines of credit, leaving $17.0 million unused under the agreements. The line of credit agreements may include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of March 31, 2013 and December 31, 2012, we were in compliance with all covenants.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of:

		Interest	Principal Balance At
Maturity Date	Property Name (a)	Rate Per Annum	March 31, 2013	December 31, 2012
			(in thousands)
Residential Properties
October-2017	Auburn II (Arneson)	6.30%	$633	$636
October-2017	Hunter’s Run I (Arneson)	6.30%	304	306
July-2016	Autumn Ridge 3 &4	4.50%	3,408	3,438
January-2016	Autumn Ridge 1 & 2	5.74%	2,911	2,926
December-2013	Bayview	6.73%	2,014	2,032
June-2018	Berkshire	3.75%	323	327
September-2021	Brookfield	3.75%	1,478	1,515
March-2014	Candlelight	5.67%	1,229	1,245
September-2036	Carling Manor	4.40%	548	552
December-2013	Carlton 1–3	5.60%	—	2,189
June-2013	Carlton Place	6.96%	—	1,920
February-2017	Colony Manor	3.63%	845	853
September-2014	Columbia West	7.80%	1,436	1,447
November-2024	Country Club	4.37%	652	663
October-2019	Danbury	5.03%	3,093	3,112
March-2017	Eagle Run	3.95%	4,807	4,838
June-2018	Emerald Court	3.75%	661	669
March-2017	Fairview	3.95%	3,307	3,325
June-2013	Flickertail	6.96%	—	2,823
December-2017	Galleria III	4.75%	642	646
August-2016	Glen Pond	6.30%	16,329	16,405
March-2017	Hunter	3.95%	1,228	1,236
September-2014	Islander	6.00%	501	506
December-2017	Library Lane	6.10%	1,941	1,950
May-2021	Maple Ridge	5.69%	4,398	4,413
March-2017	Maplewood Bend	3.95%	3,490	3,513
September-2017	Oak Court	5.98%	1,885	1,892
February-2017	Parkwood	3.63%	1,242	1,254
January-2014	Pebble Creek	2.57%	2,508	2,530	(c)
June-2018	Prairiewood Courts	3.75%	1,597	1,616
October-2020	Prairiewood Meadows	6.17%	2,418	2,429
December-2013	Richfield/Harrison	6.67%	2,555	2,577
September-2017	Rosegate	5.93%	2,402	2,411
September-2036	Saddlebrook	4.40%	1,128	1,135
August-2019	Sierra Ridge Phase I	5.46%	2,716	2,731
November-2019	Sierra Ridge Phase II	5.92%	3,412	3,429	(b)
October-2022	Somerset	4.01%	3,360	3,375

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Interest	Principal Balance At
		Rate Per	March 31,	December 31,
Maturity Date	Property Name (a)	Annum	2013	2012
			(in thousands)
July-2021	Southgate	5.96%	3,066	3,081
August-2016	Southview III	4.50%	241	242
December-2017	Southview Villages	6.10%	2,122	2,131
April-2015	Stonybrook	5.40%	5,656	5,684
January-2022	Sunset Ridge	4.44%	9,261	9,300
May-2019	Sunview	5.75%	1,253	1,261
April-2023	Sunwood Estates	4.37%	3,064	—
June-2019	Terrace on the Green	6.53%	2,185	2,192
October-2022	Twin Parks	4.01%	2,390	2,400
May-2019	Village	5.75%	1,106	1,112
July-2016	Village Park	6.15%	904	911
June-2018	Westwind	3.75%	368	372
March-2017	Westwood	3.95%	5,183	5,231
July-2013	Willow Park	6.96%	2,507	2,529
June-2015	EV-Bismarck	5.64%	14,784	14,956	(c)

Commercial Properties
September-2017	Guardian Building Products	3.45%	$2,382	$2,404
November-2016	Titan Machinery—Dickinson, ND	4.23%	416	420
April-2017	Titan Machinery—Fargo, ND	4.18%	1,230	1,241
January-2017	Titan Machinery—Marshall, MN	4.55%	2,347	2,366
August-2017	Titan Machinery—Minot, ND	3.29%	1,800	1,816
February-2023	Titan Machinery—Redwood Falls, MN	4.25%	1,797	—
March-2016	Bio-life Properties—ND, MN, WI (9 total)	7.56%	9,671	9,938
December-2016	Bio-life Properties—Marquette, MI	7.06%	1,381	1,421
August-2017	Aetna	5.93%	7,035	7,066
December-2013	CFB	4.00%	2,327	2,342
February-2015	Echelon	4.25%	1,206	1,223
April-2018	Gate City	3.97%	1,076	1,085	(c)
September-2020	Goldmark Office Park	5.33%	5,086	5,224
April-2020	Great American Building	7.25%	1,098	1,106
October-2015	Regis	5.68%	9,686	9,740
April-2017	Dairy Queen—Dickinson, ND	3.63%	739	749
April-2025	Walgreens-Alexandria	5.69%	2,194	2,226
March-2034	Walgreens-Batesville	6.85%	6,568	6,602
June-2021	Walgreens-Colorado	4.50%	4,420	4,447
August-2033	Walgreens-Fayetteville	6.85%	5,049	5,077
October-2024	Walgreens-Laurel	6.07%	2,172	2,202

			$205,171	$208,961

(a)	Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender unless otherwise noted in (b) — (c).
(b)	Mortgage is secured by the property and guaranty of owners.
(c)	Variable rate mortgage notes payable.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The mortgage note agreements may include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of March 31, 2013 and December 31, 2012, we were in compliance with all covenants.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2013 (April 1, 2013 to December 31, 2013)	$14,349
2014	12,055
2015	36,347
2016	33,809
2017	43,711
2018	6,087
Thereafter	58,813

Total Payments	$205,171

NOTE 9—FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable	$205,171	$215,084	$208,961	$221,570
Fair value of interest rate swap	$456	$456	$492	$492

The carrying values shown in the table are included in the consolidated balance sheets under the indicated captions.

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

The guidance requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2013
Fair value of interest rate swap	$—	456	—	$456
December 31, 2012
Fair value of interest rate swap	$—	492	—	$492

Fair value of interest rate swap: The fair value of the interest rate swap is determined using a discounted cash flow analysis on the expected future cash flows of the derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 5.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2013
Mortgage notes payable	$—	—	215,084	$215,084
December 31, 2012
Mortgage notes payable	$—	—	221,570	$221,570

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage notes payable: The Company estimates the fair value of its mortgages and notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.25% to 4.37% and from 4.01% to 4.18% at March 31, 2013 and December 31, 2012, respectively. The fair value of the Company’s matured mortgage payable was determined to be equal to the carrying value of the property because there is no market for a similar debt instrument and the property’s carrying value was determined to be the best estimate of fair value as of March 31, 2013.

NOTE 10—NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of March 31, 2013 and December 31, 2012, outstanding limited partnership units totaled 12.1 million and 11.1 million, respectively. As of March 31, 2013 and 2012, the operating partnership declared distributions of $2.5 million and $2.3 million, respectively, to limited partners to be paid in April 2013 and 2012. Distributions per unit were $0.2100 and $0.2065 during the first three months of 2013 and 2012, respectively.

During the first three months of 2013 and 2012, limited partners exchanged 13,000 and 49,000 limited partnership units for 13,000 and 49,000 INREIT common shares valued at $172,000 and $642,000, respectively, pursuant to redemption requests.

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

NOTE 11—REPURCHASE PLAN

On March 11, 2011, our Board of Trustees approved a repurchase plan that enables our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plan. Originally, the maximum amount of securities that could be repurchased under this plan was $5.0 million, and the repurchase price was fixed at $12.60 per share or unit under the plan.

On June 7, 2012 and December 20, 2012, our Board of Trustees amended and restated our repurchase plan to increase the maximum amount that can be repurchased under the plan to $15 million worth of securities and increased the fixed repurchase price to $12.75 per share or unit under the plan. On March 28, 2013, our Board of Trustees amended the repurchase plan to change the purchase price of shares and units under the plan from $12.75 to $13.00 per share or unit.

We may repurchase securities under the plan if we have sufficient funds to do so. Repurchases may be made quarterly, on a pro rata basis, based on receipt of written repurchase requests. The plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan if it determines to do so is in our best interest.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—BENEFICIAL INTEREST

We are authorized to issue 100.0 million common shares of beneficial interest with $.01 par value and 50.0 million preferred shares with $0.01 par value, which collectively represent the beneficial interest of INREIT. As of March 31, 2013 and December 31, 2012, there were 5.3 million common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.2100 per share and $0.2065 per share for the three months ending March 31, 2013 and 2012, respectively.

NOTE 13—DIVIDEND REINVESTMENT PLAN

Our Board of Trustees approved a dividend reinvestment plan to provide existing holders of our common shares with a convenient method to purchase additional common shares without payment of brokerage commissions, fees or service charges, except brokerage commissions and taxes, if any, when common shares are sold for a participant’s account. On July 20, 2012, we registered with the SEC 2.0 million common shares to be issued under the plan on Form S-3D, which automatically became effective on July 20, 2012.

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional automatic cash purchases of our common shares, not to exceed $5,000 per fiscal quarter or, with our prior approval, in excess of $5,000 per fiscal quarter. The purchase prices per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional automatic cash purchases, as determined by our Board of Trustees. The estimated value per common share was $14.00 from the effective date of the plan through March 31, 2013. Therefore, the purchase price per common share for dividend reinvestments was $13.30 and for additional automatic cash purchases was $14.00 through March 31, 2013. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the three months ended March 31, 2013, 52,000 shares were issued pursuant to dividend reinvestments and 11,000 shares were issued pursuant to additional automatic cash purchases under the plan. In the three months ended March 31, 2012, 35,000 shares were issued pursuant to dividend reinvestments and no shares were issued pursuant to additional automatic cash purchases under the plan.

NOTE 14—RELATED PARTY TRANSACTIONS

Property Management Fee

During the first three months of 2013 and 2012, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed. The management team of GOLDMARK Property Management includes Kenneth Regan and James Wieland. For the three month period ended March 31, 2013 and 2012, we paid management fees of $1.2 million and $1.0 million, respectively, to GOLDMARK Property Management.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Trustee Fees

We paid Trustee fees of $13,000 and $7,000 during the three month periods ended March 31, 2013 and 2012, respectively.

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

Management Fees

During the three months ended March 31, 2013 and 2012, we incurred $345,000 and $324,000 to INREIT Management, LLC, our Advisor, for advisory management fees. As of March 31, 2013 and December 31, 2012, we owed our Advisor $116,000 and $112,000, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During the three months ended March 31, 2013 and 2012, we incurred $408,000 and $68,000, respectively, to our Advisor for acquisition fees. These fees are for performing due diligence on properties acquired. There were no acquisition fees owed to our Advisor as of March 31, 2013 and December 31, 2012, respectively.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Fees

During the three months ended March 31, 2013 and 2012, we incurred $12,000 and $6,000, respectively, in financing fees to our Advisor for loan financing and refinancing activities. There were no financing fees owed to our Advisor as of March 31, 2013 and December 31, 2012.

Disposition Fees

During the three months ended March 31, 2013 and 2012, we incurred $0 and $11,000, respectively, in disposition fees to our Advisor. See Note 18. There were no disposition fees owed to our Advisor as of March 31, 2013 and December 31, 2012, respectively.

Development Fees

We did not incur any development fees during the three months ended March 31, 2013 and 2012, respectively.

Commissions

During the three month period ended March 31, 2013 and 2012, we incurred brokerage fees of $0 and $503,000, respectively, to a broker-dealer benefitting Dale Lian, a shareholder of INREIT and a member of our Advisor. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of March 31, 2013 and December 31, 2012, there were no outstanding brokerage fees owed to Dale Lian or entities benefitting Dale Lian.

During the three month periods ended March 31, 2013 and 2012, we incurred brokerage fees of $59,000 and $8,000, respectively, to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of March 31, 2013 and December 31, 2012, there were no outstanding brokerage fees owed to the broker-dealer.

During the three month periods ended March 31, 2013 and 2012, we incurred real estate commissions of $443,000 and $79,000, respectively, to Goldmark Schlossman Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of March 31, 2013 and December 31, 2012.

Rental Income

During each of the three month periods ended March 31, 2013 and 2012, we received rental income of $45,000 under an operating lease agreement with GOLDMARK Property Management.

During each of the three month periods ended March 31, 2013 and 2012, we received rental income of $10,000 under operating lease agreements with our Advisor.

NOTE 15—RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $10.5 million and $9.3 million for the three months ended March 31, 2013 and 2012, respectively.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial properties are leased to tenants under terms expiring at various dates through 2036. Lease terms often include renewal options. For the three months ended March 31, 2013 and 2012, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $924,000 and $890,000, respectively, totaled $4.7 million and $4.1 million, respectively.

NOTE 16—PROPERTY MANAGEMENT FEES

We have entered into various property management agreements with unrelated management companies. The agreements provide for the payment of property management fees based on a percentage of rental income (generally 5%). During the three month periods ended March 31, 2013 and 2012, we incurred property management fees of $22,000 and $28,000, respectively, to unrelated management companies.

During the three month periods ended March 31, 2013 and 2012, we incurred property management fees of $1.2 million and $1.0 million, respectively, to GOLDMARK Property Management, a related party.

NOTE 17—COMMITMENTS AND CONTINGENCIES

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

Investment in Unconsolidated Affiliates

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit multi-tenant apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2013 and December 31, 2012 of $2.4 million. We owed $977,000 and $983,000 of our respective share of the mortgage loan balance as of March 31, 2013 and December 31, 2012, respectively.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company, which owns a 1/3 interest in the Retail Center, and a 50% ownership in a separate limited liability company, which owns a 1/3 interest in the Retail Center. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at March 31, 2013 and December 31, 2012 of $11.6 million and $11.7 million, respectively. We owed $5.8 million for our respective share of the mortgage loan balance as of March 31, 2013 and December 31, 2012.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The operating partnership owns a 2/3 interest as tenant in common in a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2013 and December 31, 2012 of $7.4 million and $7.5 million, respectively. We owed $5.0 million for our respective share of the mortgage loan balance on March 31, 2013 and December 31, 2012.

NOTE 18—DISCONTINUED OPERATIONS

We report in discontinued operations the results of operations for properties that have either been sold or are classified as held for sale. We also report any gains or losses from the sale of properties in discontinued operations.

Dispositions during the first quarter of 2013

During the first quarter of 2013, there were no dispositions.

Dispositions during the first quarter of 2012

During the first quarter of 2012, the operating partnership sold a 4,500 square foot retail property in Norfolk, Nebraska for approximately $350,000 and recognized a loss of approximately $88,000.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
INCOME FROM RENTAL OPERATIONS	$—	$—
EXPENSES FROM RENTAL OPERATIONS
Interest	—	—
Depreciation and amortization	—	1
Real estate taxes	2
Property management fees	—
Utilities	—
Repairs and maintenance	—
Administrative	—	(1)

	2	—

Administration of REIT
Administrative expenses	—	—
Disposition expenses	—	11
Legal and accounting	—	1

	—	12

Total expenses	2	12

OTHER INCOME
Interest income	—	3

	—	3
LOSS FROM DISCONTINUED OPERATIONS BEFORE LOSS ON SALE	(2)	(9)
LOSS ON SALE OF DISCONTINUED OPERATIONS	—	(88)

LOSS FROM DISCONTINUED OPERATIONS	$(2)	$(97)

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—BUSINESS COMBINATIONS AND ACQUISITIONS

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

The total value allocable to intangible assets acquired, which consists of unamortized lease origination costs, in-place leases and tenant relationships, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease, our overall relationship with that respective tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.

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

Purchases during the first quarter of 2013

In January 2013, the operating partnership purchased a 33,000 square foot building in Redwood Falls, Minnesota for approximately $4.7 million. The purchase was financed with a combination of a $1.8 million loan, the issuance of limited partnership units valued at approximately $2.6 million and cash.

In February 2013, the operating partnership purchased a 42 unit apartment complex in Fargo, North Dakota for approximately $2.3 million. The purchase was financed with the issuance of limited partnership units valued at approximately $2.3 million. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $499,000.

In February 2013, the operating partnership purchased a 20 unit apartment complex in Fargo, North Dakota for approximately $740,000. The purchase was financed with the issuance of limited partnership units valued at approximately $740,000. The property was purchased from an entity affiliated with Mr. Regan, a related party, who received limited partnership units valued at approximately $129,000.

(Continued on next page)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2013, the operating partnership purchased a 12 unit apartment complex in Fargo, North Dakota for approximately $714,000. The purchase was financed with the combination of a $263,000 loan and the issuance of limited partnership units valued at approximately $471,000. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $100,000.

In February 2013, the operating partnership purchased a 30 unit apartment complex in Fargo, North Dakota for approximately $957,000. The purchase was financed with the combination of a $238,000 loan and the issuance of limited partnership units valued at approximately $751,000. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $229,000.

In February 2013, the operating partnership purchased a 39 unit apartment complex in Fargo, North Dakota for approximately $1.0 million. The purchase was financed with the issuance of limited partnership units valued at approximately $985,000 and cash. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who received cash of $51,000 and limited partnership units valued at approximately $389,000, respectively.

In February 2013, the operating partnership purchased a 15 unit apartment complex in Fargo, North Dakota for approximately $550,000. The purchase was financed with the issuance of limited partnership units valued at approximately $481,000 and cash. The property was purchased from an entity affiliated with Mr. Regan, a related party, who received cash of $69,000 and limited partnership units valued at approximately $110,000.

In February 2013, the operating partnership purchased a 25 unit apartment complex in Fargo, North Dakota for approximately $950,000. The purchase was financed with the combination of a $210,000 loan and the issuance of limited partnership units valued at approximately $772,000. The property was purchased from an entity affiliated with Mr. Regan, a related party, who received cash of $43,000 and limited partnership units valued at approximately $236,000.

In February 2013, the operating partnership purchased a 96 unit apartment complex in Grand Forks, North Dakota for approximately $4.4 million. The purchase was financed with the issuance of limited partnership units valued at approximately $4.4 million. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $828,000.

The following table summarizes the fair value of the assets acquired and liabilities assumed during the three months ended March 31, 2013:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
	(in thousands)
Titan Machinery, Redwood Falls, MN	$3,901	$745	$11	$—	$—	$4,657
44th Street, Fargo, ND	2,310	—	—	—	—	2,310
Forest Avenue, Fargo, ND	740	—	—	—	—	740
Kennedy, Fargo, ND	714	—	—	—	—	714
Pacific Park I, Fargo, ND	957	—	—	—	—	957
Pacific Park II, Fargo, ND	1,036	—	—	—	—	1,036
Pacific Park South, Fargo, ND	550	—	—	—	—	550
Spring, Fargo, ND	950	—	—	—	—	950
Stanford Court, Grand Forks, ND	4,416	—	—	—	—	4,416

	$15,574	$745	$11	$—	$—	$16,330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total consideration given for acquisitions in the first three months of 2013 was completed through issuing approximately $13.6 million in limited partnership units of the operating partnership, valued at $14.00 per unit, and cash of $2.7 million. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

2012 Purchases

In January 2012, the operating partnership purchased a 2,811 square foot restaurant in Dickinson, North Dakota for approximately $1.3 million. The purchase was financed with the issuance of limited partnership units valued at approximately $1.3 million and cash.

In March 2012, the operating partnership purchased a 17,760 square foot implement dealership in Dickinson, North Dakota for approximately $1.4 million. The purchase was financed through the issuance of limited partnership units valued at approximately $959,000, the $431,000 assumption of a mortgage and cash.

In August 2012, the operating partnership purchased 23,690 square foot implement dealership in Minot, North Dakota for $2.6 million with cash.

In August 2012, the operating partnership purchased 2.5 acres of land adjacent to an implement dealership in Dickinson, North Dakota for $400,000 with cash.

In August 2012, the operating partnership purchased approximately 12 acres of development land in Bismarck, North Dakota for $2.4 million with cash.

In August 2012, the operating partnership purchased 100,600 square foot commercial property in Fargo, North Dakota for $3.5 million. The purchase was financed with the issuance of limited partnership units valued at $965,000 and cash.

In September 2012, the operating partnership purchased an 85 unit apartment complex in Fargo, North Dakota for $3.5 million. The purchase was financed through assumption of $2.4 million in mortgage debt and cash.

In September 2012, the operating partnership purchased a 116 unit apartment complex in Moorhead, Minnesota for $3.5 million. The purchase was financed with the issuance of limited partnership units valued at $796,000, the assumption of $2.2 million in mortgage debt and cash.

In October 2012, the operating partnership purchased a 29,800 square foot implement dealership in Fargo, North Dakota for $2.8 million. The purchase was financed through the issuance of limited partnership units valued at approximately $1.5 million, assumption of $1.3 million in mortgage debt and cash.

In November 2012, the operating partnership purchased a 66 unit apartment complex in Fargo, North Dakota for $2.0 million. The purchase was financed through assumption of $1.2 million in mortgage debt and cash.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the assets acquired and liabilities assumed during 2012:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
	(in thousands)
Dairy Queen, Dickinson, ND	$987	$226	$118	$—	$—	$1,331
Titan Machinery, Dickinson, ND	1,450	199	—	(259)	(431)	959
Titan Machinery, Minot, ND	2,272	358	—	—	—	2,630
Land, Dickinson, ND	400	—	—	—	—	400
Land, Bismarck, ND	2,420	—	—	—	—	2,420
Guardian Building, Fargo, ND	3,124	531	—	(206)	—	3,449
Prairiewood Meadows, Fargo, ND	3,450	—	—	—	(2,439)	1,011
Terrace on the Green, Moorhead, MN	3,450	—	—	—	(2,199)	1,251
Titan Machinery—Fargo, ND	2,728	418	—	(325)	(1,251)	1,570
Candlight Apartments—Fargo, ND	1,950	—	—	—	(1,249)	701

	$22,231	$1,732	$118	$(790)	$(7,569)	$15,722

Total consideration given for acquisitions in 2012 was primarily given in the form of cash, which totaled approximately $10.2 million. Acquisitions with total consideration of approximately $5.5 million were completed through issuing limited partnership units in the operating partnership, valued at $14.00 per unit. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The Board of Trustees, acting as general partner for the operating partnership, has determined an estimate of fair value for the limited partnership units issued in the first three months of 2013 and 2012. In determining this value, the board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations. The board also relied on valuation methodologies that are commonly used in the real estate industry, including, among others, a discounted cash flow analysis, which projects a range of estimated future streams of cash flows reasonably likely to be generated by our portfolio of properties, discounts the projected future cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows to a present value.

The board also took into account the estimated value of our other assets and liabilities including a reasonable estimate of our debt obligations. Based on the results of the methodologies, the board determined the fair value of the limited partnership units to be $14.00 per unit for the first three months of 2013 and 2012.

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

Furthermore, in reaching an estimate of the value of the limited partnership units, the board did not include a liquidity discount in order to reflect the fact that the limited partnership units are not currently traded on a national securities exchange; a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party; or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the limited partnership units or INREIT common shares on a national securities exchange or a merger or sale of our portfolio.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—SUBSEQUENT EVENTS

In April 2013, the operating partnership sold land in Fargo, North Dakota for $276,000 and recognized a gain of $42,000.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 30.5% of the operating partnership as of March 31, 2013. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

We use this UPREIT structure to facilitate acquisitions of commercial real estate properties. A sale of property directly to a REIT is generally a taxable transaction to the property seller. However, in an UPREIT structure, if a property seller exchanges the property with one of its operating partnerships in exchange for limited partnership units, the seller may defer taxation of gain in such exchange until the seller resells its limited partnership units or exchanges its limited partnership units for the REIT’s common stock. By offering the ability to defer taxation, we may gain a competitive advantage in acquiring desired properties over other buyers who cannot offer this benefit. In addition, investing in our operating partnership, rather than directly in INREIT, may be more attractive to certain institutional or other investors due to their business or tax structure. If an investor is interested in making a substantial investment in our operating partnership, our structure provides us the flexibility to accommodate different terms for each investment, while applicable tax laws generally restrict a REIT from charging different fee rates among its shareholders. Finally, if our shares become publicly traded, the former property seller may be able to achieve liquidity for his investment in order to pay taxes.

Operating Partnership

Our operating partnership, INREIT Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of commercial properties and multi-family dwellings located principally in the upper and central Midwest United States.

As of March 31, 2013, approximately 57.5% of the properties were apartment communities and senior assisted living communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of March 31, 2013, approximately 42.5% of the properties were comprised of office, retail and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

(Continued on next page)

Our real estate portfolio consisted of 106 properties containing approximately 4,822 apartments, 193 assisted living units and 1.1 million square feet of leasable commercial space as of March 31, 2013. The portfolio has a gross book value of approximately $369.2 million, which includes assets held for sale, and book equity, including noncontrolling interests, of approximately $175.1 million as of March 31, 2013.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the three month period ended March 31, 2013 included elsewhere in this report.

Specific Achievements for the Three Months Ended March 31, 2013

•	Increased revenues from rental operations by $1.8 million or 13.5% compared to same three month period in 2012.

•	Acquired nine (9) properties totaling 50,000 commercial square feet and 279 residential apartment units for a total of $16.3 million.

•	Declared and paid dividends totaling $0.2100 per common share.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

	Three Months Ended March 31, 2013			Three Months Ended March, 2012
	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Real Estate Revenues	$10,537	$4,709	$15,246	$9,324	$4,106	$13,430
Real Estate Expenses
Real Estate Taxes	1,017	651	1,668	960	588	1,548
Property Management Fees	1,110	71	1,181	1,004	73	1,077
Utilities	986	209	1,195	860	202	1,062
Repairs and Maintenance	1,186	200	1,386	947	221	1,168
Insurance	229	14	243	212	(1)	211

Total expenses from operations	4,528	1,145	5,673	3,983	1,083	5,066

Net operating income	$6,009	$3,564	$9,573	$5,341	$3,023	$8,364

Interest			2,800			3,039
Depreciation and amortization			3,019			2,756
Administration of REIT			1,500			724
Other (income)/expense			(178)			(235)

Income from continuing operations			2,432			2,080

Discontinued operations			(2)			(97)

Net Income			$2,430			$1,983

Net Income Attributed to:
Noncontrolling Interest			$1,684			$1,448
INREIT Real Estate Investment Trust			$746			$535
Dividends per share (1)			$0.2100			$0.2065
Earnings per share			$0.14			$0.13

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $15.2 million increased approximately $1.8 million or 13.5% for the three months ended March 31, 2013 in comparison to the same period in 2012. Approximately $1.2 million of the increase in property revenues relates to residential property revenues and $603,000 of the increase in property revenues relates to commercial property revenues.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	31-Mar-13	31-Mar-12
Residential occupancy	98.9%	98.5%
Commercial occupancy	99.4%	96.7%

Residential revenues for the three month period ended March 31, 2013 increased $1.2 million. Approximately $935,000 of the increase was due to residential properties acquired since March 31, 2012. Rental income from residential properties owned for more than one year increased approximately $278,000 in comparison to the same period in 2012. Residential revenues comprised 69.1% of total revenues for the three month period ended March 31, 2013 compared to 69.4% of total revenues for the three month period ended March 31, 2012. The slight decrease is due primarily to the increase in commercial properties.

Commercial revenues for the three month period ended March 31, 2013 increased $603,000. Approximately $424,000 of the increase was due to commercial properties acquired since March 31, 2012. Rental income from commercial properties owned for more than one year increased approximately $179,000 in comparison to the same period in 2012. Commercial revenues comprised 30.9% of the total revenues for the three month period ended March 31, 2013 compared to 30.6% of total revenues for the three month period ended March 31, 2012, primarily because of the increase in commercial properties.

Expenses

Residential expenses from operations of $4.5 million during the three month period ended March 31, 2013 increased $545,000 or 13.7% in comparison to the same period in 2012. This increase corresponds with a 13.0% increase in residential rental revenues and is attributed to increases in real estate tax expense, property management fees, utilities and insurance expense, all of which increased principally because of the increase in number of residential properties owned during the three month period ended March 31, 2013 versus the same period in 2012.

Commercial expenses from operations of $1.1 million during the three month period ended March 31, 2013 increased slightly in comparison to the same period in 2012, which corresponds to the increase in commercial revenues.

Interest expense of $2.8 million during the three month period ended March 31, 2013 decreased $240,000 in comparison to the same period in 2012. Interest expense was approximately 18.4% and 22.6% of rental income for three month periods ended March 31, 2013 and 2012, respectively. The decrease of interest expense as a percentage of rental income during the three month period ended March 31, 2013 was a result of lower interest rates for mortgage notes payable during this period in 2013 compared to the same period in 2012, reduced mortgage indebtedness and increased rental revenues from acquired properties unencumbered by mortgages.

Depreciation and amortization expense increased 9.5% from $2.8 million for the three months ended March 31, 2012 to approximately $3.0 million for the three months ended March 31, 2013. The $263,000 increase was primarily a result of depreciation and amortization for the 17 properties added to our portfolio since March 31, 2012. Depreciation and amortization expense as a percentage of rental income for the three month periods ended March 31, 2013 and 2012 was relatively consistent at 19.8% and 20.5%, respectively.

REIT administration expenses increased from $724,000 for the three months ended March 31, 2012 to $1.5 million for the three month periods ended March 31, 2013 due to an increase in acquisition and disposition expenses related to acquisition activity during the 2013 first quarter.

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

Residential NOI increased $668,000 or 12.5% for the three month period ended March 31, 2013 in comparison to the same three month period in 2012 due primarily to acquisition activity in the residential segment. Commercial NOI increased $541,000 or 17.9% for the three month period ended March 31, 2013 in comparison to the same three month period in 2012 due primarily to acquisition activity in the commercial segment.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the three month period ended March 31, 2013

We acquired nine properties for a total of $16.3 million during the first three months of 2013. Total consideration for the acquisitions was the issuance of approximately $13.6 million in limited partnership units of the operating partnership and cash of $2.7 million.

During the first quarter of 2013, there were no dispositions.

2012 Property Acquisitions and Dispositions

We acquired ten properties for a total of $22.2 million during 2012. Total consideration for the acquisitions was the issuance of approximately $5.5 million in limited partnership units of the operating partnership and cash of $10.2 million. We assumed $7.7 million in mortgage notes payable.

We sold two properties for a total of $0.9 million during 2012. We recognized $26,000 gain on the sales.

See Notes 18 and 19 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the three month period ended March 31, 2013 and during 2012.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three month periods ended March 31, 2013 and 2012, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to INREIT to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three Month Period Ending March 31,			Three Month Period Ending March 31,
	2013			2012
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
	(in thousands, except per share data)
Net Income attributable to INREIT Real Estate Investment Trust	$746	5,316	$0.14	$535	4,106	$0.13
Add back:
Noncontrolling Interest—OPU	1,676	11,828		1,444	10,979
Depreciation & Amortization from continuing operations	3,019			2,756
Depreciation & Amortization from discontinued operations	—			1
Pro rata share of unconsolidated affiliate depreciation & amortization	102			99
Loss on depreciable asset sales	—			88
Subtract:
Gains on land and depreciable asset sales	—			—

Funds from operations applicable to common shares and limited partnership units	$5,543	17,144	$0.32	$4,923	15,085	$0.33

Add back:
Acquisition and disposition expenses	888			170

Modified Funds from operations (MFFO)	$6,431	17,144	$0.38	$5,093	15,085	$0.34

(1)	Limited partnership units of the operating partnership may be exchanged for our common shares on a one-for-one basis pursuant to redemption requests. Please see Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Our principal demands for funds will be for the (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends/distributions and repurchases, and (iv) payment of principal and interest on current and any future outstanding indebtedness. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and any repurchase requests to our shareholders and the unit holders of our operating partnership from cash flow from operations; however, we may use other sources to fund dividends/distributions and repurchases, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from cash flow from operations, net proceeds of share offerings and debt proceeds.

Evaluation of Liquidity

We continually evaluate our liquidity and ability to fund future operations, debt obligations and any repurchase requests. As part of our analysis, we consider credit quality of tenants and lease expirations among other factors.

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

Historically, the geographic location of our properties and credit-worthiness of our tenants have resulted in minimal to no property impairments or write-offs on uncollectible rental revenues. We anticipate the trend to continue. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may deteriorate.

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

	For the three months ended March 31,
	2013	2012
	(in thousands)
Net cash flows from operating activities	$6,003	$5,716
Net cash flows from (used for) investing activities	$(3,894)	$1,408
Net cash flows (used for) financing activities	$(4,040)	$(5,579)

Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which is reduced by interest payments, direct leases costs and property-level operating expenses. Property-level operating expenses consist primarily of property management fees including salaries and wages of property management personnel, utilities, cleaning, repairs, insurance, security and building maintenance costs, and property taxes. Additionally, we incur general and administrative expenses, advisory fees, acquisition and disposition expenses, and financing and development fees.

Net cash provided by operating activities was $6.0 million and $5.7 million for the three months ended March 31, 2013 and 2012, respectively. The funds generated for these periods in 2013 and 2012 were primarily from property operations of our real estate portfolio. The increase during the three months ended March 31, 2012 to the same period in 2013 is due to the growth of our real estate portfolio and related, full period, property operations during the three month period ended March 31, 2013.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash used for investing activities was $3.9 million for the three months ended March 31, 2013. Net cash from investing activities was $1.4 million for the three months ended March 31, 2012. During this period in 2013, we used cash for the purchase of properties and to pay real estate taxes. During this period in 2012, we received $1.5 million on the payment of a note receivable.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash flows used for financing activities were $4.0 million and $5.6 million for the three months ended March 31, 2013 and 2012, respectively. During this period in 2013, we paid approximately $2.7 million in dividends to shareholders and made mortgage principal payments of approximately $8.7 million. We are currently in the process of increasing one of our lines of credit to approximately $15.0 million, as well as obtaining new and refinanced mortgage notes payable related to two multi family projects for approximately $10.0 million. For the three months ended March 31, 2012, we paid approximately $2.5 million in dividends, reduced mortgage notes payable by approximately $7.3 million, and increased short-term notes payable by $9.1 million.

Cash Resources

At March 31, 2013, our cash resources consisted of cash and cash equivalents totaling approximately $2.6 million. In addition, we had unencumbered properties with a gross book value of $15.0 million, which could potentially be used as collateral to secure additional financing in future periods.

We also have four lines of credit: (i) a $11.0 million line of credit with Wells Fargo Bank secured by an office property in Duluth, Minnesota and four Applebees, (ii) a $1.0 million line of credit and a $3.0 million line of credit with Bremer Bank secured by two commercial properties in Moorhead, Minnesota and an office property in St. Cloud, Minnesota and (iii) a $2.0 million line of credit with Bell State Bank and Trust secured by a multifamily property in Fargo, North Dakota. As of March 31, 2013, there was $3.7 million outstanding on the lines of credit. As of December 31, 2012, there was no balance outstanding on the lines of credit leaving $17.0 million available. Our cash resources can be used for working capital needs and other commitments.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the three month period ended March 31, 2013, we did not sell any common shares in private placements. During the three month period ended March 31, 2012, we sold 665,000 common shares in private placements. The placement raised gross proceeds of $9.1 million.

During the three month period ended March 31, 2013, we issued limited partnership units valued at approximately $13.6 million in connection with the acquisition of nine properties.

During the three month period ended March 31, 2012, we issued limited partnership units valued at approximately $2.3 million in connection with the acquisitions of two properties.

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

The operating partnership did not issue any common shares during the three month period ended March 31, 2013.

Repurchases of Securities

Set forth below is information regarding common shares repurchased during the three months ended March 31, 2013:

Period	Total Number of Common Shares and Units Repurchased		Average Price Paid per Common Share/Unit	Total Number of Shares and Units Repurchased as Part of Publically Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	31,000	(1)	$12.75	434,000	(1)	$6,116,000
February 1-28, 2013	35,000	(2)	$12.75	469,000	(2)	$5,670,000
March 1-31, 2013	23,000	(3)	$12.75	492,000	(3)	$5,377,000

	89,000

(1)	Consists entirely of shares.
(2)	Includes 29,000 shares repurchased and 463,000 shares repurchased as part of a publically announced plan.
(3)	Includes 15,000 shares repurchased and 478,000 shares repurchased as part of a publically announced plan.

On June 7, 2012, December 20, 2012 and March 28, 2013, our Board of Trustees revised the original Repurchase Plan as previously disclosed in our Registration Statement on Form 10 filed with the SEC on March 11, 2011. The amended and restated Repurchase Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by members of our operating partnership, up to a maximum amount of $15.0 million worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The repurchase price for such shares and units repurchased under the plan was fixed at $12.75 per share or unit, which was increased to $13.00 on March 28, 2013. The repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan if it determines to do so is in our best interest.

Item 6. Exhibits.

Exhibit Number	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101	The following materials from INREIT Real Estate Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended

March 31, 2013 and 2012; (iii) Consolidated Statements of Shareholders’ Equity for three months ended March 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and; (v) Notes to Consolidated Financial Statements**.

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

Dated: May 14, 2013

INREIT REAL ESTATE INVESTMENT TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter J. Winger
Peter J. Winger
Chief Financial Officer
(Principal Financial and Accounting Officer)