Form 10-Q
period 2013-06-30
INREIT Real Estate Investment Trust
filed 2013-08-13
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2013
Common Shares of Beneficial Interest, $0.01 par value per share	5,413,512.616

INREIT REAL ESTATE INVESTMENT TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
	(unaudited)
	(in thousands)
ASSETS
Real estate investments	$383,146	$355,966
Cash and cash equivalents	3,502	4,556
Restricted deposits and funded reserves	6,214	3,471
Investment in unconsolidated affiliates	4,493	4,338
Due from related party	—	337
Receivables	2,847	2,664
Prepaid expenses	437	860
Notes receivable	—	4
Financing costs, less accumulated amortization of $1,865,000 in 2013 and $1,556,000 in 2012	2,435	2,436
Rent incentive, less accumulated amortization of $367,000 in 2013 and $317,000 in 2012	1,133	1,183
Intangible assets, less accumulated amortization of $3,140,000 in 2013 and $2,606,000 in 2012	9,280	9,135
Other assets	359	145

Total Assets	$413,846	$385,095

LIABILITIES
Mortgage notes payable	$215,038	$208,961
Notes payable	6,000	—
Special assessments payable	1,760	1,644
Dividends payable	3,709	3,395
Due to related party	159	112
Tenant security deposits payable	2,001	1,759
Investment certificates	1,117	1,417
Unfavorable leases, less accumulated amortization of $360,000 in 2013 and $287,000 in 2012	1,025	1,191
Accounts payable—trade	356	114
Fair value of interest rate swap	350	492
Deferred insurance proceeds	203	105
Accrued expenses	3,958	2,714

Total Liabilities	235,676	221,904

COMMITMENTS and CONTINGENCIES—Note 17
SHAREHOLDERS’ EQUITY
Noncontrolling interest in operating partnership	124,091	109,166
Beneficial interest	54,429	54,517
Accumulated comprehensive loss	(350)	(492)

Total Shareholders’ Equity	178,170	163,191

	$413,846	$385,095

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Income from rental operations
Real estate rental income	$14,505	$12,466	$28,758	$24,937
Tenant reimbursements	996	914	1,989	1,873

	15,501	13,380	30,747	26,810
Expenses
Expenses from rental operations
Interest	2,756	2,874	5,556	5,913
Depreciation and amortization	3,143	2,736	6,162	5,492
Real estate taxes	1,691	1,546	3,361	3,094
Property management fees	1,254	1,077	2,434	2,154
Utilities	1,077	841	2,272	1,903
Repairs and maintenance	1,515	1,235	2,900	2,404
Insurance	255	221	499	432

	11,691	10,530	23,184	21,392
Administration of REIT
Administrative expenses	100	76	143	120
Advisory fees	356	322	701	646
Acquisition expenses	675	—	1,562	160
Director fees	9	24	22	31
Legal and accounting	129	124	340	312

	1,269	546	2,768	1,269

Total expenses	12,960	11,076	25,952	22,661

Income from operations	$2,541	$2,304	$4,795	$4,149

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)		(in thousands, except per share data)
Income from operations	$2,541	$2,304	$4,795	$4,149
Other income
Equity in income of unconsolidated affiliates	191	191	361	396
Interest income	7	16	15	46

	198	207	376	442
Income from continuing operations	2,739	2,511	5,171	4,591
Discontinued operations	17	98	16	1

Net income	$2,756	$2,609	$5,187	$4,592

Net income attributable to noncontrolling interest	1,922	1,859	3,606	3,307

Net income attributable to INREIT Real Estate Investment Trust	$834	$750	$1,581	$1,285

Net income per common share, basic and diluted	$0.16	$0.16	$0.30	$0.30

Comprehensive income:
Net income	$2,756	$2,609	$5,187	$4,592
Other comprehensive income—(increase) decrease in fair value of interest rate swap	107	(77)	142	(48)

Comprehensive income	2,863	2,532	5,329	4,544
Comprehensive income attributable to noncontrolling interest	1,997	1,804	3,705	3,273

Comprehensive income attributable to INREIT Real Estate Investment Trust	$866	$728	$1,624	$1,271

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

		Common	Accumulated	Total		Accumulated
	Common	Shares	Earnings	Beneficial	Noncontrolling	Comprehensive
	Shares	Amount	(Deficit)	Interest	Interest	Loss	Total
	(in thousands)
BALANCE, DECEMBER 31, 2012	5,310	$66,040	$(11,523)	$54,517	$109,166	$(492)	$163,191
Contribution of assets in exchange for the issuance of noncontrolling interest shares					17,555		17,555
Repurchase of shares/units	(94)	(1,198)		(1,198)	(928)		(2,126)
Dividends			(1,112)	(1,112)	(2,539)		(3,651)
Dividends declared			(1,123)	(1,123)	(2,586)		(3,709)
Dividends reinvested—stock dividend	102	1,363		1,363			1,363
Issuance of shares under optional purchase plan	29	401		401			401
Syndication costs			—	—	(67)		(67)
Decrease in fair value of interest rate swap						142	142
Distributions paid to consolidated real estate entity noncontrolling interests					(116)		(116)
Net income			1,581	1,581	3,606		5,187

BALANCE, JUNE 30, 2013	5,347	$66,606	$(12,177)	$54,429	$124,091	$(350)	$178,170

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES
Net income	$5,187	$4,592
Adjustments to reconcile net income to adjust net cash from operating activities
Gain on sale of real estate investments	(37)	(114)
Loss on sale of real estate investments	—	88
Equity in income of unconsolidated affiliates	(361)	(396)
Depreciation	5,292	4,742
Amortization	909	752
Effects on operating cash flows due to changes in
Tenant security deposits	(211)	(49)
Due from related party	337	195
Receivables	(183)	19
Prepaid expenses	423	359
Other assets	(214)	(46)
Due to related party	47	40
Tenant security deposits payable	242	63
Accounts payable	(37)	46
Accrued expenses	1,244	988

NET CASH FROM OPERATING ACTIVITIES	12,638	11,279

INVESTING ACTIVITIES
Purchase of real estate investments	(15,924)	(456)
Proceeds from sale of real estate investments	276	933
Investment in unconsolidated affiliates	(213)	(81)
Distributions received from unconsolidated affiliates	420	640
Real estate tax, insurance and replacement reserve escrows	(2,533)	(1,928)
Notes receivable payments received	4	1,567
Payments for earnest money deposits	—	(1,950)
Deferred insurance proceeds	98	—

NET CASH FROM (USED FOR) INVESTING ACTIVITIES	(17,872)	(1,275)

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

(Continued)

	2013	2012
FINANCING ACTIVITIES
Payments for financing costs	—	(36)
Payments on investment certificates	(300)	(25)
Principal payments on special assessments payable	(6)	(1)
Proceeds from issuance of mortgage notes payable	19,010	1,091
Principal payments on mortgage notes payable	(12,934)	(10,664)
Net change in short-term notes payable	6,001	(3,450)
Proceeds from issuance of shares	—	10,526
Proceeds from issuance of shares under optional purchase plan	401	—
Repurchase of shares	(2,126)	(1,852)
Distributions paid	(5,799)	(5,070)
Payment of syndication costs	(67)	(567)

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	4,180	(10,048)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,054)	(44)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,556	3,193

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,502	$3,149

SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$5,618	$6,018

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Distributions reinvested	$1,363	$1,058
Distributions declared and not paid	1,123	950
UPREIT distributions declared and not paid	2,586	2,262
UPREIT units converted to REIT common shares	0	341
Acquisition of assets in exchange for the issuance of noncontrolling interest shares in UPREIT	17,555	2,298
Increase in land improvements due to increase in special assessments payable	122	17
Unrealized (gain) loss on interest rate swap	(142)	48
Acquisition of assets through assumption of debt and property purchased with financing	—	431
Acquisition of assets with accounts payable	282	—

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

INREIT previously established an operating partnership (INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, INREIT has management responsibility for all activities of the operating partnership. As of June 30, 2013 and December 31, 2012, INREIT owned approximately 30.3% and 32.3%, respectively, of the operating partnership. The operating partnership is the 100% owner of 31 single asset limited liability companies and the 81.25% owner, and the 40.26% owner in 2 additional single asset LLPs or LLCs.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2013 and consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three and six month periods ended June 30, 2013 and 2012, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2013 and our consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity and our consolidated cash flows for the three and six month periods ended June 30, 2013 and 2012, as applicable. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of INREIT, INREIT Properties, LLLP, 31 single asset limited liability companies and a single asset LLC that the operating partnership is the 81.25% owner. All significant intercompany transactions and balances have been eliminated in consolidation.

Additionally, we evaluate the need to consolidate affiliates based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether we have a requirement to consolidate the accounts of an entity, management considers factors such as our ownership interest, our authority to make decisions and contractual and substantive participating rights of the limited partners and shareholders, as well as whether the entity is a variable interest entity (VIE) for which we have both a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

Principal Business Activity

INREIT currently owns directly and indirectly 114 properties. The trust’s residential properties are located in North Dakota, Minnesota, and Nebraska and are principally multi-family and assisted senior living apartment buildings. The trust owns 47 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, restaurant and medical properties. Presently, the trust’s mix of properties are 58.7% residential and 41.3% commercial and total $383 million at June 30, 2013.

Residential Property	Location	No. of Properties	Units
	North Dakota	61	4,388
	Minnesota	4	676
	Nebraska	2	316

		67	5,380

Commercial Property	Location	No. of Properties	Sq Ft
	North Dakota	20	808,389
	Arkansas	2	29,370
	Colorado	1	13,390
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	13	382,666
	Mississippi	1	14,820
	Nebraska	1	14,736
	Texas	1	7,296
	Wisconsin	6	74,916

		47	1,371,880

The consolidated financial statements include the accounts of the operating partnership and the following subsidiaries in which the operating partnership has a controlling financial interest, including a partnership in which the operating partnership is the managing member with an 81.25% ownership interest:

Subsidiary	Ownership %	Units/Sq Ft	Location
32nd Avenue INREIT, LLC	100.00%	31,000 Sq Ft	Fargo, ND
Autumn Ridge INREIT, LLC	100.00%	36 units	Grand Forks, ND
Bismarck Interstate INREIT, LLC	100.00%	75,000 Sq Ft	Bismarck, ND
Candlelight Apartments, LLC	100.00%	66 units	Fargo, ND
Eagle Run Apartments, LLP	81.25%	144 units	West Fargo, ND
Flickertail Apartments, LLC	100.00%	180 units	Fargo, ND
Grand Forks INREIT, LLC	100.00%	183,000 Sq Ft	Grand Forks, ND
INREIT Alexandria, LLC	100.00%	14,560 Sq Ft	Alexandria, LA
INREIT Batesville, LLC	100.00%	14,820 Sq Ft	Batesville, AR
INREIT BL Bismarck, LLC	100.00%	11,671 Sq Ft	Bismarck, ND
INREIT BL Eau Claire, LLC	100.00%	11,900 Sq Ft	Eau Claire, WI
INREIT BL Grand Forks, LLC	100.00%	13,190 Sq Ft	Grand Forks, ND
INREIT BL Janesville, LLC	100.00%	12,225 Sq Ft	Janesville, WI
INREIT BL Mankato, LLC	100.00%	13,181 Sq Ft	Mankato, MN

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

Subsidiary	Ownership %	Units/Sq Ft	Location
INREIT BL Marquette, LLC	100.00%	11,737 Sq Ft	Marquette, MI
INREIT BL Onalaska, LLC	100.00%	12,180 Sq Ft	Onalaska, WI
INREIT BL Oshkosh, LLC	100.00%	12,191 Sq Ft	Oshkosh, WI
INREIT BL Sheboygan, LLC	100.00%	13,230 Sq Ft	Sheboygan, WI
INREIT BL Stevens Point, LLC	100.00%	13,190 Sq Ft	Stevens Point, WI
INREIT Fayetteville, LLC	100.00%	14,550 Sq Ft	Fayetteville, AR
INREIT Fed-3 LLC	100.00%	13,390 Sq Ft	Denver, CO
INREIT Laurel, LLC	100.00%	14,820 Sq Ft	Laurel, MS
INREIT Maple Ridge, LLC	100.00%	168 units	Omaha, NE
INREIT Stonybrook, LLC	100.00%	148 units	Omaha, NE
INREIT Sunset Ridge, LLC	100.00%	179 units	Bismarck, ND
Prairiewood Meadows Apartments, LLC	100.00%	85 units	Fargo, ND
Sierra Ridge, LLC	100.00%	136 units	Bismarck, ND
Somerset, LLC	100.00%	75 units	Fargo, ND
Sunwood Estates, LLC	100.00%	81 units	Fargo, ND
Terrace on the Green Apartments, LLC	100.00%	116 units	Moorhead, MN
Twin Parks, LLC	100.00%	66 units	Fargo, ND
Willow Park Apartments, LLC	100.00%	102 units	Fargo, ND

The consolidated financial statements include 100% of each subsidiary’s assets, liabilities, operations and cash flows, with the interests not owned by the operating partnership reflected as “noncontrolling interests in operating partnership”. All significant intercompany accounts have been eliminated in consolidation.

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider the financial condition of the investment. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three and six months ended June 30, 2013 and 2012.

Investment in unconsolidated affiliates as of June 30, 2013 consists of the operating partnership’s 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-tenant apartment complex in Bismarck, North Dakota; the operating partnership’s 100.00% interest in a single asset limited liability company which holds a 50.00% interest in a 183,000 square feet of commercial space in Grand Forks, North Dakota; and the operating partnership’s 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial space in Fargo, North Dakota. These investments are not consolidated as the entities do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. The operating partnership and the respective affiliate partners must approve significant decisions about the applicable entities activities. As of June 30, 2013, the unconsolidated affiliates held total assets of $28.7 million and mortgage notes payable of $21.3 million.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

Real Estate Investments

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

Depreciation expense for the three months ended June 30, 2013 and 2012 totaled $2.7 million and $2.4 million, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 totaled $5.3 million and $4.7 million, respectively.

Each reporting period, we evaluate our real estate investments for significant operational changes to assess whether any impairment indications are present, including recurring operating losses or significant adverse changes in legal factors or business climate that affect the recovery of the recorded value. If any real estate investment is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. There have been no impairment losses during the six month periods ended June 30, 2013 and 2012, respectively.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of June 30, 2013 and December 31, 2012, management determined that no allowance was necessary for uncollectible receivables.

Rental Incentives

Rental incentives consist of up-front cash payments to lessees to sign the lease. Rental incentives are amortized against rental income over the term of the lease.

Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases and above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined that no impairment charges were necessary at June 30, 2013.

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

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

We intend to continue to qualify as a REIT and, as such, will not be taxed on the portion of the income that is distributed to the shareholders. In addition, we intend to distribute all of our taxable income; therefore, no provisions or liabilities for income taxes have been recorded in the financial statements.

INREIT conducts its business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through its Operating Partnership. The Operating Partnership is organized as a limited liability limited partnership. Income or loss is allocated to the partners in accordance with the provisions of the Internal Revenue Code 704(b) and 704(c). UPREIT status allows non-recognition of gain by an owner of appreciated real estate if that owner contributes the real estate to a partnership in exchange for partnership interest. The conversion of partnership interest to shares of beneficial interest in the REIT will be a taxable event to the limited partner.

We have adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10 Accounting for Income Tax Uncertainties, on January 1, 2009. The implementation of this standard had no impact on the financial statements. As of both the date of adoption and as of June 30, 2013, the unrecognized tax benefit accrual was zero. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2009.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Recent Accounting Pronouncements

As of June 30, 2013, the impact of recent accounting pronouncements is not considered to be material.

Revenue Recognition

Generally, housing units are rented under short-term lease agreements. Generally, commercial space is rented under long-term lease agreements.

We derive over 95% of our revenues from tenant rents and other tenant-related activities. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $109,000 and $81,000 for the three months ended June 30, 2013 and 2012, respectively. The straight-line rent adjustment increased revenue by $226,000 and $133,000 for the six months ended June 30, 2013 and 2012, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of June 30, 2013 and December 31, 2012 was $2.1 million and $1.9 million, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. INREIT had no dilutive potential common shares as of June 30, 2013 or 2012, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

For the three months ended June 30, 2013 and 2012, INREIT’s denominators for the basic and diluted earnings per common share were approximately 5.4 million and 4.5 million, respectively. For the six months ended June 30, 2013 and 2012, INREIT’s denominators for the basic and diluted earnings per common share were approximately 5.3 million and 4.3 million, respectively.

Reclassifications

Certain amounts previously reported in our quarterly report ended June 30, 2012 have been reclassified to conform to the 2013 presentation.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for these reportable segments are summarized as follows for the three and six month periods ended June 30, 2013 and 2012, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Three months ended June 30, 2013	Residential	Commercial	Total
(unaudited)	(in thousands)
Income from rental operations	$10,829	$4,672	$15,501
Expenses from rental operations	4,658	1,134	5,792

Net operating income	$6,171	$3,538	9,709

Interest			2,756
Depreciation and amortization			3,143
Administration of REIT			1,269
Other (income)/expense			(198)

Income from continuing operations			2,739
Discontinued operations			17

Net income			$2,756

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

Three months ended June 30, 2012	Residential	Commercial	Total
(unaudited)	(in thousands)
Income from rental operations	$9,318	$4,062	$13,380
Expenses from rental operations	3,883	1,037	4,920

Net operating income	$5,435	$3,025	8,460

Interest			2,874
Depreciation and amortization			2,736
Administration of REIT			546
Other (income)/expense			(207)

Income from continuing operations			2,511
Discontinued operations			98

Net income			$2,609

Six months ended June 30, 2013	Residential	Commercial	Total
(unaudited)	(in thousands)
Income from rental operations	$21,230	$9,517	$30,747
Expenses from rental operations	9,186	2,280	11,466

Net operating income	$12,044	$7,237	19,281

Interest			5,556
Depreciation and amortization			6,162
Administration of REIT			2,768
Other (income)/expense			(376)

Income from continuing operations			5,171
Discontinued operations			16

Net income			$5,187

Six months ended June 30, 2012	Residential	Commercial	Total
(unaudited)	(in thousands)
Income from rental operations	$18,642	$8,168	$26,810
Expenses from rental operations	7,866	2,121	9,987

Net operating income	$10,776	$6,047	16,823

Interest			5,913
Depreciation and amortization			5,492
Administration of REIT			1,269
Other (income)/expense			(442)

Income from continuing operations			4,591
Discontinued operations			1

Net income			$4,592

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

Segment Assets and Accumulated Depreciation

As of June 30, 2013 (unaudited)	Residential	Commercial	Total
	(in thousands)
Real estate investments	$251,013	$176,205	$427,218
Accumulated depreciation	(26,410)	(17,662)	(44,072)

	$224,603	$158,543	383,146

Cash and cash equivalents			3,502
Restricted deposits and funded reserves			6,214
Investment in unconsolidated affiliates			4,493
Receivables and other assets			3,643
Financing costs, less accumulated amortization			2,435
Rent incentive, less accumulated amortization			1,133
Intangible assets, less accumulated amortization			9,280

Total Assets			$413,846

As of December 31, 2012	Residential	Commercial	Total
	(in thousands)
Real estate investments	$245,494	$149,252	$394,746
Accumulated depreciation	(25,138)	(13,642)	(38,780)

	$220,356	$135,610	355,966

Cash and cash equivalents			4,556
Restricted deposits and funded reserves			3,471
Investment in unconsolidated affiliates			4,338
Receivables and other assets			4,010
Financing costs, less accumulated amortization			2,436
Rent incentive, less accumulated amortization			1,183
Intangible assets, less accumulated amortization			9,135

Total Assets			$385,095

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 4—REAL ESTATE INVESTMENTS

As of June 30, 2013 (unaudited)	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$25,369	$32,642	$58,011
Building and improvements	210,429	140,967	351,396
Furniture and fixtures	14,893	2,596	17,489
Construction in progress	322	—	322

	251,013	176,205	427,218
Less accumulated depreciation	(26,410)	(17,662)	(44,072)

	$224,603	$158,543	$383,146

As of December 31, 2012	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$25,187	$30,524	$55,711
Building and improvements	205,945	117,261	323,206
Furniture and fixtures	14,362	1,467	15,829

	245,494	149,252	394,746
Less accumulated depreciation	(25,138)	(13,642)	(38,780)

	$220,356	$135,610	$355,966

Construction in progress consists of costs associated with the development of a new residential apartment community which includes four buildings. The project is estimated to cost $16.0 million and is expected to be substantially completed fall 2014. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for the project. See Note 14 for additional information.

NOTE 5—HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we have entered into interest rate swaps in the amount of $1.3 million and $2.4 million to provide a fixed rate of 7.25% and 2.57%, respectively. The swaps mature on April 2020 and December 2017, respectively. The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception.

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of June 30, 2013 and December 31, 2012, we have recorded a liability and other comprehensive loss of $350,000 and $492,000, respectively.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 6—LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	Lease	Accumulated	Lease
As of June 30, 2013 (unaudited)	Intangibles	Amortization	Intangibles, net
	(in thousands)
In-place leases	$10,702	$(2,862)	$7,840
Above-market leases	1,717	(277)	1,440
Below-market leases	(1,384)	359	(1,025)

	$11,035	$(2,780)	$8,255

As of December 31, 2012	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
	(in thousands)
In-place leases	$10,034	$(2,375)	$7,659
Above-market leases	1,706	(230)	1,476
Below-market leases	(1,478)	287	(1,191)

	$10,262	$(2,318)	$7,944

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending June 30,	Amount
(in thousands)
2014	$944
2015	944
2016	944
2017	944
2018	944
Thereafter	3,535

$8,255

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of June 30, 2013 was 11.0 years.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 7—NOTES PAYABLE

We have an $11.0 million variable rate (1-month LIBOR plus 2.50%) line of credit agreement with Wells Fargo Bank, which expires in November 2013; a $1.0 million variable rate (prime rate) unsecured line of credit agreement and a $3.0 million variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expire in November 2013 and 2014, respectively; and a $2.0 million variable rate (prime rate) line of credit agreement with Bell State Bank & Trust, which expires in June 2014. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; Minneapolis/St. Paul, Minnesota, Moorhead, MN and Fargo, North Dakota, respectively. At June 30, 2013, there was $6.0 million outstanding on the lines of credit, leaving $11.0 million unused under the agreements. At December 31, 2012, there was no balance outstanding on the lines of credit, leaving $17.0 million unused under the agreements. The line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios. As of June 30, 2013 and December 31, 2012, we were in compliance with all covenants.

Subsequent to June 30, 2013, the Wells Fargo Bank line of credit agreement was amended to increase the line by $4.0 million, to $15.0 million variable rate (1-month LIBOR plus 2.35%), and extend the maturity to July 2015.

NOTE 8—MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of:

		Interest	Principal Balance At
Maturity Date	Property Name (a)	Rate Per Annum	June 30, 2013	December 31, 2012
			(in thousands)
Residential Properties
October-2017	Auburn II (Arneson)	6.30%	$630	$636
October-2017	Hunter’s Run I (Arneson)	6.30%	303	306
July-2016	Autumn Ridge 3 &4	4.50%	3,378	3,438
January-2016	Autumn Ridge 1 & 2	5.74%	2,897	2,926
December-2013	Bayview	6.73%	1,996	2,032
June-2018	Berkshire	3.75%	319	327
September-2021	Brookfield	3.75%	1,441	1,515
March-2014	Candlelight	5.67%	1,218	1,245
September-2036	Carling Manor	4.40%	545	552
December-2013	Carlton 1—3	5.60%	—	2,189
June-2013	Carlton Place	6.96%	—	1,920
February-2017	Colony Manor	3.63%	838	853
September-2014	Columbia West	7.80%	1,425	1,447
November-2024	Country Club	4.37%	642	663
October-2019	Danbury	5.03%	3,075	3,112
March-2017	Eagle Run	3.95%	4,776	4,838
June-2018	Emerald Court	3.75%	653	669
March-2017	Fairview	3.95%	3,290	3,325
June-2023	Flickertail	3.75%	6,000	2,823
June-2020	Forest	4.55%	501	—
December-2017	Galleria III	4.75%	638	646
August-2016	Glen Pond	6.30%	16,253	16,405
March-2017	Hunter	3.95%	1,220	1,236
September-2014	Islander	6.00%	497	506
June-2020	Kennedy	4.55%	546	—

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

		Interest	Principal Balance At
Maturity Date	Property Name (a)	Rate Per Annum	June 30, 2013	December 31, 2012
			(in thousands)
December-2017	Library Lane	6.10%	1,933	1,950
May-2021	Maple Ridge	5.69%	4,383	4,413
March-2017	Maplewood Bend	3.95%	3,468	3,513
September-2017	Oak Court	5.98%	1,878	1,892
June-2020	Pacific Park I	4.55%	813	—
June-2020	Pacific Park II	4.55%	696	—
June-2020	Pacific Park South	4.55%	429	—
February-2017	Parkwood	3.63%	1,231	1,254
January-2014	Pebble Creek	5.72%	2,484	2,530
June-2018	Prairiewood Courts	3.75%	1,578	1,616
October-2020	Prairiewood Meadows	6.17%	2,408	2,429
December-2013	Richfield/Harrison	6.67%	2,532	2,577
September-2017	Rosegate	5.93%	2,392	2,411
September-2036	Saddlebrook	4.40%	1,121	1,135
August-2019	Sierra Ridge Phase I	5.46%	2,700	2,731
November-2019	Sierra Ridge Phase II	5.92%	3,396	3,429
October-2022	Somerset	4.01%	3,346	3,375
July-2021	Southgate	5.96%	3,051	3,081
August-2016	Southview III	4.50%	239	242
December-2017	Southview Villages	6.10%	2,113	2,131
June-2020	Spring	4.55%	663	—
April-2015	Stonybrook	5.40%	5,629	5,684
January-2022	Sunset Ridge	4.44%	9,223	9,300
May-2019	Sunview	5.75%	1,245	1,261
April-2023	Sunwood Estates	4.37%	3,056	—
June-2019	Terrace on the Green	6.53%	2,178	2,192
October-2022	Twin Parks	4.01%	2,380	2,400
May-2019	Village	5.75%	1,099	1,112
July-2016	Village Park	6.15%	897	911
June-2018	Westwind	3.75%	363	372
June-2020	Westwood	4.55%	5,135	5,231
April-2023	Willow Park	3.59%	4,491	2,529
June-2015	EV-Bismarck	2.55%	14,570	14,956
Commercial Properties
September-2017	Guardian Building Products	3.45%	2,361	2,404
November-2016	Titan Machinery—Dickinson, ND	4.23%	413	420
April-2017	Titan Machinery—Fargo, ND	4.18%	1,220	1,241
January-2017	Titan Machinery—Marshall, MN	4.55%	2,327	2,366
August-2017	Titan Machinery—Minot, ND	3.29%	1,783	1,816
February-2023	Titan Machinery—Redwood Falls, MN	4.25%	1,783	—
March-2016	Bio-life Properties—ND, MN, WI (9 total)	7.56%	9,386	9,938
December-2016	Bio-life Properties—Marquette, MI	7.06%	1,341	1,421
August-2017	Aetna	5.93%	7,005	7,066
December-2013	CFB	4.00%	2,311	2,342
February-2015	Echelon	4.25%	1,190	1,223

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

		Interest	Principal Balance At
Maturity Date	Property Name (a)	Rate Per Annum	June 30, 2013	December 31, 2012
			(in thousands)
April-2018	Gate City	3.97%	1,068	1,085
September-2020	Goldmark Office Park	5.33%	4,948	5,224
April-2020	Great American Building	7.25%	1,089	1,106
October-2015	Regis	5.68%	9,634	9,740
April-2017	Dairy Queen—Dickinson, ND	3.63%	729	749
April-2025	Walgreens-Alexandria	5.69%	2,162	2,226
March-2034	Walgreens-Batesville	6.85%	6,532	6,602
June-2021	Walgreens-Colorado	4.50%	4,393	4,447
August-2033	Walgreens-Fayetteville	6.85%	5,021	5,077
October-2024	Walgreens-Laurel	6.07%	2,141	2,202

			$215,038	$208,961

(a)	Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender.
(b)	Variable rate mortgage notes payable.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of June 30, 2013 and December 31, 2012, we were in compliance with all covenants.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2013 (July 1, 2013 to December 31, 2013)	$10,252
2014	12,416
2015	36,722
2016	34,199
2017	44,118
2018	6,511
Thereafter	70,820

Total payments	$215,038

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 9—FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable	$215,038	$221,923	$208,961	$221,570
Fair value of interest rate swaps	$350	$350	$492	$492

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2013
Fair value of interest rate swap	$—	$350	$—	$350
December 31, 2012
Fair value of interest rate swap	$—	$492	$—	$492

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

Fair value of interest rate swap: The fair value of the interest rate swap is determined using a discounted cash flow analysis on the expected future cash flows of the derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 5.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2013
Mortgage notes payable	$—	$—	$221,923	$221,923
December 31, 2012
Mortgage notes payable	$—	$—	$221,570	$221,570

Mortgage notes payable: The Company estimates the fair value of its mortgages and notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.55% to 4.77% and from 4.01% to 4.18% at June 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s matured mortgage payable was determined to be equal to the carrying value of the property because there is no market for a similar debt instrument and the property’s carrying value was determined to be the best estimate of fair value as of June 30, 2013. The Company’s mortgage notes payable are further described in Note 8.

NOTE 10—NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of June 30, 2013 and December 31, 2012, outstanding limited partnership units totaled 12.3 million and 11.1 million, respectively. As of June 30, 2013 and 2012, the operating partnership declared distributions of $2.6 million and $2.3 million, respectively, to limited partners to be paid in July 2013 and 2012. Distributions per unit were $0.4200 and $0.4025 during the first six months of 2013 and 2012, respectively.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

During the first six months of 2013 there were no limited partnership units exchanged for INREIT common shares. During the first six months of 2012, limited partners exchanged 24,000 limited partnership units for 24,000 INREIT common shares valued at $341,000, pursuant to exchange requests.

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

NOTE 11—REPURCHASE PLANS

On March 11, 2011, our Board of Trustees approved repurchase plans that enables our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans. Originally, the maximum amount of aggregate securities that could be repurchased under these plans was $5.0 million, and the repurchase price was fixed at $12.60 per share or unit under the plans.

On June 7, 2012 and December 20, 2012, our Board of Trustees amended and restated our repurchase plans to increase the maximum amount that can be repurchased under the plans to $15 million worth of securities and increased the fixed repurchase price to $12.75 per share or unit under the plans.

On March 28, 2013, our Board of Trustees amended our repurchase plans to increase the maximum amount that can be repurchased under the plan to $20 million worth of securities and increase the fixed repurchase price to $13.00 per share or unit under the plans effective May 16, 2013.

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

NOTE 12—BENEFICIAL INTEREST

We are authorized to issue 100.0 million common shares of beneficial interest with $0.01 par value and 50.0 million preferred shares with $0.01 par value, which collectively represent the beneficial interest of INREIT. As of June 30, 2013 and December 31, 2012, there were 5.3 million common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.4200 per share and $0.4130 per share for the six months ending June 30, 2013 and 2012, respectively.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 13—DIVIDEND REINVESTMENT PLAN

Our Board of Trustees approved a dividend reinvestment plan to provide existing holders of our common shares with a convenient method to purchase additional common shares without payment of brokerage commissions, fees or service charges, except brokerage commissions and taxes, if any, when common shares are sold for a participant’s account. On July 20, 2012, we registered with the Securities Exchange Commission 2.0 million common shares to be issued under the plan on Form S-3D, which automatically became effective on July 20, 2012.

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional automatic cash purchases of our common shares, not to exceed $5,000 per fiscal quarter or, with our prior approval, in excess of $5,000 per fiscal quarter. The purchase prices per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional automatic cash purchases, as determined by our Board of Trustees. The estimated value per common share was $14.00 from the effective date of the plan through June 30, 2013.

Therefore, the purchase price per common share for dividend reinvestments was $13.30 and for additional automatic cash purchases was $14.00 through June 30, 2013. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the six months ended June 30, 2013, 102,000 shares were issued pursuant to dividend reinvestments and 29,000 shares were issued pursuant to additional automatic cash purchases under the plan. In the six months ended June 30, 2012, 80,000 shares were issued pursuant to dividend reinvestments and no shares were issued pursuant to additional automatic cash purchases under the plan.

NOTE 14—RELATED PARTY TRANSACTIONS

Property Management Fee

During the first six months of 2013 and 2012, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed. The management team of GOLDMARK Property Management includes Kenneth Regan and James Wieland. For the six month period ended June 30, 2013 and 2012, we paid management fees of $2.4 million and $2.1 million, respectively, to GOLDMARK Property Management.

Board of Trustee Fees

We paid Trustee fees of $22,000 and $31,000 during the six month periods ended June 30, 2013 and 2012, respectively.

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

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

Management Fees

During the six months ended June 30, 2013 and 2012, we incurred $701,000 and $646,000 to INREIT Management, LLC, our Advisor, for advisory management fees. As of June 30, 2013 and December 31, 2012, we owed our Advisor $121,000 and $112,000, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During the six months ended June 30, 2013 and 2012, we incurred $809,000 and $68,000, respectively, to our Advisor for acquisition fees. These fees are for performing due diligence on properties acquired. There were no acquisition fees owed to our Advisor as of June 30, 2013 and December 31, 2012, respectively.

Financing Fees

During the six months ended June 30, 2013 and 2012, we incurred $48,000 and $8,000, respectively, in financing fees to our Advisor for loan financing and refinancing activities. As of June 30, 2013, we owed our Advisor $9,116 for unpaid financing fees. There were no financing fees owed to our Advisor as of December 31, 2012.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

Disposition Fees

During the six months ended June 30, 2013 and 2012, we incurred $8,000 and $28,000, respectively, in disposition fees to our Advisor. See Note 18. There were no disposition fees owed to our Advisor as of June 30, 2013 and December 31, 2012, respectively.

Development Fees

We did not incur any development fees during the six months ended June 30, 2013 and 2012, respectively.

Commissions

During the six months ended June 30, 2013, there were no brokerage fees incurred to a broker-dealer benefitting Dale Lian, a shareholder of INREIT and a former member of our Advisor. During the six months ended June 30, 2012, we incurred $584,000 of brokerage fees. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of June 30, 2013 and December 31, 2012, there were no outstanding brokerage fees owed to Dale Lian or entities benefitting Dale Lian.

During the six months ended June 30, 2013 and 2012, we incurred brokerage fees of $67,000 and $25,000, respectively, to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of June 30, 2013 and December 31, 2012, there were no outstanding brokerage fees owed to the broker-dealer.

During the six months ended June 30, 2013 and 2012, we incurred real estate commissions of $706,000 and $79,000, respectively, to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of June 30, 2013 and December 31, 2012.

Rental Income

During each of the six months ended June 30, 2013 and 2012, we received rental income of $90,000 under an operating lease agreement with GOLDMARK Property Management.

During the six months ended June 30, 2013, we received rental income of $20,000 under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc. There was no rental income received for the six months ended June 30, 2012.

During each of the six months ended June 30, 2013 and 2012, we received rental income of $21,000 and $21,000 under operating lease agreements with our Advisor.

Construction Costs

During the six months ended June 30, 2013, we incurred construction costs of $322,000, respectively to GOLDMARK Development. There was no construction costs incurred for the six months ended June 30, 2012.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

NOTE 15—RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $21.2 million and $18.6 million for the six months ended June 30, 2013 and 2012, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2036. Lease terms often include renewal options. For the six months ended June 30, 2013 and 2012, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $2.0 and $1.7 million, respectively, totaled $9.5 million and $8.2 million, respectively.

NOTE 16—PROPERTY MANAGEMENT FEES

We have entered into various property management agreements with unrelated management companies. The agreements provide for the payment of property management fees based on a percentage of rental income (generally 5%). During the six month periods ended June 30, 2013 and 2012, we incurred property management fees of $42,000 and $47,000, respectively, to unrelated management companies.

During the six month periods ended June 30, 2013 and 2012, we incurred property management fees of $2.4 million and $2.1 million, respectively, to GOLDMARK Property Management, a related party. The Company’s related party property management fees are further described in Note 14.

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

Investment in Unconsolidated Affiliates

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit multi-tenant apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2013 and December 31, 2012 of $2.4 million. We owed $971,000 and $983,000 of our respective share of the mortgage loan balance as of June 30, 2013 and December 31, 2012, respectively.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at June 30, 2013 and December 31, 2012 of $11.5 million and $11.7 million, respectively. We owed $5.8 million for our respective share of the mortgage loan balance as of June 30, 2013 and December 31, 2012, respectively.

The operating partnership owns a 2/3 interest as tenant in common in a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2013 and December 31, 2012 of $7.4 million and $7.5 million, respectively. We owed $5.0 million for our respective share of the mortgage loan balance on June 30, 2013 and December 31, 2012, respectively.

NOTE 18—DISCONTINUED OPERATIONS

We report in discontinued operations the results of operations for properties that have either been sold or are classified as held for sale. We also report any gains or losses from the sale of properties in discontinued operations.

Dispositions during the second quarter of 2013

During the second quarter of 2013, the operating partnership sold land in Fargo, North Dakota for approximately $276,000 and recognized a gain of approximately $42,000.

Dispositions during the second quarter of 2012

During the first quarter of 2012, the operating partnership sold a 4,500 square foot retail property in Norfolk, Nebraska for approximately $350,000 and recognized a loss of approximately $88,000.

During the second quarter of 2012, the operating partnership sold vacant land in Minot, North Dakota for approximately $583,000 and recognized a gain of approximately $114,000.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

The following table shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three and six months ended June 30, 2013 and 2012:

	Discontinued Operations Three Months Ended June 30,		Discontinued Operations Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Income from rental operations
Real estate rental income	$—	$—	$—	$—
Tenant reimbursements	—	—	—	—

	—	—	—	—
Expenses
Expenses from rental operations
Interest	—	—	—	—
Depreciation and amortization	—	—	—	1
Real estate taxes	—	(1)	1	(1)
Property management fees	—	—	—	—
Utilities	—	—	—	—
Repairs and maintenance	—	—	—	—
Insurance	—	—	—	(1)

	—	(1)	1	(1)
Administration of REIT
Administrative expenses	—	—	—	—
Advisory fees	—	—	—	—
Disposition expenses	25	17	25	28
Director fees	—	—	—	—
Legal and accounting	—	—	—	1

	25	17	25	29

Total expenses	25	16	26	28

Loss from operations	(25)	(16)	(26)	(28)
Other income
Equity in income of unconsolidated affiliates	—	—	—	—
Interest income	—	—	—	3

	—	—	—	3
Loss from discontinued operations before gain on sale	(25)	(16)	(26)	(25)
Gain on sale of discontinued operations	42	114	42	26

Gain from discontinued operations	$17	$98	$16	$1

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

Purchases during the first six months of 2013

In January 2013, the operating partnership purchased a 50,000 square foot implement dealership in Redwood Falls, Minnesota for approximately $4.7 million. The purchase was financed with a combination of a $1.8 million loan, the issuance of limited partnership units valued at approximately $2.6 million and cash.

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

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

In May 2013, the operating partnership purchased a 132 unit apartment complex in Anoka, Minnesota for approximately $11.5 million. The purchase was financed with the issuance of limited partnership units valued at approximately $302,000 and cash.

In June 2013, the operating partnership purchased an 18 unit apartment complex in Fargo, North Dakota for approximately $756,000. The purchase was financed with the issuance of limited partnership units valued at approximately $677,000 and cash. The property was purchased from an entity affiliated with Mr. Regan, related party, who received limited partnership units valued at approximately $151,000.

In June 2013, the operating partnership purchased a 12 unit apartment complex in Bismarck, North Dakota for approximately $636,000. The purchase was financed with the issuance of limited partnership units valued at approximately $636,000. The property was purchased from an entity affiliated with Mr. Regan, related party, who received limited partnership units valued at approximately $159,000.

In June 2013, the operating partnership purchased a 59 unit apartment complex in Fargo, North Dakota for approximately $3.1 million. The purchase was financed with the issuance of limited partnership units valued at approximately $2.4 million and cash. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $691,000 and $627,000, respectively.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

The following table summarizes the fair value of the assets acquired and liabilities assumed during the six months ended June 30, 2013:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
	(in thousands)
Titan Machinery, Redwood Falls, MN	$3,902	$745	$11	$—	$—	$4,658
44th Street, Fargo, ND	2,310	—	—	—	—	2,310
Forest Avenue, Fargo, ND	740	—	—	—	—	740
Kennedy, Fargo, ND	714	—	—	—	—	714
Pacific Park I, Fargo, ND	957	—	—	—	—	957
Pacific Park II, Fargo, ND	1,036	—	—	—	—	1,036
Pacific Park South, Fargo, ND	550	—	—	—	—	550
Spring, Fargo, ND	950	—	—	—	—	950
Stanford Court, Grand Forks, ND	4,416	—	—	—	—	4,416
Dellwood Estates, Anoka, MN	11,500	—	—	—	—	11,500
Arbor Apartments, Bismarck, ND	636	—	—	—	—	636
Granger Court I, Fargo, ND	3,127	—	—	—	—	3,127
Schrock Apartments, Fargo, ND	756	—	—	—	—	756

	$31,594	$745	$11	$—	$—	$32,350

Total consideration given for acquisitions in the first six months of 2013 was completed through issuing approximately $17.6 million in limited partnership units of the operating partnership, valued at $14.00 per unit, and cash of $14.8 million. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

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

In August 2012, the operating partnership purchased a 23,690 square foot implement dealership in Minot, North Dakota for $2.6 million with cash.

In August 2012, the operating partnership purchased 2.5 acres of land adjacent to an implement dealership in Dickinson, North Dakota for $400,000 with cash.

In August 2012, the operating partnership purchased approximately 12 acres of development land in Bismarck, North Dakota for $2.4 million with cash.

In August 2012, the operating partnership purchased a 100,600 square foot commercial property in Fargo, North Dakota for $3.5 million. The purchase was financed with the issuance of limited partnership units valued at $965,000 and cash.

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

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

The following table summarizes the fair value of the assets acquired and liabilities assumed during 2012:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
	(in thousands)
Dairy Queen, Dickinson, ND	$987	$226	$118	$—	$—	$1,330
Titan Machinery, Dickinson, ND	1,450	199	—	(259)	(431)	959
Titan Machinery, Minot, ND	2,272	358	—	—	—	2,630
Land, Dickinson, ND	400	—	—	—	—	400
Land, Bismarck, ND	2,420	—	—	—	—	2,420
Guardian Building, Fargo, ND	3,124	531	—	(206)	—	3,450
Prairiewood Meadows Apts., Fargo, ND	3,450	—	—	—	(2,439)	1,011
Terrace on the Green Apts., Moorhead, MN	3,450	—	—	—	(2,199)	1,251
Titan Machinery—Fargo, ND	2,728	418	—	(325)	(1,251)	1,570
Candlelight Apartments—Fargo, ND	1,950	—	—	—	(1,249)	701

	$22,231	$1,732	$118	$(790)	$(7,569)	$15,722

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

The Board of Trustees, acting as general partner for the operating partnership, has determined an estimate of fair value for the limited partnership units issued in the first six months of 2013 and 2012. In determining this value, the board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations. The board also relied on valuation methodologies that are commonly used in the real estate industry, including, among others, a discounted cash flow analysis, which projects a range of estimated future streams of cash flows reasonably likely to be generated by our portfolio of properties, discounts the projected future cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows to a present value.

The Board also took into account the estimated value of our other assets and liabilities including a reasonable estimate of our debt obligations. Based on the results of the methodologies, the Board determined the fair value of the limited partnership units to be $14.00 per unit for the first six months of 2013 and 2012.

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

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012 (UNAUDITED)

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

NOTE 20—SUBSEQUENT EVENTS

On July 1, 2013, the operating partnership purchased an 82.50% interest in a 61 unit apartment complex in Fargo, North Dakota. The sales price was $3.0 million. The purchase was financed with the issuance of limited partnership units valued at $2.2 million and cash. The interest was purchased from an entity affiliated with Mr. Regan, related party, who received limited partnership units valued at approximately $533,000. The affiliate will be consolidated based on standards set forth in the FASB ASC 810, Consolidation.

On July 15, 2013, the operating partnership received a notice from a tenant to exercise a purchase option for the senior living facility located in Bismarck. The approximate sales price is $24.0 million and it is expected to close the sale on October 1, 2013.

Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

(Continued on next page)

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 30.3% of the operating partnership as of June 30, 2013. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of June 30, 2013, approximately 58.7% of the properties were apartment communities and senior assisted living communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of June 30, 2013, approximately 41.3% of the properties were comprised of office, retail and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

Our real estate portfolio consisted of 114 properties containing approximately 5,187 apartments, 193 assisted living units and 1.3 million square feet of leasable commercial space as of June 30, 2013. The portfolio has a gross book value of approximately $383.1 million, which includes assets held for sale, and book equity, including noncontrolling interests, of approximately $178.1 million as of June 30, 2013.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six month period ended June 30, 2013 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $3.9 million or 14.7% for the six months ended June 30, 2013, compared to same six month period in 2012.

•	Acquired thirteen (13) properties totaling 50,000 commercial square feet and 500 residential apartment units for a total of $32.4 million during the six months ended June 30, 2013.

•	Declared and paid dividends totaling $0.4200 per common share for first and second quarters of 2013.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$10,829	$4,672	$15,501	$9,318	$4,062	$13,380
Real Estate Expenses
Real Estate Taxes	1,048	643	1,691	960	586	1,546
Property Management Fees	1,181	73	1,254	1,012	65	1,077
Utilities	875	202	1,077	659	182	841
Repairs and Maintenance	1,314	201	1,515	1,045	190	1,235
Insurance	241	14	255	207	14	221

Total Real Estate Expenses	4,659	1,133	5,792	3,883	1,037	4,920

Net Operating Income	$6,170	$3,539	$9,709	$5,435	$3,025	$8,460

Interest			2,756			2,874
Depreciation and amortization			3,143			2,736
Administration of REIT			1,269			546
Other (income)/expense			(198)			(207)

Income from continuing operations			2,739			2,511

Discontinued operations			17			98

Net Income			$2,756			$2,609

Net Income Attributed to:
Noncontrolling Interest			$1,922			$1,859
INREIT Real Estate Investment Trust			$834			$750
Dividends per share (1)			$0.2100			$0.2065
Earnings per share			$0.16			$0.16

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $15.5 million increased approximately $2.1 million or 15.8% for the three months ended June 30, 2013 in comparison to the same period in 2012. Approximately $1.5 million of the increase in property revenues relates to residential property revenues and $608,000 of the increase in property revenues relates to commercial property revenues.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	30-Jun-13	31-Mar-13	30-Jun-12	31-Mar-12
Residential occupancy	98.1%	98.9%	98.0%	98.5%
Commercial occupancy	99.3%	99.4%	98.3%	96.7%

Residential revenues for the three month period ended June 30, 2013 increased $1.5 million. Approximately $1.1 million of the increase was due to residential properties acquired since June 30, 2012. Rental income from residential properties owned for more than one year increased approximately $406,000 in comparison to the same period in 2012. Residential revenues comprised 69.9% of total revenues for the three month period ended June 30, 2013 compared to 69.6% of total revenues for the three month period ended June 30, 2012.

Commercial revenues for the three month period ended June 30, 2013 increased $609,000. Approximately $424,000 of the increase was due to commercial properties acquired since June 30, 2012. Rental income from commercial properties owned for more than one year increased approximately $184,000 in comparison to the same period in 2012. Commercial revenues comprised 30.1% of the total revenues for the three month period ended June 30, 2013 compared to 30.4% of total revenues for the three month period ended June 30, 2012.

Expenses

Residential expenses from operations of $4.7 million during the three month period ended June 30, 2013 increased $775,000 or 20.0% in comparison to the same period in 2012. This increase corresponds with a 16.2% increase in residential rental revenues and is attributed to increases in real estate tax expense, property management fees, utilities and insurance expense, all of which increased principally because of the increase in number of residential properties owned during the three month period ended June 30, 2013 versus the same period in 2012.

Commercial expenses from operations of $1.1 million during the three month period ended June 30, 2013 increased slightly in comparison to the same period in 2012, which corresponds to the increase in commercial revenues resulting from the addition of commercial properties acquired since June 30, 2012.

Interest expense of $2.8 million during the three month period ended June 30, 2013 decreased $118,000 in comparison to the same period in 2012. Interest expense was approximately 17.8% and 21.5% of rental income for three month periods ended June 30, 2013 and 2012, respectively. The decrease of interest expense as a percentage of rental income during the three month period ended June 30, 2013 was a result of lower interest rates for mortgage notes payable during this period in 2013 compared to the same period in 2012, reduced mortgage indebtedness and increased rental revenues from acquired properties unencumbered by mortgages.

Depreciation and amortization expense increased 14.9% from $2.7 million for the three months ended June 30, 2012 to approximately $3.1 million for the three months ended June 30, 2013. The $407,000 increase was primarily a result of depreciation and amortization for the 19 properties added to our portfolio since June 30, 2012. Depreciation and amortization expense as a percentage of rental income for the six month periods ended June 30, 2013 and 2012 was relatively consistent at 20.3% and 20.4%, respectively.

REIT administration expenses increased from $546,000 for the six months ended June 30, 2012 to $1.3 million for the three month periods ended June 30, 2013 due to an increase in acquisition and disposition expenses related to acquisition activity during the second quarter of 2013.

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

Residential NOI increased $736,000 or 13.5% for the three month period ended June 30, 2013 in comparison to the same three month period in 2012 due primarily to acquisition activity in the residential segment. Commercial NOI increased $512,000 or 16.9% for the three month period ended June 30, 2013 in comparison to the same three month period in 2012 due primarily to acquisition activity in the commercial segment.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$21,366	$9,381	$30,747	$18,642	$8,168	$26,810
Real Estate Expenses
Real Estate Taxes	2,064	1,297	3,361	1,921	1,173	3,094
Property Management Fees	2,290	144	2,434	2,015	139	2,154
Utilities	1,861	411	2,272	1,519	384	1,903
Repairs and Maintenance	2,499	401	2,900	1,993	411	2,404
Insurance	471	28	499	419	13	432

Total Real Estate Expenses	9,185	2,281	11,466	7,867	2,120	9,987

Net Operating Income	$12,181	$7,100	$19,281	$10,775	$6,048	$16,823

Interest			5,556			5,913
Depreciation and amortization			6,162			5,492
Administration of REIT			2,768			1,269
Other (income)/expense			(376)			(442)

Income from continuing operations			5,171			4,591

Discontinued operations			16			1

Net Income			$5,187			$4,592

Net Income Attributed to:
Noncontrolling Interest			$3,606			$3,307
INREIT Real Estate Investment Trust			$1,581			$1,285
Dividends per share (1)			$0.4200			$0.4130
Earnings per share			$0.30			$0.30

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $30.7 million increased approximately $3.9 million or 14.7% for the six months ended June 30, 2013 in comparison to the same period in 2012. Approximately $2.7 million of the increase in property revenues relates to residential property revenues and $1.2 million of the increase in property revenues relates to commercial property revenues.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	30-Jun-13	31-Dec-12	30-Jun-12	31-Dec-11
Residential occupancy	98.1%	98.8%	98.0%	98.2%
Commercial occupancy	99.3%	99.3%	98.3%	97.4%

Residential revenues for the six month period ended June 30, 2013 increased $2.7 million. Approximately $2.0 million of the increase was due to residential properties acquired since June 30, 2012. Rental income from residential properties owned for more than one year increased approximately $685,000 in comparison to the same period in 2012. Residential revenues comprised 69.5% of total revenues for the six month period ended June 30, 2013 compared to 69.5% of total revenues for the six month period ended June 30, 2012.

Commercial revenues for the six month period ended June 30, 2013 increased $1.2 million. Approximately $858,000 of the increase was due to commercial properties acquired since June 30, 2012. Rental income from commercial properties owned for more than one year increased approximately $352,000 in comparison to the same period in 2012. Commercial revenues comprised 30.5% of the total revenues for the six month period ended June 30, 2013 compared to 30.5% of total revenues for the six month period ended June 30, 2012.

Expenses

Residential expenses from operations of $9.2 million during the six month period ended June 30, 2013 increased $1.3 million or 16.8% in comparison to the same period in 2012. This increase corresponds with a 14.6% increase in residential rental revenues and is attributed to increases in real estate tax expense, property management fees, utilities and insurance expense, all of which increased principally because of the increase in number of residential properties owned during the six month period ended June 30, 2013 versus the same period in 2012.

Commercial expenses from operations of $2.3 million during the six month period ended June 30, 2013 increased slightly in comparison to the same period in 2012, which corresponds to the increase in commercial revenues resulting from the addition of commercial properties acquired since June 30, 2012.

Interest expense of $5.6 million during the six month period ended June 30, 2013 decreased $358,000 in comparison to the same period in 2012. Interest expense was approximately 18.1% and 22.1% of rental income for six month periods ended June 30, 2013 and 2012, respectively. The decrease of interest expense as a percentage of rental income during the six month period ended June 30, 2013 was a result of lower interest rates for mortgage notes payable during this period in 2013 compared to the same period in 2012, reduced mortgage indebtedness and increased rental revenues from acquired properties unencumbered by mortgages.

Depreciation and amortization expense increased 12.2% from $5.5 million for the six months ended June 30, 2012 to approximately $6.2 million for the six months ended June 30, 2013. The $670,000 increase was primarily a result of depreciation and amortization for the 19 properties added to our portfolio since June 30, 2012. Depreciation and amortization expense as a percentage of rental income for the six month periods ended June 30, 2013 and 2012 was relatively consistent at 20.0% and 20.5%, respectively.

REIT administration expenses increased from $1.3 million for the six months ended June 30, 2012 to $2.7 million for the six month periods ended June 30, 2013 due to an increase in acquisition and disposition expenses related to acquisition activity during the first and second quarters of 2013.

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

Residential NOI increased $1.4 or 13.0% for the six month period ended June 30, 2013 in comparison to the same three month period in 2012 due primarily to acquisition activity in the residential segment. Commercial NOI increased $1.0 million or 17.4% for the six month period ended June 30, 2013 in comparison to the same three month period in 2012 due primarily to acquisition activity in the commercial segment.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the six month period ended June 30, 2013

We acquired thirteen properties for a total of $32.4 million during the first six months of 2013. Total consideration for the acquisitions was the issuance of approximately $17.6 million in limited partnership units of the operating partnership and cash of $14.8 million.

We sold land for a total of $276,000 during the first six months of 2013. We recognized a $42,000 gain on the sale.

Property Acquisitions and Dispositions for the year ended 2012

We acquired ten properties for a total of $22.2 million during 2012. Total consideration for the acquisitions was the issuance of approximately $5.5 million in limited partnership units of the operating partnership and cash of $10.2 million. We assumed $7.7 million in mortgage notes payable.

We sold two properties for a total of $0.9 million during 2012. We recognized a $26,000 net gain on the sales.

See Notes 18 and 19 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the six month period ended June 30, 2013 and the year ended 2012.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three and six month periods ended June 30, 2013 and 2012, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to INREIT to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three Month Period Ending June 30,			Three Month Period Ending June 30,
		2013			2012
			Per			Per
		Weighted Avg	Share and		Weighted Avg	Share and
	Amount	Shares and Units(1)	Unit(2)	Amount	Shares and Units(1)	Unit(2)
	(in thousands, except per share data)
Net Income attributable to INREIT Real Estate
Investment Trust	$834	5,353	$0.16	$750	4,546	$0.16
Add back:
Noncontrolling Interest—OPU	1,913	12,155		1,850	10,975
Depreciation & Amortization from continuing operations	3,143			2,736
Depreciation & Amortization from discontinued operations	—			—
Pro rata share of unconsolidated affiliate depreciation & amortization	102			97
Loss on depreciable asset sales	—			—
Subtract:
Gains (loss) on land and depreciable asset sales	(42)			(114)

Funds from operations applicable to common shares and limited partnership units	5,950	17,508	$0.34	5,319	15,521	$0.34

Add back:
Acquisition expenses	700			17

Modified Funds from operations (MFFO)	$6,650	17,508	$0.38	$5,336	15,521	$0.34

(1)	UPREIT Units of the Operating Partnership are exchangeable for shares of beneficial interest on a one-for-one basis pursuant to redemption requests. Please see Note 10 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

	Six Month Period Ended June 30,			Six Month Period Ended June 30,
		2013			2012
			Per			Per
		Weighted Avg	Share and		Weighted Avg	Share and
	Amount	Shares and Units(1)	Unit(2)	Amount	Shares and Units(1)	Unit(2)
	(in thousands, except per share data)
Net Income attributable to INREIT Real Estate
Investment Trust	$1,581	5,334	$0.30	$1,285	4,326	$0.30
Add back:
Noncontrolling Interest—OPU	3,589	11,992		3,294	10,977
Depreciation & Amortization from continuing operations	6,162			5,492
Depreciation & Amortization from discontinued operations	—			1
Pro rata share of unconsolidated affiliate depreciation & amortization	204			196
Loss on depreciable asset sales	—			88
Subtract:
Gains (loss) on land and depreciable asset sales	(42)			(114)

Funds from operations (FFO) applicable to common shares and limited partnership units	11,493	17,326	$0.66	10,242	15,303	$0.67

Add back:
Acquisition expenses	1,588			188

Modified Funds from operations (MFFO)	$13,081	17,326	$0.75	$10,430	15,303	$0.68

(1)	UPREIT Units of the Operating Partnership are exchangeable for shares of beneficial interest on a one-for-one basis pursuant to redemption requests. Please see Note 10 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

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

Historically, the geographic location of our properties and credit-worthiness of our tenants have resulted in minimal to no property impairments or write-offs on uncollectible rental revenues. We currently anticipate the trend to continue. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may deteriorate.

To mitigate credit risk on commercial properties, we have historically looked to invest in assets that we believe are critically important to our tenant’s operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor all of our properties performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.

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

	For the six months ended June 30,
	2013	2012
	(in thousands)
Net cash flows from operating activities	$12,638	$11,279
Net cash flows from (used for) investing activities	$(17,872)	$(1,275)
Net cash flows (used for) financing activities	$4,180	$(10,048)

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

Net cash provided by operating activities was $12.6 million and $11.3 million for the six months ended June 30, 2013 and 2012, respectively. The funds generated for these periods in 2013 and 2012 were primarily from property operations of our real estate portfolio. The increase during the six months ended June 30, 2012 to the same period in 2013 is due to the growth of our real estate portfolio as well as increased income from stabilized property operations during the six month period ended June 30, 2013.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash used for investing activities was $17.8 million and $1.3 million for the six months ended June 30, 2013 and 2012, respectively. In each period, we used cash for the purchase of properties and to pay real estate taxes. In addition, during this period in 2012, we received $1.5 million on the payment of a note receivable.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash flows from financing activities was $4.2 million for the six months ended June 30, 2013. Net cash used for financing activities was $10.0 million for the six months ended June 30, 2012. During this period in 2013, we paid approximately $5.8 million in dividends to shareholders, received proceeds from new mortgage notes payable of approximately $19.0 million, and $6.0 million in short-term notes, and made mortgage principal payments of approximately $12.9 million. For the six months ended June 30, 2012, we paid approximately $5.1 million in dividends, received $10.5 million from the issues of shares, reduced short-term notes by approximately $3.5 million and made mortgage principal payments of approximately $10.7 million.

Cash Resources

At June 30, 2013, our cash resources consisted of cash and cash equivalents totaling approximately $3.5 million. In addition, we had unencumbered properties with a gross book value of $52.9 million, which could potentially be used as collateral to secure additional financing in future periods.

We also have four lines of credit: (i) a $11.0 million line of credit with Wells Fargo Bank secured by an office property in Duluth, Minnesota and four Applebees, which expires November 2013 (ii) a $1.0 million unsecured line of credit and a $3.0 million line of credit with Bremer Bank secured by two commercial properties in Moorhead, Minnesota and an office property in St. Cloud, Minnesota, which expire November 2013 and 2014, respectively and (iii) a $2.0 million line of credit with Bell State Bank and Trust secured by a multifamily property in Fargo, North Dakota, which expires June 2014. As of June 30, 2013, there was $6.0 million outstanding on the lines of credit, leaving $11.0 million available. As of December 31, 2012, there was no balance outstanding on the lines of credit. Our cash resources can be used for working capital needs and other commitments. Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of June 30, 2013, we were in compliance with all covenants. We believe that we have sufficient cash resources to meet these obligations.

Subsequent to June 30, 2013, the Wells Fargo Bank line of credit agreement was amended to increase the line by $4.0 million, to $15.0 million variable rate (1-month LIBOR plus 2.35%), and extend the maturity to July 2015.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the six month period ended June 30, 2013, we did not sell any common shares in private placements. During the six months ended June 30, 2013, we issued 102,000 and 29,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively. The dividend reinvestment plan raised gross proceeds of $1.4 million. During the six months ended June 30, 2012, we sold 764,000 common shares in private placements.

The placement raised gross proceeds of $10.5 million. During the six months ended June 30, 2012, we issued 80,000 common shares under the dividend reinvestment plan and raised gross proceeds of $1.0 million.

During the six month period ended June 30, 2013, we issued limited partnership units valued at approximately $17.6 million in connection with the acquisition of thirteen properties.

During the six month period ended June 30, 2012, we issued limited partnership units valued at approximately $2.3 million in connection with the acquisitions of two properties.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither INREIT nor the operating partnership issued any unregistered securities during the three month period ended June 30, 2013.

Repurchases of Securities

Set forth below is information regarding common shares and limited partnership units repurchased during the three months ended June 30, 2013:

						Shares (and
			Average	Total Number of		Maximum Number (or
	Total Number		Price	Shares and Units		Approximate Dollar Value) of
	of Common		Paid per	Repurchased as Part of		Shares (or Units) that May
	Shares and Units		Common	Publically Announced		Yet Be Purchased Under
Period	Repurchased		Share/Unit	Plans or Programs		the Plans or Programs
April 1-30, 2013	6,000	(1)	$12.75	498,000	(1)	$5,301,000
May 1-15, 2013	41,000	(2)	$12.75	539,000	(2)	$4,778,000
May 16-31, 2013	10,000	(3)	$13.00	549,000	(3)	$9,648,000
June 1-30, 2013	21,000	(4)	$13.00	570,000	(4)	$9,375,000

	78,000

(1)	Includes 4,000 shares repurchased and 482,000 shares repurchased as part of a publically announced repurchase plan.
(2)	Includes 8,000 shares repurchased and 490,000 shares repurchased as part of a publically announced repurchase plan.
(3)	Includes no shares repurchased and 490,000 shares repurchased as part of a publically announced repurchase plan.
(4)	Includes 7,000 shares repurchased and 497,000 shares repurchased as part of a publically announced repurchase plan.

On June 7, 2012, December 20, 2012, and March 28, 2013 our Board of Trustees revised the Share Repurchase Plan. The amended and restated Share Repurchase Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by members of our operating partnership, up to a maximum amount of $20.0 million worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The repurchase price for such shares and units repurchased under the plan was fixed at $12.75 per share or unit, which was increased to $13.00 effective May 16, 2013. The maximum amount of shares and units that may be repurchased was $15.0 million, which was increased to $20.0 million effective May 16, 2013. The repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan at any time if it determines to do so is in our best interest.

Item 6.	Exhibits.

Exhibit Number	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101	The following materials from INREIT Real Estate Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) Consolidated Statements of Shareholders’ Equity for six months ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and; (v) Notes to Consolidated Financial Statements**.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2013

INREIT REAL ESTATE INVESTMENT TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Peter J. Winger
Peter J. Winger
Chief Financial Officer
(Principal Financial and Accounting Officer)