Form 10-Q
period 2013-09-30
INREIT Real Estate Investment Trust
filed 2013-11-13
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2013
Common Shares of Beneficial Interest, $0.01 par value per share	5,474,587.408

INREIT REAL ESTATE INVESTMENT TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
	(unaudited)
	(in thousands)
ASSETS
Real estate investments	$372,181	$355,966
Cash and cash equivalents	3,602	4,556
Restricted deposits and funded reserves	7,705	3,471
Investment in unconsolidated affiliates	4,292	4,338
Due from related party	—	337
Receivables	3,537	2,664
Prepaid expenses	153	860
Notes receivable	—	4
Financing costs, less accumulated amortization of $2,034 in 2013 and $1,556 in 2012	2,747	2,436
Assets held for sale	21,821	—
Rent incentive, less accumulated amortization of $-0- in 2013 and $317 in 2012	—	1,183
Intangible assets, less accumulated amortization of $3,415 in 2013 and $2,606 in 2012	9,004	9,135
Other assets	3,616	145

Total assets	$428,658	$385,095

LIABILITIES
Mortgage notes payable	$213,323	$208,961
Special assessments payable	1,626	1,644
Dividends payable	3,823	3,395
Due to related party	128	112
Tenant security deposits payable	2,127	1,759
Investment certificates	1,038	1,417
Unfavorable leases, less accumulated amortization of $395 in 2013 and $287 in 2012	989	1,191
Accounts payable – trade	538	114
Retainage payable	35	—
Liabilities related to assets held for sale	14,740	—
Fair value of interest rate swap	347	492
Deferred insurance proceeds	14	105
Accrued expenses	5,177	2,714

Total liabilities	243,905	221,904

COMMITMENTS and CONTINGENCIES – Note 17
SHAREHOLDERS’ EQUITY
Noncontrolling interest in operating partnership	130,189	109,166
Beneficial interest	54,911	54,517
Accumulated comprehensive loss	(347)	(492)

Total shareholders’ equity	184,753	163,191

Total liabilities and shareholders’ equity	$428,658	$385,095

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Income from rental operations
Real estate rental income	$14,540	$11,930	$42,219	$35,787
Tenant reimbursements	948	845	2,801	2,580

	15,488	12,775	45,020	38,367
Expenses
Expenses from rental operations
Interest	2,683	2,639	8,036	8,123
Depreciation and amortization	3,047	2,622	8,848	7,752
Real estate taxes	1,697	1,490	4,921	4,440
Property management fees	1,342	1,079	3,776	3,233
Utilities	967	806	3,239	2,709
Repairs and maintenance	1,788	1,422	4,688	3,826
Insurance	359	215	858	647
Loss on impairment of property	226	—	226	—

	12,109	10,273	34,592	30,730
Administration of REIT
Administrative expenses	40	64	183	216
Advisory fees	367	329	1,068	976
Acquisition expenses	620	435	2,182	595
Board of Trustee fees	15	10	38	41
Legal and accounting	115	80	455	360

	1,157	918	3,926	2,188

Total expenses	13,266	11,191	38,518	32,918

Income from operations	$2,222	$1,584	$6,502	$5,449

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)		(in thousands, except per share data)
Income from operations	$2,222	$1,584	$6,502	$5,449
Gain on involuntary conversion	17	—	17	—
Other income
Equity in income of unconsolidated affiliates	243	223	604	619
Interest income	7	15	21	61

	250	238	625	680
Income from continuing operations	2,489	1,822	7,144	6,129
Discontinued operations	265	139	797	425

Net income	$2,754	$1,961	$7,941	$6,554

Net income attributable to noncontrolling interest	1,917	1,354	5,523	4,661

Net income attributable to INREIT Real Estate Investment Trust	$837	$607	$2,418	$1,893

Net income per common share, basic and diluted	$0.16	$0.12	$0.45	$0.42

Comprehensive income:
Net income	$2,754	$1,961	$7,941	$6,554
Other comprehensive income – increase (decrease) in fair value of interest rate swap	2	(16)	145	(64)

Comprehensive income	2,756	1,945	8,086	6,490
Comprehensive income attributable to noncontrolling interest	1,918	1,343	5,623	4,616

Comprehensive income attributable to INREIT Real Estate Investment Trust	$838	$602	$2,463	$1,874

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

	Common Shares	Common Shares Amount	Accumulated Earnings (Deficit)	Total Beneficial Interest	Noncontrolling Interest	Accumulated Comprehensive Loss	Total
	(in thousands)
BALANCE, DECEMBER 31, 2012	5,310	$66,040	$(11,523)	$54,517	$109,166	$(492)	$163,191
Contribution of assets in exchange for the issuance of noncontrolling interest shares					25,109		25,109
Repurchase of shares/units	(121)	(1,547)		(1,547)	(1,531)		(3,078)
Dividends declared			(3,369)	(3,369)	(7,814)		(11,183)
Dividends reinvested – stock dividend	153	2,034		2,034			2,034
Issuance of shares under optional purchase plan	56	789		789			789
UPREIT units converted to REIT common shares	5	69		69	(69)		—
Syndication costs			—	—	(67)		(67)
Increase in fair value of interest rate swap						145	145
Distributions paid to consolidated real estate entity noncontrolling interests					(128)		(128)
Net income			2,418	2,418	5,523		7,941

BALANCE, SEPTEMBER 30, 2013	5,403	$67,385	$(12,474)	$54,911	$130,189	$(347)	$184,753

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES
Net income	$7,941	$6,554
Adjustments to reconcile net income to adjust net cash from operating activities
Gain on sale of real estate, land, other investments and discontinued operations	(37)	(114)
Loss on sale of real estate investments	—	88
Gain on involuntary conversion	(17)	—
Loss on impairment of property	226	—
Equity in income of unconsolidated affiliates	(604)	(619)
Depreciation	8,047	7,155
Amortization	1,370	1,141
Effects on operating cash flows due to changes in
Tenant security deposits	(295)	(104)
Due from related party	337	114
Receivables	(1,074)	(332)
Prepaid expenses	707	570
Other assets	(3,471)	583
Due to related party	16	76
Tenant security deposits payable	368	169
Accounts payable	111	97
Accrued expenses	2,688	2,396

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,313	17,774

INVESTING ACTIVITIES
Purchase of real estate investments	(17,044)	(10,301)
Proceeds from sale of real estate investments	276	933
Proceeds from involuntary conversion	252	—
Contributions to unconsolidated affiliates	(199)	(81)
Distributions received from unconsolidated affiliates	849	795
Real estate tax, insurance and replacement reserve escrows	(3,939)	(3,021)
Notes receivable payments received	4	1,580
Payments for earnest money deposits	—	(150)
Deferred insurance proceeds	(91)	—

NET CASH USED IN INVESTING ACTIVITIES	(19,892)	(10,245)

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
FINANCING ACTIVITIES
Payments for financing costs	—	(164)
Payments on investment certificates	(379)	(72)
Principal payments on special assessments payable	(6)	(1)
Proceeds from issuance of mortgage notes payable	29,054	5,346
Principal payments on mortgage notes payable	(14,838)	(14,581)
Net change in short-term notes payable	—	(3,950)
Proceeds from issuance of shares	—	18,266
Proceeds from issuance of shares under optional purchase plan	789	—
Repurchase of shares/units	(3,078)	(3,659)
Dividends paid	(8,850)	(7,680)
Payment of syndication costs	(67)	(1,158)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,625	(7,653)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(954)	(124)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,556	3,193

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,602	$3,069

SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$8,476	$8,883

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$2,034	$1,661
Dividends declared and not paid	1,134	1,050
UPREIT distributions declared and not paid	2,689	2,285
UPREIT units converted to REIT common shares	69	1,591
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	25,109	4,059
Increase in land improvements due to increase in special assessments payable	147	316
Unrealized (gain) loss on interest rate swap	(145)	64
Acquisition of assets through assumption of debt and property property purchased with financing	4,500	5,070
Acquisition of assets with accounts payable	348	—

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 1 – ORGANIZATION

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

INREIT previously established an operating partnership (INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, INREIT has management responsibility for all activities of the operating partnership. As of September 30, 2013 and December 31, 2012, INREIT owned approximately 29.7% and 32.3%, respectively, of the operating partnership. The operating partnership is the 100% owner of 36 single asset limited liability companies and the 81.25% owner, and the 40.26% owner in 2 additional single asset entities, an LLP and LLC, respectively.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2013 and consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three and nine month periods ended September 30, 2013 and 2012, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our unaudited consolidated financial position as of September 30, 2013 and our unaudited consolidated statements of operations and other comprehensive income, unaudited consolidated statements of shareholders’ equity and our unaudited consolidated statements of cash flows for the three and nine month periods ended September 30, 2013 and 2012, as applicable. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of INREIT, INREIT Properties, LLLP, 36 single asset limited liability companies and a single asset LLC that the operating partnership is the 81.25% owner. All significant intercompany transactions and balances have been eliminated in consolidation.

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

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Principal Business Activity

INREIT currently owns directly and indirectly 116 properties. The trust’s residential properties are located in North Dakota, Minnesota, and Nebraska and are principally multi-family and assisted senior living apartment buildings. The trust owns 47 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, restaurant and medical properties. Presently, the trust’s mix of properties are 65.1% residential and 34.9% commercial (based on cost) and total $372 million at September 30, 2013.

Residential Property	Location	No. of Properties	Units
	North Dakota	62	4,449
	Minnesota	5	827
	Nebraska	2	316

		69	5,592

Commercial Property	Location	No. of Properties	Sq Ft
	North Dakota	20	808,389
	Arkansas	2	29,370
	Colorado	1	13,390
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	13	382,666
	Mississippi	1	14,820
	Nebraska	1	14,736
	Texas	1	7,296
	Wisconsin	6	74,916

		47	1,371,880

The consolidated financial statements include the accounts of the operating partnership and the following subsidiaries in which the operating partnership has a controlling financial interest, including a partnership in which the operating partnership is the managing member with an 81.25% ownership interest:

Subsidiary	Ownership %	Units/Sq Ft	Location
32nd Avenue INREIT, LLC	100.00%	31,000 Sq Ft	Fargo, ND
Autumn Ridge INREIT, LLC	100.00%	36 units	Grand Forks, ND
Bayview Apartments, LLC	100.00%	100 units	Fargo, ND
Bismarck Interstate INREIT, LLC	100.00%	75,000 Sq Ft	Bismarck, ND
Candlelight Apartments, LLC	100.00%	66 units	Fargo, ND
Courtyard Apartments, LLC	100.00%	151 units	St. Louis Park, MN
Dellwood Estates Apartments, LLC	100.00%	132 Units	Anoka, MN
Eagle Run Apartments, LLP	81.25%	144 units	West Fargo, ND
Flickertail Apartments, LLC	100.00%	180 units	Fargo, ND
Grand Forks INREIT, LLC	100.00%	183,000 Sq Ft	Grand Forks, ND

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Subsidiary	Ownership %	Units/Sq Ft	Location
INREIT Alexandria, LLC	100.00%	14,560 Sq Ft	Alexandria, LA
INREIT Batesville, LLC	100.00%	14,820 Sq Ft	Batesville, AR
INREIT BL Bismarck, LLC	100.00%	11,671 Sq Ft	Bismarck, ND
INREIT BL Eau Claire, LLC	100.00%	11,900 Sq Ft	Eau Claire, WI
INREIT BL Grand Forks, LLC	100.00%	13,190 Sq Ft	Grand Forks, ND
INREIT BL Janesville, LLC	100.00%	12,225 Sq Ft	Janesville, WI
INREIT BL Mankato, LLC	100.00%	13,181 Sq Ft	Mankato, MN
INREIT BL Marquette, LLC	100.00%	11,737 Sq Ft	Marquette, MI
INREIT BL Onalaska, LLC	100.00%	12,180 Sq Ft	Onalaska, WI
INREIT BL Oshkosh, LLC	100.00%	12,191 Sq Ft	Oshkosh, WI
INREIT BL Sheboygan, LLC	100.00%	13,230 Sq Ft	Sheboygan, WI
INREIT BL Stevens Point, LLC	100.00%	13,190 Sq Ft	Stevens Point, WI
INREIT Fayetteville, LLC	100.00%	14,550 Sq Ft	Fayetteville, AR
INREIT Fed-3 LLC	100.00%	13,390 Sq Ft	Denver, CO
INREIT Laurel, LLC	100.00%	14,820 Sq Ft	Laurel, MS
INREIT Maple Ridge, LLC	100.00%	168 units	Omaha, NE
INREIT Stonybrook, LLC	100.00%	148 units	Omaha, NE
INREIT Sunset Ridge, LLC	100.00%	179 units	Bismarck, ND
Maplewood Bend Apartments, LLC	100.00%	182 units	Fargo, ND
Prairiewood Meadows Apartments, LLC	100.00%	85 units	Fargo, ND
Sierra Ridge, LLC	100.00%	136 units	Bismarck, ND
Somerset, LLC	100.00%	75 units	Fargo, ND
Sunwood Estates, LLC	100.00%	81 units	Fargo, ND
Terrace on the Green Apartments, LLC	100.00%	116 units	Moorhead, MN
Twin Parks, LLC	100.00%	66 units	Fargo, ND
Willow Park Apartments, LLC	100.00%	102 units	Fargo, ND

The consolidated financial statements include 100% of each subsidiary’s assets, liabilities, operations and cash flows, with the interests not owned by the operating partnership reflected as “noncontrolling interests in operating partnership”. All significant intercompany accounts have been eliminated in consolidation.

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider the financial condition of the investment. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three and nine months ended September 30, 2013 and 2012.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Investment in unconsolidated affiliates as of September 30, 2013 consists of the operating partnership’s 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-tenant apartment complex in Bismarck, North Dakota; the operating partnership’s 100.00% interest in a single asset limited liability company which holds a 50.00% interest in a 183,000 square feet of commercial space in Grand Forks, North Dakota; and the operating partnership’s 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial space in Fargo, North Dakota. These investments are not consolidated as the entities do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. The operating partnership and the respective affiliate partners must approve significant decisions about the applicable entities activities. As of September 30, 2013, the unconsolidated affiliates held total assets of $28.4 million and mortgage notes payable of $21.3 million.

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

Depreciation expense for the three months ended September 30, 2013 and 2012 totaled $2.7 million and $2.4 million, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 totaled $8.0 million and $7.2 million, respectively.

The Company’s investment properties are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Company separately determines whether impairment indicators exist for each property.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Examples of situations considered to be impairment indicators include, but are not limited to:

•	A substantial decline or continued low occupancy rate;

•	Continued difficulty in leasing space;

•	Significant financial troubled tenants;

•	a change in plan to sell a property prior to the end of its useful life or holding period;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events or factors deemed significant by the Company’s management or board of trustees.

If the presence of one or more impairment indicators as described above is identified at the end of the reporting period or throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, the Company makes complex or subjective assumptions which include, but are not limited to:

•	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, demographics, holding period and property location;

•	projected capital expenditures and lease origination costs;

•	projected cash flows from the eventual disposition of an operating property using a property specific capitalization rate;

•	comparable selling prices; and

•	property specific discount rates for fair value estimates as necessary.

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties. Based on evaluation, management recorded loss on impairment of property of $226,000 for the nine month period ending September 30, 2013. There have been no impairment losses during the nine month period ended September 30, 2012.

Properties Held for Sale

We account for our properties held for sale in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations.

In accordance with ASC 360, at such time as a property is held for sale, such property is carried at the lower of (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We classify operating properties as properties held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated;

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

There was one property classified as held for sale at September 30, 2013, and no properties classified as held for sale at December 31, 2012. See Note 20.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of September 30, 2013 and December 31, 2012, management determined that no allowance was necessary for uncollectible receivables.

Rental Incentives

Rental incentives consist of up-front cash payments to lessees to sign the lease. Rental incentives are amortized against rental income over the term of the lease.

Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases at above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined that no impairment charges were necessary at September 30, 2013 or December 31, 2012.

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or except to take on a tax return. As of September 30, 2013 and December 31, 2012 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2010.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Recent Accounting Pronouncements

As of September 30, 2013, the impact of recent accounting pronouncements is not considered to be material.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

We derive over 95% of our revenues from tenant rents and other tenant-related activities. We lease multifamily residential apartments under operating leases and substantially all of our apartment leases are for a term of one year or less. Rental income and other property revenues are recorded when due from tenants and is recognized monthly as it is earned pursuant to the terms of the underlying leases. Other property revenues consist primarily of laundry, application and other fees charged to tenants.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $79,000 and $70,000 for the three months ended September 30, 2013 and 2012, respectively. The straight-line rent adjustment increased revenue by $304,000 and $202,000 for the nine months ended September 30, 2013 and 2012, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of September 30, 2013 and December 31, 2012 was $2.2 million and $1.9 million, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. INREIT had no dilutive potential common shares as of September 30, 2013 or 2012, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended September 30, 2013 and 2012, INREIT’s denominators for the basic and diluted earnings per common share were approximately 5.4 million and 5.0 million, respectively. For the nine months ended September 30, 2013 and 2012, INREIT’s denominators for the basic and diluted earnings per common share were approximately 5.4 million and 4.5 million, respectively.

Reclassifications

Certain amounts previously reported in our quarterly report ended September 30, 2012 have been reclassified to conform to held for sale and discontinued operations presentations in 2013.

NOTE 3 – SEGMENT REPORTING

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Segment Revenues and Net Operating Income

The revenues and net operating income for these reportable segments are summarized as follows for the three and nine month periods ended September 30, 2013 and 2012, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

Three months ended September 30, 2013	Residential	Commercial	Total
(unaudited)	(in thousands)
Income from rental operations	$10,766	$4,722	$15,488
Expenses from rental operations	5,198	1,181	6,379

Net operating income	$5,568	$3,541	9,109

Interest			2,683
Depreciation and amortization			3,047
Administration of REIT			1,157
Gain on involuntary conversion			(17)
Other (income)/expense			(250)

Income from continuing operations			2,489
Discontinued operations			265

Net income			$2,754

Three months ended September 30, 2012	Residential	Commercial	Total
(unaudited)	(in thousands)
Income from rental operations	$8,594	$4,181	$12,775
Expenses from rental operations	3,942	1,070	5,012

Net operating income	$4,652	$3,111	7,763

Interest			2,639
Depreciation and amortization			2,622
Administration of REIT			918
Other (income)/expense			(238)

Income from continuing operations			1,822
Discontinued operations			139

Net income			$1,961

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Nine months ended September 30, 2013	Residential	Commercial	Total
(unaudited)	(in thousands)
Income from rental operations	$30,917	$14,103	$45,020
Expenses from rental operations	14,246	3,462	17,708

Net operating income	$16,671	$10,641	27,312

Interest			8,036
Depreciation and amortization			8,848
Administration of REIT			3,926
Gain on involuntary conversion			(17)
Other (income)/expense			(625)

Income from continuing operations			7,144
Discontinued operations			797

Net income			$7,941

Nine months ended September 30, 2012	Residential	Commercial	Total
(unaudited)	(in thousands)
Income from rental operations	$26,018	$12,349	$38,367
Expenses from rental operations	11,667	3,188	14,855

Net operating income	$14,351	$9,161	23,512

Interest			8,123
Depreciation and amortization			7,752
Administration of REIT			2,188
Other (income)/expense			(680)

Income from continuing operations			6,129
Discontinued operations			425

Net income			$6,554

Segment Assets and Accumulated Depreciation

As of September 30, 2013	Residential	Commercial	Total
(unaudited)	(in thousands)
Real estate investments	$265,887	$150,610	$416,497
Accumulated depreciation	(28,165)	(16,151)	(44,316)

	$237,722	$134,459	372,181

Cash and cash equivalents			3,602
Restricted deposits and funded reserves			7,705
Investment in unconsolidated affiliates			4,292
Receivables and other assets			7,306
Financing costs, less accumulated amortization			2,747
Assets held for sale			21,821
Intangible assets, less accumulated amortization			9,004

Total Assets			$428,658

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

As of December 31, 2012	Residential	Commercial	Total
	(in thousands)
Real estate investments	$245,494	$149,252	$394,746
Accumulated depreciation	(25,138)	(13,642)	(38,780)

	$220,356	$135,610	355,966

Cash and cash equivalents			4,556
Restricted deposits and funded reserves			3,471
Investment in unconsolidated affiliates			4,338
Receivables and other assets			4,010
Financing costs, less accumulated amortization			2,436
Rent incentive, less accumulated amortization			1,183
Intangible assets, less accumulated amortization			9,135

Total Assets			$385,095

NOTE 4 – REAL ESTATE INVESTMENTS

As of September 30, 2013 (unaudited)	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$32,515	$28,099	$60,614
Building and improvements	238,654	121,045	359,699
Furniture and fixtures	16,712	1,466	18,178
Construction in progress	1,021	—	1,021

	288,902	150,610	439,512
Less accumulated depreciation	(30,672)	(16,151)	(46,823)

	258,230	134,459	392,689
Less real estate investments included in assets held for sale	(20,508)	—	(20,508)

	$237,722	$134,459	$372,181

As of December 31, 2012	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$25,187	$30,524	$55,711
Building and improvements	205,945	117,261	323,206
Furniture and fixtures	14,362	1,467	15,829

	245,494	149,252	394,746
Less accumulated depreciation	(25,138)	(13,642)	(38,780)

	$220,356	$135,610	$355,966

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Construction in progress consists of costs associated with the development of a new 156 unit residential apartment community which includes four buildings, located in Bismarck, North Dakota. The project is estimated to cost $16.0 million and is expected to be substantially completed in the fall of 2014. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for the project. See Note 14 for additional information.

NOTE 5 – HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we have entered into interest rate swaps for the notional amount of $1.3 million and $2.4 million to provide a fixed rate of 7.25% and 2.57%, respectively. The swaps mature in April 2020 and December 2017, respectively. The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception.

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of September 30, 2013 and December 31, 2012, we have recorded a liability and other comprehensive loss of $347,000 and $492,000, respectively.

NOTE 6 – LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and the accumulated amortization for each class of intangible asset:

	Lease	Accumulated	Lease
As of September 30, 2013 (unaudited)	Intangibles	Amortization	Intangibles, net
	(in thousands)
In-place leases	$10,702	$(3,114)	$7,588
Above-market leases	1,717	(301)	1,416
Below-market leases	(1,384)	395	(989)

	$11,035	$(3,020)	$8,015

	Lease	Accumulated	Lease
As of December 31, 2012	Intangibles	Amortization	Intangibles, net
	(in thousands)
In-place leases	$10,034	$(2,375)	$7,659
Above-market leases	1,706	(230)	1,476
Below-market leases	(1,478)	287	(1,191)

	$10,262	$(2,318)	$7,944

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending September 30,	Amount
(in thousands)
2014	$944
2015	944
2016	944
2017	944
2018	944
Thereafter	3,295

$8,015

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of September 30, 2013 was 11.0 years.

NOTE 7 – LINES OF CREDIT

We have an $15.0 million variable rate (1-month LIBOR plus 2.35%) line of credit agreement with Wells Fargo Bank, which expires in July 2015; a $1.0 million variable rate (prime rate) unsecured line of credit agreement and a $3.0 million variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expire in November 2013 and 2014, respectively; and a $2.0 million variable rate (prime rate) line of credit agreement with Bell State Bank & Trust, which expires in June 2014. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; Minneapolis/St. Paul, Minnesota, Moorhead, Minnesota and Fargo, North Dakota, respectively. At September 30, 2013, there was no balance outstanding on the lines of credit, leaving $21.0 million unused under the agreements. At December 31, 2012, there was no balance outstanding on the lines of credit, leaving $17.0 million unused under the agreements. The line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios. As of September 30, 2013 and December 31, 2012, we were in compliance with all covenants.

Subsequent to September 30, 2013 the unsecured line of credit with Bremer Bank was renewed and the maturity extended to October 2014. The interest rate will equal the greater of the prime rate or 3.25%.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 8 – MORTGAGE NOTES PAYABLE

Mortgage notes payable consist of:

		Interest	Principal Balance At
		Rate Per	September 30,	December 31,
Maturity Date	Property Name (a)	Annum	2013	2012
			(in thousands)
Residential Properties
October-2017	Auburn II (Arneson)	6.30%	$627	$636
October-2017	Hunter’s Run I (Arneson)	6.30%	302	306
July-2016	Autumn Ridge 3 &4	4.50%	3,349	3,438
January-2016	Autumn Ridge 1 & 2	5.74%	2,883	2,926
October-2033	Bayview	4.62%	3,594	2,032
June-2018	Berkshire	3.75%	315	327
September-2021	Brookfield	3.75%	1,404	1,515
March-2014	Candlelight	5.67%	1,207	1,245
September-2036	Carling Manor	4.40%	542	552
December-2013	Carlton 1 – 3	5.60%	—	2,189
June-2013	Carlton Place	6.96%	—	1,920
February-2017	Colony Manor	3.63%	830	853
September-2014	Columbia West	7.80%	1,414	1,447
November-2024	Country Club	4.37%	631	663
October-2033	Courtyard	3.92%	4,500	—
October-2019	Danbury	5.03%	3,056	3,112
October-2028	Dellwood	4.55%	8,175	—
March-2017	Eagle Run	3.95%	4,745	4,838
June-2015	EV-Bismarck	2.55%	—	14,956
June-2018	Emerald Court	3.75%	645	669
March-2017	Fairview	3.95%	3,274	3,325
June-2023	Flickertail	3.75%	5,974	2,823
September-2020	Forest	4.55%	493	—
December-2017	Galleria III	4.75%	634	646
August-2016	Glen Pond	6.30%	16,175	16,405
March-2017	Hunter	3.95%	1,212	1,236
September-2014	Islander	6.00%	492	506
June-2020	Kennedy	4.55%	538	—
December-2017	Library Lane	6.10%	1,924	1,950
May-2021	Maple Ridge	5.69%	4,369	4,413
March-2017	Maplewood Bend	3.95%	5,600	3,513
September-2017	Oak Court	5.98%	1,870	1,892
June-2020	Pacific Park I	4.55%	800	—
June-2020	Pacific Park II	4.55%	685	—
June-2020	Pacific Park South	4.55%	422	—
February-2017	Parkwood	3.63%	1,219	1,254
January-2014	Pebble Creek (a)	2.57%	2,460	2,530
June-2018	Prairiewood Courts	3.75%	1,558	1,616
October-2020	Prairiewood Meadows	6.17%	2,397	2,429
December-2013	Richfield/Harrison	6.67%	—	2,577
September-2017	Rosegate	5.93%	2,383	2,411
September-2036	Saddlebrook	4.40%	1,114	1,135
August-2019	Sierra Ridge Phase I	5.46%	2,684	2,731

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

		Interest	Principal Balance At
		Rate Per	September 30,	December 31,
Maturity Date	Property Name (a)	Annum	2013	2012
			(in thousands)
November-2019	Sierra Ridge Phase II	5.92%	3,379	3,429
October-2022	Somerset	4.01%	3,332	3,375
July-2021	Southgate	5.96%	3,035	3,081
February-2020	Southview III	4.50%	238	242
December-2017	Southview Villages	6.10%	2,103	2,131
June-2020	Spring	4.55%	653	—
April-2015	Stonybrook	5.40%	5,603	5,684
January-2022	Sunset Ridge	4.44%	9,185	9,300
May-2019	Sunview	5.75%	1,238	1,261
April-2023	Sunwood Estates	4.37%	3,044	—
June-2019	Terrace on the Green	6.53%	2,171	2,192
October-2022	Twin Parks	4.01%	2,370	2,400
May-2019	Village	5.75%	1,092	1,112
July-2016	Village Park	6.15%	891	911
June-2018	Westwind	3.75%	359	372
June-2020	Westwood	4.55%	5,087	5,231
April-2023	Willow Park	3.59%	4,463	2,529
Commercial Properties
September-2017	Guardian Building Products	3.45%	2,340	2,404
October-2033	Titan Machinery - Dickinson, ND	4.50%	1,000	420
December-2019	Titan Machinery - Fargo, ND	4.18%	1,209	1,241
August-2033	Titan Machinery - Marshall, MN	4.50%	2,322	2,366
August-2017	Titan Machinery - Minot, ND	3.29%	1,767	1,816
February-2023	Titan Machinery - Redwood Falls, MN	4.25%	1,768	—
March-2016	Bio-life Properties - ND, MN, WI (9 total)	7.56%	9,096	9,938
December-2016	Bio-life Properties - Marquette, MI	7.06%	1,300	1,421
August-2017	Aetna	5.93%	6,976	7,066
December-2013	CFB	4.00%	2,292	2,342
March-2019	Echelon	4.25%	1,173	1,223
April-2018	Gate City	3.97%	1,060	1,085
September-2020	Goldmark Office Park	5.33%	4,807	5,224
April-2020	Great American Building	7.25%	1,081	1,106
October-2015	Regis	5.68%	9,582	9,740
April-2017	Dairy Queen - Dickinson, ND	3.63%	719	749
April-2025	Walgreens-Alexandria	5.69%	2,130	2,226
March-2034	Walgreens-Batesville	6.85%	6,496	6,602
June-2021	Walgreens-Colorado	4.50%	4,366	4,447
August-2033	Walgreens-Fayetteville	6.85%	4,991	5,077
October-2024	Walgreens-Laurel	6.07%	2,109	2,202

			$213,323	$208,961

(a)	Variable rate mortgage notes payable.

Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios. As of September 30, 2013 and December 31, 2012, we were in compliance with all covenants.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2013 (October 1, 2013 to December 31, 2013)	$4,158
2014	12,473
2015	21,975
2016	34,191
2017	34,605
2018	7,661
Thereafter	98,260

Total payments	$213,323

NOTE 9 – FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2013		December 31, 2012
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable	$213,323	$233,926	$208,961	$221,570
Fair value of interest rate swaps	$347	$347	$492	$492

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2013
Fair value of interest rate swap	$—	$347	$—	$347
December 31, 2012
Fair value of interest rate swap	$—	$492	$—	$492

Fair value of interest rate swap: The fair value of the interest rate swap is determined using a discounted cash flow analysis on the expected future cash flows of the derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 5.

Nonrecurring Fair Value Measurements

As discussed in Note 4, the Company recorded an impairment charge to write the carrying value down to estimated fair value for a certain investment properties after determining that its carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for such assets. Estimated fair value is determined by the Company utilizing discounted cash flow models, third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price from an executed sales agreement. Capitalization and discount rates utilized within discounted cash flows models are based upon observable rates that the Company believes to be within a reasonable range of current market rates for the property.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Investment properties measured at fair value on a nonrecurring basis at September 30, 2013 and December 31, 2012, respectively, aggregated by the level within the fair value hierarchy in which those measurements fall are as follows:

	Level 1	Level 2	Level 3	Total	Provision for Impairment of Investment Properties
	(in thousands)
September 30, 2013
Real estate investments (a)	—	—	1,615	1,615	226
December 31, 2012
Real estate investments (a)	—	—	2,942	2,942	262

(a)	Includes an impairment charge recorded on one investment property during each of the nine months ended September 30, 2013 and the year ended December 31, 2012, both based upon a discounted cash flow model.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are disclosed at fair value, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2013
Mortgage notes payable	$—	$233,926	$—	$233,926
December 31, 2012
Mortgage notes payable	$—	$221,570	$—	$221,570

Mortgage notes payable: The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.39% to 4.50% and from 4.01% to 4.18% at September 30, 2013 and December 31, 2012, respectively. The fair value of the Company’s matured mortgage payable was determined to be equal to the carrying value of the property because there is no market for a similar debt instrument and the property’s carrying value was determined to be the best estimate of fair value as of September 30, 2013. The Company’s mortgage notes payable are further described in Note 8.

NOTE 10 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of September 30, 2013 and December 31, 2012, outstanding limited partnership units totaled 12.8 million and 11.1 million, respectively. As of September 30, 2013 and 2012, the operating partnership declared distributions of $2.7 million and $2.3 million, respectively, to limited partners to be paid in October 2013 and 2012. Distributions per unit were $0.6300 and $0.6195 during the first nine months of 2013 and 2012, respectively.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

During the first nine months of 2013 there were 4,937 limited partnership units exchanged for 4,937 INREIT common shares valued at $69,000. During the first nine months of 2012, limited partners exchanged 36,000 limited partnership units for 36,000 INREIT common shares valued at $503,000, pursuant to exchange requests.

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

NOTE 11 – REPURCHASE PLANS

On March 11, 2011, our Board of Trustees approved repurchase plans that enable our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans. Originally, the maximum amount of aggregate securities that could be repurchased under these plans was $5.0 million, and the repurchase price was fixed at $12.60 per share or unit under the plans.

On September 7, 2012 and December 20, 2012, our Board of Trustees amended and restated our repurchase plans to increase the maximum amount that can be repurchased under the plans to $15.0 million worth of securities and increased the fixed repurchase price to $12.75 per share or unit under the plans.

On March 28, 2013, our Board of Trustees amended our repurchase plans to increase the maximum amount that can be repurchased under the plan to $20.0 million worth of securities and increase the fixed repurchase price to $13.00 per share or unit under the plans effective May 16, 2013.

On September 26, 2013, our Board of Trustees amended our repurchase plans to increase the maximum amount that can be repurchased under the plan to $25.0 million worth of securities and increase the fixed repurchase price to $14.00 per share or unit under the plans effective October 16, 2013.

We may repurchase securities under the plans if we have sufficient funds to do so. Repurchases may be made quarterly, on a pro rata basis, based on receipt of written repurchase requests. The plans will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plans, either or both of them, if it determines to do so is in our best interest.

NOTE 12 – BENEFICIAL INTEREST

We are authorized to issue 100.0 million common shares of beneficial interest with $0.01 par value and 50.0 million preferred shares with $0.01 par value, which collectively represent the beneficial interest of INREIT. As of September 30, 2013 and December 31, 2012, there were 5.4 and 5.3 million common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.6300 per share and $0.6195 per share for the nine months ending September 30, 2013 and 2012, respectively.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 13 – DIVIDEND REINVESTMENT PLAN

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional automatic cash purchases of our common shares, not to exceed $5,000 per fiscal quarter or, with our prior approval, in excess of $5,000 per fiscal quarter. The purchase prices per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional automatic cash purchases, as determined by our Board of Trustees. The estimated value per common share was $14.00 from the effective date of the plan through September 30, 2013.

Therefore, the purchase price per common share for dividend reinvestments was $13.30 and for additional automatic cash purchases was $14.00 through September 30, 2013. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the nine months ended September 30, 2013, 153,000 shares were issued pursuant to dividend reinvestments and 56,000 shares were issued pursuant to additional automatic cash purchases under the plan. In the nine months ended September 30, 2012, 125,000 shares were issued pursuant to dividend reinvestments and no shares were issued pursuant to additional automatic cash purchases under the plan.

NOTE 14 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the first nine months of 2013 and 2012, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed. The management team of GOLDMARK Property Management includes Kenneth Regan and James Wieland. For the nine month period ended September 30, 2013 and 2012, we paid management fees of $3.7 million and $3.2 million, respectively, to GOLDMARK Property Management.

Board of Trustee Fees

We paid Trustee fees of $38,000 and $41,000 during the nine month periods ended September 30, 2013 and 2012, respectively.

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Development Fee: Based on a regressive sliding scale (starting at 5% and declining to 3%) of total project costs, excluding cost of land, for development services requested by us.

Management Fees

During the nine months ended September 30, 2013 and 2012, we incurred advisory management fees of $1.1 million and $976,000 owed to INREIT Management, LLC, our Advisor, for advisory management fees. As of September 30, 2013 and December 31, 2012, we owed our Advisor $125,000 and $112,000, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During the nine months ended September 30, 2013 and 2012, we incurred acquisition fees of $1.1 million and $463,000, respectively, owed to our Advisor. These fees are for performing due diligence on properties acquired. There were no acquisition fees owed to our Advisor as of September 30, 2013 and December 31, 2012, respectively.

Financing Fees

During the nine months ended September 30, 2013 and 2012, we incurred financing fees of $73,000 and $31,000, respectively, owed to our Advisor for loan financing and refinancing activities. As of September 30, 2013, we owed our Advisor $3,000 for unpaid financing fees. There were no financing fees owed to our Advisor as of December 31, 2012.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Disposition Fees

There were no disposition fees incurred during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, we incurred disposition fees of $28,000 owed to our Advisor. See Note 18. There were no disposition fees owed to our Advisor as of September 30, 2013 and December 31, 2012, respectively.

Development Fees

We did not incur any development fees during the nine months ended September 30, 2013 and 2012, respectively.

Commissions

During the nine months ended September 30, 2013, there were no brokerage fees incurred that were owed to a broker-dealer benefitting Dale Lian, a shareholder of INREIT and a member of our Advisor. During the nine months ended September 30, 2012, we incurred $771,000 of brokerage fees. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of September 30, 2013 and December 31, 2012, there were no outstanding brokerage fees owed to Dale Lian or entities benefitting Dale Lian.

During the nine months ended September 30, 2013 and 2012, we incurred brokerage fees of $67,000 and $92,000, respectively, to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of September 30, 2013 and December 31, 2012, there were no outstanding brokerage fees owed to the broker-dealer.

During the nine months ended September 30, 2013 and 2012, we incurred real estate commissions of $1.0 million and $82,000, respectively, owed to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of September 30, 2013 and December 31, 2012.

Rental Income

During each of the nine months ended September 30, 2013 and 2012, we received rental income of $134,000 under an operating lease agreement with GOLDMARK Property Management.

During the nine months ended September 30, 2013, we received rental income of $28,000 under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc. There was no rental income received for the nine months ended September 30, 2012.

During each of the nine months ended September 30, 2013 and 2012, we received rental income of $31,000 under operating lease agreements with our Advisor.

Construction Costs

During the nine months ended September 30, 2013, we incurred costs related to the construction of a 156 unit apartment complex in Bismarck, North Dakota of $1.0 million owed to GOLDMARK Development. We incurred no construction costs for the nine months ended September 30, 2012. As of September 30, 2013, we owed $35,000 for retainage and $313,000 unpaid construction fees. There were no retainage or unpaid construction fees as of December 31, 2012.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 15 – RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $30.9 million and $26.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2036. Lease terms often include renewal options. For the nine months ended September 30, 2013 and 2012, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $2.8 and $2.6 million, respectively, totaled $14.1 million and $12.3 million, respectively.

NOTE 16 – PROPERTY MANAGEMENT FEES

We have entered into various property management agreements with unrelated management companies. The agreements provide for the payment of property management fees based on a percentage of rental income (generally 5%). During the nine month periods ended September 30, 2013 and 2012, we incurred property management fees of $75,000 and $55,000, respectively, to unrelated management companies.

During the nine month periods ended September 30, 2013 and 2012, we incurred property management fees of $3.7 million and $3.2 million, respectively, to GOLDMARK Property Management, a related party. The Company’s related party property management fees are further described in Note 14.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Environmental Matters

Federal law (and the laws of some states in which we may acquire properties) impose liability on a landowner for the presence on the premises of hazardous substances or wastes (as defined by present and future federal and state laws and regulations). This liability is without regard to fault or knowledge of the presence of such substances and may be imposed jointly and severally upon all succeeding landowners. If such hazardous substance is discovered on a property acquired by us, we could incur liability for the removal of the substances and the cleanup of the property. There can be no assurance that we would have effective remedies against prior owners of the property. In addition, we may be liable to tenants and may find it difficult or impossible to sell the property either prior to or following such a cleanup.

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

Investment in Unconsolidated Affiliates

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit multi-tenant apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2013 and December 31, 2012 of $2.4 million. We owed $966,000 and $983,000 of our respective share of the mortgage loan balance as of September 30, 2013 and December 31, 2012, respectively.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2013 and December 31, 2012 of $11.5 million and $11.7 million, respectively. We owed $5.7 million and $5.8 million for our respective share of the mortgage loan balance as of September 30, 2013 and December 31, 2012, respectively.

The operating partnership owns a 2/3 interest as tenant in common in a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2013 and December 31, 2012 of $7.4 million and $7.5 million, respectively. We owed $5.0 million for our respective share of the mortgage loan balance on September 30, 2013 and December 31, 2012, respectively.

NOTE 18 – DISCONTINUED OPERATIONS

We report in discontinued operations the results of operations for properties that have either been sold or are classified as held for sale. We also report any gains or losses from the sale of properties in discontinued operations.

Dispositions during the first nine months of 2013

During the second quarter of 2013, the operating partnership sold land in Fargo, North Dakota for approximately $276,000 and recognized a gain of approximately $42,000.

During the third quarter of 2013, there were no dispositions. As of September 30, 2013, the Company had received a notice from a tenant to exercise a purchase option for the senior living facility located in Bismarck, North Dakota. This property qualified for held for sale accounting treatment upon meeting all the applicable GAAP criteria on or prior to September 30, 2013, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with this property was separately classified as held for sale in the consolidated balance sheets as of September 30, 2013 and the operations for all periods presented were classified as discontinued operations in the consolidated statements of operations and other comprehensive loss.

Dispositions during the first nine months of 2012

During the first quarter of 2012, the operating partnership sold a 4,500 square foot retail property in Norfolk, Nebraska for approximately $350,000 and recognized a loss of approximately $88,000.

During the second quarter of 2012, the operating partnership sold vacant land in Minot, North Dakota for approximately $583,000 and recognized a gain of approximately $114,000.

During the third and fourth quarters of 2012, there were no dispositions.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

The following table presents the assets and liabilities associated with the held for sale property as of September 30, 2013:

(in thousands)
ASSETS
Real estate investments	$20,508
Receivables	205
Rent incentive, less accumulated amortization of $392 in 2013	1,108

Total assets	$21,821

LIABILITIES
Mortgage notes payable	$14,355
Special assessments payable	160
Accrued expenses	225

Total liabilities	$14,740

The following table shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the three and nine months ended September 30, 2013 and 2012:

	Discontinued Operations		Discontinued Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Income from rental operations
Real estate rental income	$540	$540	$1,620	$1,620
Tenant reimbursements	68	69	205	208

	608	609	1,825	1,828
Expenses
Expenses from rental operations
Interest	94	217	297	647
Depreciation and amortization	181	181	542	543
Real estate taxes	68	72	206	213
Insurance	—	—	—	(1)

	343	470	1,045	1,402
Administration of REIT
Disposition expenses	—	—	25	28
Legal and accounting	—	—	—	2

	—	—	25	30

Total expenses	343	470	1,070	1,432

Income from operations	265	139	755	396
Other income
Interest income	—	—	—	3

	—	—	—	3
Income from discontinued operations before gain on sale	265	139	755	399
Gain on sale of discontinued operations	—	—	42	26

Gain from discontinued operations	$265	$139	$797	$425

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

NOTE 19 – BUSINESS COMBINATIONS AND ACQUISITIONS

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

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases.

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

Key factors considered in the calculation of fair value of both real property and intangible assets include the current market rent values, “dark” periods (building in vacant status), direct costs estimated with obtaining a new tenant, discount rates, escalation factors, standard lease terms, and tenant improvement costs.

Purchases during the first nine months of 2013

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

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

In June 2013, the operating partnership purchased an 18 unit apartment complex in Fargo, North Dakota for approximately $756,000. The purchase was financed with the issuance of limited partnership units valued at approximately $677,000 and cash. The property was purchased from an entity affiliated with Mr. Regan, a related party, who received limited partnership units valued at approximately $151,000.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

In June 2013, the operating partnership purchased a 12 unit apartment complex in Bismarck, North Dakota for approximately $636,000. The purchase was financed with the issuance of limited partnership units valued at approximately $636,000. The property was purchased from an entity affiliated with Mr. Regan, a related party, who received limited partnership units valued at approximately $159,000.

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

In July 2013, the operating partnership purchased an 82.50% interest in a 61 unit apartment complex in Fargo, North Dakota for approximately $3.0 million. The purchase was financed with the issuance of limited partnership units valued at approximately $2.2 million and cash. The interest was purchased from an entity affiliated with Mr. Regan, a related party, who received limited partnership units valued at approximately $533,000.

In September 2013, the operating partnership purchased a 151 unit apartment complex in St. Louis Park, Minnesota for approximately $8.8 million. The purchase was financed with a combination of a $4.5 million loan, the issuance of limited partnership units valued at approximately $5.4 million and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland, and Furness, related parties, who received limited partnership units valued at approximately $1.3 million, $973,000 and $943,000, respectively.

The following table summarizes the fair value of the assets acquired and liabilities assumed during the nine months ended September 30, 2013:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
	(in thousands)
Titan Machinery, Redwood Falls, MN	$3,902	$745	$11	$—	$—	$4,658
44th Street, Fargo, ND	2,310	—	—	—	—	2,310
Forest Avenue, Fargo, ND	740	—	—	—	—	740
Kennedy, Fargo, ND	714	—	—	—	—	714
Pacific Park I, Fargo, ND	957	—	—	—	—	957
Pacific Park II, Fargo, ND	1,036	—	—	—	—	1,036
Pacific Park South, Fargo, ND	550	—	—	—	—	550
Spring, Fargo, ND	950	—	—	—	—	950
Stanford Court, Grand Forks, ND	4,416	—	—	—	—	4,416
Dellwood Estates, Anoka, MN	11,500	—	—	—	—	11,500
Arbor Apartments, Bismarck, ND	636	—	—	—	—	636
Granger Court I, Fargo, ND	3,127	—	—	—	—	3,127
Schrock Apartments, Fargo, ND	756	—	—	—	—	756
Ashbury, Fargo, ND	3,020	—	—	—	—	3,020
Courtyard Apartments, St. Louis Park, MN	8,758	—	—	—	—	8,758

	$43,372	$745	$11	$—	$—	$44,128

Total consideration given for acquisitions in the first nine months of 2013 was completed through issuing approximately 1.8 million limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $25.1 million, new loans of $4.5 million and cash of $14.5 million. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

Purchases during the first nine months of 2012

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

The following table summarizes the fair value of the assets acquired and liabilities assumed during the nine months ended September 30, 2012:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
	(in thousands)
Dairy Queen, Dickinson, ND	$986	$226	$118	$—	$—	$1,330
Titan Machinery, Dickinson, ND	1,450	199	—	(259)	(431)	959
Titan Machinery, Minot, ND	2,272	358	—	—	—	2,630
Land, Dickinson, ND	400	—	—	—	—	400
Land, Bismarck, ND	2,420	—	—	—	—	2,420
Guardian Building, Fargo, ND	3,125	531	—	(206)	—	3,450
Prairiewood Meadows Apts., Fargo, ND	3,450	—	—	—	(2,439)	1,011
Terrace on the Green Apts., Moorhead, MN	3,450	—	—	—	(2,199)	1,251

	$17,553	$1,314	$118	$(465)	$(5,069)	$13,451

Total consideration given for acquisitions in the first nine months of 2012 was completed through issuing approximately 290,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $4.1 million and cash of $9.4 million. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

(Continued on next page)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

The Board of Trustees, acting as general partner for the operating partnership, has determined an estimate of fair value for the limited partnership units issued in the first nine months of 2013 and 2012. In determining this value, the board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations. The board also relied on valuation methodologies that are commonly used in the real estate industry, including, among others, a discounted cash flow analysis, which projects a range of estimated future streams of cash flows reasonably likely to be generated by our portfolio of properties, discounts the projected future cash flows reasonably likely to be generated by our portfolio of properties, and discounts the projected future cash flows to a present value.

The Board also took into account the estimated value of our other assets and liabilities including a reasonable estimate of our debt obligations. Based on the results of the methodologies, the Board determined the fair value of the limited partnership units to be $14.00 per unit for the first nine months of 2013 and 2012.

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

NOTE 20 – SUBSEQUENT EVENTS

On July 15, 2013, the operating partnership received a notice from a tenant to exercise a purchase option for the senior living facility located in Bismarck. The purchase agreement provides for a sales price of approximately $24.0 million and we closed the sale on October 1, 2013. We recognized a gain of approximately $2.6 million.

In October 2013, we purchased a 48 unit apartment complex in Fargo, North Dakota for approximately $2.9 million. The purchase was financed with the issuance of limited partnership units, assumption of a mortgage and cash. The purchase price allocation is not yet complete.

In October 2013, we purchased a 444 unit apartment complex in Little Canada, Minnesota for approximately $27.1 million. The purchase was financed with the issuance of limited partnership units, assumption of a mortgage and cash. The purchase price allocation is not yet complete.

In October 2013, we purchased a property occupied by an implement dealership in Sioux City, Iowa for approximately $4.6 million. The purchase was financed with the issuance of limited partnership units, assumption of a mortgage and cash. The purchase price allocation is not yet complete.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 29.7% of the operating partnership as of September 30, 2013. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of September 30, 2013, approximately 65.1% of the properties were apartment communities and senior assisted living communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of September 30, 2013, approximately 34.9% of the properties were comprised of office, retail and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

Our real estate portfolio consisted of 116 properties containing approximately 5,592 apartments, 193 assisted living units and 1.4 million square feet of leasable commercial space as of September 30, 2013. The portfolio has a gross book value of approximately $372.2 million, which excludes assets held for sale, and book equity, including noncontrolling interests, of approximately $130.5 million as of September 30, 2013.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine month period ended September 30, 2013 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $6.7 million or 17.3% for the nine months ended September 30, 2013, compared to the same nine month period in 2012.

•	Acquired fifteen (15) properties totaling 50,000 commercial square feet and 712 residential apartment units for a total of $44.1 million during the nine months ended September 30, 2013.

•	Declared and paid dividends totaling $0.6300 per common share for first, second and third quarters of 2013.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$10,766	$4,722	$15,488	$8,594	$4,181	$12,775
Real Estate Expenses
Real Estate Taxes	1,053	644	1,697	891	599	1,490
Property Management Fees	1,256	86	1,342	1,015	64	1,079
Utilities	728	239	967	591	215	806
Repairs and Maintenance	1,596	192	1,788	1,245	177	1,422
Insurance	339	20	359	200	15	215

Total Real Estate Expenses	4,972	1,181	6,153	3,942	1,070	5,012

Net Operating Income	$5,794	$3,541	$9,335	$4,652	$3,111	$7,763

Interest			2,683			2,639
Depreciation and amortization			3,047			2,622
Administration of REIT			1,157			918
Gain on involuntary conversion			(17)			—
Other (income)/expense			(250)			(238)
Loss on impairment of property			226			—

Income from continuing operations			2,489			1,822

Discontinued operations			265			139

Net Income			$2,754			$1,961

Net Income Attributed to:
Noncontrolling Interest			$1,917			$1,354
INREIT Real Estate Investment Trust			$837			$607
Dividends per share (1)			$0.2100			$0.2065
Earnings per share			$0.15			$0.12

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $15.5 million increased approximately $2.7 million or 21.2% for the three months ended September 30, 2013 in comparison to the same period in 2012. Approximately $2.2 million of the increase in property revenues relates to residential property revenues and $541,000 of the increase in property revenues relates to commercial property revenues.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	30-Sep-13	30-Jun-13	30-Sep-12	30-Jun-12
Residential occupancy	97.9%	98.1%	98.6%	98.0%
Commercial occupancy	99.4%	99.3%	98.4%	98.3%

Residential revenues for the three month period ended September 30, 2013 increased $2.2 million in comparison to the same period in 2012. Approximately $1.7 million of the increase was due to residential properties acquired since January 1, 2012. Rental income from residential properties owned prior to January 1, 2012 increased approximately $500,000 in comparison to the same period in 2012. Residential revenues comprised 69.5% of total revenues for the three month period ended September 30, 2013 compared to 67.3% of total revenues for the three month period ended September 30, 2012.

Commercial revenues for the three month period ended September 30, 2013 increased $541,000 in comparison to the same period in 2012. Approximately $330,000 of the increase was due to commercial properties acquired since January 1, 2012. Rental income from commercial properties owned prior to January 1, 2012 increased approximately $211,000 in comparison to the same period in 2012. Commercial revenues comprised 30.5% of the total revenues for the three month period ended September 30, 2013 compared to 32.7% of total revenues for the three month period ended September 30, 2012.

Expenses

Residential expenses from operations of $5.0 million during the three month period ended September 30, 2013 increased $1.0 million or 26.1% in comparison to the same period in 2012. This increase corresponds with a 25.3% increase in residential rental revenues and is attributed to increases in real estate tax expense, property management fees, utilities, repairs and maintenance and insurance expense, all of which increased principally because of the increase in number of residential properties owned during the three month period ended September 30, 2013 versus the same period in 2012.

Commercial expenses from operations of $1.2 million during the three month period ended September 30, 2013 increased slightly in comparison to the same period in 2012, which corresponds to the increase in commercial revenues resulting from the addition of commercial properties acquired since September 30, 2012.

Interest expense of $2.7 million during the three month period ended September 30, 2013 increased $44,000 in comparison to the same period in 2012. Interest expense was approximately 17.3% and 20.7% of rental income for three month periods ended September 30, 2013 and 2012, respectively. The decrease of interest expense as a percentage of rental income during the three month period ended September 30, 2013 was a result of lower interest rates for mortgage notes payable during this period in 2013 compared to the same period in 2012, and increased rental revenues from acquired properties unencumbered by mortgages. Even with fluctuation in interest rates during the three month period ended September 30, 2013, we were able to reduce our overall interest rates by refinancing existing loans with higher interest rates.

Depreciation and amortization expense increased 16.2% from $2.6 million for the three months ended September 30, 2012 to approximately $3.0 million for the three months ended September 30, 2013. The $425,000 increase was primarily a result of depreciation and amortization for the 17 properties added to our portfolio since September 30, 2012. Depreciation and amortization expense as a percentage of rental income for the nine month periods ended September 30, 2013 and 2012 was relatively consistent at 19.7% and 20.5%, respectively.

REIT administration expenses increased from $0.9 million for the three months ended September 30, 2012 to $1.2 million for the three month periods ended September 30, 2013 due to an increase in acquisition and disposition expenses related to acquisition activity during the third quarter of 2013.

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

Residential NOI increased $1.1 million or 24.5% for the three month period ended September 30, 2013 in comparison to the same three month period in 2012 due primarily to acquisition activity in the residential segment. Commercial NOI increased $430,000 or 13.8% for the three month period ended September 30, 2013 in comparison to the same three month period in 2012 due primarily to acquisition activity in the commercial segment.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited) (in thousands)			(unaudited) (in thousands)
Real Estate Revenues	$30,917	$14,103	$45,020	$26,018	$12,349	$38,367
Real Estate Expenses
Real Estate Taxes	2,981	1,940	4,921	2,669	1,771	4,440
Property Management Fees	3,546	230	3,776	3,030	203	3,233
Utilities	2,589	650	3,239	2,110	599	2,709
Repairs and Maintenance	4,094	594	4,688	3,238	588	3,826
Insurance	810	48	858	620	27	647

Total Real Estate Expenses	14,020	3,462	17,482	11,667	3,188	14,855

Net Operating Income	$16,897	$10,641	$27,538	$14,351	$9,161	$23,512

Interest			8,036			8,123
Depreciation and amortization			8,848			7,752
Administration of REIT			3,926			2,188
Gain on involuntary conversion			(17)			—
Other (income)/expense			(625)			(680)
Loss on impairment of property			226			—

Income from continuing operations			7,144			6,129

Discontinued operations			797			425

Net Income			$7,941			$6,554

Net Income Attributed to:
Noncontrolling Interest			$5,523			$4,661
INREIT Real Estate Investment Trust			$2,418			$1,893
Dividends per share (1)			$0.6300			$0.6195
Earnings per share			$0.45			$0.42

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $45.0 million increased approximately $6.7 million or 17.3% for the nine months ended September 30, 2013 in comparison to the same period in 2012. Approximately $4.9 million of the increase in property revenues relates to residential property revenues and $1.8 million of the increase in property revenues relates to commercial property revenues.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	30-Sep-13	31-Dec-12	30-Sep-12	31-Dec-11
Residential occupancy	97.9%	98.8%	98.6%	98.2%
Commercial occupancy	99.4%	99.3%	98.4%	97.4%

Residential revenues for the nine month period ended September 30, 2013 increased $4.9 million in comparison to the same period in 2012. Approximately $3.7 million of the increase was due to residential properties acquired since January 1, 2012. Rental income from residential properties owned prior to January 1, 2012 increased approximately $1.2 million in comparison to the same period in 2012. Residential revenues comprised 68.7% of total revenues for the nine month period ended September 30, 2013 compared to 67.8% of total revenues for the nine month period ended September 30, 2012.

Commercial revenues for the nine month period ended September 30, 2013 increased $1.8 million in comparison to the same period in 2012. Approximately $1.2 million of the increase was due to commercial properties acquired since January 1, 2012. Rental income from commercial properties owned prior to January 1, 2012 increased approximately $563,000 in comparison to the same period in 2012. Commercial revenues comprised 31.3% of the total revenues for the nine month period ended September 30, 2013 compared to 32.2% of total revenues for the nine month period ended September 30, 2012.

Expenses

Residential expenses from operations of $14.0 million during the nine month period ended September 30, 2013 increased $2.4 million or 20.2% in comparison to the same period in 2012. This increase corresponds with a 18.8% increase in residential rental revenues and is attributed to increases in real estate tax expense, property management fees, utilities, repairs and maintenance and insurance expense, all of which increased principally because of the increase in number of residential properties owned during the nine month period ended September 30, 2013 versus the same period in 2012.

Commercial expenses from operations of $3.5 million during the nine month period ended September 30, 2013 increased slightly in comparison to the same period in 2012, which corresponds to the addition of several triple-net lease commercial properties acquired since September 30, 2012. The operating expenses increase at a lessor rate than the revenues for commercial properties due to the lease terms in which tenants are responsible for many of the property expenses.

Interest expense of $8.0 million during the nine month period ended September 30, 2013 decreased $87,000 in comparison to the same period in 2012. Interest expense was approximately 17.8% and 21.2% of rental income for nine month periods ended September 30, 2013 and 2012, respectively. The decrease of interest expense as a percentage of rental income during the nine month period ended September 30, 2013 was a result of lower interest rates for mortgage notes payable during this period in 2013 compared to the same period in 2012, and increased rental revenues from acquired properties unencumbered by mortgages. Even with fluctuation in interest rates during the nine month period ended September 30, 2013, we were able to reduce our overall interest rates by refinancing existing loans with higher interest rates.

Depreciation and amortization expense increased 14.1% from $7.8 million for the nine months ended September 30, 2012 to approximately $8.8 million for the nine months ended September 30, 2013. The $1.1 million increase was primarily a result of depreciation and amortization for the 17 properties added to our portfolio since September 30, 2012. Depreciation and amortization expense as a percentage of rental income for the nine month periods ended September 30, 2013 and 2012 was relatively consistent at 19.7% and 20.2%, respectively.

REIT administration expenses increased from $2.2 million for the nine months ended September 30, 2012 to $3.9 million for the nine month periods ended September 30, 2013 due to an increase in acquisition and disposition expenses related to acquisition activity during the first, second and third quarters of 2013.

Net Operating Income

See the discussion of NOI on page 42.

Residential NOI increased $2.5 million or 17.7% for the nine month period ended September 30, 2013 in comparison to the same nine month period in 2012 due primarily to acquisition activity in the residential segment. Commercial NOI increased $1.5 million or 16.2% for the nine month period ended September 30, 2013 in comparison to the same nine month period in 2012 due primarily to acquisition activity in the commercial segment.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the nine month period ended September 30, 2013

We acquired fifteen properties for a total of $44.1 million during the first nine months of 2013. Total consideration for the acquisitions was the issuance of approximately $25.1 million in limited partnership units of the operating partnership and new loans of $4.5 million and cash of $14.5 million

We sold land for a total of $276,000 during the first nine months of 2013. We recognized a $42,000 gain on the sale.

Property Acquisitions and Dispositions during the nine month period ended September 30, 2012

We acquired six properties and two parcels of land for a total of $18.6 million during the first nine month of 2012. Total consideration for the acquisitions was the issuance of approximately $4.1 million in limited partnership units of the operating partnership and cash of $9.4 million. We assumed $5.1 million in mortgage notes payable.

We sold one property and one parcel of vacant land for a total of $0.9 million during the first nine months of 2012. We recognized a $26,000 net gain on the sales.

See Notes 18 and 19 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the nine month periods ended September 30, 2013 and 2012.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three and nine month periods ended September 30, 2013 and 2012, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to INREIT to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three Month Period Ending September 30, 2013			Three Month Period Ending September 30, 2012
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
	(in thousands, except per share data)
Net Income attributable to
INREIT Real Estate
Investment Trust	$837	5,405	$0.15	$607	4,958	$0.12
Add back:
Noncontrolling Interest—OPU	1,926	12,558		1,344	11,012
Depreciation & Amortization from continuing operations	3,047			2,622
Depreciation & Amortization from discontinued operations	181			181
Pro rata share of unconsolidated affiliate depreciation & amortization	103			97
Loss on depreciable asset sales	—			—
Loss on impairment of property	226			—
Subtract:
Gains (loss) on land and depreciable asset sales	—			—

Funds from operations applicable to common shares and limited partnership units	6,320	17,963	$0.35	4,851	15,970	$0.30

Add back:
Acquisition and disposition expenses	620			435

Modified Funds from operations (MFFO)	$6,940	17,963	$0.39	$5,286	15,970	$0.33

(1)	UPREIT Units of the Operating Partnership are exchangeable for shares of beneficial interest on a one-for-one basis pursuant to redemption requests. Please see Note 10 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

	Nine Month Period Ended September 30, 2013			Nine Month Period Ended September 30, 2012
	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)	Amount	Weighted Avg Shares and Units(1)	Per Share and Unit(2)
	(in thousands, except per share data)
Net Income attributable to
INREIT Real Estate
Investment Trust	$2,418	5,358	$0.45	$1,893	4,538	$0.42
Add back:
Noncontrolling Interest—OPU	5,515	12,183		4,638	10,989
Depreciation & Amortization from continuing operations	8,848			7,752
Depreciation & Amortization from discontinued operations	542			543
Pro rata share of unconsolidated affiliate depreciation & amortization	307			293
Loss on depreciable asset sales	—			88
Loss on impairment of property	226			—
Subtract:
Gains (loss) on land and depreciable asset sales	(42)			(114)

Funds from operations (FFO) applicable to common shares and limited partnership units	17,814	17,541	$1.02	15,093	15,527	$0.97

Add back:
Acquisition and disposition expenses	2,207			623

Modified Funds from operations (MFFO)	$20,021	17,541	$1.14	$15,716	15,527	$1.01

(1)	UPREIT Units of the Operating Partnership are exchangeable for shares of beneficial interest on a one-for-one basis pursuant to redemption requests. Please see Note 10 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

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

Historically, the geographic location of our properties and credit-worthiness of our tenants have resulted in minimal to no property impairments or write-offs on uncollectible rental revenues other than the $226,000 impairment in this quarter. We currently anticipate the trend to continue. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may deteriorate. Factors that lead to the impairment recognized this quarter were related to the projected cash flows from the eventual disposition of the property using a property specific capitalization rate. We expect these factors to be non-recurring.

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

	For the nine months ended September 30,
	2013	2012
	(in thousands)
Net cash flows provided by operating activities	$16,313	$17,774
Net cash flows used in investing activities	$(19,892)	$(10,245)
Net cash flows provided by (used in) financing activities	$2,625	$(7,653)

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

Net cash provided by operating activities was $16.3 million and $17.8 million for the nine months ended September 30, 2013 and 2012, respectively, which consisted primarily of net income from property operations, adjusted for non-cash depreciation and amortization and gains on sales of investment properties. The decrease in operating cash flows is primarily attributable to increased loan fee deposits, and ordinary course fluctuations in working capital, specifically accrued expenses.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash used in investing activities was $19.9 million and $10.2 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures for $17.0 million and $10.3 million, respectively, and the change in restricted cash for real estate tax, insurance and replacement reserve escrows of $3.9 million and $3.0 million, respectively. This was offset by cash received as distributions from unconsolidated affiliates of $849,000 and $795,000, respectively. In addition, during this period in 2012, we received $1.6 million on the payment of a note receivable.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash flows provided by financing activities were $2.6 million for the nine months ended September 30, 2013. Net cash used in financing activities was $7.7 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, cash flows provided by financing activities related primarily to borrowings on our mortgage loans payable of $29.1 million, offset by principal payments on mortgage notes payable of $14.8 million, share repurchases of $3.1 million and cash distributions in the amount of $8.9 million.

For the nine months ended September 30, 2012, cash flows used in financing activities related primarily to principal payments on our mortgage notes payable of $14.6 million; short-term note payments reduced by $4.0 million; share repurchases of $3.7 million; cash distributions of $7.7 million, all offset by share issuance proceeds of $18.3 million.

Cash Resources

At September 30, 2013, our cash resources consisted of cash and cash equivalents totaling approximately $3.6 million. In addition, we had unencumbered properties with a gross book value of $39.3 million, which could potentially be used as collateral to secure additional financing in future periods.

We also have four lines of credit: (i) a $15.0 million line of credit with Wells Fargo Bank (which expires in July 2015) secured by an office property in Duluth, Minnesota, four retail properties in Minnesota, one retail property in Texas, and four retail properties in North Dakota (ii) a $1.0 million unsecured line of credit (which expires in November 2013) and a $3.0 million line of credit (which expires November 2014) with Bremer Bank secured by two commercial properties in Moorhead, Minnesota and an office property in St. Cloud, Minnesota and (iii) a $2.0 million line of credit with Bell State Bank and Trust secured by a multifamily property in Fargo, North Dakota, which expires in June 2014. As of September 30, 2013, there was no balance outstanding on the lines of credit, leaving $21.0 million available. As of December 31, 2012, there was no balance outstanding on the lines of credit.

Subsequent to September 30, 2013 the unsecured line of credit with Bremer Bank was renewed and the maturity extended to October 2014.

In connection with our construction in progress, the Company is in the process of obtaining an additional $12 million line of credit. We presently expect the terms of the line of credit to be for 24 months with variable interest rate based on 1-month LIBOR plus 2.5%, then subsequent to the initial period, rolling into a 5 year amortizing loan. The line will be used as needed to fund the construction of the residential project currently in process.

Our cash resources can be used for working capital needs and other commitments. Our lines of credit and certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of September 30, 2013, we were in compliance with all covenants.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the nine month period ended September 30, 2013, we did not sell any common shares in private placements. During the nine months ended September 30, 2013, we issued 153,000 and 56,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively. The dividend reinvestment plan raised gross proceeds of $2.8 million. During the nine months ended September 30, 2012, we sold 1,332,000 common shares in private placements. The 2012 private placements raised gross proceeds of $18.3 million. During the nine months ended September 30, 2012, we issued 125,000 common shares under the dividend reinvestment plan and raised gross proceeds of $1.7 million.

During the nine month period ended September 30, 2013, we issued limited partnership units valued at approximately $25.1 million in connection with the acquisition of fifteen properties.

During the nine month period ended September 30, 2012, we issued limited partnership units valued at approximately $4.1 million in connection with the acquisitions of four properties.

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of September 30, 2013, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

INREIT did not issue any unregistered securities during the three month period ended September 30, 2013.

In connection with the completion our two property acquisitions, the operating partnership issued 540,000 units to two unit-holders during the three month period ended September 30, 2013 pursuant to Section 4(2) of Regulation D and Rule 506.

Repurchases of Securities

Set forth below is information regarding common shares and limited partnership units repurchased during the three months ended September 30, 2013:

Period	Total Number of Common Shares Repurchased	Total Number of Common Units Repurchased	Average Price Paid per Common Share/Unit	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Total Number of Units Repurchased as Part of Publicly Announced Plans or Programs	Shares (and Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2013	14,000	8,000	13.00	511,000	81,000	9,089,000
August 1-31, 2013	13,000	38,000	13.00	524,000	119,000	8,426,000
September 1-30, 2013	—	—	13.00	524,000	119,000	8,426,000

Total	27,000	46,000

On March 28, 2013, and September 26, 2013 our Board of Trustees revised the Share Repurchase Plan. The amended and restated Share Repurchase Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by members of our operating partnership, up to a maximum amount of $25.0 million worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The repurchase price for such shares and units repurchased under the plan was fixed at $13.00 per share or unit, which was increased to $14.00 effective October 16, 2013. The maximum amount of shares and units that may be repurchased was $20.0 million, which was increased to $25.0 million effective October 16, 2013. The repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan at any time if it determines to do so is in our best interest.

Item 6. Exhibits.

Exhibit Number	Title of Document

4.1	INREIT Real Estate Investment Trust 99.1 First Amendment to Dividend Reinvestment Plan (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Commission on October 2, 2013.

4.2	INREIT Real Estate Investment Trust Amended and Restated Share Repurchase Plan (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the Commission on October 2, 2013.

4.3	INREIT Properties, LLLP Amended and Restated Unit Repurchase Plan (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the Commission on October 2, 2013.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101	The following materials from INREIT Real Estate Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) Consolidated Statements of Shareholders’ Equity for nine months ended September 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2013

INREIT REAL ESTATE INVESTMENT TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)