Form 10-K
period 2013-12-31
INREIT Real Estate Investment Trust
filed 2014-03-28
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the common shares of beneficial interest held by non-affiliates as of June 30, 2013 was approximately $63,517,998, computed by reference to the price at which the common shares was last sold as of such date. The common shares of beneficial interest are not listed on any national exchange or over-the-counter market or quoted on any national securities market.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 24, 2014
Common Shares of Beneficial Interest, $0.01 par value per share	5,403,973.0153

Documents Incorporated by Reference: Portions of INREIT’s Proxy Statement for its 2014 Annual Meeting of Shareholders, which INREIT intends to file with the Securities and Exchange Commission within 120 days after the end of INREIT’s fiscal year ended December 31, 2013, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If INREIT does not file its Proxy Statement on or before 120 days after the end of its 2013 fiscal year, INREIT will file the required information in an amendment to this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

GENERAL

INREIT Real Estate Investment Trust (“we,” “us,” “our,” “Company” or “INREIT”) is a real estate investment trust (“REIT”), formed in North Dakota as an unincorporated business trust on December 3, 2002. References in this Annual Report on Form 10-K to the “Company,” “INREIT,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. We were formed for the purpose of investing in a diversified portfolio primarily of commercial properties (such as retail, office and medical) and multi-family dwellings (such as apartment buildings and senior assisted or independent living centers). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors. At December 31, 2013, we owned directly or through our operating partnership, 122 properties in eleven states.

UPREIT Structure

We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we conduct substantially all of our investment activities and hold all or substantially all of our assets through our operating partnership INREIT Properties, LLLP. We control the operating partnership as the general partner and own approximately 28.7% of the operating partnership as of December 31, 2013. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be our assets and income.

Operating Partnership

Our operating partnership, INREIT Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of commercial properties and multi-family dwellings located principally in the upper and central Midwest United States.

Since our formation, our focus has consisted of owning and operating income-producing real estate properties. In 2006, we held 23 total properties approximating $56 million in total assets. Between 2007 and 2013, we focused extensively on strengthening the multifamily component of our portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties were located in North Dakota. By the end of 2013, our portfolio has grown to 122 properties, approximating $448.3 million in total assets, which includes assets held for sale, and book equity, including noncontrolling interests, of approximately $197.2 million as of December 31, 2013. As of December 31, 2013, our portfolio contained approximately 5,947 apartment units and 1,404,412 square feet of leasable commercial space.

As of December 31, 2013, approximately 63.1% of the properties were apartment communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2013, approximately 36.9% of the properties were comprised of office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Our Advisor

Our external Advisor is INREIT Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf. The Advisor is owned in part by Kenneth Regan, a trustee and our Chief Executive Officer, and by an entity controlled by James Wieland, also one of our trustees. In addition, Messrs. Regan and Wieland serve on the Board of Governors of the Advisor. From 2007 to 2013, our Advisor’s staff increased in number and expertise, growing from 4 to 9 full-time employees including a president, chief accounting officer, controller, accountant and finance manager.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders as fiduciaries. In addition, the Board has a specific fiduciary duty to supervise our relationship with the Advisor, and evaluates the performance of and fees paid to the Advisor on an annual basis prior to renewing the Advisory Agreement with the Advisor. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 28, 2013, effective January 1, 2013. Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent of our Advisor. Our trustees are elected annually by our shareholders.

Although we have executive officers, we do not have any paid employees. Our President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Secretary are also officers, employees, owners or governors of our Advisor. Among others, such executive officers oversee our Advisor’s day-to-day operations with respect to us. However, when doing so, such executive officers are acting on behalf of our Advisor in performing the Advisor’s obligations under the Advisory Agreement. Generally, the only services performed by our executive officers in their capacity as our executive officers are those required by law or regulation, such as executing documents as required by North Dakota law and providing certifications required by the federal securities laws. The Advisor is paid a management fee, acquisition fee, disposition fee, financing fee, and development fee, as applicable. For additional information regarding these fees see Note 15 to the financial statements.

Organizational Structure

The following chart shows our structure:

(1)	The Advisor is owned in part by our Chief Executive Officer and Trustee Mr. Kenneth P. Regan (33.00%), by Wieland Investments, LLLP, an entity controlled by our Trustee Mr. James S. Wieland (33.00%) and by our President Bradley J. Swenson (5%). In addition, Mr. Regan serves as the Chief Executive Officer and Chairman of the Board of the Advisor, and Messrs. Wieland and Swenson serve on the Board of Governors of the Advisor.
(2)	The Advisor serves as both our and our operating partnership’s advisor. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 2.4% and 1.6%, respectively, of our shares as of December 31, 2013.
(3)	We control the operating partnership as the general partner, and own approximately 28.7% of the operating partnership as of December 31, 2013. Mr. Regan and Mr. Wieland beneficially owned and had voting power over approximately 12.5% and 9.8%, respectively, of the operating partnership as of December 31, 2013.

OUR CORE INVESTMENT OBJECTIVES AND STRATEGY

Investment Objectives

Our primary investment objectives are to:

•	acquire quality real estate properties or interests in real estate properties that can provide stable cash flow for distribution to our shareholders, preservation of capital and realization of long-term capital appreciation upon the sale of such properties;

•	offer an investment option in which the value of the common shares is correlated to real estate as an asset class rather than traditional asset classes such as stocks and bonds; and

•	provide a hedge against inflation through use of month-to-month rentals or short-term and long-term lease arrangements with rental properties tenants.

We may change our investment objectives only with the approval of holders of a majority of the outstanding common shares.

Investment Strategy

Our investment strategy is primarily to acquire and hold a diverse portfolio of:

•	commercial real estate properties or portfolios or real estate properties in various sectors, including multi-family residential, senior housing, retail, office, medical and other commercial properties, including restaurants, primarily located in the central corridor of the contiguous 48 states; and

•	ownership interests in real estate properties in various sectors, including multi-family residential, senior housing, retail, office, medical and other commercial properties located in these markets.

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

Investments in Real Estate Related Assets

Our guidelines provide we may invest in real estate related assets. These assets include securities of other companies engaged in real estate activities, mortgage-backed securities and conventional mortgage loans. However, to date, our investment in such assets have been nominal. We may increase such investments in the future, but do not anticipate such investment amounts to be material.

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

SEGMENT DATA

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multi-family and assisted senior living properties. Our commercial properties include retail, office, industrial, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and other general and administrative expenses.

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

Our competition also consists of other owners and developers of multifamily and commercial properties who are trying to attract tenants to their properties. We also compete with other real estate investors such as individuals, partnerships, corporations and other REITs to acquire properties that meet our investment objectives. This competition influences our ability to acquire properties and the prices that we may pay for those properties. We do not have a dominant position in any of the markets in which we operate and many of our competitors have greater financial and other resources than us and may have substantially more operating experience than either us or our Advisor. We believe, however, that the diversity of our investments, the experience and abilities of our management, the quality of our assets and the financial strength of many of our commercial tenants affords us some competitive advantages that have in the past, and should in the future, allow us to operate our business successfully despite the competitive nature of our business.

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

Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay dividends. We do not believe our existing portfolio as of December 31, 2013 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

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

We will make these reports available, free of charge, by responding to requests addressed to 1711 Gold Drive South, Suite 100, Fargo, North Dakota 58103. You may also request reports by calling the telephone number (701) 353-2720. Additionally, we maintain an internet site at www.inreit.com, which includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. This reference to our website is not intended to incorporate information found on the website into this filing.

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

Our future success substantially depends on the active participation of James Wieland, one of our trustees, Kenneth Regan, our Chief Executive Officer and a trustee, and Bradley J. Swenson, our President. Messrs. Wieland and Regan are also governors and owners of the Advisor; and Mr. Swenson is also the President and a governor of the Advisor. Messrs. Wieland and Regan have over 30 years of extensive experience each in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing, and through the Advisor, in locating desirable real estate investments and where serving as property manager, managing our properties. Losing the services of Messrs. Wieland, Regan, or Swenson could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”) based on exceptions we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act. Registration as an investment company would be costly, would subject us to a host of complex regulations, and would divert the attention of management from the conduct of our business. If the SEC or a court of competent jurisdiction were to find we are required, but in violation of the Investment Company Act had failed, to register as an investment company, possible consequences include, but are not limited to, the following: (i) the SEC could apply to a district court to enjoin the violation; (ii) our shareholders could sue us and recover any damages caused by the violation; (iii) any contract to which we are party made in, or whose performance involves a violation of the Investment Company Act would be unenforceable by any party to the contract unless a court were to find that under the circumstances enforcement would produce a more equitable result than non-enforcement and would not be inconsistent with the purposes of the Investment Company Act; and (iv) criminal and civil actions could be brought against us. Should we be subjected to any or all of the foregoing, we would be materially and adversely affected.

There is no public trading market for our shares, nor do we expect one to develop, which may negatively impact a shareholders ability to sell their shares and the price at which shares may be sold.

There is no public market for the shares and no assurance one may develop. In addition, the price shareholders may receive for the sale of their shares is likely to be less than the proportionate value of our investments. If our shareholders are able to find a buyer for their shares, they may have to sell them at a substantial discount from the price they purchased the shares. Consequently, shareholders may not be able to liquidate their investments in the event of emergency or for any other reason. Therefore, shareholders should consider our securities as illiquid and a long-term investment and should be prepared to hold their shares for an indefinite period of time.

The estimated value of our common stock is based on a number of assumptions and estimates that may not be accurate and is also subject to a number of limitations.

The current estimated value of our common stock equals $14.00 per share. The methodology used by our board to determine this value was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain and no subsequent valuation has been undertaken by us. The valuation process involves a number of estimates, assumptions and subjective judgments that may not be accurate and complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles. The estimated value of our real estate assets used in the analysis may not necessarily represent the value we would receive or accept if the assets were marketed for sale. Further, acquisitions and dispositions of properties will have an effect on the value of our estimated price per share, which is not reflected in the current estimated price. Moreover, the estimated per share value of the common stock does not reflect a liquidity discount for the fact that the shares are not currently traded on a public market, a discount for the non-assumability or prepayment obligations associated with certain loans and other costs that may be incurred in connection with the sale of assets. As a result a shareholder should not rely on the estimated value per share as being an accurate measure of the then-current value of the shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest dividends by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

Shareholders may not be able to have their shares redeemed under the Share Redemption Plan, and if shareholders do redeem their shares, they will not receive the current value of the shares.

We have adopted a share redemption plan. However, our Board of Trustees can limit, suspend, terminate or amend the plan at any time without shareholder approval, and there is no assurance we will have sufficient funds available at the time of any request to honor a redemption request for cash. Shares redeemed under this plan may be purchased at a discount to the current price of the shares or to the price paid for such shares by the shareholder. Therefore, shareholders may not receive the amount they paid for the shares and may receive less by selling their shares back to us than they would receive if they were to sell their shares to other buyers.

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

Even if we continue to qualify as a REIT for federal income tax purposes, we may be subject to federal and state taxes on our income or property, including the following:

•	To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gains) to our shareholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income. In such situation, shareholders will be treated as having received the undistributed income and having paid the tax directly, but tax-exempt shareholders, such as charities or qualified pension plans, will receive no benefit from any deemed tax payments.

•	We may be subject to state and local taxes on our income or property, either directly or indirectly, because of the taxation of our operating partnership or of other entities through which we indirectly own our assets.

•	If we have net income from the sale of foreclosure property we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•	If we sell a property, other than foreclosure property, we hold primarily for sale to customers in the ordinary course of business, our gain will be subject to the 100% “prohibited transaction” tax.

•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which the distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

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

To qualify as a REIT, our shares must be beneficially owned by 100 or more persons and no more than 50% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Currently, our Amended Declaration of Trust prohibits transfers of our shares that would result in (1) our shares being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50% of our shares, applying broad attribution rules imposed by the federal income tax laws, or (3) before our shares qualify as a class of publicly-offered securities, 25% or more of our shares being owned by ERISA investors. If a shareholder acquires shares in excess of the ownership limits or in violation of the restrictions on transfer, we:

•	May consider the transfer to be void ab initio.

•	May not reflect the transaction on our books.

•	May institute legal action to enjoin the transaction.

•	May redeem such excess shares.

•	Automatically transfer any excess shares to a charitable trust for the benefit of a charitable beneficiary.

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

We may have to sell assets from time to time to satisfy our REIT distribution requirements and other REIT requirements or for other purposes. The IRS may posit one or more asset sales may be “prohibited transactions.” If we are deemed to have engaged in a “prohibited transaction,” our gain from such sale would be subject to a 100% tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax, but we cannot assure you we will be able to qualify for the safe harbor. We will use reasonable efforts to avoid the 100% tax by (1) conducting activities that may otherwise be considered a prohibited transaction through a taxable REIT subsidiary, (2) conducting our operations in such a manner so no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain sales of our assets to comply with a safe harbor available under the Internal Revenue Code. We do not intend to hold assets in a manner to cause their dispositions to be treated as “prohibited transactions,” but we cannot assure you the IRS will not challenge our position, especially if we make frequent sales or sales of assets in which we have short holding periods. Payment of a 100% tax would adversely affect our results of operations.

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

May profit even if investment is not profitable

The Advisor receives acquisition, disposition, management, financing, and development fees under the Advisory Agreement. The Advisor and its affiliates may also be appointed or utilized to provide other services to us and our assets and receive fees and compensation for providing such other services, such as property management fees and construction fees. Therefore, the Advisor and its affiliates may profit from real estate investments even where we lose all or a portion of our investment. In addition, the agreements and arrangements, including those relating to compensation, between us and the Advisor and its affiliates are not the result of arm’s-length negotiations and their terms may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

We face significant competition from owners, operators and developers of similar real estate properties designed and dedicated to serve tenants with the same needs as the tenants that occupy or could occupy our properties in the same market. These competitors may have greater resources than we do, and may have other advantages resulting from lower cost of capital and enhanced operating efficiencies. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. Due to such competition, the terms and conditions of any lease we enter into with our tenants may vary substantially from those we anticipate when we acquire a property. Our properties experience competition from existing and planned projects, as well as newer developments located within the market area. We cannot assure competitors will not develop similar properties in the area or not be able to negotiate better leases for existing or new properties which could adversely affect the profitability and viability of our properties.

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

We purchase, and we may be required by lenders of mortgage loans or other financings to obtain, certain insurance coverage on our real estate investments. Either the property manager or the Advisor selects policy specifications and insured limits which it believes to be appropriate and adequate given the risk of loss, the cost of the coverage and industry practice. The nature of the tenants at the properties we hold may expose us and our operations to an increase in liability for personal injuries or other losses. There can be no assurance that such insurance will be sufficient to cover all liabilities. Some of our policies may be subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. Furthermore, insurance against certain risks, such as terrorism, flood and toxic mold, may be unavailable or available at commercially unreasonable rates or in amounts less than the full market value or replacement cost of the properties. There can be no assurance particular risks are currently insurable, will continue to be insurable on an economical basis or current levels of coverage will continue to be available. If a loss occurs that is partially or completely uninsured, we may lose all or part of our investment in a property as well as the anticipated future cash flows from such properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. We may also be liable for any uninsured or underinsured personal injury, death or property damage claims, which could result in decreased dividends to shareholders.

Discovery of toxic mold on our properties may adversely affect our results of operation.

Litigation and concern about indoor exposure to certain types of toxic molds have been increasing as the public becomes aware exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. Toxic molds can be found almost anywhere; they can grow on virtually any organic substance, as long as moisture and oxygen are present. There are molds that can grow on wood, paper, carpet, foods and insulation. When excessive moisture accumulates in buildings or on building materials, mold growth will often occur, particularly if the moisture problem remains undiscovered or unaddressed. It is impossible to eliminate all mold and mold spores in the indoor environment. The difficulty in discovering indoor toxic mold growth could lead to a risk of lawsuits by affected persons and the risk that the cost to remedy toxic mold could exceed the value of the property. We will attempt to acquire properties where there is no toxic mold or where there has not been any proceeding or litigation with respect to the presence of toxic mold. However, we cannot provide assurances toxic mold will not exist on any of our properties when we acquire the properties or will not subsequently develop on any of our properties.

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

From time to time we have purchased certain real estate properties and lease them back to the sellers of such properties. While we use our best efforts to structure any such leaseback transactions to be characterized as a “true lease” so we will be treated as the owner of the property for federal income tax purposes, we cannot assure you the IRS will not challenge such characterization. If any such re-characterization were successful, deductions for depreciation and cost recovery relating to such real property would be disallowed, interest and penalties could be assessed by the IRS and it is possible, under some circumstances, we could fail to qualify as a REIT as a result.

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

We have entered into two hedging transactions and may enter into additional such transactions. Hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments. Any income from a hedging transaction to manage risk of interest rate, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred by us to acquire or own real estate assets, which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into, including gain from the disposition of such a transaction, will be disregarded for purposes of the 75% and the 95% gross income tests. If applicable, there also are rules for disregarding income for purposes of the 75% and the 95% gross income tests with respect to hedges of certain foreign currency risks. To the extent we enter into other types of hedging transactions, the income from those transactions likely will be treated as non-qualifying income for purposes of both the 75% and the 95% gross income tests. We intend to structure any hedging transactions in a manner that does not jeopardize our ability to qualify as a REIT.

Complying with REIT requirements may limit our ability to hedge liabilities through tax-efficient means.

The REIT provisions of the Code substantially limit our ability to hedge liabilities. Because we conduct substantially all of our operations through our operating partnership, any income from a hedging transaction entered into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute gross income to us for purposes of the 75% or 95% gross income test. To the extent our operating partnership enters into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income to us for purposes of the 75% and 95% gross income tests. As a result, we may be required to limit the operating partnership’s use of advantageous hedging techniques or to implement hedges through certain taxable corporations. This could increase the costs of hedging activities because any taxable corporation would be subject to tax on gains or expose the operating partnership to greater risks associated with changes in interest rates than is otherwise desirable. In addition, losses of a taxable corporation will generally not be deductible by the operating partnership and will generally only be available to offset future taxable income of such corporation.

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

Risks Related to Investments in Real Estate Related Assets

Currently, our investment portfolio contains a nominal amount of real estate related assets. The following risk factors apply to such assets.

Investments in real estate related equity assets could involve higher risks than other investments, which could adversely affect our operations and ability to make dividend payments.

We can invest in common and preferred stock of both publicly traded and private real estate companies, including REITs, which involve a higher degree of risk than debt securities due to a variety of factors, including subordination to creditors and lack of any security. Our investments in real estate related equity securities can involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate discussed in this report, including risks relating to rising interest rates.

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

Commercial mortgage-backed securities are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, any mortgage-backed securities we invest in will be subject to all the risks of the underlying mortgage loans, including the risks of prepayment or non-payment.

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

For any investments we make in mortgage loans, we will be at risk of loss on those investments, including losses as a result of defaults on mortgage loans. These losses may be caused by many conditions beyond our control, including general prevailing local, national and global economic conditions; economic conditions affecting real estate values; changes in specific industry segments; tenant defaults and lease expirations; financial condition of tenants; changes in use of property; shift of business processes and functions offshore; declines in regional or local real estate values, or rental or occupancy rates; increases in interest rates, real estate tax rates and other operating expenses; competition from comparable types of properties; and property management decisions.

If we acquire a property by foreclosure following defaults under any mortgage loan investments, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives. We do not know whether the values of the property securing any of our real estate securities investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease. Further, seeking available remedies could be a time-consuming and expensive process and would increase the costs associated with holding such mortgage and reducing our cash available for shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2013, we owned 122 properties, containing approximately 5,947 apartments and 1,404,412 square feet of leasable commercial space. Many of our properties are located in the state of North Dakota.

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

With the exception of single tenant buildings, the majority of our investment properties are managed by a third party. However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets, and major renovations are made by our Board, based on input from the Advisor. Property management firms usually receive between 3% and 5% of gross rent collection for their services. Substantially all of our revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. Approximately half of our existing leases as of December 31, 2013 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2013, we owned 122 properties in eleven states, primarily located in North Dakota with others located Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. This portfolio of properties includes a diversified mixture of multifamily, single tenant retail and office buildings. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota. We report our results in two reportable segments: residential and commercial properties. Please see Notes 2 and 3 to the consolidated financials included in this report for more information.

As of December 31, 2013, approximately 63.1% of the properties were apartment communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2013, approximately 36.9% of the properties were comprised of office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases. The following table sets forth information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2013 (in thousands, except units or leasable sq. ft.).

			# of		Physical	Annualized
			Units or		Occupancy	Base
		Year	Leasable	Total	at December	Rental
Property	Location	Acquired	Sq Ft	Investment	31, 2013	Revenue (1)
32nd Avenue Office	Fargo, ND	2004	31,307	$4,060	100.00%	$349
44th Street	Fargo, ND	2013	42	2,310	98.88%	319
Aetna Building	Bismarck, ND	2006	75,000	8,896	100.00%	881
Applebee’s Neighborhood Bar & Grill	Apple Valley, MN	2011	4,997	2,570	100.00%	239
Applebee’s Neighborhood Bar & Grill	Bloomington, MN	2010	5,043	2,663	100.00%	215
Applebee’s Neighborhood Bar & Grill	Coon Rapids, MN	2010	5,576	2,480	100.00%	243
Applebee’s Neighborhood Bar & Grill	Savage, MN	2010	4,936	1,127	100.00%	166
Arbor Apartments	Bismarck, ND	2013	12	636	97.88%	93
Arbor II Apartments	Bismarck, ND	2013	12	672	100.00%	70
Arbor III Apartments	Bismarck, ND	2013	12	668	100.00%	74
Arneson (Auburn/Hunter’s Run I)	Fargo, ND	2007	36	1,538	96.79%	277
Ashbury *	Fargo, ND	2013	61	3,660	100.00%	2,894
Autumn Ridge	Grand Forks, ND	2004	144	10,404	97.89%	1,529
Bayview	Fargo, ND	2007	100	4,677	97.47%	811
Becker Furniture Building, St. Cloud	Waite Park, MN	2006	30,200	2,215	100.00%	198
Berkshire	Fargo, ND	2008	12	475	100.00%	88

			# of		Physical	Annualized
			Units or		Occupancy	Base
		Year	Leasable	Total	at December	Rental
Property	Location	Acquired	Sq Ft	Investment	31, 2013	Revenue (1)
Biolife Plasma Center	Bismarck, ND	2008	11,671	2,551	100.00%	242
Biolife Plasma Center	Eau Claire, WI	2008	11,900	2,058	100.00%	184
Biolife Plasma Center	Grand Forks, ND	2008	13,190	2,919	100.00%	253
Biolife Plasma Center	Janesville, WI	2008	12,225	2,107	100.00%	193
Biolife Plasma Center	Mankato, MN	2008	13,181	3,352	100.00%	340
Biolife Plasma Center	Marquette, MI	2008	11,737	3,006	100.00%	260
Biolife Plasma Center	Onalaska, WI	2008	12,180	2,280	100.00%	214
Biolife Plasma Center	Oshkosh, WI	2008	12,191	2,187	100.00%	183
Biolife Plasma Center	Sheboygan, WI	2008	13,230	2,396	100.00%	227
Biolife Plasma Center	Stevens Point, WI	2008	13,190	2,302	100.00%	205
Brookfield	Fargo, ND	2008	72	2,402	99.90%	465
Buffalo Wild Wings	Austin, TX	2010	7,296	2,587	100.00%	122
Candlelight	Fargo, ND	2012	66	1,950	100.00%	470
Carling Manor	Grand Forks, ND	2008	12	779	99.13%	147
Carlton Place	Fargo, ND	2008	213	8,446	99.04%	1,556
Chandler	Grand Forks, ND	2005	12	325	99.31%	85
Columbia West	Grand Forks, ND	2008	70	4,003	98.39%	673
Country Club	Fargo, ND	2011	40	1,637	100.00%	306
Countryside	Fargo, ND	2011	24	877	95.51%	157
Courtyard Apartments	St. Louis Park, MN	2013	151	8,758	96.62%	1,501
Dairy Queen	Dickinson, ND	2012	2,811	1,330	100.00%	122
Dairy Queen	Moorhead, MN	2011	2,712	1,200	100.00%	129
Danbury	Fargo, ND	2007	135	6,875	97.79%	1,147
Dellwood Estates	Anoka, MN	2013	132	11,500	95.82%	1,379
Eagle Run**	West Fargo, ND	2010	144	6,874	97.78%	1,127
Echelon Building	Fargo, ND	2006	17,000	2,008	100.00%	145
Eide Bailly Building***	Fargo, ND	2007	75,000	5,919	100.00%	933
Emerald Court	Fargo, ND	2008	24	1,010	100.00%	172
Fairview	Bismarck, ND	2008	84	4,575	99.92%	886
First International Bank & Trust	Moorhead, MN	2011	3,510	1,014	100.00%	83
Flickertail	Fargo, ND	2008	180	6,519	96.53%	1,304
Forest Avenue	Fargo, ND	2013	20	740	100.00%	125
Four Points Office Building	Fargo, ND	2007	11,973	1,313	100.00%	123
Galleria III	Fargo, ND	2010	18	862	100.00%	170
Gate City Bank	Grand Forks, ND	2008	17,406	1,300	88.30%	196
Glen Pond	Eagan, MN	2011	414	26,508	97.83%	5,171
Goldmark Office Park	Fargo, ND	2007	124,306	18,189	100.00%	1,516
Grand Forks Marketplace****	Grand Forks, ND	2003	182,522	9,963	100.00%	1,965
Granger Court I	Fargo, ND	2013	59	3,127	100.00%	440
Great American Insurance Building	Fargo, ND	2005	15,000	2,202	100.00%	153
Guardian Building Products	Fargo, ND	2012	100,600	3,450	100.00%	343
Hannifin Apartments	Bismarck, ND	2013	14	756	96.07%	85
Highland Meadows*****	Bismarck, ND	2011	144	1,313	97.83%	1,288
Hunter	Fargo, ND	2009	48	1,856	95.67%	295
Hunter’s Run II	Fargo, ND	2008	12	517	100.00%	98
Islander Apartments	Fargo, ND	2011	24	1,068	98.03%	180
Kennedy	Fargo, ND	2013	12	714	100.00%	417
Library Lane	Grand Forks, ND	2007	60	2,931	99.98%	409
Mandan Family Dollar Store	Mandan, ND	2010	9,100	849	100.00%	72
Mandan O’Reilly Auto Store	Mandan, ND	2010	6,300	679	100.00%	66
Maple Ridge	Omaha, NE	2008	168	7,676	94.62%	1,259
Maplewood Bend	Fargo, ND	2009 and 2010	182	7,195	99.19%	1,299
Mayfair	Grand Forks, ND	2008	24	1,210	98.32%	215
Midtown Plaza	Minot, ND	2004	15,010	1,256	100.00%	184
Monticello Apartments	Fargo, ND	2013	18	864	100.00%	128
Montreal Courts Apartments & Townhomes	Little Canada, MN	2013	444	27,084	95.72%	4,237
Oak Court	Fargo, ND	2008	81	2,919	98.72%	518
Pacific Park I	Fargo, ND	2013	30	957	98.67%	178
Pacific Park II	Fargo, ND	2013	39	1,036	100.00%	221
Pacific Park South	Fargo, ND	2013	15	550	100.00%	106
Parkwood	Fargo, ND	2008	40	1,381	99.86%	274
Pebble Creek	Bismarck, ND	2008	70	4,030	99.81%	780
Prairiewood Court I & II (3)	Fargo, ND	2006 and 2007	60	2,369	99.28%	422
Prairiewood Meadows	Fargo, ND	2012	85	3,450	99.96%	795
Premiere Marketing	Norfolk, NE	2011	14,736	700	100.00%	72
Regis Building	Edina, MN	2009	102,448	13,286	100.00%	1,127
Richfield Harrison	Grand Forks, ND	2007	140	7,811	97.91%	1,215
Rosegate	Fargo, ND	2008	90	3,488	100.00%	563
Saddlebrook	West Fargo, ND	2008	60	1,503	99.64%	288
Schrock Apartments	Fargo, ND	2013	18	756	100.00%	127
Sheridan Pointe Apartments	Fargo, ND	2013	48	2,880	100.00%	405
Sierra Ridge	Bismarck, ND	2006 and 2011	272	10,309	99.10%	1,517
Social Security Building	St. Cloud, MN	2007	10,810	2,904	100.00%	363
Somerset	Fargo, ND	2008	75	3,982	96.78%	602
Southgate	Fargo, ND	2007	162	6,327	95.18%	1,108
Southview III	Grand Forks, ND	2011	18	3,051	94.39%	164
Southview Village	Fargo, ND	2007	72	701	100.00%	501

			# of		Physical	Annualized
			Units or		Occupancy	Base
		Year	Leasable	Total	at December	Rental
Property	Location	Acquired	Sq Ft	Investment	31, 2013	Revenue (1)
Spring	Fargo, ND	2013	25	950	100.00%	169
Stanford Court	Grand Forks, ND	2013	96	4,416	99.81%	744
Stony Brook	Omaha, NE	2009	148	10,595	93.28%	1,534
Sunset Ridge	Bismarck, ND	2008/2010	180	13,917	99.92%	1,850
Sunview	Grand Forks, ND	2008	36	1,903	96.81%	344
Sunwood Estates	Fargo, ND	2007	81	4,160	99.94%	877
Terrace on the Green	Moorhead, MN	2012	116	3,450	96.32%	854
Titan Machinery	Dickinson, ND	2012	17,760	1,791	100.00%	180
Titan Machinery	Fargo, ND	2012	29,800	2,820	100.00%	283
Titan Machinery	Marshall, MN	2011	42,000	5,075	100.00%	511
Titan Machinery	Minot, ND	2012	23,690	2,630	100.00%	264
Titan Machinery	Redwood Falls, MN	2013	38,932	4,700	100.00%	461
Titan Machinery	Sioux City, IA	2013	32,532	4,567	100.00%	452
Twin Parks	Fargo, ND	2008	66	2,371	99.27%	471
Village	Grand Forks, ND	2008	35	1,742	93.93%	321
Village Park	Fargo, ND	2008	60	2,346	99.83%	400
Village West	Fargo, ND	2008	80	2,818	99.59%	536
Walgreens	Alexandria, LA	2009	14,560	4,358	100.00%	297
Walgreens	Batesville, AR	2009	14,820	8,346	100.00%	599
Walgreens	Denver, CO	2011	13,390	5,300	100.00%	370
Walgreens	Fayetteville, AR	2009	14,550	5,368	100.00%	467
Walgreens	Laurel, MS	2010	14,820	4,650	100.00%	327
Wells Fargo Building	Duluth, MN	2007	95,961	8,390	100.00%	100
West Pointe Center	Fargo, ND	2007	28,500	3,635	100.00%	241
Westside	Hawley, MN	2010	14	449	69.44%	104
Westwind	Fargo, ND	2008	18	613	100.00%	123
Westwood Estates	Fargo, ND	2008	200	7,641	99.56%	1,444
Willow Park	Fargo, ND	2008	102	5,938	93.55%	931

*	82.50% ownership interest
**	81.25% ownership interest
***	66.67% ownership interest
****	50.00% ownership interest
*****	40.26% ownership interest
(1)	Property’s 2013 base rent, except for properties acquired during the year. Base rent is annualized based on December 31, 2013 base rent and does not include CAM (common area maintenance) income. Rent concessions are not reflected in the calculation, as they are limited in nature and the effects are considered immaterial at less than 0.05%.

The following information applies to all of our operating properties:

•	We believe all of our properties are adequately covered by insurance and suitable for their intended purposes

•	We have no plans for any material renovations, improvements or development of our properties, except in accordance with planned budgets and our Bismarck, North Dakota apartment project;

•	Our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	Depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Geography

Of our 122 properties, 86 are located in North Dakota, with 59 being located in the greater Fargo, North Dakota metropolitan statistical area. These 86 North Dakota properties generated approximately 66% of our rental revenue for the year ended December 31, 2013.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of and for the year ended December 31, 2013 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$261,884	58%	$38,235	66%
Minnesota	121,346	27%	13,009	22%
Other	67,020	15%	6,967	12%

	$450,250	100%	$58,211	100%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, 2006-2010 American Community Survey, the estimated combined population of the Fargo, West Fargo and Moorhead metro area is 169,444 people. According to the Bureau of Labor Statistics December 2013 News Release, North Dakota registered the lowest jobless rate at 2.6 percent compared to the US rate of 6.7%. North Dakota also registered the lowest jobless rate in 2012.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2013:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	7.9%	7.7%	7.6%	7.5%	7.6%	7.6%	7.4%	7.3%	7.2%	7.3%	7.0%	6.7%
North Dakota (1)	3.3%	3.3%	3.2%	3.3%	3.2%	3.1%	3.0%	3.0%	2.8%	2.7%	2.6%	2.6%

(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Tenants

Our tenants are varied and consist of national, regional, local businesses and individuals. Our commercial/retail properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. In 2013 and 2012, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, restaurant, and medical. Within our office, retail and industrial properties, we have over 70 tenants who operate in numerous industries, including restaurants, pharmacy, financing, banking, insurance, professional services, technology and wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one year periods. The following table lists a summary, as of December 31, 2013, of lease expirations on non-residential properties schedule to occur during each of the ten calendar years from 2014 to 2023 and thereafter, assuming that tenants exercise no renewal options or early termination rights. Base rents do not include CAM (common area maintenance). The table is based on leases at December 31, 2013 for our non-residential properties (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring	% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent	Base Rent
Month-to-Month	3	35,710	2.60%	$51	0.33%
2014	11	23,351	1.70%	136	0.87%
2015	18	274,639	19.96%	1,741	11.10%
2016	18	238,068	17.30%	877	5.59%
2017	15	256,862	18.67%	836	5.33%
2018	7	31,180	2.27%	102	0.65%
2019	4	12,105	0.88%	59	0.38%
2020	3	32,382	2.35%	52	0.33%
2021	7	129,329	9.40%	813	5.19%
2022	1	13,230	0.96%	193	1.23%
2023	4	31,088	2.26%	324	2.07%
Thereafter	20	298,104	21.65%	10,495	66.93%

Leased Total	111	1,376,048	100.00%	$15,679	100.00%

Mortgage Notes Secured by the Properties

At December 31, 2013, we had $239.0 million in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2014	$7,793
2015	22,694
2016	34,948
2017	35,277
2018	8,353
Thereafter	129,943

$239,008

Acquisitions and Dispositions

We acquired twenty two properties and disposed of one property and one parcel of land during the year ended December 31, 2013. Capitalization rates are a key decision making item used by the Board. Capitalization rates for acquisitions are calculated using projected net operating income divided by the investment. Net operating income is calculated by taking GAAP net income and adding back depreciation, amortization and interest expense. Capitalization rate for dispositions are calculated in the same way with the exception of using historical, rather than projected, net operating income.

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

In making acquisitions, the Board targets capitalization rates between 8.0 to 10.0%, depending on the amount of risk involved. For those properties with greater risk, the Board demands greater capitalization rates (over 9.0%). For those properties exhibiting less risk, a lower capitalization risk is acceptable. For potential acquisitions, the Board also requires an adequate spread exists between the financing on the property and the capitalization rate.

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

Shareholders and Limited Unit Holders

As of March 24, 2014, we had 5,403,973.0153 common shares of beneficial interests outstanding, held by a total of 847 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 24, 2014, there were approximately 13,884,257.1270 limited partnership units of our operating partnership outstanding held by approximately 494 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest on a one-for-one exchange basis. The numbers of common shareholders and limited partners is based on the Company’s records.

Quarterly Dividend Data

We have declared and intend to continue to declare regular quarterly dividends to our common shareholders. Because all of our operations are conducted through our operating partnership, our ability to pay dividends depends on the operating partnership’s ability to make distributions to us and its other limited partners. We pay declared dividends quarterly, whereby the dividend attributable to a calendar quarter would be paid in during the first month of the next quarter. Dividends will be paid to common shareholders as of the record dates selected by the Board of Trustees. We intend to make dividends sufficiently to satisfy the requirements for qualification as a REIT for federal tax purposes.

The following tables show the dividends we have declared (including the total amount paid on a per share basis, paid in cash, reinvested in shares of our common stock pursuant to the Dividend Reinvestment Plan, and the total amount paid) during the last two fiscal years (in thousands, except per share data).

	Dividends Per		Reinvested
2013 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.2100	$394	$751	$1,145	(a)
September 30	$0.2100	$418	$716	$1,134
June 30	$0.2100	$452	$671	$1,123
March 31	$0.2100	$452	$660	$1,112

		1,716	2,798	4,514

	Dividends Per		Reinvested
2012 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.2065	$393	$702	$1,095	(a)
September 30	$0.2065	$393	$657	$1,050
June 30	$0.2065	$349	$601	$950
March 31	$0.2065	$342	$586	$928

		1,477	2,546	4,023

(a)	Fourth quarter dividends paid on January 15th of the following year.

We expect that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions or the Board determines other action prudent.

Sale of Securities

Neither INREIT nor the operating partnership issued any unregistered securities during the three month period ended December 31, 2013, except as described below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $14, as set forth in the table below, as of December 31, 2013 (in thousands, except per unit data) pursuant to Section 4(2) of Regulation D and Rule 506.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Titan Machinery, Redwood Falls, MN (3 recipients)	01/31/13	188,105	$2,633
44th Street Apartments (1 recipient)	02/08/13	165,000	2,310
Forest Avenue Apartments (1 recipient)	02/08/13	52,858	740
Kennedy Apartments (1 recipient)	02/08/13	33,665	471
Pacific Park I Apartments (1 recipient)	02/08/13	53,633	751
Pacific Park II Apartments (1 recipient)	02/08/13	70,337	985
Pacific Park South (1 recipient)	02/08/13	34,375	481
Spring Apartments (1 recipient)	02/08/13	55,125	772
Stanford Court Apartments (1 recipient)	02/08/13	315,429	4,416
Dellwood Estates (2 recipients)	05/31/13	21,368	299
Schrock Apartments (1 recipient)	06/04/13	48,400	678
Arbor 400 Apartments (1 recipient)	06/04/13	45,429	636
Granger Court Apartments (1 recipient)	06/04/13	170,212	2,383
Ashbury Apartments (1 recipient)	07/01/13	153,996	2,156
Courtyard Apartments (1 recipient)	09/03/13	385,594	5,398
Sheridan Pointe Apartments (1 recipient)	10/01/13	140,226	1,963
Montreal Courts Apartments & Townhomes (1 recipient)	10/03/13	401,073	5,615
Titan Machinery (5 recipients)	10/25/13	184,558	2,584
Monticello Apartments (2 recipients)	11/08/13	61,716	864

		2,581,099	$36,135

Other Sales

During the three months ended December 31, 2013, we issued 21,207 common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Regulation D and Rule 506. The issuances during the three months ended December 31, 2013 were as set forth below:

Total
Number of Common
Period	Shares Exchanged
October 1-31, 2013	1,520
November 1-30, 2013	None
December 1-31, 2013	19,687

21,207

Repurchases of Securities

Set forth below is information regarding common shares and limited partnership units repurchased under the Company’s publicly announced Repurchase Plans during the three months ended December 31, 2013:

						Shares (and
						Maximum Number (or
			Average	Total Number of	Total Number of	Approximate Dollar Value) of
	Total Number	Total Number	Price	Shares Repurchased	Units Repurchased	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Purchased Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Repurchased	Repurchased	Share/Unit	Plans or Programs	Plans or Programs	the Plans or Programs
October 1-15, 2013	—	—	$13.00	524,000	119,000	$8,426,000
October 16-31, 2013	21,000	—	$14.00	545,000	119,000	$8,132,000
November 1-30, 2013	23,000	23,000	$14.00	568,000	142,000	$7,488,000
December 1-31, 2013	20,000	—	$14.00	588,000	142,000	$7,208,000

Total	64,000	23,000

For the year ended December 31, 2013, we repurchased all shares or units for which we received redemption requests. In addition, for the year ended December 31, 2013, all common shares and units repurchased were repurchased as part of the publicly announced plans.

On March 28, 2013, and September 26, 2013 our Board of Trustees revised the Share Repurchase Plan. The amended and restated Share Repurchase Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $25.0 million worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The repurchase price for such shares and units repurchased under the plan was fixed at $13.00 per share or unit, which was increased to $14.00 effective October 16, 2013. The repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan at any time if it determines to do so is in our best interest.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this Form 10-K.

	December 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share data)
BALANCE SHEET DATA:
Total assets	$326,150	$343,982	$381,268	$385,095	$448,300
Mortgage loans payable, net	$190,965	$192,172	$217,480	$208,961	$239,008
Total liabilities	$200,300	$204,319	$237,043	$221,904	$251,094
Stockholder’s equity	$125,849	$139,663	$144,225	$163,191	$197,206

	Year Ended December 31,
	2009	2010	2011	2012	2013
STATEMENT OF OPERATIONS DATA:
Rental income	$39,417	$43,438	$49,316	$52,021	$61,943
Operating expenses	33,309	36,674	40,578	41,453	47,260
Interest	10,354	11,628	12,031	10,925	11,222
Depreciation and amortization	7,718	9,014	10,247	10,516	12,219
Total expenses	35,066	38,577	43,217	44,255	52,866
Total other income (expense)	1,999	897	403	866	888
Loss on impairment of property	312	363	264	262	226
Discontinued operations	—	1,854	116	499	3,350
Net income	6,351	7,613	6,618	9,131	13,317
Noncontrolling interest in income	4,992	5,740	4,891	6,424	9,355
Net income attributable to INREIT	$1,358	$1,872	$1,727	$2,707	$3,962
Net income per common share	$0.51	$0.59	$0.46	$0.57	$0.75
Weighted average shares outstanding	2,660	3,191	3,771	4,733	5,384
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$11,274	$14,700	$15,400	$20,093	$23,873
Cash flows used in investing activities	(34,941)	(17,448)	(11,498)	(9,507)	(166)
Cash flows provided by (used in) financing activities	20,284	4,057	(10,718)	(9,223)	(14,414)
OTHER DATA
Dividends declared (a)	$2,010	$2,511	$3,030	$4,023	$4,514
Dividends declared per share	$0.7450	$0.7700	$0.8050	$0.8260	$0.8400

(a)	Consists of dividends paid by the Trust on its common shares of beneficial interest.

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

Historically, the geographic location of our properties and credit-worthiness of our tenants have resulted in $226,000 and $262,000 property impairments and minimal write-offs on uncollectible rental revenues in 2013 and 2012, respectively. We anticipate the trend to continue through 2014. It is possible, however, tenants may file for bankruptcy or default on their leases in the future and that economic conditions could deteriorate.

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

Debt Maturity

One of our principal long-term liquidity requirements includes repayment of maturing debt. The following table provides information with respect to the maturities and scheduled principal payments of our indebtedness as of December 31, 2013 (in thousands). The table does not consider any extension options.

Years ending December 31,	Amount
2014	$7,793
2015	22,694
2016	34,948
2017	35,277
2018	8,353
Thereafter	129,943

$239,008

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

Net cash provided by operating activities was $23.9 million and $20.1 million for the years ended December 31, 2013 and 2012, respectively, which consisted primarily of net income from property operations, adjusted for non-cash depreciation and amortization and gains on sales of investment properties. The funds generated for the years ended December 31, 2013 and 2012 were primarily from property operations of our real estate portfolio. The increase during the year ended December 31, 2013 to the same period in 2012 is due to the growth of our real estate portfolio.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash used in investing activities was $166,000 million and $9.5 million for the years ended December 31, 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $22.2 million and $13.1 million, respectively, and the change in restricted cash for real estate tax, insurance and replacement reserve escrows was $1.6 million and $120,000, respectively. This was offset by cash received as distributions from unconsolidated affiliates of $1.1 million and $1.0 million, respectively. During the years ended December 31, 2013 and 2012, we sold certain properties and received sales proceeds of $23.3 million and $933,000, respectively. In addition, during 2012, we received $1.8 million on the payment of a note receivable.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $14.4 million and $9.2 million for the years ended December 31, 2013 and 2012. During the years ended December 31, 2013 and 2012, cash flows used in financing activities related primarily to principal payments on mortgage notes payable of $36.5 million and $16.1 million, respectively, share repurchases of $4.3 million and $5.3 million, respectively and cash distributions in the amount of $12.0 million and $10.3 million, respectively. This was offset by cash received from borrowings on our mortgage notes payable of $40.3 million and $11.0 million, respectively.

In addition, during 2012 we made $8.0 million of short-term note payments and this was offset by $21.8 million from share issuance proceeds.

Our objectives are to generate sufficient cash flow over time to provide shareholders and others with non-controlling interests in our operations with increasing dividends and to seek investments with potential for strong returns and capital appreciation throughout varying economic cycles. During 2012 and 2013, we funded 100% of the dividends from operating cash flows. In setting a dividend rate, we focus primarily on expected returns from those investments we have already made to assess the sustainability of a particular dividend rate over time.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2013 to December 31, 2013 totaling $4.5 million or $0.84 per share, including amounts reinvested through the dividend reinvestment plan. During the year ended December 31, 2013, we paid cash dividends of $1.7 million and dividends of $2.8 million were reinvested under the dividend reinvestment plan. The cash dividends were paid with the $22.8 million from our cash flows from operations, $1.1 million provided by distributions from unconsolidated affiliates, as well as $2.6 million from gain on sales of properties.

We declared cash dividends to our shareholders during the period from January 1, 2012 to December 31, 2012 totaling $4.0 million or $0.826 per share, including amounts reinvested through the dividend reinvestment plan. During the year ended December 31, 2012, we paid cash dividends of $1.5 million and dividends of $2.5 million were reinvested under the dividend reinvestment plan. The cash dividends were paid with the $20.1 million from our cash flows from operations, $1.0 million provided by distributions from unconsolidated affiliates, as well as $114,000 from gain on sales of properties.

We continue to provide cash dividends to our shareholders from cash generated by our operations. The following chart summarizes the sources of our cash used to pay dividends. Our primary source of cash is cash flow provided by operating activities from our investments as presented in our cash flow statement. We also include distributions from unconsolidated affiliates to the extent that the underlying real estate operations in these entities generate these cash flows and the gain on sale of properties relates to net profits from the sale of certain properties. Our presentation is not intended to be an alternative to our consolidated statement of cash flows and does not present all sources and uses of our cash.

The following table presents certain information regarding our dividend coverage (in thousands):

	2013	2012
Cash flows provided by operations (includes net income of $13.3 million and $9.1 million, respectively)	$23,873	$20,093
Distributions from unconsolidated affiliates	1,114	1,003
Gain on sales of properties	2,591	114
Dividends declared	(4,514)	(4,023)

Excess	$23,064	$17,187

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2013, we declared and paid distributions of $10.7 million to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.2100 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of December 31, 2013, the limited partnership declared distributions of $2.8 million which represented distributions for the quarter ended December 31, 2013, and we paid such amount on January 15, 2014.

For the year ended December 31, 2012, we declared and paid aggregate distributions of $9.0 million to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.2065 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of December 31, 2012, the limited partnership declared distributions of $2.3 million which represented distributions for the quarter ended December 31, 2012, and we paid such amount on January 15, 2013.

Sources of Dividends

For the year ended December 31, 2013, we paid aggregate dividends of $4.5 million, which were paid 100% from cash flows provided by operating activities. Our funds from operations, or FFO, was $24.1 million while our modified funds from operations, or MFFO, as of December 31, 2013 was $27.3 million; therefore our management believes our distribution policy is sustainable over time. For the year ended December 31, 2012, we paid aggregate dividends of $4.0 million which were paid 100% from cash flows provided by operating activities. Our FFO was $21.0 million while our MFFO, as of December 31, 2012 was $21.7 million. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” below.

If dividends made to our shareholders are in excess of our current and accumulated earning and profits, such dividends would be considered a return of capital to our shareholders for federal income tax purposes. Our dividends paid in excess of our current and accumulated earnings and profits have resulted in a return of capital to our shareholders. The income tax treatment for dividends per common share reportable for the years ended December 31, 2013 and 2012 was as follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%
	2013	2013	2012	2012
Tax status
Ordinary income	$0.67	79.76%	$0.68	82.39%
Capital Gain	0.17	20.24%	0.01	1.64%
Return of capital	—	0.00%	0.13	15.97%

	$0.84	100.00%	$0.82	100.00%

For a further discussion of our dividends, see Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities — Dividends”.

Cash Resources

At December 31, 2013, our cash resources consisted of cash and cash equivalents totaling approximately $13.8 million. In addition, we had unencumbered properties with a gross book value of $37.8 million, which could potentially be used as collateral to secure additional financing in future periods.

We also have four lines of credit: (i) a $15.0 million line of credit with Wells Fargo Bank (which expires in July 2015) secured by an office property in Duluth, Minnesota, four retail properties in Minnesota, one retail property in Texas, and four retail properties in North Dakota (ii) a $1.0 million unsecured line of credit (which expires in October 2014) (iii) a $3.0 million line of credit (which expires November 2014) with Bremer Bank secured by two commercial properties in Moorhead, Minnesota and an office property in St. Cloud, Minnesota and (iv) a $2.0 million line of credit with Bell State Bank and Trust secured by a multifamily property in Fargo, North Dakota, which expires in June 2014. As of December 31, 2013, there was no balance outstanding on the lines of credit, leaving $21.0 million available. As of December 31, 2012, there was no balance outstanding on the lines of credit.

Our cash resources can be used for working capital needs and other commitments. Our lines of credit and certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2013, we were in compliance with all covenants.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the year ended December 31, 2013, we did not sell any common shares in private placements. During the year ended December 31, 2013, we issued 207,000 and 95,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively. The dividend reinvestment plan raised gross proceeds of $4.1 million. During the year ended December 31, 2012, we sold 1,584,000 common shares in private placements. The 2012 private placements raised gross proceeds of $21.8 million. During the year ended December 31, 2012, we issued 182,000 common shares under the dividend reinvestment plan and raised gross proceeds of $2.4 million.

During the year ended December 31, 2013, we issued limited partnership units valued at approximately $36.1 million in connection with the acquisition of twenty two properties.

During the year ended December 31, 2012, we issued limited partnership units valued at approximately $5.5 million in connection with the acquisitions of six properties and two parcels of land.

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

In connection with our construction in progress, the Company is in the process of obtaining an additional $10.0 million line of credit. We presently expect the terms of the line of credit to be for 24 months with variable interest rate based on 1-month LIBOR plus 2.5%, then subsequent to the initial period, rolling into a 5 year amortizing loan. The line will be used as needed to fund the construction of the $16 million residential project currently in process in Bismarck, North Dakota. As of December 31, 2013 we have expended approximately $4.0 million of operational funds for the project and we expect to expend an additional $9.3 million in the next twelve months funded by operational cash flows and the line of credit.

Critical Accounting Policies and Estimates

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

There have been no material changes in our Critical Accounting Policies as disclosed in note 2 to our financial statements for the year ended December 31, 2013 included elsewhere in this report.

Results of Operations

Comparison of the Years ended December 31, 2013 and 2012:

The following table provides a general comparison of our results of operations for years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$43,060	$18,883	$61,943	$35,310	$16,711	$52,021
Real Estate Expenses
Real Estate Taxes	3,330	2,347	5,677	3,279	2,301	5,580
Property Management Fees	4,938	303	5,241	4,048	268	4,316
Utilities	3,514	859	4,373	2,791	764	3,555
Repairs and Maintenance	5,952	899	6,851	4,613	787	5,400
Insurance	1,185	63	1,248	857	42	899

Total Real Estate Expenses	18,919	4,471	23,390	15,588	4,162	19,750

Net Operating Income	$24,141	$14,412	$38,553	$19,722	$12,549	$32,271

Interest			11,222			10,925
Depreciation and amortization			12,219			10,516
Administration of REIT			5,606			2,802
Gain on involuntary conversion			(2)			—
Loss on lease terminations			203			—
Loss on impairment of property			226			262
Other (income)/expense			(888)			(866)

Income from continuing operations			9,967			8,632

Discontinued operations			3,350			499

Net Income			$13,317			$9,131

Net Income Attributed to:
Noncontrolling Interest			$9,355			$6,424
INREIT Real Estate Investment Trust			$3,962			$2,707
Dividends per share (1)			$0.8400			$0.8260
Earnings per share			$0.75			$0.57

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $61.9 million increased approximately $9.9 million or 19.1% for the year-ended December 31, 2013 in comparison to the same period in 2012. Approximately $7.8 million of the increase in property revenues relates to increased residential property revenues and $2.1 of the increase in property revenues related to increased commercial property revenues.

The following table illustrates annual changes in rental occupancy for the periods indicated:

	2013	2012
Residential occupancy	97.6%	98.8%
Commercial occupancy	99.3%	99.3%

Residential revenues for the year ended December 31, 2013 increased $7.8 million. Approximately $4.9 million of the increase was due to residential properties acquired since January 1, 2013. Rental income from residential properties owned for more than one year increased approximately $2.9 million in comparison to the same period in 2012. Residential revenues comprised 69.5% of total revenues for the twelve month period ended December 31, 2013 compared to 67.9% of total revenues for the twelve month period ended December 31, 2012, as a result of residential acquisition activity.

Commercial revenues for the year ended December 31, 2013 increased $2.1 million. Approximately $600,000 of the increase was due to commercial properties acquired since January 1, 2013. Rental income from commercial properties owned for more than one year increased approximately $829,000 in comparison to the same period in 2013. Commercial revenues comprised 30.5% of the total revenues for the twelve month period ended December 31, 2013 compared to 32.1% of total revenues for the twelve month period ended December 31, 2012, primarily because of the increase in residential properties.

Expenses

Residential expenses from operations of $18.9 million during the twelve month period ended December 31, 2013 increased $3.3 million or 21.4% in comparison to the same period in 2012. This increase corresponds with a 21.9% increase in residential rental revenues and is attributed to increases in property management fees, repairs and maintenance expense, utilities and insurance expense, all of which increased principally because of the increase in number of residential properties owned in 2013 versus 2012.

Commercial expenses from operations of $4.5 million during the twelve month period ended December 31, 2013 increased $309,000 or 7.4% in comparison to the same period in 2012. This increase reflects the increase in commercial rental revenues, and the purchase of two triple-net properties in the current year.

Interest expense of $11.2 million during the twelve month period ended December 31, 2013 increased $0.3 million in comparison to the same period in 2012. Interest expense was approximately 18.1% and 21.0% of rental income for the twelve month periods ended December 31, 2013 and 2012, respectively. The decrease of interest expense as a percentage of rental income during the twelve month period ended December 31, 2013 was a result of lower interest rates for mortgage notes payable during 2013 compared to 2012, and increased rental revenues from acquired properties unencumbered by mortgages. Even with fluctuations in interest rates during the year ended December 31, 2013, we were able to reduce our overall interest rates by refinancing existing loans that had higher interest rates.

Depreciation and amortization expense increased 16.2% from $10.5 million for the twelve months ended December 31, 2012 to approximately $12.2 million for the twelve months ended December 31, 2013. The $1.7 million increase was primarily a result of depreciation and amortization for the twenty two properties added to our portfolio during 2013. Depreciation and amortization expense as a percentage of rental income for the twelve month periods ended December 31, 2013 and 2012 was relatively consistent at 19.7% and 20.2%, respectively.

REIT administration expenses increased from $2.8 million for the twelve months ended December 31, 2012 to $5.6 million for the twelve month period ended December 31, 2013 due to an increase in advisory fees, acquisition and disposition expenses related to respective activity during 2013.

Net Operating Income

We measure the performance of our segments based on net operating income (“NOI”), which we define as total revenue from rental operations less expenses from rental operations and real estate taxes (excluding interest expense and depreciation and amortization related to real estate investments and impairment of real estate investments). We believe that NOI is an important supplemental measure of operating performance for a REIT because it provides a measure of core operations unaffected by depreciation, amortization, financing, and administration expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for non-controlling interests and shareholders or cash flow from operating activities as a measure of financial performance.

Residential NOI increased $4.4 million or 22.4% for the twelve month period ended December 31, 2013 in comparison to the same twelve month period in 2012 due primarily to acquisition activity in the residential segment. Commercial NOI increased $1.9 million or 14.8% for the twelve month period ended December 31, 2013 in comparison to the same twelve month period in 2012 due primarily to acquisition activity in the commercial segment.

2013 Property Acquisitions and Dispositions

In January 2013, the operating partnership purchased a 38,932 square foot implement dealership in Redwood Falls, Minnesota for approximately $4.7 million. The purchase was financed with a combination of a $1.8 million loan, the issuance of limited partnership units valued at approximately $2.6 million and cash.

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

In September 2013, the operating partnership purchased a 151 unit apartment complex in St. Louis Park, Minnesota for approximately $8.8 million. The purchase was financed with a combination of a $2.3 million loan, the issuance of limited partnership units valued at approximately $5.4 million and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland, and Furness, related parties, who received limited partnership units valued at approximately $1.3 million, $973,000 and $943,000, respectively.

In October 2013, the operating partnership purchased a 48 unit apartment complex in Fargo, North Dakota for approximately $2.9 million. The purchase was financed with the issuance of limited partnership units valued at approximately $2.0 million and cash. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $491,000, respectively.

In October 2013, the operating partnership purchased a 444 unit apartment complex in Little Canada, Minnesota for approximately $27.1 million. The purchase was financed with a combination of a $20.0 million loan, the issuance of limited partnership units valued at approximately $5.6 million and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland, and Wolf, related parties, who received limited partnership units valued at approximately $995,000, $259,000 and $105,000, respectively.

In October 2013, the operating partnership purchased a 32,532 square foot implement dealership in Sioux City, Iowa for approximately $4.6 million. The purchase was financed with a combination of a $1.8 million loan, the issuance of limited partnership units valued at approximately $2.6 million, and cash. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $182,000 and $57,000, respectively.

In November 2013, the operating partnership purchased a 38 unit apartment complex in Bismarck, North Dakota for approximately $2.0 million. The purchase was financed with cash.

In November 2013, the operating partnership purchased an 18 unit apartment complex in Fargo, North Dakota for approximately $900,000. The purchase was financed with the issuance of limited partnership units valued at approximately $900,000 and cash. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $432,000, respectively.

Total consideration given for acquisitions in 2013 was completed through issuing approximately 2.4 million limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $34.0 million, new loans of $26.3 million and cash of $18.2 million. In addition, consideration given for equity method investments in 2013 was completed through issuing 154,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $2.2 million and cash of $955,000. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

During the second quarter of 2013, the operating partnership sold land in Fargo, North Dakota for approximately $276,000 and recognized a gain of approximately $42,000.

During the fourth quarter of 2013, the operating partnership sold a 193 unit senior living property in Bismarck, North Dakota for approximately $24.0 million and recognized a gain of approximately $2.5 million.

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

In November 2012, the operating partnership purchased a 66 unit apartment complex in Fargo, North Dakota for $2.0 million. The purchase was financed through assumption of $1.3 million in mortgage debt and cash.

Total consideration given for acquisitions in 2012 was completed through issuing approximately 396,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $5.5 million, assumed mortgages of $7.6 million and cash of $10.2 million. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

During the first quarter of 2012, we sold a 4,500 square foot retail property in Norfolk, Nebraska for approximately $350,000 and recognized a loss of approximately $88,000.

During the second quarter of 2012, we sold vacant land in Minot, North Dakota for approximately $583,000 and recognized a gain of approximately $114,000.

See Notes 19 and 20 of Notes to the Financial Statements included elsewhere in this report for more information regarding our acquisitions and dispositions during 2013 and 2012.

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

Our management believes this non-GAAP measure is useful to investors because it provides supplemental information that facilitates comparisons to prior periods and for the evaluation of financial results. Management uses this non-GAAP measure to evaluate our financial results, develop budgets and manage expenditures. The method used to produce non-GAAP results is not computed according to GAAP, is likely to differ from the methods used by other companies and should not be regarded as a replacement for corresponding GAAP measures. Management encourages the review of the reconciliation of this non-GAAP financial measure to the comparable GAAP results.

Since the introduction of the definition of FFO, the term has come to be widely used by REITs. In the view of National Association of Real Estate Investment Trusts “NAREIT”, the use of the definition of FFO (combined with the primary GAAP presentations required by the Securities and Exchange Commission) has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making it easier than before to compare the results of one REIT with another.

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

While FFO and MFFO applicable to common shares and limited partnership units are widely used by REITs as performance metrics, all REITs do not use the same definition of FFO and MFFO or calculate FFO and MFFO in the same way. The FFO and MFFO reconciliations presented here are not necessarily comparable to FFO and MFFO presented by other REITs. FFO and MFFO should also not be considered as an alternative to net income as determined in accordance with GAAP as a measure of a REIT’s performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO and MFFO applicable to common shares and limited partnership units do not represent cash generated from operating activities in accordance with GAAP, and are not necessarily indicative of sufficient cash flow to fund a REIT’s needs or its ability to service indebtedness or to make cash dividends to shareholders.

The following table includes calculations of FFO and MFFO, and the reconciliations to net income for the years ended December 31, 2013 and 2012, respectively. We believe this calculation is the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to INREIT Real Estate Investment Trust to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Year Ended December 31,			Year Ended December 31,
		2013			2012
			Per			Per
		Weighted Avg	Share and		Weighted Avg	Share and
	Amount	Shares and Units(1)	Unit(2)	Amount	Shares and Units(1)	Unit(2)
	(in thousands, except per share data)
Net Income attributable to INREIT Real Estate
Investment Trust	$3,962	5,384	$0.75	$2,707	4,733	$0.57
Add back:
Noncontrolling Interest—OPU	9,314	12,527		6,392	11,032
Depreciation & Amortization from continuing operations	12,219			10,516
Depreciation & Amortization from discontinued operations	542			724
Pro rata share of unconsolidated affiliate depreciation & amortization	445			393
Loss on depreciable asset sales	—			88
Loss on impairment of property	226			262
Subtract:
(Gains) loss on land and depreciable asset sales	(2,591)			(114)

Funds from operations (FFO) applicable to common shares and limited partnership units	24,118	17,911	$1.35	20,968	15,765	$1.33

Add back:
Acquisition and disposition expenses	3,141			763

Modified Funds from operations (MFFO)	$27,259	17,911	$1.52	$21,731	15,765	$1.38

(1)	Please see Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common Share Dividends. On January 15, 2014, we paid a dividend or distribution of $0.2100 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2013. Subsequent to December 31, 2013, our Board of Trustees approved a plan to increase our quarterly dividend or distribution to $0.2250 from $0.2100 per common share and limited partnership unit, effective with the next quarterly dividend planned for April 15, 2014. All future dividends remain subject to the discretion of our Board of Trustees.

In January 2014, the operating partnership purchased a 24 unit apartment complex in Grand Forks, North Dakota for approximately $1.3 million. The purchase was financed with the issuance of limited partnership units and cash. The purchase price allocation is not yet complete.

In January 2014, the operating partnership purchased a 64 unit apartment complex in Fargo, North Dakota for approximately $3.5 million. The purchase was financed with the issuance of limited partnership units and cash. The interest was purchased from an entity affiliated with Mr. Wieland, a related party, who received limited partnership units valued at approximately $739,000. The purchase price allocation is not yet complete.

In January 2014, the operating partnership purchased a 30 unit apartment complex in Hutchinson, Minnesota for approximately $1.1 million. The purchase was financed with the issuance of limited partnership units and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland and Furness, related parties, who received limited partnership units valued at approximately $216,000, $216,000 and $108,000, respectively. The purchase price allocation is not yet complete.

In January 2014, the operating partnership purchased a 24 unit apartment complex in Crookston, Minnesota for approximately $1.1 million. The purchase was financed with the issuance of limited partnership units and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland and Furness, related parties, who received limited partnership units valued at approximately $221,000, $221,000 and $109,000, respectively. The purchase price allocation is not yet complete.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET DATA

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements included in this Annual Report are listed in Item 15 and begin immediately after the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based upon the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and

(ii)	disposition of our assets;

(iii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorization of our management and trustees; and

(iv)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be incorporated by reference to our definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before April 30, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements listed below are included in this report

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

Real Estate and Accumulated Depreciation (Schedule III)

(a)(3)	Exhibits

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2014

INREIT REAL ESTATE INVESTMENT TRUST

By:	/S/ KENNETH P. REGAN
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KENNETH P. REGAN	Chief Executive Officer and Trustee	March 28, 2014
(Kenneth P. Regan)	(principal executive officer)

/S/ ANGIE D. STOCK	Chief Accounting Officer and Treasurer	March 28, 2014
(Angie D. Stock)	(principal financial officer)

/S/ BRUCE W. FURNESS	Chairman of the Board of Trustees	March 28, 2014
(Bruce W. Furness)

/S/ CLIFFORD FEARING	Trustee	March 28, 2014
(Clifford Fearing)

/S/ JAMES R. HANSEN	Trustee	March 28, 2014
(James R. Hansen)

/S/ TIMOTHY HUNT	Trustee	March 28, 2014
(Timothy Hunt)

/S/ TIMOTHY HAUGEN	Trustee	March 28, 2014
(Timothy Haugen)

/S/ RICHARD SAVAGEAU	Trustee	March 28, 2014
(Richard Savageau)

/S/ JAMES S. WIELAND	Trustee	March 28, 2014
(James S. Wieland)

/S/ LANCE R. WOLF	Trustee	March 28, 2014
(Lance R. Wolf)

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

December 31, 2013 AND 2012,

CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING NOTES

and

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRMS

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Trustees

INREIT Real Estate Investment Trust

Fargo, North Dakota

We have audited the accompanying consolidated balance sheet of INREIT Real Estate Investment Trust as of December 31, 2013, and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the accompanying index to the consolidated financial statements. These consolidated financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INREIT Real Estate Investment Trust as of December 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Baker Tilly Virchow Krause, LLP

Chicago, Illinois

March 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

INREIT Real Estate Investment Trust

Fargo, North Dakota

We have audited the accompanying consolidated balance sheet of INREIT Real Estate Investment Trust as of December 31, 2012, and the related consolidated statements of operations and other comprehensive income, shareholders’ equity and cash flows for the year then ended. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INREIT Real Estate Investment Trust as of December 31, 2012 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Widmer Roel PC

Fargo, North Dakota

March 12, 2013 (March 28, 2014, as to the effects of discontinued operations discussed in Note 19)

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
	(in thousands)
ASSETS
Real estate investments	$403,192	$355,966
Cash and cash equivalents	13,849	4,556
Restricted deposits and funded reserves	5,585	3,471
Investment in unconsolidated affiliates	7,366	4,338
Due from related party	64	337
Receivables	3,517	2,664
Prepaid expenses	1,209	860
Notes receivable	—	4
Financing and lease costs, less accumulated amortization of $2,240 in 2013 and $1,556 in 2012	2,950	2,436
Rent incentive, less accumulated amortization of $317 in 2012	—	1,183
Intangible assets, less accumulated amortization of $3,720 in 2013 and $2,606 in 2012	10,479	9,135
Other assets	89	145

Total Assets	$448,300	$385,095

LIABILITIES
Mortgage notes payable	$239,008	$208,961
Special assessments payable	784	1,644
Dividends payable	3,990	3,395
Due to related party	294	112
Tenant security deposits payable	2,305	1,759
Investment certificates	364	1,417
Unfavorable leases, less accumulated amortization of $432 in 2013 and $287 in 2012	953	1,191
Accounts payable—trade	403	114
Retainage payable	133	—
Fair value of interest rate swap	309	492
Deferred insurance proceeds	—	105
Accrued expenses and other liabilities	2,551	2,714

Total Liabilities	251,094	221,904

COMMITMENTS and CONTINGENCIES—Note 18
SHAREHOLDERS’ EQUITY
Noncontrolling interest in operating partnership	141,539	109,166
Beneficial interest	55,976	54,517
Accumulated comprehensive loss	(309)	(492)

Total Shareholders’ Equity	197,206	163,191

	$448,300	$385,095

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
	(in thousands)
Income from rental operations
Real estate rental income	$58,211	$48,609
Tenant reimbursements	3,732	3,412

	61,943	52,021
Expenses
Expenses from rental operations
Interest	11,222	10,925
Depreciation and amortization	12,219	10,516
Real estate taxes	5,677	5,580
Property management fees	5,241	4,316
Utilities	4,373	3,555
Repairs and maintenance	6,851	5,400
Insurance	1,248	899
Loss on lease terminations	203	—
Loss on impairment of property	226	262

	47,260	41,453
Administration of REIT
Administrative expenses	253	259
Advisory fees	1,633	1,313
Acquisition expenses	3,116	673
Trustee fees	51	64
Legal and accounting	553	493

	5,606	2,802

Total expenses	52,866	44,255

Income from operations	$9,077	$7,766

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

	2013	2012
	(in thousands, except per share data)
Income from operations	$9,077	$7,766
Gain on involuntary conversion	2	—
Other income
Equity in income of unconsolidated affiliates	757	788
Interest income	31	78
Other income	100	—

	888	866
Income from continuing operations	9,967	8,632
Discontinued operations	3,350	499

Net income	$13,317	$9,131

Net income attributable to noncontrolling interest	9,355	6,424

Net income attributable to INREIT Real Estate Investment Trust	$3,962	$2,707

Earnings per common share, basic and diluted:
Continued operations	0.56	$0.54
Discontinued operations	0.19	0.03

Net income per common share, basic and diluted	$0.75	$0.57

Comprehensive income:
Net income	$13,317	$9,131
Other comprehensive income (loss)—change in fair value of interest rate swap	183	(40)

Comprehensive income	13,500	9,091
Comprehensive income attributable to noncontrolling interest	9,483	6,396

Comprehensive income attributable to INREIT Real Estate Investment Trust	$4,017	$2,695

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2012

		Common	Accumulated	Total		Accumulated
	Common	Shares	Earnings	Beneficial	Noncontrolling	Comprehensive
	Shares	Amount	(Deficit)	Interest	Interest	Loss	Total
	(in thousands)
BALANCE, DECEMBER 31, 2011	3,797	$45,009	$(8,873)	$36,136	$108,541	$(452)	$144,225
Issuance of common shares	1,584	21,766		21,766			21,766
Contribution of assets in exchange for the issuance of noncontrolling interest shares					5,546		5,546
Repurchase of shares/units	(358)	(3,936)		(3,936)	(1,324)		(5,260)
Dividends declared			(4,023)	(4,023)	(9,103)		(13,126)
Dividends reinvested—stock dividend	182	2,408		2,408			2,408
UPREIT units converted to REIT common shares	105	793		793	(793)		—
Syndication costs			(1,334)	(1,334)	(125)		(1,459)
Decrease in fair value of interest rate swap						(40)	(40)
Net income			2,707	2,707	6,424		9,131

BALANCE, DECEMBER 31, 2012	5,310	$66,040	$(11,523)	$54,517	$109,166	$(492)	$163,191

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2013

		Common	Accumulated	Total		Accumulated
	Common	Shares	Earnings	Beneficial	Noncontrolling	Comprehensive
	Shares	Amount	(Deficit)	Interest	Interest	Loss	Total
	(in thousands)
BALANCE, DECEMBER 31, 2012	5,310	$66,040	$(11,523)	$54,517	$109,166	$(492)	$163,191
Contribution of assets in exchange for the issuance of noncontrolling interest shares					36,135		36,135
Repurchase of shares/units	(184)	(2,437)		(2,437)	(1,863)		(4,300)
Dividends declared			(4,514)	(4,514)	(10,659)		(15,173)
Dividends reinvested—stock dividend	207	2,750		2,750			2,750
Issuance of shares under optional purchase plan	95	1,332		1,332			1,332
UPREIT units converted to REIT common shares	26	366		366	(366)		—
Syndication costs			—	—	(83)		(83)
Increase in fair value of interest rate swap						183	183
Distributions paid to consolidated real estate entity noncontrolling interests					(146)		(146)
Net income			3,962	3,962	9,355		13,317

BALANCE, DECEMBER 31, 2013	5,454	$68,051	$(12,075)	$55,976	$141,539	$(309)	$197,206

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
	(in thousands)
OPERATING ACTIVITIES
Net income	$13,317	$9,131
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate	(2,591)	(114)
Loss on lease terminations	203	—
Loss on sale of real estate investments	—	88
Gain on involuntary conversion	(2)	—
Loss on impairment of property	226	262
Equity in income of unconsolidated affiliates	(757)	(788)
Depreciation	10,887	9,650
Amortization	1,900	1,590
Effects on operating cash flows due to changes in
Tenant security deposits	(535)	(218)
Due from related party	273	31
Receivables	620	(428)
Prepaid expenses	(349)	(161)
Other assets	56	577
Due to related party	182	46
Tenant security deposits payable	546	229
Accounts payable	57	104
Accrued expenses	(160)	94

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,873	20,093

INVESTING ACTIVITIES
Purchase of real estate investment properties	(22,244)	(13,102)
Proceeds from sale of real estate investments	23,332	933
Proceeds from involuntary conversion	541	—
Investment in unconsolidated affiliates	(1,229)	(81)
Distributions received from unconsolidated affiliates	1,114	1,003
Real estate tax, insurance and replacement reserve escrows	(1,579)	(120)
Notes receivable payments received	4	1,804
Deferred insurance proceeds	(105)	56

NET CASH USED IN INVESTING ACTIVITIES	(166)	(9,507)

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (Continued)

	2013	2012
	(in thousands)
FINANCING ACTIVITIES
Payments for financing costs	(958)	(751)
Payments on investment certificates	(1,053)	(27)
Principal payments on special assessments payable	(1,173)	(161)
Proceeds from issuance of mortgage notes payable	40,254	11,002
Principal payments on mortgage notes payable	(36,458)	(16,062)
Net change in short-term notes payable	—	(8,000)
Proceeds from issuance of shares	—	21,766
Proceeds from issuance of shares under optional purchase plan	1,332	—
Repurchase of shares/units	(4,300)	(5,260)
Dividends/distributions paid	(11,975)	(10,269)
Payment of syndication costs	(83)	(1,461)

NET CASH USED IN FINANCING ACTIVITIES	(14,414)	(9,223)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,293	1,363
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,556	3,193

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,849	$4,556

SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$11,556	$11,877

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$2,750	$2,408
Dividends declared and not paid	1,145	1,096
UPREIT distributions declared and not paid	2,845	2,299
UPREIT units converted to REIT common shares	366	793
Acquisition of assets in exchange for the issuance of noncontrolling interest shares in UPREIT	33,979	5,546
Acquisition of investment in unconsolidated affiliate in exchange for the issuance of noncontrolling interest shares in UPREIT	2,156	—
Increase in land improvements due to increase in special assessments payable	313	328
Unrealized (gain) loss on interest rate swap	(183)	40
Acquisition of assets through assumption of debt and property purchased with financing	26,250	7,569
Acquisition of assets with accounts payable	365	—

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

INREIT previously established an operating partnership (“INREIT Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, INREIT has management responsibility for all activities of the operating partnership. As of December 31, 2013 and 2012, INREIT owned approximately 28.7% and 32.3%, respectively, of the operating partnership. The operating partnership is the 100% owner of 38 single asset limited liability companies and the 81.25% owner in a single asset limited liability partnership.

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

Principles of Consolidation

The consolidated financial statements include the accounts of INREIT, INREIT Properties, LLLP, 38 single asset limited liability companies and a single asset LLP in which the operating partnership owns an 81.25% interest. All significant intercompany transactions and balances have been eliminated in consolidation.

Additionally, we evaluate the need to consolidate affiliates based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether we have a requirement to consolidate the accounts of an entity, management considers factors such as our ownership interest, our authority to make decisions and contractual and substantive participating rights of the limited partners and shareholders, as well as whether the entity is a variable interest entity (“VIE”) for which we have both a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

Principal Business Activity

INREIT currently owns directly and indirectly 122 properties. The trust’s residential properties are located in North Dakota, Minnesota, and Nebraska and are principally multi-family apartment buildings. The trust owns 48 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties. Presently, the trust’s mix of properties is 63.1% residential and 36.9% commercial (based on cost) and total $403.2 million in real estate investments at December 31, 2013.

Residential Property	Location	No. of Properties	Units
	North Dakota	66	4,360
	Minnesota	6	1,271
	Nebraska	2	316

		74	5,947

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Property	Location	No. of Properties	Sq Ft
	North Dakota	20	808,389
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	13	382,666
	Mississippi	1	14,820
	Nebraska	1	14,736
	Texas	1	7,296
	Wisconsin	6	74,916
		48	1,404,412

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2013 and 2012.

Investment in unconsolidated affiliates as of December 31, 2013 consists of the operating partnership’s 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-tenant apartment complex in Bismarck, North Dakota; the operating partnership’s 100.00% interest in a single asset limited liability company which holds a 50.00% interest as tenants in common in a 183,000 square foot commercial space in Grand Forks, North Dakota; the operating partnership’s 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial space in Fargo, North Dakota, and the operating partnership’s 82.50% interest as tenant in common in a 61 unit residential, multi-tenant apartment complex in Fargo, North Dakota, which was purchased in July 2013 for approximately $3.0 million. The purchase was financed with the issuance of limited partnership units valued at approximately $2.2 million and cash. The interest was purchased from an entity affiliated with Mr. Regan, a related party, who received limited partnership units valued at approximately $533,000.

These investments are not consolidated as the entities do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. The operating partnership and the respective affiliate partners must approve significant decisions about the applicable entities activities. As of December 31, 2013 and 2012, the unconsolidated affiliates held total assets of $31.3 million and $29.0 million and mortgage notes payable of $21.2 million and $21.6 million, respectively.

Concentration of Credit Risk

Our cash balances are maintained in various bank deposit accounts. The bank deposit amounts in these accounts may exceed federally insured limits at various times throughout the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Depreciation expense for the years ended December 31, 2013 and 2012, totaled $10.9 million and $9.7 million, respectively.

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

If the presence of one or more impairment indicators as described above is identified at the end of the reporting period or throughout the year with respect to an investment property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, the Company makes complex or subjective assumptions which include, but are not limited to:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties. Based on evaluation, management recorded loss on impairment of property of $226,000 and $262,000 for the years ending December 31, 2013 and 2012, respectively.

Properties Held for Sale

We account for our properties held for sale in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which addresses financial accounting and reporting in a period in which a component of an entity either has been disposed of or is classified as held for sale, and requires that the statements of operations for current and prior periods shall report the results of operations of the component as discontinued operations.

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

There were no properties classified as held for sale at December 31, 2013 or 2012. See Note 19.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash and cash equivalents.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of December 31, 2013 and 2012, management determined that no allowance was necessary for uncollectible receivables.

Financing and Lease Costs

Financing costs incurred in connection with financing have been capitalized and are being amortized over the life of the financing using the effective interest method. Lease costs incurred in connection with new leases have been capitalized and are being amortized over the life of the lease using the straight-line method.

Rental Incentives

Rental incentives consist of up-front cash payments to lessees to sign the lease. Rental incentives are amortized against rental income over the term of the lease.

Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined that no impairment charges were necessary at December 31, 2013 or 2012.

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

	Tax Year Ended December 31,
	Dividend	%	Dividend	%
	2013	2013	2012	2012
Tax status
Ordinary income	$0.67	79.76%	$0.68	82.39%
Capital Gain	0.17	20.24%	0.01	1.64%
Return of capital	—	0.00%	0.13	15.97%

	$0.84	100.00%	$0.82	100.00%

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2013 and 2012 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2010.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This newly issued accounting standard requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2012 and was effective for the Company on January 1, 2013. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, (“ASC Topic 605”). ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $429,000 and $313,000 for the years ended December 31, 2013 and 2012, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of December 31, 2013 and 2012 was $2.4 million and $1.9 million, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. INREIT had no dilutive potential common shares as of December 31, 2013 or 2012, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the years ended December 31, 2013 and 2012, INREIT’s denominators for the basic and diluted earnings per common share were approximately 5.4 million and 4.7 million, respectively.

Reclassifications

Certain amounts previously reported in our annual report ended December 31, 2012 have been reclassified to conform to discontinued operations presentations in 2013. In addition, reclassifications to expand certain captions have been made to the 2012 consolidated statement of shareholders’ equity to conform to the 2013 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Revenues and Net Income

The revenues and net operating income for our reportable segments are summarized as follows for the years ended December 31, 2013 and 2012, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

Year ended December 31, 2013	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$43,060	$18,883	$61,943
Expenses from rental operations	18,919	4,471	23,390

Net operating income	$24,141	$14,412	38,553

Interest			11,222
Depreciation and amortization			12,219
Administration of REIT			5,606
Gain on involuntary conversion			(2)
Other (income)/expense			(888)
Loss on lease terminations			203
Loss on impairment of property			226

Income from continuing operations			9,967
Discontinued operations			3,350

Net income			$13,317

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2012	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$35,310	$16,711	$52,021
Expenses from rental operations	15,588	4,162	19,750

Net operating income	$19,722	$12,549	32,271

Interest			10,925
Depreciation and amortization			10,516
Administration of REIT			2,802
Loss on impairment of property			262
Other (income)/expense			(866)

Income from continuing operations			8,632
Discontinued operations			499

Net income			$9,131

Segment Assets and Accumulated Depreciation

As of December 31, 2013	Residential	Commercial	Total
	(in thousands)
Real estate investments	$296,377	$153,873	$450,250
Accumulated depreciation	(30,075)	(16,983)	(47,058)

	$266,302	$136,890	403,192

Cash and cash equivalents			13,849
Restricted deposits and funded reserves			5,585
Investment in unconsolidated affiliates			7,366
Receivables and other assets			4,879
Financing costs, less accumulated amortization			2,950
Intangible assets, less accumulated amortization			10,479

Total Assets			$448,300

As of December 31, 2012	Residential	Commercial	Total
	(in thousands)
Real estate investments	$245,494	$149,252	$394,746
Accumulated depreciation	(25,138)	(13,642)	(38,780)

	$220,356	$135,610	355,966

Cash and cash equivalents			4,556
Restricted deposits and funded reserves			3,471
Investment in unconsolidated affiliates			4,338
Receivables and other assets			4,010
Financing costs, less accumulated amortization			2,436
Rent incentive, less accumulated amortization			1,183
Intangible assets, less accumulated amortization			9,135

Total Assets			$385,095

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—REAL ESTATE INVESTMENTS

	Residential	Commercial	Total
	(in thousands)
As of December 31, 2013
Land and land improvements	$36,625	$28,506	$65,131
Building and improvements	240,343	123,900	364,243
Furniture and fixtures	17,372	1,467	18,839
Construction in progress	2,037	—	2,037

	296,377	153,873	450,250
Less accumulated depreciation	(30,075)	(16,983)	(47,058)

	$266,302	$136,890	$403,192

	Residential	Commercial	Total
	(in thousands)
As of December 31, 2012
Land and land improvements	$25,187	$30,524	$55,711
Building and improvements	205,945	117,261	323,206
Furniture and fixtures	14,362	1,467	15,829

	245,494	149,252	394,746
Less accumulated depreciation	(25,138)	(13,642)	(38,780)

	$220,356	$135,610	$355,966

Construction in progress consists of costs associated with the development of a new 156 unit residential apartment community which includes four buildings, located in Bismarck, North Dakota. The project is estimated to cost $16.0 million and is expected to be substantially completed in June 2015. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for the project. See Note 15 for additional information.

NOTE 5—RESTRICTED DEPOSITS AND FUNDED RESERVES

	2013	2012
	(in thousands)
Tenant security deposits	$2,265	$1,730
Real estate tax and insurance escrows	2,530	1,050
Replacement reserves	790	691

	$5,585	$3,471

Tenant Security Deposits

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Replacement Reserves

Pursuant to the terms of certain mortgages and management policy, we have established and maintain several replacement reserve accounts. We make monthly deposits into the replacement reserve accounts to be used for repairs and replacements on the property. Certain replacement reserve accounts require authorization from the mortgage company for withdrawals.

NOTE 6—HEDGING ACTIVITIES

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

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of December 31, 2013 and 2012, we have recorded a liability and other comprehensive loss of $309,000 and $492,000, respectively.

NOTE 7—LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
	Intangibles	Amortization	Intangibles, net
	(in thousands)
As of December 31, 2013
In-place leases	$11,733	$(3,383)	$8,350
Above-market leases	2,466	(337)	2,129
Below-market leases	(1,385)	432	(953)

	$12,814	$(3,288)	$9,526

	Lease	Accumulated	Lease
	Intangibles	Amortization	Intangibles, net
	(in thousands)
As of December 31, 2012
In-place leases	$10,034	$(2,375)	$7,659
Above-market leases	1,706	(230)	1,476
Below-market leases	(1,478)	287	(1,191)

	$10,262	$(2,318)	$7,944

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending December 31,	Amount
(in thousands)
2014	$1,076
2015	1,076
2016	1,076
2017	1,076
2018	1,076
Thereafter	4,146

$9,526

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of December 31, 2013 was 11.0 years.

NOTE 8—LINES OF CREDIT

We have a $15.0 million variable rate (1-month LIBOR plus 2.35%) line of credit agreement with Wells Fargo Bank, which expires in July 2015; a $1.0 million variable rate (the greater of the prime rate or 3.25%) unsecured line of credit agreement and a $3.0 million variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expire in October and November 2014, respectively; and a $2.0 million variable rate (prime rate) line of credit agreement with Bell State Bank & Trust, which expires in June 2014. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; Minneapolis/St. Paul, Minnesota, Moorhead, Minnesota and Fargo, North Dakota, respectively. At December 31, 2013, there was no balance outstanding on the lines of credit, leaving $21.0 million unused under the agreements. The line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios. As of December 31, 2013 and 2012, we were in compliance with all covenants.

NOTE 9—MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable. As of December 31, 2013 all are fixed rate notes.

		Interest	Principal Balance At
		Rate Per	December 31,	December 31,
Maturity Date	Property Name	Annum	2013	2012
			(in thousands)
Residential Properties
October-2017	Auburn II (Arneson)	6.30%	$625	$636
October-2017	Hunter’s Run I (Arneson)	6.30%	300	306
July-2016	Autumn Ridge 3 &4	4.50%	3,318	3,438
January-2016	Autumn Ridge 1 & 2	5.74%	2,868	2,926
October-2013	Bayview	4.62%	3,582	2,032
June-2018	Berkshire	3.75%	311	327
September-2021	Brookfield	3.75%	1,366	1,515
March-2014	Candlelight	5.67%	—	1,245
September-2036	Carling Manor	4.40%	538	552
December-2013	Carlton 1—3	5.60%	—	2,189
June-2013	Carlton Place	6.96%	—	1,920
February-2017	Colony Manor	3.63%	822	853
September-2014	Columbia West	7.80%	—	1,447
November-2024	Country Club	4.37%	619	663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Interest	Principal Balance At
		Rate Per	December 31,	December 31,
Maturity Date	Property Name	Annum	2013	2012
			(in thousands)
October-2033	Courtyard	3.92%	4,475	—
October-2019	Danbury	5.03%	3,037	3,112
October-2028	Dellwood	4.55%	8,146	—
March-2017	Eagle Run	3.95%	4,713	4,838
June-2015	EV-Bismarck	2.55%	—	14,956
June-2018	Emerald Court	3.75%	637	669
March-2017	Fairview	3.95%	3,257	3,325
June-2023	Flickertail	3.75%	5,947	2,823
September-2020	Forest	4.55%	492	—
December-2017	Galleria III	4.75%	630	646
August-2016	Glen Pond	6.30%	16,096	16,405
March-2017	Hunter	3.95%	1,203	1,236
September-2014	Islander	6.00%	—	506
June-2020	Kennedy	4.55%	537	—
December-2017	Library Lane	6.10%	1,915	1,950
May-2021	Maple Ridge	5.69%	4,353	4,413
October-2028	Maplewood Bend	4.58%	5,580	3,513
October-2023	Montreal Courts	4.91%	19,976	—
September-2017	Oak Court	5.98%	1,863	1,892
June-2020	Pacific Park I	4.55%	798	—
June-2020	Pacific Park II	4.55%	683	—
June-2020	Pacific Park South	4.55%	421	—
February-2017	Parkwood	3.63%	1,208	1,254
December-2023	Pebble Creek	4.65%	4,700	2,530
June-2018	Prairiewood Courts	3.75%	1,539	1,616
October-2020	Prairiewood Meadows	6.17%	2,386	2,429
November-2023	Richfield/Harrison	4.39%	6,488	2,577
September-2017	Rosegate	5.93%	2,373	2,411
September-2036	Saddlebrook	4.40%	1,107	1,135
August-2019	Sierra Ridge Phase I	5.46%	2,668	2,731
November-2019	Sierra Ridge Phase II	5.92%	3,362	3,429
October-2022	Somerset	4.01%	3,318	3,375
July-2021	Southgate	5.96%	3,019	3,081
February-2020	Southview III	4.50%	236	242
December-2017	Southview Villages	6.10%	2,094	2,131
June-2020	Spring	4.55%	651	—
April-2015	Stonybrook	5.40%	5,574	5,684
January-2022	Sunset Ridge	4.44%	9,146	9,300
May-2019	Sunview	5.75%	1,230	1,261
April-2023	Sunwood Estates	4.37%	3,032	—
June-2019	Terrace on the Green	6.53%	2,163	2,192
October-2022	Twin Parks	4.01%	2,359	2,400
May-2019	Village	5.75%	1,085	1,112
July-2016	Village Park	6.15%	884	911
June-2018	Westwind	3.75%	354	372
June-2020	Westwood	4.55%	5,041	5,231
April-2023	Willow Park	3.59%	4,434	2,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Interest	Principal Balance At
		Rate Per	December 31,	December 31,
Maturity Date	Property Name	Annum	2013	2012
			(in thousands)
Commercial Properties
September-2017	Guardian Building Products	3.45%	2,318	2,404
October-2033	Titan Machinery—Dickinson, ND	4.50%	996	420
December-2019	Titan Machinery—Fargo, ND	4.18%	1,198	1,241
August-2033	Titan Machinery—Marshall, MN	4.50%	2,304	2,366
August-2017	Titan Machinery—Minot, ND	3.29%	1,750	1,816
February-2023	Titan Machinery—Redwood Falls, MN	4.25%	1,754	—
October-2028	Titan Machinery—Sioux City, IA	4.50%	1,736	—
March-2016	Bio-life Properties—ND, MN, WI (9 total)	7.56%	8,800	9,938
December-2016	Bio-life Properties—Marquette, MI	7.06%	1,258	1,421
August-2017	Aetna	5.93%	6,945	7,066
December-2017	32nd Avenue Office	4.00%	2,272	2,342
March-2019	Echelon	4.25%	1,161	1,223
April-2018	Gate City	3.97%	1,050	1,085
September-2020	Goldmark Office Park	5.33%	4,664	5,224
April-2020	Great American Building	7.25%	1,072	1,106
October-2015	Regis	5.68%	9,527	9,740
April-2017	Dairy Queen—Dickinson, ND	3.63%	709	749
April-2025	Walgreens-Alexandria	5.69%	2,097	2,226
March-2034	Walgreens-Batesville	6.85%	6,460	6,602
June-2021	Walgreens-Colorado	4.50%	4,339	4,447
August-2033	Walgreens-Fayetteville	6.85%	4,962	5,077
October-2024	Walgreens-Laurel	6.07%	2,077	2,202

			$239,008	$208,961

Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2013 and 2012, we were in compliance with all covenants.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2014	$7,793
2015	22,694
2016	34,948
2017	35,277
2018	8,353
Thereafter	129,943

Total payments	$239,008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2013		December 31, 2012
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable	$239,008	$240,486	$208,961	$221,570
Fair value of interest rate swaps	$309	$309	$492	$492

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2013
Fair value of interest rate swap	$—	$309	$—	$309
December 31, 2012
Fair value of interest rate swap	$—	$492	$—	$492

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013 and 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 6.

Nonrecurring Fair Value Measurements

As discussed in Note 2, the Company recorded an impairment charge to write the carrying value down to estimated fair value for certain investment properties after determining that their carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for such assets. Estimated fair value is determined by the Company utilizing discounted cash flow models, third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price from an executed sales agreement. Capitalization and discount rates utilized within discounted cash flows models are based upon observable rates that the Company believes to be within a reasonable range of current market rates for the property.

Investment properties measured at fair value on a nonrecurring basis at December 31, 2013 and 2012, respectively, aggregated by the level within the fair value hierarchy in which those measurements fall are as follows:

	Level 1	Level 2	Level 3	Total	Provision for Impairment of Investment Properties
	(in thousands)
December 31, 2013
Real estate investments (a)	$—	$—	$1,615	$—	$226
December 31, 2012
Real estate investments (a)	—	—	2,942	—	262

(a)	Includes an impairment charge recorded on certain investment properties during the years ended December 31, 2013 and 2012, both based upon a discounted cash flow model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are disclosed at fair value, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2013
Mortgage notes payable	$—	$—	$240,486	$240,486
December 31, 2012
Mortgage notes payable	$—	$—	$221,570	$221,570

Mortgage notes payable: The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.50% to 4.65% and from 4.01% to 4.18% at December 31, 2013 and 2012, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of December 31, 2013. The Company’s mortgage notes payable are further described in Note 9.

NOTE 11—NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2013 and 2012, limited partnership units totaled 13.5 million and 11.1 million, respectively. As of December 31, 2013 and 2012, the limited partnership declared distributions of $2.8 million and $2.3 million, respectively, to limited partners. Distributions per unit were $0.8400 and $0.8260 for 2013 and 2012, respectively.

During 2013 and 2012, limited partners exchanged 26,000 and 105,000 limited partnership units for 26,000 and 105,000 INREIT common shares valued at $366,000 and $793,000, respectively, pursuant to exchange requests.

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

NOTE 12—REPURCHASE PLANS

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

On March 28, 2013, our Board of Trustees amended our repurchase plans to increase the maximum amount that can be repurchased under the plan to $20.0 million worth of securities and increased the fixed repurchase price to $13.00 per share or unit under the plans effective May 16, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 26, 2013, our Board of Trustees amended our repurchase plans to increase the maximum amount that can be repurchased under the plan to $25.0 million worth of securities and increased the fixed repurchase price to $14.00 per share or unit under the plans effective October 16, 2013.

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

During 2013 and 2012, the Company repurchased 184,000 and 358,000 common shares valued at $2.4 million and $3.9 million, respectively. In addition, during 2013 and 2012, the Company repurchased 142,000 and 105,000 units valued at $1.9 million and $1.3 million, respectively.

NOTE 13—BENEFICIAL INTEREST

We are authorized to issue 100.0 million common shares of beneficial interest with $.01 par value and 50.0 million preferred shares with $0.01 par value, which collectively represent the beneficial interest of INREIT. As of December 31, 2013 and 2012, there were 5.5 million and 5.3 million common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.8400 and $0.8260 per share for the years ending December 31, 2013 and 2012, respectively.

NOTE 14—DIVIDEND REINVESTMENT PLAN

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional automatic cash purchases of our common shares, not to exceed $5,000 per fiscal quarter or, with our prior approval, in excess of $5,000 per fiscal quarter. The purchase prices per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional automatic cash purchases, as determined by our Board of Trustees. The estimated value per common share was $14.00 at December 31, 2013.

Therefore, the purchase price per common share for dividend reinvestments was $13.30 and for additional automatic cash purchases was $14.00 at December 31, 2013. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the year ended December 31, 2013, 207,000 shares were issued pursuant to dividend reinvestments and 95,000 shares were issued pursuant to additional automatic cash purchases under the plan. In the year ended December 31, 2012, 49,000 shares were issued pursuant to dividend reinvestments and 7,000 shares were issued pursuant to additional automatic cash purchases under the plan.

During the first seven months of 2012, where permissible, shareholders and limited partners were given the option to receive dividends in the form of stock and 126,000 shares were issued when this option was in place.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15—RELATED PARTY TRANSACTIONS

Property Management Fee

During 2013 and 2012, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed. The management team of GOLDMARK Property Management includes Kenneth Regan and James Wieland. For the years ended December 31, 2013 and 2012, we paid management fees of $5.1 million and $4.2 million, respectively, to GOLDMARK Property Management.

Board of Trustee Fees

We paid Trustee fees of $51,000 and $64,000 during the years ended December 31, 2013 and 2012, respectively. There is no cash retainer paid to Trustees. Instead, we pay Trustees specific amounts for meetings attended. In 2013 and 2012, we paid committee members $400 per meeting and board members $1,000 per meeting.

Advisory Agreement

We are an externally advised trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 28, 2013, effective January 1, 2013.

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

Management Fees

During 2013 and 2012, we incurred advisory management fees of $1.6 million and $1.3 million with INREIT Management, LLC, our Advisor, for advisory management fees. As of December 31, 2013 and 2012, we owed our Advisor $294,000 and $112,000, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition Fees

During 2013 and 2012, we incurred acquisition fees of $1.7 million and $582,000, respectively, with our Advisor. These fees are for performing due diligence on properties acquired. There were no acquisition fees owed to our Advisor as of December 31, 2013 and 2012, respectively.

Financing Fees

During 2013 and 2012, we incurred financing fees of $203,000 and $51,000, respectively, with our Advisor for loan financing and refinancing activities. There were no financing fees owed to our Advisor as of December 31, 2013 and 2012, respectively.

Disposition Fees

During 2013 and 2012, we incurred disposition fees of $25,000 and $28,000, respectively, with our Advisor. See Note 19. There were no disposition fees owed to our Advisor as of December 31, 2013 and 2012, respectively.

Development Fees

We did not incur any development fees during 2013 and 2012.

Commissions

During the year ended December 31, 2013, there were no brokerage fees incurred that were owed to a broker-dealer benefitting Dale Lian, a shareholder of INREIT and a member of our Advisor. During the year ended December 31, 2012, we incurred $943,000 of brokerage fees. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of December 31, 2013 and 2012, there were no outstanding brokerage fees owed to Dale Lian or entities benefitting Dale Lian.

During the year ended December 31, 2013 and 2012, we incurred brokerage fees of $83,000 and $144,000, respectively, to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees until June 2013. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold. As of December 31, 2013 and 2012, there were no outstanding brokerage fees owed to the broker-dealer.

During the year ended December 31, 2013 and 2012, we incurred real estate commissions of $1.4 million and $83,000, respectively, owed to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of December 31, 2013 and 2012.

Rental Income

During the years ended December 31, 2013 and 2012, we received rental income of $179,000 under an operating lease agreement with GOLDMARK Property Management.

During the year ended December 31, 2013, we received rental income of $40,000 under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc. There was no rental income received for the year ended December 31, 2012.

During the year ended December 31, 2013 and 2012, we received rental income of $42,000 and $36,000, respectively, under operating lease agreements with our Advisor.

Construction Costs

During the year ended December 31, 2013, we incurred costs related to the construction of a 156 unit apartment complex in Bismarck, North Dakota of $2.0 million owed to GOLDMARK Development. We incurred no construction costs for the year ended December 31, 2012. As of December 31, 2013, we owed $102,000 for retainage and $365,000 for unpaid construction fees. There were no retainage or unpaid construction fees as of December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $43.1 million and $35.3 million for 2013 and 2012, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2036. Lease terms often include renewal options. For 2013 and 2012, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $3.7 million and $3.4 million respectively, totaled $18.9 million and $16.7 million, respectively.

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2013 are as follows:

Years ending December 31,	Amount
(in thousands)
2014	$14,382
2015	13,945
2016	11,089
2017	9,700
2018	8,659
Thereafter	73,433

$131,208

NOTE 17—PROPERTY MANAGEMENT FEES

We have entered into various property management agreements with unrelated management companies. The agreements provide for the payment of property management fees based on a percentage of rental income (generally 5%). During 2013 and 2012, we incurred property management fees of $96,000 and $85,000, respectively, to unrelated management companies.

During 2013 and 2012, we paid management fees of $5.1 million and $4.2 million, respectively, to GOLDMARK Property Management, a related party. The Company’s related party property management fees are further described in Note 15.

NOTE 18—COMMITMENTS AND CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment in Unconsolidated Affiliates

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit multi-tenant apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2013 and December 31, 2012 of $2.4 million and $2.4 million, respectively. We owed $960,000 and $983,000 for our respective share of the mortgage loan balance as of December 31, 2013 and 2012, respectively. However, the Company is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner as tenant in common of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at December 31, 2013 and 2012 of $11.4 million and $11.7 million, respectively. We owed $5.7 million and $5.8 million for our respective share of the mortgage loan balance as of December 31, 2013 and 2012, respectively. However, the Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as a tenant in common in a commercial building with approximately 75,000 square feet of rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2013 and 2012 of $7.3 million and $7.5 million, respectively. We owed $4.9 million and $5.0 million for our respective share of the mortgage loan balance on December 31, 2013 and 2012, respectively. However, the Company is jointly and severally liable for the full mortgage balance.

The operating partnership purchased an 82.50% interest as a tenant in common in a 61 unit multi-tenant apartment complex in Fargo, North Dakota in July 2013. The property is unencumbered at December 31, 2013.

NOTE 19—DISCONTINUED OPERATIONS

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

During the fourth quarter of 2013, the operating partnership sold a 193 unit senior living property in Bismarck, North Dakota for approximately $24.0 million and recognized a gain of approximately $2.6 million.

2012

During the first quarter of 2012, we sold a 4,500 square foot retail property in Norfolk, Nebraska for approximately $350,000 and recognized a loss of approximately $88,000.

During the second quarter of 2012, we sold vacant land in Minot, North Dakota for approximately $583,000 and recognized a gain of approximately $114,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the effect on net income and the gains or losses from the sale of properties classified as discontinued operations for the years ended 2013 and 2012:

	Discontinued Operations
	Year Ended December 31,
	2013	2012
	(in thousands)
Income from rental operations
Real estate rental income	$1,626	$2,160
Tenant reimbursements	205	267

	1,831	2,427
Expenses
Expenses from rental operations
Interest	299	886
Depreciation and amortization	542	724
Real estate taxes	206	256
Insurance	—	(1)

	1,047	1,865
Administration of REIT
Acquisition and disposition expenses	25	90
Legal and accounting	—	2

	25	92

Total expenses	1,072	1,957

Income from operations	759	470
Other income
Interest income	—	3

	—	3
Income from discontinued operations before gain on sale	759	473
Gain on sale of discontinued operations	2,591	26

Gain from discontinued operations	$3,350	$499

NOTE 20—BUSINESS COMBINATIONS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2013 Property Acquisitions

In January 2013, the operating partnership purchased a 38,932 square foot implement dealership in Redwood Falls, Minnesota for approximately $4.7 million. The purchase was financed with a combination of a $1.8 million loan, the issuance of limited partnership units valued at approximately $2.6 million and cash.

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

In September 2013, the operating partnership purchased a 151 unit apartment complex in St. Louis Park, Minnesota for approximately $8.8 million. The purchase was financed with a combination of a $2.3 million loan, the issuance of limited partnership units valued at approximately $5.4 million and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland, and Furness, related parties, who received limited partnership units valued at approximately $1.3 million, $973,000 and $943,000, respectively.

In October 2013, the operating partnership purchased a 48 unit apartment complex in Fargo, North Dakota for approximately $2.9 million. The purchase was financed with the issuance of limited partnership units valued at approximately $2.0 million and cash. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $491,000, respectively.

In October 2013, the operating partnership purchased a 444 unit apartment complex in Little Canada, Minnesota for approximately $27.1 million. The purchase was financed with a combination of a $20.0 million loan, the issuance of limited partnership units valued at approximately $5.6 million and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland, and Wolf, related parties, who received limited partnership units valued at approximately $995,000, $459,000, and $105,000, respectively.

In October 2013, the operating partnership purchased a 32,532 square foot implement dealership in Sioux City, Iowa for approximately $4.6 million. The purchase was financed with a combination of a $1.8 million loan, the issuance of limited partnership units valued at approximately $2.6 million, and cash. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $182,000 and $57,000, respectively.

In November 2013, the operating partnership purchased a 38 unit apartment complex in Bismarck, North Dakota for approximately $2.0 million. The purchase was financed with cash.

In November 2013, the operating partnership purchased an 18 unit apartment complex in Fargo, North Dakota for approximately $900,000. The purchase was financed with the issuance of limited partnership units valued at approximately $900,000 and cash. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $432,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the assets acquired and liabilities assumed during 2013:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
	(in thousands)
Titan Machinery, Redwood Falls, MN	$3,902	$745	$11	$—	$—	$4,658
44th Street, Fargo, ND	2,310	—	—	—	—	2,310
Forest Avenue, Fargo, ND	740	—	—	—	—	740
Kennedy, Fargo, ND	714	—	—	—	—	714
Pacific Park I, Fargo, ND	957	—	—	—	—	957
Pacific Park II, Fargo, ND	1,036	—	—	—	—	1,036
Pacific Park South, Fargo, ND	550	—	—	—	—	550
Spring, Fargo, ND	950	—	—	—	—	950
Stanford Court, Grand Forks, ND	4,416	—	—	—	—	4,416
Dellwood Estates, Anoka, MN	11,500	—	—	—	—	11,500
Arbor Apartments, Bismarck, ND	636	—	—	—	—	636
Granger Court I, Fargo, ND	3,127	—	—	—	—	3,127
Schrock Apartments, Fargo, ND	756	—	—	—	—	756
Courtyard Apartments, St. Louis Park, MN	8,758	—	—	—	—	8,758
Sheridan Pointe Apartments, Fargo, ND	2,880	—	—	—	—	2,880
Montreal Courts Apartments, Little Canada, MN	27,084	—	—	—	—	27,084
Titan Machinery, Sioux City, IA	2,787	1,031	749	—	—	4,567
Arbor Apartments II, Bismarck, ND	650	—	—	—	—	650
Arbor Apartments III, Bismarck, ND	646	—	—	—	—	646
Hannifin Apartments, Bismarck, ND	731	—	—	—	—	731
Monticello Apartments, Fargo, ND	864	—	—	—	—	864

	$75,994	$1,776	$760	$—	$—	$78,530

Total consideration given for acquisitions in 2013 was completed through issuing approximately 2.4 million limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $34.0 million, new loans of $26.3 million and cash of $18.2 million. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2012, the operating partnership purchased a 116 unit apartment complex in Moorhead, Minnesota for $3.45 million. The purchase was financed with the issuance of limited partnership units valued at $796,000, the assumption of $2.2 million in mortgage debt and cash.

In October 2012, the operating partnership purchased a 29,800 square foot implement dealership in Fargo, North Dakota for $2.8 million. The purchase was financed through the issuance of limited partnership units valued at approximately $1.5 million, assumption of $1.3 million in mortgage debt and cash.

In November 2012, the operating partnership purchased a 66 unit apartment complex in Fargo, North Dakota for $2.0 million. The purchase was financed through assumption of $1.3 million in mortgage debt and cash.

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

Total consideration given for acquisitions in 2012 was completed through issuing approximately 396,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $5.5 million, assumed mortgages of $7.6 million and cash of $10.2 million. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

NOTE 21—SUBSEQUENT EVENTS

On January 15, 2014, we paid a dividend or distribution of $0.2100 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2013.

In January 2014, the operating partnership purchased a 24 unit apartment complex in Grand Forks, North Dakota for approximately $1.3 million. The purchase was financed with the issuance of limited partnership units and cash. The purchase price allocation is not yet complete.

In January 2014, the operating partnership purchased a 64 unit apartment complex in Fargo, North Dakota for approximately $3.5 million. The purchase was financed with the issuance of limited partnership units and cash. The interest was purchased from an entity affiliated with Mr. Wieland, a related party, who received limited partnership units valued at approximately $739,000. The purchase price allocation is not yet complete.

In January 2014, the operating partnership purchased a 30 unit apartment complex in Hutchinson, Minnesota for approximately $1.1 million. The purchase was financed with the issuance of limited partnership units and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland and Furness, related parties, who received limited partnership units valued at approximately $216,000, $216,000 and $108,000, respectively. The purchase price allocation is not yet complete.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, the operating partnership purchased a 24 unit apartment complex in Crookston, Minnesota for approximately $1.1 million. The purchase was financed with the issuance of limited partnership units and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland and Furness, related parties, who received limited partnership units valued at approximately $221,000, $221,000 and $109,000, respectively. The purchase price allocation is not yet complete.

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SCHEDULE III—Real Estate and Accumulated Depreciation

December 31, 2013

(in thousands)

												Life on which
					Costs capitalized		Gross Amount at which				Date of	depreciation on
			Initial cost to		subsequent to		carried at close				Construction	latest income
Industrial			company		acquisition(a)		of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	ND-Fargo	$2,318	$820	$2,554	$9	$(94)	829	2,460	$3,289	$88	08/29/2012	40
Titan Machinery	ND-Dickinson	996	354	1,096	400	—	754	1,096	1,850	50	12/31/2008	40
Titan Machinery	ND-Fargo	1,198	781	1,947	—	—	781	1,947	2,728	61	12/10/2008	40
Titan Machinery	ND-Marshall	2,304	300	3,648	81	—	381	3,648	4,029	205	11/01/2011	40
Titan Machinery	ND-Minot	1,750	618	1,654	—	—	618	1,654	2,272	59	08/01/2012	40
Titan Machinery	MN-Redwood Falls	1,754	333	3,568	—	—	333	3,568	3,901	82	01/31/2013	40
Titan Machinery	IA-Sioux City	1,736	315	2,472	—	—	315	2,472	2,787	15	10/25/2013	40

Total		$12,056	$3,521	$16,939	$490	$(94)	$4,011	$16,845	$20,856	$560

												Life on which
					Costs capitalized		Gross Amount at which				Date of	depreciation on
			Initial cost to		subsequent to		carried at close				Construction	latest income
Land			company		acquisition(a)		of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Banner	ND-Fargo	$—	$929	$—	$41	$—	$970	$—	$970	$—	07/03/2007
Stonefield	ND-Bismarck	—	2,483	—	150	—	2,633	—	2,633	—	08/01/2012
Taco Bell	CO-Denver	—	669	—	—	—	669	—	669	—	06/14/2011

Total		$—	$4,081	$—	$191	$—	$4,272	$—	$4,272	$—

												Life on which
					Costs capitalized		Gross Amount at which				Date of	depreciation on
			Initial cost to		subsequent to		carried at close				Construction	latest income
Medical			company		acquisition(a)		of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life	ND-Bismarck & Grand Forks; MI-Marquette; MN-Mankato; WI-Eau Claire, Janesville, Onalaska, Oshkosh, Sheboygan, Stevens Point	$10,058	$3,212	$20,612	$12	$2,027	$3,224	$22,639	$25,863	$3,370	01/03/2008	8.4 – 40

Total		$10,058	$3,212	$20,612	$12	$2,027	$3,224	$22,639	$25,863	$3,370

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SCHEDULE III – Real Estate and Accumulated Depreciation

December 31, 2013 (Continued)

(in thousands)

												Life on which
					Costs							depreciation on
			Initial cost to		capitalized subsequent to		Gross Amount at which carried at				Date of Construction	latest income
Residential			company		acquisition (a)		close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
44th Street	ND-Fargo	$—	$333	$1,845	$3	$—	$336	$1,845	$2,181	$42	02/06/2013	40
Arbor I/400	ND-Bismarck	—	73	516	—	—	73	516	589	8	06/04/2013	40
Arbor II/404	ND-Bismarck	—	73	538	—	—	73	538	611	2	11/01/2013	40
Arbor III/406	ND-Bismarck	—	71	536	—	—	71	536	607	2	11/01/2013	40
Arneson	ND-Fargo	925	151	1,158	10	211	161	1,369	1,530	228	03/23/2007	10 – 40
Autumn Ridge	ND-Grand Forks	6,186	1,072	8,875	21	19	1,093	8,894	9,987	1,683	08/16/2004	9 – 40
Bayview	ND-Fargo	3,582	285	4,077	5	27	290	4,104	4,394	618	12/31/2007	20 – 40
Berkshire	ND-Fargo	311	31	406	4	6	35	412	447	60	03/31/2008	20 – 40
Brookfield	ND-Fargo	1,366	196	1,958	35	67	231	2,025	2,256	272	08/01/2008	20 – 40
Candlelight	ND-Fargo	—	613	1,221	(352)	351	261	1,572	1,833	65	11/30/2012	27.5 – 40
Carling Manor	ND-Grand Forks	538	62	656	7	3	69	659	728	95	03/31/2008	40
Carlton Place	ND-Fargo	—	529	7,207	189	53	718	7,260	7,978	966	09/01/2008	20 – 40
Chandler	ND-Grand Forks	—	26	270	5	28	31	298	329	61	01/03/2005	20 – 40
Columbia West	ND-Grand Forks	—	283	3,406	13	118	296	3,524	3,820	464	09/01/2008	20 – 40
Country Club	ND-Fargo	310	252	1,252	—	70	252	1,322	1,574	86	05/02/2011	40
Countryside	ND-Fargo	310	135	677	—	9	135	686	821	45	05/02/2011	40
Courtyard	MN-St. Louis Park	4,474	2,270	5,681	—	6	2,270	5,687	7,957	47	09/3/2013	40
Danbury	ND-Fargo	3,037	252	6,008	138	76	390	6,084	6,474	913	12/31/2007	20 – 40
Dellwood Estates	MN-Anoka	8,146	843	9,966	—	(362)	843	9,604	10,447	160	05/31/2013	40
Eagle Run	ND-West Fargo	4,713	562	5,798	51	—	613	5,798	6,411	495	08/12/2010	40
Emerald Court	ND-Fargo	637	63	830	4	66	67	896	963	126	03/31/2008	20 – 40
Fairview	ND-Bismarck	3,256	267	3,978	—	74	267	4,052	4,319	506	12/31/2008	20 – 40
Flickertail	ND-Fargo	5,947	428	5,650	5	107	433	5,757	6,190	713	12/31/2008	40
Forest Avenue	ND-Fargo	492	61	637	—	—	61	637	698	15	02/06/2013	40
Galleria III	ND-Fargo	630	118	681	—	—	118	681	799	54	11/09/2010	40
Glen Pond	MN-Eagan	16,096	3,761	20,833	—	94	3,761	20,927	24,688	1,088	12/02/2011	20 – 40
Granger Court I	ND-Fargo	—	284	2,619	(4)	—	280	2,619	2,899	38	06/04/2013	40
Hannifin	ND-Bismarck	—	81	607	—	—	81	607	688	3	11/01/2013	40
Hunter Apts (Betty Ann & Martha Alice)	ND-Fargo	1,203	148	1,507	1	59	149	1,566	1,715	171	08/31/2009	20 – 40
Hunter’s Run II	ND-Fargo	—	44	441	2	—	46	441	487	61	07/01/2008	40
Islander	ND-Fargo	—	98	884	—	—	98	884	982	55	07/01/2011	40
Kennedy	ND-Fargo	536	84	588	1	3	85	591	676	10	2/6/2013	40
Library Lane	ND-Bismarck	1,915	279	2,401	23	121	302	2,522	2,824	382	10/01/2007	20 – 40
Maple Ridge	NE-Omaha	4,353	766	5,608	—	1,191	766	6,799	7,565	843	08/01/2008	20 – 40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	ND-Fargo	5,580	781	5,852	2	178	783	6,030	6,813	497	01/01/2009	20 – 40
Mayfair	ND-Grand Forks	822	73	1,043	8	20	81	1,063	1,144	145	07/01/2008	20 – 40
Monticello	ND-Fargo	—	60	752	—	—	60	752	812	3	11/08/2013	40
Montreal Courts	MN-Little Canada	19,976	5,808	19,687	—	—	5,808	19,687	25,495	123	10/02/2013	40
Oak Court	ND-Fargo	1,863	265	2,354	5	188	270	2,542	2,812	346	04/30/2008	27.5 – 40
Pacific Park I	ND-Fargo	798	95	772	—	32	95	804	899	18	02/06/2013	40
Pacific Park II	ND-Fargo	683	111	865	—	32	111	897	1,008	20	02/06/2013	40

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SCHEDULE III—Real Estate and Accumulated Depreciation

December 31, 2013 (Continued)

(in thousands)

												Life on which
					Costs							depreciation on
			Initial cost to		capitalized subsequent to		Gross Amount at which carried at				Date of Construction	latest income
Residential			company		acquisition (a)		close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Pacific Park South	ND-Fargo	421	58	459	—	—	58	459	517	11	02/06/2013	40
Parkwood	ND-Fargo	1,208	124	1,145	8	5	132	1,150	1,282	155	08/01/2008	40
Pebble Creek	ND-Bismarck	4,700	234	3,372	26	32	260	3,404	3,664	497	03/19/2008	20 – 40
Prairiewood Courts	ND-Fargo	1,539	306	1,853	10	5	316	1,858	2,174	324	09/01/2006	20 – 40
Prairiewood Meadows	ND-Fargo	2,386	736	2,514	—	—	736	2,514	3,250	84	09/30/2012	20
Richfield/Harrison	ND-Grand Forks	6,488	688	6,346	72	256	760	6,602	7,362	1,056	07/01/2007	20 – 40
Rosegate	ND-Fargo	2,373	224	2,978	32	84	256	3,062	3,318	442	04/30/2008	20 – 40
Saddlebrook	ND-Fargo	1,107	148	1,262	13	(15)	161	1,247	1,408	157	12/31/2008	40
Schrock	ND-Fargo	—	71	626	—	—	71	626	697	9	06/04/2013	40
Sheridan Pointe	ND-Fargo	—	292	2,424	—	—	292	2,424	2,716	15	10/01/2013	40
Sierra Ridge	ND-Bismarck	6,031	704	8,795	55	2	759	8,797	9,556	973	09/01/2006	40
Somerset	ND-Fargo	3,318	233	3,431	73	—	306	3,431	3,737	472	07/01/2008	40
Southgate	ND-Fargo	3,019	774	5,299	30	(112)	804	5,187	5,991	842	07/01/2007	40
Southview III	ND-Grand Forks	236	99	554	—	35	99	589	688	34	08/01/2011	40
Southview Villages	ND-Fargo	2,094	254	2,519	13	122	267	2,641	2,908	403	10/01/2007	20 – 40
Spring	ND-Fargo	651	76	822	—	—	76	822	898	19	02/06/2013	40
Stanford Court	ND-Grand Forks	—	291	3,866	—	41	291	3,907	4,198	89	02/06/2013	20 – 40
Stonybrook	NE-Omaha	5,575	1,439	8,003	—	559	1,439	8,562	10,001	965	01/20/2009	20 – 40
Sunset Ridge	ND-Bismarck	9,146	1,561	11,015	233	11	1,794	11,026	12,820	1,265	06/06/2008	9 – 40
Sunview	ND-Grand Forks	1,230	144	1,614	1	42	145	1,656	1,801	206	12/31/2008	20 – 40
Sunwood	ND-Fargo	3,032	274	3,402	91	122	365	3,524	3,889	572	07/01/2007	20 – 40
Terrace on the Green	MN-Moorhead	2,163	697	2,588	—	—	697	2,588	3,285	86	09/30/2012	40
Twin Parks	ND-Fargo	2,359	125	2,072	11	56	136	2,128	2,264	275	10/01/2008	20 – 40
Village	ND-Grand Forks	1,085	166	1,435	8	53	174	1,488	1,662	189	11/01/2008	40
Village Park	ND-Fargo	884	225	1,958	16	7	241	1,965	2,206	276	04/30/2008	40
Village West	ND-Fargo	—	349	2,274	32	12	381	2,286	2,667	323	04/30/2008	40
Westside	MN-Hawley	—	59	360	—	—	59	360	419	35	02/01/2010	40
Westwind	ND-Fargo	354	43	508	6	22	49	530	579	73	04/30/2008	20 – 40
Westwood	ND-Fargo	5,041	528	6,455	82	118	610	6,573	7,183	917	06/05/2008	20 – 40
Willow Park	ND-Fargo	4,434	288	5,298	7	152	295	5,450	5,745	666	12/31/2008	40

Total		$169,559	$32,997	$235,887	$995	$4,456	$33,992	$240,343	$274,335	$22,959

												Life on which
					Costs							depreciation on
			Initial cost to		capitalized subsequent to		Gross Amount at which carried at				Date of Construction	latest income
Office			company		acquisition (a)		close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Aetna	ND-Bismarck	$6,945	$1,265	$7,372	$25	$358	$1,290	$7,730	$9,020	$1,287	12/06/2006	20 – 40
First International Bank & Trust	MN-Moorhead	—	212	712	1	88	213	800	1,013	55	05/13/2011	10 – 40
32nd Avenue	ND-Fargo	2,272	616	3,300	20	43	636	3,343	3,979	813	03/16/2004	3 – 40
Four Points	ND-Fargo	—	67	1,238	4	11	71	1,249	1,320	192	10/18/2007	40
Echelon	ND-Fargo	1,161	286	1,491	(6)	1	280	1,492	1,772	248	05/15/2007	40
Gate City	ND-Grand Forks	1,050	375	917	8	35	383	952	1,335	133	03/31/2008	40
Goldmark Office Park	ND-Fargo	4,664	1,104	14,797	56	687	1,160	15,484	16,644	2,477	07/01/2007	4.75 – 40
Great American Bldg	ND-Fargo	1,072	502	1,626	9	27	511	1,653	2,164	309	02/01/2005	27.5 – 40
Midtown Plaza	ND-Minot	—	30	1,207	—	6	30	1,213	1,243	263	01/01/2004	40
Braun Research	NE-Norfolk	—	112	483	—	—	112	483	595	28	09/07/2011	40
Regis	MN-Edina	9,527	2,991	7,633	—	—	2,991	7,633	10,624	963	01/01/2009	40
SSA	MN-St Cloud	—	100	2,793	—	7	100	2,800	2,900	473	03/20/2007	20 – 40
Wells Fargo Center	MN-Duluth	—	600	7,270	—	1,493	600	8,763	9,363	1,251	07/11/2007	4 – 40

Total		$26,691	$8,260	$50,839	$117	$2,756	$8,377	$53,595	$61,972	$8,492

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SCHEDULE III—Real Estate and Accumulated Depreciation

December 31, 2013 (Continued)

(in thousands)

												Life on which
					Costs							depreciation on
			Initial cost to		capitalized subsequent to		Gross Amount at which carried				Date of Construction	latest income
Retail			company		acquisition (a)		at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Applebee’s	MN-Apple Valley	$—	$560	$1,235	$—	$—	$560	$1,235	$1,795	$93	01/27/2011	40
Applebee’s	MN-Bloomington	—	1,000	474	11	—	1,011	474	1,485	41	03/22/2010	40
Applebee’s	MN-Coon Rapids	—	750	875	—	—	750	875	1,625	84	03/09/2010	40
Applebee’s	MN-Savage	—	690	424	—	—	690	424	1,114	45	01/01/2010	40
Becker Furniture	MN-Waite Park	—	150	2,065	—	(226)	150	1,839	1,989	387	07/12/2006	40
Buffalo Wild Wings	TX-Austin	—	575	1,663	—	1	575	1,664	2,239	146	07/30/2010	40
Dairy Queen	ND-Dickinson	709	329	658	—	—	329	658	987	33	01/19/2012	40
Dairy Queen	MN-Moorhead	—	243	787	1	—	244	787	1,031	52	05/13/2011	20
Family Dollar	ND-Mandan	—	117	649	—	—	117	649	766	50	12/14/2010	40
O’Reilly	ND-Mandan	—	165	449	—	—	165	449	614	35	12/14/2010	40
Walgreen’s	AR-Batesville	6,460	473	6,406	—	—	473	6,406	6,879	721	07/09/2009	40
Walgreen’s	AR-Fayetteville	4,962	636	4,733	—	—	636	4,733	5,369	532	07/09/2009	40
Walgreen’s	CO-Denver	4,339	2,349	2,358	—	—	2,349	2,358	4,707	152	06/14/2011	40
Walgreen’s	LA-Alexandria	2,097	1,090	2,972	—	1	1,090	2,973	4,063	298	12/18/2009	27.5 – 40
Walgreen’s	MS-Laurel	2,077	1,280	2,975	—	9	1,280	2,984	4,264	261	07/30/2010	40
Westpointe Center	ND-Fargo	—	695	2,372	141	(59)	836	2,313	3,149	572	06/30/2006	5 – 40
Total		$20,644	$11,102	$31,095	$153	$(274)	$11,255	$30,821	$42,076	$3,502

Grand Totals		$239,008	$63,173	$355,372	$1,958	$8,871	$65,131	$364,243	$429,374	$38,883

Investments in Unconsolidated Affiliates:

												Life on which
					Costs							depreciation on
			Initial cost to		capitalized subsequent to		Gross Amount at which carried				Date of Construction	latest income
			company		acquisition (a)		at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Banner	ND-Fargo	$7,349	$750	$8,016	$22	$70	$772	$8,086	$8,858	$1,344	03/15/2007	40
GF Marketplace	ND-Grand Forks	11,432	4,259	15,801	135	9	4,394	15,810	20,204	3,764	07/01/2003	8.25 – 40
Highland Meadows	ND-Bismarck	2,384	624	2,591	224	109	848	2,700	3,548	811	07/31/2011
Ashbury	ND-Bismarck	—	308	2,517	—	—	308	2,517	2,825	31	07/01/2013	40

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

SCHEDULE III—Real Estate and Accumulated Depreciation

December 31, 2013 (Continued)

(in thousands)

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.

(b)	The changes in total real estate investments for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Balance at January 1,	$394,746	$387,382
Purchase of real estate investments	80,294	24,432
Sale of investment property	(24,564)	(958)
Provision for asset impairment	(226)	(262)
Reclassification of equity method investments	—	(15,848)

Balance at December 31,	$450,250	$394,746

(c)	The changes in accumulated depreciation for the years ended December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012
Balance at January 1,	$38,780	$31,281
Depreciation expense	10,887	9,650
Sale of investment property	(2,609)	(52)
Reclassification of equity method investments	—	(2,099)

Balance at December 31,	$47,058	$38,780

(d)	The aggregate cost of our real estate for federal income tax purposes is $397.0 million.

EXHIBIT INDEX

		Filed	Incorporated by reference
Exhibit number	Exhibit Description	here with	Form	Period ending	Exhibit	Filing date

3.1	Articles of Organization of INREIT Real Estate Investment Trust filed December 3, 2002		10-12G		3.1	03/10/11

3.2	Amended and Restated Bylaws dated June 23, 2011		10-12G		3.2	03/10/11

4.1	Declaration of Trust INREIT Real Estate Investment Trust dated July 21, 2004		10-12G		4.1	03/10/11

4.2	Addendum to Declaration of Trust dated July 25, 2007		10-12G		4.2	03/10/11

4.3	First Amended and Restated Declaration of Trust dated February 9, 2011		10-12G		4.3	03/10/11

4.4	Amended and Restated Share Purchase Plan December 20, 2012		8-K		10.2	12/27/12

4.5	Amended and Restated Share Repurchase Plan dated September 26, 2013		8-K		99.2	10/02/13

4.6	Amended and Restated Unit Repurchase Plan dated September 26, 2013		8-K		99.3	10/02/13

10.1	First Amended and Restated Advisory Agreement dated February 9, 2011		10-12G		10.1	03/10/11

10.2	First Amendment and Complete Restatement of Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP dated April 25, 2003		10-12G		10.2	03/10/11

10.3	Second Amendment to the Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP dated December 19, 2008		10-12G		10.3	03/10/11

10.4	Third Amendment to the Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP dated August 5, 2009		10-12G		10.4	03/10/11

10.5	Fourth Amendment to the Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP dated February 9, 2011		10-12G		10.5	03/10/11

10.6	Fifth Amendment to the Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP dated June 23, 2011		10-K	12/31/2011	10.6	03/30/12

10.7	Second Amended and Restated Advisory Agreement dated January 1, 2012		8-K		10.1	09/27/12

10.8	Second Amended and Restated Agreement of Limited Liability Limited Partnership of INREIT Properties, LLLP dated January 1, 2013		8-K		10.1	12/27/12

10.9	Dividend Reinvestment Plan dated July 20, 2012		S-3D		A	07/20/12

10.10	First Amendment to Dividend Reinvestment Plan dated September 26, 2013		8-K		99.1	10/02/13

10.11	Share Repurchase Plan dated June 7, 2012		10-Q	9/30/2012	4.1	11/13/12

21.1	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm - Baker Tilly Virchow Krause, LLP	X

23.2	Consent of Independent Registered Public Accounting Firm - Widmer Roel PC	X

31.1	Section 302 Certification of Chief Executive Officer	X

31.2	Section 302 Certification of Chief Accounting Officer	X

32.1	Section 906 Certification of Chief Executive Officer and Chief Accounting Officer	X

101	The following materials from INREIT Real Estate Investment Trust’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2013 and 2012; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and; (v) Notes to Consolidated Financial Statements.	X