Form 10-Q
period 2014-03-31
INREIT Real Estate Investment Trust
filed 2014-05-14
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2014
Common Shares of Beneficial Interest, $0.01 par value per share	5,457,754.2057

INREIT REAL ESTATE INVESTMENT TRUST

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013
	(unaudited)
	(in thousands)
ASSETS
Real estate investments	$409,028	$403,192
Cash and cash equivalents	6,951	13,849
Restricted deposits and funded reserves	6,770	5,585
Investment in unconsolidated affiliates	7,281	7,366
Due from related party	39	64
Receivables	2,729	3,517
Prepaid expenses	868	1,209
Investment in marketable securities	5,246	—
Financing and lease costs, less accumulated amortization of $2,432 in 2014 and $2,240 in 2013	2,766	2,950
Intangible assets, less accumulated amortization of $4,026 in 2014 and $3,720 in 2013	10,173	10,479
Other assets	259	89

Total Assets	$452,110	$448,300

LIABILITIES
Mortgage notes payable	$237,099	$239,008
Lines of credit	2,339	—
Special assessments payable	786	784
Dividends payable	4,084	3,990
Due to related party	162	294
Tenant security deposits payable	2,380	2,305
Investment certificates	365	364
Unfavorable leases, less accumulated amortization of $468 in 2014 and $432 in 2013	917	953
Accounts payable—trade	704	403
Retainage payable	204	133
Fair value of interest rate swaps	299	309
Deferred insurance proceeds	95	—
Accrued expenses and other liabilities	2,937	2,551

Total Liabilities	252,371	251,094

COMMITMENTS and CONTINGENCIES—Note 18
SHAREHOLDERS’ EQUITY
Noncontrolling interest in operating partnership	145,192	141,539
Beneficial interest	54,846	55,976
Accumulated comprehensive loss	(299)	(309)

Total Shareholders’ Equity	199,739	197,206

	$452,110	$448,300

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(in thousands)
Income from rental operations
Real estate rental income	$16,524	$13,714
Tenant reimbursements	559	924

	17,083	14,638
Expenses
Expenses from rental operations
Interest	3,064	2,692
Depreciation and amortization	3,354	2,839
Real estate taxes	1,315	1,600
Property management fees	1,558	1,181
Utilities	1,707	1,195
Repairs and maintenance	2,351	1,386
Insurance	398	243

	13,747	11,136
Administration of REIT
Administrative expenses	67	42
Advisory fees	442	345
Acquisition expenses	361	888
Trustee fees	14	13
Legal and accounting	160	211

	1,044	1,499

Total expenses	14,791	12,635

Income from operations	$2,292	$2,003

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Income from operations	$2,292	$2,003
Other income
Equity in income of unconsolidated affiliates	247	170
Dividend and interest income	58	8
Gain on involuntary conversion	24	—
Gain on trading securities	246	—

	575	178
Income from continuing operations	2,867	2,181
Discontinued operations	—	249

Net income	$2,867	$2,430

Net income attributable to noncontrolling interest	2,068	1,684

Net income attributable to INREIT
Real Estate Investment Trust	$799	$746

Earnings per common share, basic and diluted:
Continued operations	0.15	$0.13
Discontinued operations	—	0.01

Net income per common share, basic and diluted	$0.15	$0.14

Comprehensive income:
Net income	$2,867	$2,430
Other comprehensive income - change in fair value of interest rate swaps	10	36

Comprehensive income	2,877	2,466
Comprehensive income attributable to noncontrolling interest	2,075	1,709

Comprehensive income attributable
to INREIT Real Estate Investment Trust	$802	$757

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

		Common	Accumulated	Total		Accumulated
	Common	Shares	Earnings	Beneficial	Noncontrolling	Comprehensive
	Shares	Amount	(Deficit)	Interest	Interest	Loss	Total
	(in thousands)
BALANCE, DECEMBER 31, 2013	5,454	$68,051	$(12,075)	$55,976	$141,539	$(309)	$197,206
Contribution of assets in exchange for the issuance of noncontrolling interest shares					5,352		5,352
Shares/units redeemed	(133)	(1,856)		(1,856)	(634)		(2,490)
Dividends declared			(1,216)	(1,216)	(3,124)		(4,340)
Dividends reinvested - stock dividend	56	751		751			751
Issuance of shares under optional purchase plan	28	392		392			392
Increase in fair value of interest rate swaps						10	10
Distributions paid to consolidated real estate entity noncontrolling interests					(9)		(9)
Net income			799	799	2,068		2,867

BALANCE, MARCH 31, 2014	5,405	$67,338	$(12,492)	$54,846	$145,192	$(299)	$199,739

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES
Net income	$2,867	$2,430
Adjustments to reconcile net income to net cash from operating activities
Net gain on investment in marketable securities	(246)	—
Equity in income of unconsolidated affiliates	(247)	(170)
Depreciation	2,884	2,586
Amortization	458	485
Effects on operating cash flows due to changes in
Tenant security deposits	(72)	(110)
Due from related party	25	337
Receivables	788	(81)
Prepaid expenses	341	206
Marketable securities	(5,000)	—
Other assets	(160)	(155)
Due to related party	(132)	4
Tenant security deposits payable	75	127
Accounts payable	(259)	—
Accrued expenses	129	344

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,451	6,003

INVESTING ACTIVITIES
Purchase of real estate investment properties	(2,246)	(2,739)
Capital expenditures and tenant improvements	(481)	(353)
Investment in unconsolidated affiliates	(2)	—
Distributions received from unconsolidated affiliates	334	271
Real estate tax, insurance and replacement reserve escrows	(1,113)	(983)
Notes receivable payments received	—	4
Deferred insurance proceeds	95	(94)

NET CASH USED IN INVESTING ACTIVITIES	(3,413)	(3,894)

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
FINANCING ACTIVITIES
Payments for financing costs	(13)	(104)
Payments on investment certificates	—	(8)
Reinvested proceeds from investment certifiates	1	—
Principal payments on special assessments payable	(10)	—
Proceeds from issuance of mortgage notes payable	—	4,864
Principal payments on mortgage notes payable	(1,908)	(8,654)
Net change in lines of credit	2,339	3,711
Proceeds from issuance of shares under optional purchase plan	392	149
Shares/units redeemed	(2,490)	(1,138)
Dividends/distributions paid	(3,247)	(2,801)
Payment of syndication costs	—	(59)

NET CASH USED IN FINANCING ACTIVITIES	(4,936)	(4,040)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6,898)	(1,931)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,849	4,556

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,951	$2,625

SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$3,072	$2,851

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$751	$702
Dividends declared and not paid	1,216	1,112
UPREIT distributions declared and not paid	3,124	2,539
UPREIT units converted to REIT common shares	—	172
Acquisition of assets in exchange for the issuance of noncontrolling interest shares in UPREIT	5,352	13,559
Increase in land improvements due to increase in special assessments payable	12	23
Unrealized gain on interest rate swaps	(10)	(36)
Acquisition of assets with accounts payable	599	—

See Notes to Consolidated Financial Statements

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

INREIT previously established an operating partnership (“INREIT Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, INREIT has management responsibility for all activities of the operating partnership. As of March 31, 2014 and December 31, 2013, INREIT owned approximately 28.0% and 28.7%, respectively, of the operating partnership. The operating partnership is the 100% owner of 38 single asset limited liability companies and the 81.25% owner in a single asset limited liability partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of March 31, 2014 and consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three month periods ended March 31, 2014 and 2013, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2014 and our consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity and our consolidated cash flows for the three month periods ended March 31, 2014 and 2013, as applicable. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of INREIT, INREIT Properties, LLLP, 38 single asset limited liability companies and a single asset LLP that the operating partnership is the 81.25% owner. All significant intercompany transactions and balances have been eliminated in consolidation.

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

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

INREIT currently owns directly and indirectly 127 properties. The trust’s 79 residential properties are located in North Dakota, Minnesota, and Nebraska and are principally multi-family apartment buildings. The trust owns 48 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties. Presently, the trust’s mix of properties are 66.4% residential and 33.6% commercial (based on cost) and total $409,028 in real estate investments at March 31, 2014.

Residential Property	Location	No. of Properties	Units
	North Dakota	69	4,448
	Minnesota	8	1,325
	Nebraska	2	316

		79	6,089

Commercial Property	Location	No. of Properties	Sq Ft
	North Dakota	20	810,496
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	13	360,306
	Mississippi	1	14,820
	Nebraska	1	14,736
	Texas	1	7,296
	Wisconsin	6	74,916

		48	1,384,159

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three months ended March 31, 2014 and 2013.

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-family apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2014 and December 31, 2013 of $2,369 and $2,383, respectively. We owed $954 and $960 of our respective share of the mortgage loan balance as of March 31, 2014 and December 31, 2013, respectively. However, the Company is jointly and severally liable for the full mortgage balance.

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at March 31, 2014 and December 31, 2013 of $11,388 and $11,432, respectively. We owed $5,694 and $5,716 for our respective share of the mortgage loan balance as of March 31, 2014 and December 31, 2013, respectively. However, the Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2014 and December 31, 2013 of $7,317 and $7,349, respectively. We owed $4,878 and $4,899 for our respective share of the mortgage loan balance on March 31, 2014 and December 31, 2013, respectively. However, the Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns an 82.50% interest as a tenant in common in a 61 unit residential, multi-family apartment complex in Fargo, North Dakota in July 2013. The property is unencumbered at March 31, 2014 and December 31, 2013.

These investments are not consolidated as the entities do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. The operating partnership and the respective affiliate partners must approve significant decisions about the applicable entities activities. As of March 31, 2014 and December 31, 2013, the unconsolidated affiliates held total assets of $30,683 and $31,289 and mortgage notes payable of $21,074 and $21,164, respectively.

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

Real Estate Investments

We account for our property acquisitions by allocating the purchase price of a property to the property’s assets based on management’s estimates of fair value. Techniques used to estimate fair value include, but are not limited to, appraisals of the properties by a certified independent appraiser at the time of acquisition.

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

Depreciation expense for the three months ended March 31, 2014 and 2013 totaled $2,884 and $2,586, respectively.

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Company’s investment properties are reviewed for potential impairment at the end of each reporting period whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Company separately determines whether impairment indicators exist for each property.

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties. Based on evaluation, there were no impairment losses during the three months ended March 31, 2014 and 2013, respectively.

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

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

There were no properties classified as held for sale at March 31, 2014 or December 31, 2013. See Note 19.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of March 31, 2014 and December 31, 2013, management determined no allowance was necessary for uncollectible receivables.

Investment in Marketable Securities

Investments in marketable securities are classified as trading consistent with the Company’s overall investment objectives and activities. Accordingly, all unrealized gains and losses on the Company’s marketable securities investment portfolio are included in the consolidated statements of operations and other comprehensive income.

Gross gains and losses on the sale of marketable securities are based on the first-in first-out method of determining cost.

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at March 31, 2014 or 2013.

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

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Federal Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code, as amended. A REIT calculates taxable income similar to other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. REIT shareholders are taxed on REIT distributions of ordinary income in the same manner as they are taxed on other corporate distributions.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2014 and December 31, 2013 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2010.

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

We derive over 95% of our revenues from tenant rents and other tenant-related activities. We lease multi-family units under operating leases with terms of one year or less. Rental income and other property revenues are recorded when due from tenants and recognized monthly as earned pursuant to the terms of the underlying leases. Other property revenues consist primarily of laundry, application and other fees charged to tenants.

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $77 and $117 for the three months ended March 31, 2014 and 2013, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of March 31, 2014 and December 31, 2013 was $2,429 and $2,352, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. INREIT had no dilutive potential common shares as of March 31, 2014 or 2013, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2014 and 2013, INREIT’s denominators for the basic and diluted earnings per common share were approximately 5,439,000 and 5,316,000, respectively.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). This newly issued accounting standard amends the definition of a discontinued operation in ASC 205-20 and requires an entity to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted; and was adopted by the Company effective January 1, 2014. The adoption of this standard did not have a material impact on the Company’s financial position, results of operation or cash flows.

Reclassifications

Certain amounts previously reported in our quarterly report ended March 31, 2013 have been reclassified to conform to discontinued operations presentations in 2014. In addition, reclassifications to expand certain captions have been made to the 2013 consolidated statement of shareholders’ equity to conform to the 2014 presentation.

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

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three month periods ended March 31, 2014 and 2013, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Three months ended March 31, 2014	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$12,616	$4,467	$17,083
Expenses from rental operations	6,513	816	7,329

Net operating income	$6,103	$3,651	9,754

Interest			3,064
Depreciation and amortization			3,354
Administration of REIT			1,044
Other (income)/expense			(575)

Income from continuing operations			2,867
Discontinued operations			—

Net income			$2,867

Three months ended March 31, 2013	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$9,929	$4,709	$14,638
Expenses from rental operations	4,460	1,145	5,605

Net operating income	$5,469	$3,564	9,033

Interest			2,692
Depreciation and amortization			2,839
Administration of REIT			1,499
Other (income)/expense			(178)

Income from continuing operations			2,181
Discontinued operations			249

Net income			$2,430

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of March 31, 2014	Residential	Commercial	Total
	(in thousands)
Real estate investments	$304,881	$154,087	$458,968
Accumulated depreciation	(32,092)	(17,848)	(49,940)

	$272,789	$136,239	409,028

Cash and cash equivalents			6,951
Restricted deposits and funded reserves			6,770
Investment in unconsolidated affiliates			7,281
Receivables and other assets			3,895
Investment in marketable securities			5,246
Financing costs, less accumulated amortization			2,766
Intangible assets, less accumulated amortization			10,173

Total Assets			$452,110

As of December 31, 2013	Residential	Commercial	Total
	(in thousands)
Real estate investments	$296,377	$153,873	$450,250
Accumulated depreciation	(30,075)	(16,983)	(47,058)

	$266,302	$136,890	403,192

Cash and cash equivalents			13,849
Restricted deposits and funded reserves			5,585
Investment in unconsolidated affiliates			7,366
Receivables and other assets			4,879
Financing costs, less accumulated amortization			2,950
Intangible assets, less accumulated amortization			10,479

Total Assets			$448,300

NOTE 4 – REAL ESTATE INVESTMENTS

As of March 31, 2014	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$37,222	$28,506	$65,728
Building and improvements	246,623	124,114	370,737
Furniture and fixtures	17,794	1,467	19,261
Construction in progress	3,242	—	3,242

	304,881	154,087	458,968
Less accumulated depreciation	(32,092)	(17,848)	(49,940)

	$272,789	$136,239	$409,028

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2013	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$36,625	$28,506	$65,131
Building and improvements	240,343	123,900	364,243
Furniture and fixtures	17,372	1,467	18,839
Construction in progress	2,037	—	2,037

	296,377	153,873	450,250
Less accumulated depreciation	(30,075)	(16,983)	(47,058)

	$266,302	$136,890	$403,192

Construction in progress consists of costs associated with the development of a new four building 156 unit multi-family apartment community which includes four buildings, located in Bismarck, North Dakota. The project is estimated to cost $16,000 and is expected to be substantially completed in June 2015. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for the project. See Note 15 for additional information.

NOTE 5 – HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we have entered into interest rate swaps in the amount of $1,294 and $2,450 to provide a fixed rate of 7.25% and 2.57%, respectively. The swaps mature on April 2020 and December 2017, respectively. The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception.

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of March 31, 2014 and December 31, 2013, we have recorded a liability and other comprehensive loss of $299 and $309, respectively.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

Investments in marketable securities consist of real estate backed equity securities. These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company’s overall investment objectives and activities, the marketable securities portfolio is classified as trading (as defined by U.S. generally accepted accounting principles). Accordingly all unrealized gains and losses on this portfolio are recorded in income. The following table summarizes the Company’s investment in marketable securities as of March 31, 2014. As of December 31, 2013, the Company held no marketable securities.

	March 31, 2014
	Cost	Fair	Unrealized
	Basis	Value	Gain (Loss)
	(in thousands)
Common stock	$1,470	$1,562	$92
Preferred stock	3,000	3,118	118
Mutual funds, Exchange-traded funds and other	530	566	38

Total equity securities	$5,000	$5,246	$248

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Net gain from investments in marketable securities for the three months ended March 31, 2014 is summarized below:

March 31, 2014
(in thousands)
Net realized (loss) gain from sales of marketable securities	$—
Net unrealized gain from marketable securities	248
Dividend and interest	46

$294

NOTE 7 – LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

As of March 31, 2014	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
	(in thousands)
In-place leases	$11,733	$(3,653)	$8,080
Above-market leases	2,466	(373)	2,093
Below-market leases	(1,385)	468	(917)

	$12,814	$(3,558)	$9,256

As of December 31, 2013	Lease Intangibles	Accumulated Amortization	Lease Intangibles, net
	(in thousands)
In-place leases	$11,733	$(3,383)	$8,350
Above-market leases	2,466	(337)	2,129
Below-market leases	(1,385)	432	(953)

	$12,814	$(3,288)	$9,526

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending December 31,	Amount
(in thousands)
2015	$1,076
2016	1,076
2017	1,076
2018	1,076
2019	1,076
Thereafter	3,876

$9,256

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of March 31, 2014 was 11.4 years.

NOTE 8 – LINES OF CREDIT

We have a $15,000 variable rate (1-month LIBOR plus 2.35%) line of credit agreement with Wells Fargo Bank, which expires in July 2015; a $3,000 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in November 2014, respectively; and a $2,000 variable rate (prime rate) line of credit agreement with Bell State Bank & Trust, which expires in June 2014. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; Minneapolis/St. Paul, Minnesota, Moorhead, Minnesota and Fargo, North Dakota, respectively. We also have a $1,000 variable rate (the greater of the prime rate or 3.25%) unsecured line of credit agreement with Bremer Bank, which expires October 2014. At March 31, 2014, there was $2,339 outstanding on the lines of credit, leaving $18,661 unused under the agreements. At December 31, 2013, there was no balance outstanding on the lines of credit, leaving $21,000 unused under the agreements. The line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios. As of March 31, 2014 and December 31, 2013, we were in compliance with all covenants.

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 9 – MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable. As of March 31, 2014 and December 31, 2013 all are fixed rate notes.

		Interest	Principal Balance At
Maturity Date	Property Name	Rate Per Annum	March 31, 2014	December 31, 2013
			(in thousands)
Residential Properties
October-2017	Auburn II (Arneson)	6.30%	$622	$625
July-2016	Autumn Ridge 3 &4	4.50%	3,287	3,318
January-2016	Autumn Ridge 1 & 2	5.74%	2,852	2,868
October-2013	Bayview	4.62%	3,554	3,582
June-2018	Berkshire	3.75%	307	311
March-2017	Betty Ann and Marth Alice	3.95%	1,195	1,203
September-2021	Brookfield	3.75%	1,328	1,366
September-2036	Carling Manor	4.40%	535	538
November-2024	Country Club	4.37%	608	619
October-2033	Courtyard	3.92%	4,438	4,475
October-2019	Danbury	5.03%	3,018	3,037
October-2028	Dellwood	4.55%	8,101	8,146
March-2017	Eagle Run	3.95%	4,680	4,713
June-2018	Emerald Court	3.75%	629	637
March-2017	Fairview	3.95%	3,238	3,257
June-2023	Flickertail	3.75%	5,920	5,947
September-2020	Forest	4.55%	487	492
December-2017	Galleria III	4.75%	626	630
August-2016	Glen Pond	6.30%	16,016	16,096
October-2017	Hunter’s Run I	6.30%	299	300
June-2020	Kennedy	4.55%	531	537
December-2017	Library Lane	6.10%	1,906	1,915
May-2021	Maple Ridge	5.69%	4,337	4,353
October-2028	Maplewood Bend	4.58%	5,550	5,580
February-2017	Mayfair	3.63%	814	822
October-2023	Montreal Courts	4.91%	19,902	19,976
September-2017	Oak Court	5.98%	1,855	1,863
June-2020	Pacific Park I	4.55%	790	798
June-2020	Pacific Park II	4.55%	677	683
June-2020	Pacific Park South	4.55%	417	421
February-2017	Parkwood	3.63%	1,196	1,208
December-2023	Pebble Creek	4.65%	4,675	4,700
June-2018	Prairiewood Courts	3.75%	1,519	1,539
October-2020	Prairiewood Meadows	6.17%	2,375	2,386
November-2023	Richfield/Harrison	4.39%	6,452	6,488
September-2017	Rosegate	5.93%	2,362	2,373
September-2036	Saddlebrook	4.40%	1,100	1,107
August-2019	Sierra Ridge Phase I	5.46%	2,652	2,668
November-2019	Sierra Ridge Phase II	5.92%	3,345	3,362
October-2022	Somerset	4.01%	3,302	3,318
July-2021	Southgate	5.96%	3,003	3,019

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

		Interest	Principal Balance At
Maturity Date	Property Name	Rate Per Annum	March 31, 2014	December 31, 2013
			(in thousands)
February-2020	Southview III	4.50%	235	236
December-2017	Southview Villages	6.10%	2,084	2,094
June-2020	Spring	4.55%	645	651
April-2015	Stonybrook	5.40%	5,545	5,574
January-2022	Sunset Ridge	4.44%	9,105	9,146
May-2019	Sunview	5.75%	1,222	1,230
April-2023	Sunwood Estates	4.37%	3,019	3,032
June-2019	Terrace on the Green	6.53%	2,155	2,163
October-2022	Twin Parks	4.01%	2,348	2,359
May-2019	Village	5.75%	1,078	1,085
July-2016	Village Park	6.15%	877	884
June-2018	Westwind	3.75%	350	354
June-2020	Westwood	4.55%	4,994	5,041
April-2023	Willow Park	3.59%	4,406	4,434
Commercial Properties
September-2017	Guardian Building Products	3.45%	2,296	2,318
October-2033	Titan Machinery - Dickinson, ND	4.50%	988	996
December-2019	Titan Machinery - Fargo, ND	4.18%	1,187	1,198
August-2033	Titan Machinery - Marshall, MN	4.50%	2,285	2,304
August-2017	Titan Machinery - Minot, ND	3.29%	1,733	1,750
February-2023	Titan Machinery - Redwood Falls, MN	4.25%	1,739	1,754
October-2028	Titan Machinery - Sioux City, IA	4.50%	1,715	1,736
March-2016	Bio-life Properties - ND, MN, WI (9 total)	7.56%	8,498	8,800
December-2016	Bio-life Properties - Marquette, MI	7.06%	1,213	1,258
August-2017	Aetna	5.93%	6,911	6,945
December-2017	32nd Avenue Office	4.00%	2,258	2,272
March-2019	Echelon	4.25%	1,148	1,161
April-2018	Gate City	3.97%	1,042	1,050
September-2020	Goldmark Office Park	5.33%	4,520	4,664
April-2020	Great American Building	7.25%	1,064	1,072
October-2015	Regis	5.68%	9,469	9,527
April-2017	Dairy Queen - Dickinson, ND	3.63%	699	709
April-2025	Walgreens-Alexandria	5.69%	2,064	2,097
March-2034	Walgreens-Batesville	6.85%	6,422	6,460
June-2021	Walgreens-Colorado	4.50%	4,310	4,339
August-2033	Walgreens-Fayetteville	6.85%	4,932	4,962
October-2024	Walgreens-Laurel	6.07%	2,043	2,077

			$237,099	$239,008

Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of March 31, 2014 and December 31, 2013, we were in compliance with all covenants.

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2014 (April 1, 2014 to December 31, 2014)	$5,915
2015	22,694
2016	34,919
2017	35,277
2018	8,353
2019	18,678
Thereafter	111,263

Total payments	$237,099

NOTE 10 – FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2014		December 31, 2013
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial assets:	(in thousands)

Investment in marketable securities	$5,246	$5,246	$—	$—

Financial liabilities:	(in thousands)
Mortgage notes payable	$237,099	$239,685	$239,008	$240,486
Fair value of interest rate swaps	$299	$299	$309	$309

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

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Recurring Fair Value Measurements

The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2014
Fair value of interest rate swaps	$—	$299	$—	$299
Investment in marketable securities	5,246	—	—	5,246
December 31, 2013
Fair value of interest rate swaps	$—	$309	$—	$309

Investment in marketable securities: The fair value of the marketable equity securities is determined using quoted market prices at the reporting date multiplied by the quantity held.

Fair value of interest rate swaps: The fair value of interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of the derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 5.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2014
Mortgage notes payable	$—	$—	$239,685	$239,685
December 31, 2013
Mortgage notes payable	$—	$—	$240,486	$240,486

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Mortgage notes payable: The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.48% to 4.73% and from 4.50% to 4.65% at March 31, 2014 and December 31, 2013, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of March 31, 2014. The Company’s mortgage notes payable are further described in Note 9.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of March 31, 2014 and December 31, 2013, outstanding limited partnership units totaled 13,884,000 and 13,547,000 respectively. As of March 31, 2014 and 2013, the operating partnership declared distributions of $3,124 and $2,539 respectively, to limited partners paid in April 2014 and 2013. Distributions per unit were $0.2250 and $0.2100 during the first three months of 2014 and 2013, respectively.

During the first three months of 2014 and 2013, there were no limited partnership units exchanged for INREIT common shares pursuant to exchange requests.

Limited partners in the operating partnership have the right to require the operating partnership to exchange their limited partnership units for cash. Upon receipts of such a notice of exchange, we have the right to purchase the limited partnership units in lieu of the operating partnership either with cash or INREIT common shares, in our discretion, on the basis of one limited partnership unit for one INREIT common share. However, payment will be in cash if the issuance of INREIT common shares will cause the shareholder to exceed the ownership limitations, among other reasons. No limited partner will be permitted more than two notices of exchange during any calendar year, and no exchanges may be made for less than 1,000 limited partnership units or, if such limited partner owns less than 1,000 limited partnership units, all of the limited partnership units held by such limited partner.

NOTE 12 – REPURCHASE PLANS

On March 11, 2011, our Board of Trustees approved repurchase plans that enable our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans. Originally, the maximum amount of aggregate securities that could be redeemed under these plans was $5,000, and the redemption price was fixed at $12.60 per share or unit under the plans.

On September 7, 2012 and December 20, 2012, our Board of Trustees amended and restated our repurchase plans to increase the maximum amount that can be redeemed under the plans to $15,000 worth of securities and increased the fixed redemption price to $12.75 per share or unit under the plans.

On March 28, 2013, our Board of Trustees amended our repurchase plans to increase the maximum amount that can be redeemed under the plan to $20,000 worth of securities and increased the fixed redemption price to $13.00 per share or unit under the plans effective May 16, 2013.

On September 26, 2013, our Board of Trustees amended our repurchase plans to increase the maximum amount that can be redeemed under the plan to $25,000 worth of securities and increased the fixed redemption price to $14.00 per share or unit under the plans effective October 16, 2013.

On March 27, 2014, our Board of Trustees amended our repurchase plans to increase the maximum amount that can be redeemed under the plan to $30,000 worth of securities under the plans effective March 28, 2014.

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We may redeem securities under the plans provided the aggregate total has not been exceeded if we have sufficient funds to do so. The plans will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plans, either or both of them, if it determines to do so is its sole discretion.

During the first three months of 2014 and 2013, the Company redeemed 133,000 and 76,000 common shares valued at $1,856 and $966, respectively. In addition, during the first three months of 2014 and 2013, the Company redeemed 45,000 and 14,000 units valued at $634 and $172, respectively.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of INREIT. As of March 31, 2014 and December 31, 2013, there were 5,405,000 and 5,454,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.2250 per share and $0.2100 per share for the three months ending March 31, 2014 and 2013, respectively.

NOTE 14 – DIVIDEND REINVESTMENT PLAN

Our Board of Trustees approved a dividend reinvestment plan to provide existing holders of our common shares with a convenient method to purchase additional common shares without payment of brokerage commissions, fees or service charges. On July 20, 2012, we registered with the Securities Exchange Commission 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on July 20, 2012.

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed five thousand per fiscal quarter without our prior approval. The purchase prices per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $15.00 and $14.00 at March 31, 2014 and December 31, 2013, respectively. See discussion of determination of estimated value in Note 20.

Therefore, the purchase price per common share for dividend reinvestments was $14.25 and $13.30 and for additional optional cash purchases was $15.00 and $14.00 at March 31, 2014 and December 31, 2013, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the three months ended March 31, 2014, 56,000 shares were issued pursuant to dividend reinvestments and 28,000 shares were issued pursuant to additional optional cash purchases under the plan. In the three months ended March 31, 2013, 53,000 shares were issued pursuant to dividend reinvestments and 11,000 shares were issued pursuant to additional optional cash purchases under the plan.

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 15 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the first three months of 2014 and 2013, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the three months ended March 31, 2014 and 2013, we paid management fees of $1,539 and $1,159, respectively, to GOLDMARK Property Management.

Board of Trustee Fees

We paid Trustee fees of $14 and $13 during the three months ended March 31, 2014 and 2013, respectively. There is no cash retainer paid to Trustees. Instead, we pay Trustees specific amounts for meetings attended. In March 2014, our Board revised the Trustee Compensation Plan effective January 1, 2014. The plan provides:

	2014	2013(1)
Board Chairman – Board Meeting	105 shares/meeting	$1,400/meeting
Trustee – Board Meeting	75 shares/meeting	$1,000/meeting
Committee Chair – Committee Meeting	30 shares/meeting	$400/meeting
Trustee – Committee Meeting	30 shares/meeting	$400/meeting

(1)	The amounts in the table are actual amounts paid, not rounded.

Common shares earned in accordance with the plan shall be calculated on an annual basis. Shares earned pursuant to the Trustee Compensation Plan shall be issued on or about July 15 for Trustees’ prior year of service. Non-independent Trustees will not be compensated for their service on the Board or Committees.

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 27, 2014, effective January 1, 2014.

Management Fee: 0.35% of our total assets (before depreciation and amortization), annually. Total assets are our gross assets (before depreciation and amortization) as reflected on our consolidated financial statements, taken as of the end of the fiscal quarter last preceding the date of computation. The management fee will be payable monthly in cash or our common shares, at the option of the Advisor, not to exceed one-twelfth of 0.35% of the total assets as of the last day of the immediately preceding month. The management fee calculation is subject to quarterly and annual reconciliations. The management fee may be deferred at the option of the Advisor, without interest.

Acquisition Fee: For its services in investigating and negotiating acquisitions of investments for us, the Advisor receives an acquisition fee of 2.5% of the purchase price of each property acquired, capped at $375 per acquisition. The total of all acquisition fees and acquisition expenses cannot exceed 6% of the purchase price of the investment, unless approved by the majority of the trustees, including a majority of the independent trustees, if they determine the transaction to be commercially competitive, fair and reasonable to us.

Disposition Fee: For its services in the effort to sell any investment for us, the Advisor receives a disposition fee of 2.5% of the sales price of each property disposition, capped at $375 per disposition.

Financing Fee: 0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility.

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Development Fee: Based on regressive sliding scale (starting at 5% and declining to 3%) of total project costs, excluding cost of land, for development services requested by us.

Total Cost	Fee	Range of Fee	Formula
0 – 10M	5.0%	0 – .5M	0M – 5.0% x (TC –0M)
10M – 20M	4.5%	.5M – .95M	.50M – 4.5% x (TC – 10M)
20M – 30M	4.0%	.95M – 1.35M	.95M – 4.0% x (TC – 20M)
30M – 40M	3.5%	1.35M – 1.70M	1.35M – 3.5% x (TC – 30M)
40M – 50M	3.0%	1.70M – 2.00M	1.70M – 3.0% x (TC – 40M)

TC = Total Project Cost

Management Fees

During the first three months of 2014 and 2013, we incurred advisory management fees of $442 and $345 with INREIT Management, LLC, our Advisor, for advisory management fees. As of March 31, 2014 and December 31, 2013, we owed our Advisor $148 and $294, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During the first three months of 2014 and 2013, we incurred acquisition fees of $140 and $408, respectively, with our Advisor. These fees are for performing due diligence on properties acquired. There were no acquisition fees owed to our Advisor as of March 31, 2014 and December 31, 2013, respectively.

Financing Fees

We did not incur any financing fees during the first three months of 2014. During the first three months of 2013, we incurred financing fees of $12 with our Advisor for loan financing and refinancing activities. There were no financing fees owed to our Advisor as of March 31, 2014 and December 31, 2013, respectively.

Disposition Fees

During the first three months of 2014 and 2013, there were no disposition fees incurred with our Advisor. See Note 19. There were no disposition fees owed to our Advisor as of March 31, 2014 and December 31, 2013, respectively.

Development Fees

We did not incur any development fees during the first three months of 2014 and 2013.

Commissions

During the first three months of 2014 and 2013, we incurred brokerage fees of $0 and $59, respectively, to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees until June 2013. Brokerage fees were based on 8% of the purchase price of INREIT common shares sold and 4% of the purchase price of UPREIT units sold. As of March 31, 2014 and December 31, 2013, there were no outstanding brokerage fees owed to the broker-dealer.

During the first three months of 2014 and 2013, we incurred real estate commissions of $214 and $443, respectively, owed to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of March 31, 2014 and December 31, 2013.

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Rental Income

During the first three months of 2014 and 2013, we received rental income of $45 and $45, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the first three months of 2014 and 2013, we received rental income of $12 and $12, respectively, under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.

During the first three months of 2014 and 2013, we received rental income of $11 and $10, respectively, under operating lease agreements with our Advisor.

Construction Costs

During the first three months of 2014, we incurred costs related to the construction of a 156 unit apartment complex in Bismarck, North Dakota of $3,240 to GOLDMARK Development. We incurred no construction costs for the three months ended March 31, 2013. As of March 31, 2014 and December 31, 2013, we owed GOLDMARK Development $162 and $102, respectively, for retainage. In addition as of March 31, 2014 and December 31, 2013 we owed GOLDMARK Development $599 and $365, respectively, for unpaid construction fees.

NOTE 16 – RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $12,616 and $9,929 for the three months ended March 31, 2014 and 2013, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options. For the three months ended March 31, 2014 and 2013, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $565 and $924, respectively, totaled $4,467 and $4,709, respectively.

NOTE 17 – PROPERTY MANAGEMENT FEES

We have entered into various property management agreements with unrelated management companies. The agreements provide for the payment of property management fees based on a percentage of rental income. During the three months ended March 31, 2014 and 2013, we incurred property management fees of $19 and $22, respectively, to unrelated management companies.

During the three month periods ended March 31, 2014 and 2013, we paid property management fees of $1,539 and $1,159, respectively, to GOLDMARK Property Management, a related party. The Company’s related party property management fees are further described in Note 15.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

NOTE 19 – DISCONTINUED OPERATIONS

Discontinued operations include the results of operations for properties either sold or classified as held for sale. We also report any gains or losses from the sale of properties in discontinued operations.

During the first quarter of 2014, there were no dispositions. During the year ended December 31, 2013, the Company sold one property and one parcel of land, none of which occurred during the three months ended March 31, 2013.

The following table presents the results of operations for the real estate investment properties accounted for as discontinued operations, inclusive of investment properties sold and those classified as held for sale for the three months ended March 31, 2014 and 2013:

	Discontinued Operations
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Income from rental operations
Real estate rental income	$—	$540
Tenant reimbursements	—	68

	—	608
Expenses
Expenses from rental operations Interest	—	107
Depreciation and amortization	—	181
Real estate taxes	—	71

	—	359
Administration of REIT
Acquisition and disposition expenses	—	—

Total expenses	—	359

Income from discontinued operations before gain on sale	—	249
Gain on sale of discontinued operations	—	—

Gain from discontinued operations	$—	$249

NOTE 20 – BUSINESS COMBINATIONS AND ACQUSITIONS

We continue to implement our strategy of acquiring properties in desired markets.

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

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

Purchases during the first three months of 2014

In January 2014, the operating partnership purchased a 24 unit apartment complex in Grand Forks, North Dakota for approximately $1,320. The purchase was financed with the issuance of limited partnership units and cash.

In January 2014, the operating partnership purchased a 64 unit apartment complex in Fargo, North Dakota for approximately $3,520. The purchase was financed with the issuance of limited partnership units and cash. The interest was purchased from an entity affiliated with Mr. Wieland, a related party, who received limited partnership units valued at approximately $739.

In January 2014, the operating partnership purchased a 30 unit apartment complex in Hutchinson, Minnesota for approximately $1,080. The purchase was financed with the issuance of limited partnership units and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland and Furness, related parties, who received limited partnership units valued at approximately $216, $216 and $108, respectively.

In January 2014, the operating partnership purchased a 24 unit apartment complex in Crookston, Minnesota for approximately $1,104. The purchase was financed with the issuance of limited partnership units and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland and Furness, related parties, who received limited partnership units valued at approximately $221, $221 and $110, respectively.

The following table summarizes the fair value of the assets acquired and liabilities assumed during the three months ended March 31, 2014:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable Lease Terms	Mortgages Assumed	Consideration Given
	(in thousands)
Barrett Arms Apartments, Crookston, MN	$1,104	$—	$—	$—	$—	$1,104
Chandler 1802, Grand Forks, ND	1,320	—	—	—	—	1,320
Echo Manor Apartments, Hutchinson, MN	1,080	—	—	—	—	1,080
Westcourt Apartments, Fargo, ND	3,520	—	—	—	—	3,520

	$7,024	$—	$—	$—	$—	$7,024

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Total consideration given for acquisitions in 2014 was completed through issuing approximately 382,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $5,352, and cash of $1,672. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

Purchases during the first three months of 2013

In January 2013, the operating partnership purchased a 38,932 square foot implement dealership in Redwood Falls, Minnesota for approximately $4,658. The purchase was financed with a combination of a $1,800 loan, the issuance of limited partnership units valued at approximately $2,633 and cash.

In February 2013, the operating partnership purchased a 42 unit apartment complex in Fargo, North Dakota for approximately $2,310. The purchase was financed with the issuance of limited partnership units valued at approximately $2,310. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $499.

In February 2013, the operating partnership purchased a 20 unit apartment complex in Fargo, North Dakota for approximately $740. The purchase was financed with the issuance of limited partnership units valued at approximately $740. The property was purchased from an entity affiliated with Mr. Regan, a related party, who received limited partnership units valued at approximately $129.

In February 2013, the operating partnership purchased a 12 unit apartment complex in Fargo, North Dakota for approximately $714. The purchase was financed with the combination of a $263 loan and the issuance of limited partnership units valued at approximately $471. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $100.

In February 2013, the operating partnership purchased a 30 unit apartment complex in Fargo, North Dakota for approximately $957. The purchase was financed with the combination of a $238 loan and the issuance of limited partnership units valued at approximately $751. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $229.

In February 2013, the operating partnership purchased a 39 unit apartment complex in Fargo, North Dakota for approximately $1,036. The purchase was financed with the issuance of limited partnership units valued at approximately $985 and cash. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who received cash of $51 and limited partnership units valued at approximately $389, respectively.

In February 2013, the operating partnership purchased a 15 unit apartment complex in Fargo, North Dakota for approximately $550. The purchase was financed with the issuance of limited partnership units valued at approximately $481 and cash. The property was purchased from an entity affiliated with Mr. Regan, a related party, who received cash of $69 and limited partnership units valued at approximately $110.

In February 2013, the operating partnership purchased a 25 unit apartment complex in Fargo, North Dakota for approximately $950. The purchase was financed with the combination of a $210 loan and the issuance of limited partnership units valued at approximately $772. The property was purchased from an entity affiliated with Mr. Regan, a related party, who received cash of $43 and limited partnership units valued at approximately $236.

In February 2013, the operating partnership purchased a 96 unit apartment complex in Grand Forks, North Dakota for approximately $4,416. The purchase was financed with the issuance of limited partnership units valued at approximately $4,416. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $828.

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the fair value of the assets acquired and liabilities assumed during the three months ended March 31, 2013:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
	(in thousands)
Titan Machinery, Redwood Falls, MN	$3,902	$745	$11	$—	$—	$4,658
44th Street, Fargo, ND	2,310	—	—	—	—	2,310
Forest Avenue, Fargo, ND	740	—	—	—	—	740
Kennedy, Fargo, ND	714	—	—	—	—	714
Pacific Park I, Fargo, ND	957	—	—	—	—	957
Pacific Park II, Fargo, ND	1,036	—	—	—	—	1,036
Pacific Park South, Fargo, ND	550	—	—	—	—	550
Spring, Fargo, ND	950	—	—	—	—	950
Stanford Court, Grand Forks, ND	4,416	—	—	—	—	4,416

	$15,575	$745	$11	$—	$—	$16,331

Total consideration given for acquisitions in 2013 was completed through issuing approximately 969,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $13,559, new loans of $2,511 and cash of $261. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

Estimated Value of Units/Shares

The Board of Trustees has determined an estimate of fair value for the trust shares issued in the first three months of 2014 and 2013. In addition, the Board of Trustees, acting as general partner for the operating partnership, has determined an estimate of fair value for the limited partnership units issued in the first three months of 2014 and 2013. In determining this value, the board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations. The board also relied on valuation methodologies that are commonly used in the real estate industry. The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

Based on the results of the methodologies, the Board determined the fair value of the shares and limited partnership units to be $14.00 per shares/unit for the first three months of 2014 through March 27, 2014 and 2013. The Board determined the fair value of the shares and limited partnership units to be $15.00 per share/unit effective March 28, 2014.

As with any valuation methodology, the methodologies utilized by the Board in reaching an estimate of the value of the shares and limited partnership units are based upon a number of estimates, assumptions, judgments or opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments, or opinions would likely have resulted in significantly different estimates of the value of the shares and limited partnership units. In addition, the Board’s estimate of share and limited partnership unit value is not based on the fair values of our real estate, as determined by GAAP, as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.

Furthermore, in reaching an estimate of the value of the shares and limited partnership units, the Board did not include a liquidity discount in order to reflect the fact that the shares and limited partnership units are not currently traded on a national securities exchange; a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party; or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the limited partnership units or INREIT common shares on a national securities exchange or a merger or sale of our portfolio.

NOTE 21 – SUBSEQUENT EVENTS

On April 15, 2014, we paid a dividend or distribution of $0.2250 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on March 31, 2014.

INREIT REAL ESTATE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

In May 2014, the operating partnership entered into an agreement to merge the Eagle Run Partnership, LLP into the partnership for approximately $1,500. The Eagle Run Partnership, LLP will cease to exist. The merger was financed with the issuance of limited partnership units and through assumption of mortgage debt.

In May 2014, the operating partnership contributed $635 to a joint venture in a single asset limited liability company which will own and operate a multi-modal transit center, parking ramp and skyway expansion.

Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

All dollar amounts in this Form 10-Q in Part I Items 2. through 4 and Part II Items 2. are stated in thousands with the exception of share and per share amounts, unless otherwise indicated.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 28.0% of the operating partnership as of March 31, 2014. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

Operating Partnership

Our operating partnership, INREIT Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of commercial and multi-family properties located principally in the upper and central Midwest United States.

As of March 31, 2014, approximately 66.4% of the properties were apartment communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family properties are leased to a variety of tenants under short-term leases.

As of March 31, 2014, approximately 33.6% of the properties were comprised of office, retail, industrial and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. We have both single and multi-family tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 127 properties containing approximately 6,089 apartments and 1,384 square feet of leasable commercial space as of March 31, 2014. The portfolio has a gross book value of approximately $409,028, which includes assets held for sale, and book equity, including noncontrolling interests, of approximately $145,192 as of March 31, 2014.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable and our shareholders as fiduciaries. In addition, the Board has a specific fiduciary duty to supervise our relationship with the Advisor, and evaluate the performance of and fees paid to the Advisor on an annual basis prior to renewing the Advisory Agreement with the Advisor. Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent of our Advisor. Our trustees are elected annually by our shareholders. Although we have executive officers, we do not have any paid employees.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the three month period ended March 31, 2014 included elsewhere in this report.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Specific Achievements

•	Increased revenues from rental operations by $2,445 or 16.7% for the three months ended March 31, 2014, compared to same three month period in 2013.

•	Acquired four (4) properties totaling 142 residential apartment units for a total of $7,024 during the three months ended March 31, 2014.

•	Declared and paid dividends totaling $0.2250 per common share for first quarter of 2014.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$12,616	$4,467	$17,083	$9,929	$4,709	$14,638
Real Estate Expenses
Real Estate Taxes	1,054	261	1,315	949	651	1,600
Property Management Fees	1,482	76	1,558	1,110	71	1,181
Utilities	1,469	238	1,707	986	209	1,195
Repairs and Maintenance	2,124	227	2,351	1,186	200	1,386
Insurance	384	14	398	229	14	243

Total Real Estate Expenses	6,513	816	7,329	4,460	1,145	5,605

Net Operating Income	$6,103	$3,651	$9,754	$5,469	$3,564	$9,033

Interest			3,064			2,692
Depreciation and amortization			3,354			2,839
Administration of REIT			1,044			1,499
Other (income)/expense			(575)			(178)

Income from continuing operations			2,867			2,181

Discontinued operations			—			249

Net Income			$2,867			$2,430

Net Income Attributed to:
Noncontrolling Interest			$2,068			$1,684
INREIT Real Estate Investment Trust			$799			$746
Dividends per share (1)			$0.2250			$0.2100
Earnings per share			$0.15			$0.14

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $17,083 increased approximately $2,445 or 16.7% for the three months ended March 31, 2014 in comparison to the same period in 2013. Residential property revenues increased approximately $2,687 while commercial property revenues decreased approximately $242.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	March 31, 2014	March 31, 2013
Residential occupancy	97.2%	98.9%
Commercial occupancy	99.5%	99.4%

Residential revenues for the three month period ended March 31, 2014 increased $2,687 in comparison to the same period for 2013. Approximately $2,420 of the increase was due to residential properties acquired since January 1, 2013. Rental income from residential properties owned for more than one year increased approximately $267 in comparison to the same period in 2013. Residential revenues comprised 73.9% of total revenues for the three month period ended March 31, 2014 compared to 67.8% of total revenues for the three month period ended March 31, 2013.

For the three month period ended March 31, 2014 commercial revenues decreased $242 in comparison to the same period for 2013. The decrease is despite an increase in revenues of approximately $166 from commercial properties acquired since January 1, 2013. Rental income from commercial properties owned for more than one year decreased approximately $408 in comparison to the same period in 2013 primarily due to decreased CAM income (common area maintenance). Commercial revenues comprised 26.1% of the total revenues for the three month period ended March 31, 2014 compared to 32.2% of total revenues for the three month period ended March 31, 2013.

Expenses

Residential expenses from operations of $6,513 during the three month period ended March 31, 2014 increased $2,053 or 46.0% in comparison to the same period in 2013. This increase was primarily attributed to the increase in number of residential properties owned during the three month period ended March 31, 2014 versus the same period in 2013.

Commercial expenses from operations of $816 during the three month period ended March 31, 2014 decreased $329 or 28.7% in comparison to the same period in 2013. This decrease was in part attributed to real estate tax relief in North Dakota. In addition, the decrease was in part attributed to decreases in real estate tax expense which corresponds to the decrease in commercial CAM income.

Interest expense of $3,064 during the three month period ended March 31, 2014 increased $372 in comparison to the same period in 2013. Interest expense was approximately 17.9% and 18.4% of rental income for three month periods ended March 31, 2014 and 2013, respectively. The decrease of interest expense as a percentage of rental income during the three month period ended March 31, 2014 was a result of lower interest rates for mortgage notes payable during this period in 2014 compared to the same period in 2013 and increased rental revenues from acquired properties unencumbered by mortgages.

Depreciation and amortization expense increased 18.1% from $2,839 for the three months ended March 31, 2013 to approximately $3,354 for the three months ended March 31, 2014. The $515 increase was primarily a result of depreciation and amortization for the 17 properties added to our portfolio since March 31, 2013. Depreciation and amortization expense as a percentage of rental income for the three month periods ended March 31, 2014 and 2013 was relatively consistent at 19.6% and 19.4%, respectively.

REIT administration expenses decreased from $1,499 for the three months ended March 31, 2013 to $1,044 for the three month periods ended March 31, 2014 due to a decrease in acquisition expenses related to less acquisition activity during the first quarter of 2014 in comparison to the same period in 2013.

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

Residential NOI increased $634 or 11.6% for the three month period ended March 31, 2014 in comparison to the same three month period in 2013 due primarily to acquisition activity in the residential segment. Commercial NOI increased $87 or 2.4% for the three month period ended March 31, 2014 in comparison to the same three month period in 2013 due primarily to acquisition activity in the commercial segment.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the three month period ended March 31, 2014

We acquired four properties for a total of $7,024 during the first three months of 2014. Total consideration for the acquisitions was the issuance of approximately $5,352 in limited partnership units of the operating partnership and cash of $1,672.

During the first quarter of 2014, there were no dispositions.

Property Acquisitions and Dispositions during the three month period ended March 31, 2013

We acquired nine properties for a total of $16,331 during the first three months of 2013. Total consideration for the acquisitions was the issuance of approximately $13,559 in limited partnership units of the operating partnership, new loans of $2,511 and cash of $261.

During the first quarter of 2013, there were no dispositions.

See Notes 19 and 20 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the three month periods ended March 31, 2014 and 2013.

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

Our management believes this non-GAAP measure is useful to investors because it provides supplemental information that facilitates comparisons to prior periods and for the evaluation of financial results. Management uses this non-GAAP measure to evaluate our financial results, develop budgets and manage expenditures. The method used to produce non-GAAP results is not computed according to GAAP, is likely to differ from the methods used by other companies and should not be regarded as a replacement for corresponding GAAP measures. Management encourages the review of the reconciliation of this non- GAAP financial measure to the comparable GAAP results.

Since the introduction of the definition of FFO, the term has come to be widely used by REITs. In the view of National Association of Real Estate Investment Trusts (“NAREIT”), the use of the definition of FFO (combined with the primary GAAP presentations required by the Securities and Exchange Commission) has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making it easier than before to compare the results of one REIT with another.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three months ended March 31, 2014 and 2013, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to INREIT to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three Month Period Ending March 31,			Three Month Period Ending March 31,
	2014			2013
			Per			Per
		Weighted Avg	Share and		Weighted Avg	Share and
	Amount	Shares and Units(1)	Unit(2)	Amount	Shares and Units(1)	Unit(2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to
INREIT Real Estate
Investment Trust	$799	5,439	$0.15	$746	5,316	$0.14
Add back:
Noncontrolling Interest—OPU	2,061	13,901		1,676	11,828
Depreciation & Amortization from continuing operations	3,354			2,838
Depreciation & Amortization from discontinued operations	—			181
Pro rata share of unconsolidated affiliate depreciation & amortization	121			102
Loss on depreciable asset sales	—			—
Loss on impairment of property	—			—
Subtract:
(Gains) loss on land and depreciable asset sales	—			—

Funds from operations applicable to common shares and limited partnership units	6,335	19,340	$0.33	5,543	17,144	$0.32

Add back:
Acquisition and disposition expenses	361			888

Modified Funds from Operations (MFFO)	$6,696	19,340	$0.35	$6,431	17,144	$0.38

(1)	Please see Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

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

Evaluation of Liquidity

We continually evaluate our liquidity and ability to fund future operations, debt obligations and any repurchase requests. As part of our analysis, we consider among other items, credit quality of tenants and lease expirations.

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

Lease Expirations and Occupancy

No significant leases are scheduled to expire or renew in the next twelve months. The Advisor, with the assistance of our property managers, actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term. In the cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.

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

	For the three months ended March 31,
	2014	2013
	(in thousands)
Net cash flows provided by operating activities	$1,451	$6,003
Net cash flows used in investing activities	$(3,413)	$(3,894)
Net cash flows used in financing activities	$(4,936)	$(4,040)

Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which is reduced by interest payments, direct leases costs and property-level operating expenses. Property-level operating expenses consist primarily of property management fees including salaries and wages of property management personnel, utilities, cleaning, repairs, insurance, security and building maintenance costs, and real estate taxes. Additionally, we incur general and administrative expenses, advisory fees, acquisition and disposition expenses, and financing and development fees.

Net cash provided by operating activities was $1,451 and $6,003 for the three months ended March 31, 2014 and 2013, respectively, which consists primarily of net income from property operations and adjusted non-cash depreciation and amortization. The funds generated for the three months ended March 31, 2014 and 2013 were primarily from property operations of our real estate portfolio. In addition during the three months ended March 31, 2014, we invested $5,000 in marketable securities.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash used in investing activities was $3,413 and $3,894 for the three months ended March 31, 2014 and 2013, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the three months ended March 31, 2014 and 2013, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $2,727 and $3,092, respectively, and the change in restricted cash for real estate tax, insurance and replacement reserve escrows was $1,113 and $983, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $4,936 and $4,040 for the three months ended March 31, 2014 and 2013, respectively. During this period in 2014, we paid approximately $3,247 in dividends and distributions, repurchased $2,490 of shares and units, received proceeds of $2,339 from short-term notes, and made mortgage principal payments of approximately $1,908. For the three months ended March 31, 2013, we paid approximately $2,801 in dividends and distributions, repurchased $1,138 of shares and units, received proceeds from new mortgage notes payable of approximately $4,864, and $3,711 in short-term notes, and made mortgage principal payments of approximately $8,654.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2014 to March 31, 2014 totaling $1,216 or $0.2250 per share, including amounts reinvested through the dividend reinvestment plan. During the three months ended March 31, 2014, we paid cash dividends of $399 and dividends of $817 were reinvested under the dividend reinvestment plan. The cash dividends were paid with the $6,451 from our cash flows from operations and $334 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2013 to March 31, 2013 totaling $1,112 or $0.2100 per share, including amounts reinvested through the dividend reinvestment plan. During the three months ended March 31, 2013, we paid cash dividends of $452 and dividends of $660 were reinvested under the dividend reinvestment plan. The cash dividends were paid with the $6,003 from our cash flows from operations and $271 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cash flows provided by operations
(includes net income of $2,867 and $2,430, respectively)	$1,451	$6,003
Distributions from unconsolidated affiliates	334	271
Dividends declared	(1,216)	(1,112)

Excess	$569	$5,162

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the three months ended March 31, 2014, we declared and paid distributions of $3,124 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.2250 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of March 31, 2014, the limited partnership declared distributions of $3,124 which represented distributions for the quarter ended March 31, 2014, and we paid such amount on April 15, 2014.

For the three months ended March 31, 2013, we declared and paid distributions of $2,539 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.2100 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of March 31, 2013, the limited partnership declared distributions of $2,539 which represented distributions for the quarter ended March 31, 2013, and we paid such amount on April 15, 2013.

Sources of Dividends

For the three months ended March 31, 2014, we paid aggregate dividends of $1,216, which were paid 100% from cash flows provided by operating activities. Our funds from operations, or FFO, was $6,335 while our modified funds from operations, or MFFO, as of March 31, 2014 was $6,696; therefore our management believes our distribution policy is sustainable over time. For the three months ended March 31, 2013, we paid aggregate dividends of $1,112 which were paid 100% from cash flows provided by operating activities. Our FFO was $5,544 while our MFFO, as of March 31, 2013 was $6,432. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At March 31, 2014, our cash resources consisted of cash and cash equivalents totaling approximately $6,951. In addition, we had unencumbered properties with a gross book value of $48,120, which could potentially be used as collateral to secure additional financing in future periods.

We also have four lines of credit: (i) a $15,000 line of credit with Wells Fargo Bank (which expires in July 2015) secured by an office property in Duluth, Minnesota, four retail properties in Minnesota, one retail property in Texas, and four retail properties in North Dakota (ii) a $1,000 unsecured line of credit (which expires in October 2014) (iii) a $3,000 line of credit (which expires November 2014) with Bremer Bank secured by two commercial properties in Moorhead, Minnesota and an office property in St. Cloud, Minnesota and (iv) a $2,000 line of credit with Bell State Bank & Trust secured by a multi-family property in Fargo, North Dakota, which expires in June 2014. As of March 31, 2014, there was $2,339 outstanding on the lines of credit, leaving $18,661 available. As of December 31, 2013, there was no balance outstanding on the lines of credit.

In connection with our construction in progress, the Company anticipates obtaining an additional $12,000 line of credit. We presently expect the terms of the line of credit to be for 24 months with a variable interest rate based on 1-month LIBOR plus 2.5%, then subsequent to the initial period, rolling into a 5 year amortizing loan. The line will be used as needed to fund the construction of the residential project currently in process.

Our cash resources can be used for working capital needs and other commitments. Our lines of credit and certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of March 31, 2014 and December 31, 2013, we were in compliance with all covenants.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the three months ended March 31, 2014, we did not sell any common shares in private placements. During the three months ended March 31, 2014, we issued 56,000 and 28,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively and raised gross proceeds of $1,143. During the three months ended March 31, 2013, we did not sell any common shares in private placements. During the three months ended March 31, 2013, we issued 53,000 and 11,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively and raised gross proceeds of $851.

During the three months ended March 31, 2014, we issued limited partnership units valued at approximately $5,352 in connection with the acquisition of four properties.

During the three months ended March 31, 2013, we issued limited partnership units valued at approximately $13,559 in connection with the acquisitions of nine properties.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of March 31, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither INREIT nor the operating partnership issued any unregistered securities during the three month period ended March 31, 2014, except as described below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $14, as set forth in the table below, during the three month period ended March 31, 2014 (in thousands, except per unit data) pursuant to Section 4(2) of Regulation D and Rule 506.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Barrett Arms Apartments, Crookston, MN	01/02/14	78,858	$1,104
Chandler 1802, Grand Forks, ND	01/02/14	94,286	1,320
Echo Manor Apartments, Hutchinson, MN	01/02/14	77,143	1,080
Westcourt Apartments, Fargo, ND	01/02/14	131,978	1,848

		382,265	$5,352

Other Sales

During the three months ended March 31, 2014, we did not issue any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Regulation D and Rule 506.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2014:

						Shares (and
						Maximum Number (or
			Average	Total Number of	Total Number of	Approximate Dollar Value) of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	the Plans or Programs
January 1-31, 2014	39,000	4,000	$14.00	627,000	411,000	$11,626,000
February 1-28, 2014	83,000	32,000	$14.00	710,000	443,000	$10,022,000
March 1-31, 2014	11,000	10,000	$14.00	721,000	453,000	$14,734,000

Total	133,000	46,000

For the three months ended March 31, 2014, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended March 31, 2014, all common shares and units redeemed were redeemed as part of the publicly announced plans.

On March 28, 2013, September 26, 2013 and March 27, 2014 our Board of Trustees revised the Share Repurchase Plan and Unit Repurchase Plan. The amended and restated Share Repurchase Plan and Unit Repurchase Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by members of our operating partnership, up to a maximum amount of $30,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The repurchase price for such shares and units repurchased under the plan was fixed at $13.00 per share or unit, which was increased to $14.00 effective October 16, 2013 and is the current repurchase price. The repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plans at any time if it determines to do so is in our best interest.

Item 6. Exhibits.

Exhibit
Number	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101	The following materials from INREIT Real Estate Investment Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Consolidated Statement of Shareholders’ Equity for three months ended March 31, 2014; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2014

INREIT REAL ESTATE INVESTMENT TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)