Form 10-Q
period 2014-06-30
Sterling Real Estate Trust
filed 2014-08-13
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number: 000-54295

Sterling Real Estate Trust

(Exact name of registrant as specified in its charter)

North Dakota	90-0115411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1711 Gold Drive South, Suite 100, Fargo, North Dakota	58103
(Address of principal executive offices)	(Zip Code)

(701) 353-2720

(Registrant’s telephone number, including area code)

INREIT Real Estate Investment Trust

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2014
Common Shares of Beneficial Interest, $0.01 par value per share	5,506,418.7256

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013
	(unaudited)
	(in thousands)
ASSETS
Real estate investments	$419,579	$403,192
Cash and cash equivalents	785	13,849
Restricted deposits and funded reserves	7,801	5,585
Investment in unconsolidated affiliates	9,171	7,366
Due from related party	5	64
Receivables	2,876	3,517
Prepaid expenses	580	1,209
Investment in marketable securities	7,676	—
Financing and lease costs, less accumulated amortization of $2,616 in 2014 and $2,240 in 2013	2,638	2,950
Intangible assets, less accumulated amortization of $4,331 in 2014 and $3,720 in 2013	9,868	10,479
Other assets	420	89

Total Assets	$461,399	$448,300

LIABILITIES
Mortgage notes payable	$238,740	$239,008
Lines of credit	1,422	—
Special assessments payable	920	784
Dividends payable	4,483	3,990
Due to related party	469	294
Tenant security deposits payable	2,483	2,305
Investment certificates	367	364
Unfavorable leases, less accumulated amortization of $504 in 2014 and $432 in 2013	881	953
Accounts payable—trade	1,130	403
Retainage payable	292	133
Fair value of interest rate swaps	307	309
Deferred insurance proceeds	123	—
Accrued expenses and other liabilities	3,477	2,551

Total Liabilities	255,094	251,094

COMMITMENTS and CONTINGENCIES—Note 18
SHAREHOLDERS’ EQUITY
Noncontrolling interest in operating partnership	152,723	141,539
Beneficial interest	53,889	55,976
Accumulated comprehensive loss	(307)	(309)

Total Shareholders’ Equity	206,305	197,206

	$461,399	$448,300

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Income from rental operations
Real estate rental income	$16,734	$13,965	$33,258	$27,678
Tenant reimbursements	528	928	1,088	1,852

	17,262	14,893	34,346	29,530
Expenses
Expenses from rental operations
Interest	3,082	2,661	6,146	5,354
Depreciation and amortization	3,377	2,962	6,732	5,801
Real estate taxes	1,262	1,622	2,577	3,222
Property management fees	1,610	1,254	3,168	2,434
Utilities	1,410	1,077	3,117	2,272
Repairs and maintenance	2,674	1,515	5,025	2,900
Insurance	402	255	800	499

	13,817	11,346	27,565	22,482
Administration of REIT
Administrative expenses	98	101	164	142
Advisory fees	448	356	891	701
Acquisition expenses	689	675	1,050	1,562
Trustee fees	10	9	24	22
Legal and accounting	65	129	225	340

	1,310	1,270	2,354	2,767

Total expenses	15,127	12,616	29,919	25,249

Income from operations	$2,135	$2,277	$4,427	$4,281

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED) (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Income from operations	$2,135	$2,277	$4,427	$4,281
Other income
Equity in income of unconsolidated affiliates	228	191	475	361
Dividend and interest income	101	7	158	15
Gain on involuntary conversion	—	—	24	—
Gain on trading securities	330	—	575	—

	659	198	1,232	376
Income from continuing operations	2,794	2,475	5,659	4,657
Discontinued operations	—	281	—	530

Net income	$2,794	$2,756	$5,659	$5,187

Net income attributable to noncontrolling interest	2,017	1,922	4,085	3,606

Net income attributable to Sterling Real Estate Trust	$777	$834	$1,574	$1,581

Earnings per common share, basic and diluted:
Continued operations	0.14	$0.14	0.29	$0.27
Discontinued operations	—	0.02	—	0.03

Net income per common share, basic and diluted	$0.14	$0.16	$0.29	$0.30

Comprehensive income:
Net income	$2,794	$2,756	$5,659	$5,187
Other comprehensive income—change in fair value of interest rate swaps	(7)	107	2	142

Comprehensive income	2,787	2,863	5,661	5,329
Comprehensive income attributable to noncontrolling interest	2,011	1,998	4,086	3,706

Comprehensive income attributable to Sterling Real Estate Trust	$776	$865	$1,575	$1,623

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

		Common	Accumulated	Total		Accumulated
	Common	Shares	Earnings	Beneficial	Noncontrolling	Comprehensive
	Shares	Amount	(Deficit)	Interest	Interest	Loss	Total
	(in thousands)
BALANCE, DECEMBER 31, 2013	5,454	$68,051	$(12,075)	$55,976	$141,539	$(309)	$197,206
Contribution of assets in exchange for the issuance of noncontrolling interest shares					14,396		14,396
Shares/units redeemed	(203)	(2,836)		(2,836)	(976)		(3,812)
Dividends declared			(2,436)	(2,436)	(6,387)		(8,823)
Dividends reinvested - stock dividend	114	1,568		1,568			1,568
Issuance of shares under optional purchase plan	56	811		811			811
UPREIT units converted to REIT common shares	2	23		23	(23)		—
Purchase of subsidary ownership from noncontrolling interest		(791)	—	(791)	100		(691)
Increase in fair value of interest rate swaps						2	2
Distributions paid to consolidated real estate entity noncontrolling interests					(11)		(11)
Net income			1,574	1,574	4,085		5,659

BALANCE, JUNE 30, 2014	5,423	$66,826	$(12,937)	$53,889	$152,723	$(307)	$206,305

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES
Net income	$5,659	$5,187
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate	—	(37)
Net gain on investment in marketable securities	(524)	—
Equity in income of unconsolidated affiliates	(475)	(361)
Depreciation	5,821	5,292
Amortization	911	909
Effects on operating cash flows due to changes in
Tenant security deposits	(172)	(211)
Due from related party	59	337
Receivables	641	(183)
Prepaid expenses	629	423
Marketable securities	(7,152)	—
Other assets	(321)	(214)
Due to related party	175	47
Tenant security deposits payable	178	242
Accounts payable	(263)	(37)
Accrued expenses	906	1,244

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,072	12,638

INVESTING ACTIVITIES
Purchase of real estate investment properties	(4,135)	(15,081)
Capital expenditures and tenant improvements	(3,705)	(843)
Proceeds from sale of real estate investments	—	276
Proceeds from involuntary conversion	47	—
Investment in unconsolidated affiliates	(647)	(213)
Distributions received from unconsolidated affiliates	632	420
Real estate tax, insurance and replacement reserve escrows	(2,045)	(2,533)
Notes receivable payments received	—	4
Deferred insurance proceeds	120	98

NET CASH USED IN INVESTING ACTIVITIES	(9,733)	(17,872)

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED) (Continued)

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
FINANCING ACTIVITIES
Payments for financing costs	(70)	—
Payments on investment certificates	(6)	(300)
Reinvested proceeds from investment certificates	8	—
Principal payments on special assessments payable	(11)	(6)
Proceeds from issuance of mortgage notes payable	2,863	19,010
Principal payments on mortgage notes payable	(3,835)	(12,934)
Net change in lines of credit	1,422	6,001
Proceeds from issuance of shares under optional purchase plan	811	401
Shares/units redeemed	(3,812)	(2,126)
Dividends/distributions paid	(6,773)	(5,799)
Payment of syndication costs	—	(67)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,403)	4,180

NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,064)	(1,054)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,849	4,556

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$785	$3,502

SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$6,184	$5,618

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$1,568	$1,363
Dividends declared and not paid	1,220	1,123
UPREIT distributions declared and not paid	3,263	2,586
UPREIT units converted to REIT common shares	23	—
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	13,706	17,555
Contributed assets in real estate venture	1,316	—
Purchase of subsidiary ownership from noncontrolling interest in exchange for the issuance of noncontrolling interest units in UPREIT	791	—
Increase in land improvements due to increase in special assessments payable	135	122
Unrealized gain on interest rate swaps	(2)	(142)
Acquisition of assets through assumption of debt and liabilities and property purchased with financing	740	—
Acquisition of assets with accounts payable	1,149	282

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 1 – ORGANIZATION

Sterling Real Estate Trust f/k/a INREIT Real Estate Investment Trust (“Sterling”) is a registered, but unincorporated business trust organized in North Dakota in November 2002. Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.

Sterling previously established an operating partnership (“Sterling Properties, LLLP” f/k/a INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of June 30, 2014 and December 31, 2013, Sterling owned approximately 27.2% and 28.7%, respectively, of the operating partnership. The operating partnership is the 100% owner of 38 single asset limited liability companies.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2014 and consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three and six month periods ended June 30, 2014 and 2013, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2014 and our consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity and our consolidated cash flows for the six month periods ended June 30, 2014 and 2013, as applicable. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and 38 single asset limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 129 properties. The trust’s 81 residential properties are located in North Dakota, Minnesota, and Nebraska and are principally multi-family apartment buildings. The trust owns 48 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties. Presently, the trust’s mix of properties are 65.7% residential and 34.3% commercial (based on cost) and total $419,579 in real estate investments at June 30, 2014.

Residential Property	Location	No. of Properties	Units
	North Dakota	70	4,590
	Minnesota	9	1,453
	Nebraska	2	316

		81	6,359

Commercial Property	Location	No. of Properties	Sq Ft
	North Dakota	20	810,496
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	13	360,306
	Mississippi	1	14,820
	Nebraska	1	14,736
	Texas	1	7,296
	Wisconsin	6	74,916

		48	1,384,159

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three and six months ended June 30, 2014 and 2013.

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-family apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2014 and December 31, 2013 of $2,354 and $2,383, respectively. We owed $948 and $960 of our respective share of the mortgage loan balance as of June 30, 2014 and December 31, 2013, respectively. However, the Company is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company. Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at June 30, 2014 and December 31, 2013 of $11,346 and $11,432, respectively. We owed $5,673 and $5,716 for our respective share of the mortgage loan balance as of June 30, 2014 and December 31, 2013, respectively. However, the Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2014 and December 31, 2013 of $7,286 and $7,349, respectively. We owed $4,857 and $4,899 for our respective share of the mortgage loan balance on June 30, 2014 and December 31, 2013, respectively. However, the Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns an 82.50% interest as a tenant in common in a 61 unit residential, multi-family apartment complex in Fargo, North Dakota. The property was unencumbered at June 30, 2014 and December 31, 2013, respectively.

The operating partnership is a 99% owner of Michigan Street Transit Center, LLC (“Transit Center”) through 100% ownership in a limited liability company. The operating partnership has contributed approximately $644 in cash and $1,316 in property contributions to the Transit Center in May and June 2014, respectively. As of June 30, 2014, the property owned by the Transit Center consisted of a building and parking ramp in Duluth, Minnesota which were intended to be demolished. The property was unencumbered at June 30, 2014 and December 31, 2013, respectively.

We use the equity method to account for investments that qualify as variable interest entities where we are not the primary beneficiary and entities that we do not control or where we do not own a majority of the economic interest but have the ability to exercise significant influence over the operations and financial policies of the investee. We will also use the equity method for investments that do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. For a joint venture accounted for under the equity method, our share of net earnings and losses is reflected in income when earned and distributions are credited against our investment in the joint venture as received.

In determining whether a joint venture is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; ours and our partner’s ability to participate in the decision making related acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns. As of June 30, 2014, we assessed one of our joint venture arrangements as a variable interest entity where we were not the primary beneficiary. In addition, four of our joint venture arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of June 30, 2014 and December 31, 2013, the unconsolidated affiliates held total assets of $30,561 and $31,289 and mortgage notes payable of $20,986 and $21,164, respectively.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

Depreciation expense for the three months ended June 30, 2014 and 2013 totaled $2,937 and $2,706, respectively.

Depreciation expense for the six months ended June 30, 2014 and 2013 totaled $5,821 and $5,292, respectively.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties. Based on evaluation, there were no impairment losses during the three or six months ended June 30, 2014 and 2013, respectively.

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

There were no properties classified as held for sale at June 30, 2014 or December 31, 2013. See Note 19.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected. As of June 30, 2014 and December 31, 2013, management determined no allowance was necessary for uncollectible receivables.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at June 30, 2014 and 2013.

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

Sterling conducts its business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through its Operating Partnership – Sterling Properties, LLLP. The Operating Partnership is organized as a limited liability limited partnership. Income or loss is allocated to the partners in accordance with the provisions of the Internal Revenue Code 704(b) and 704(c). UPREIT status allows non-recognition of gain by an owner of appreciated real estate if that owner contributes the real estate to a partnership in exchange for a partnership interest. The conversion of a partnership interest to shares of beneficial interest in the REIT will be a taxable event to the limited partner.

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2014 and December 31, 2013 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2010.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $56 and $109 for the three months ended June 30, 2014 and 2013, respectively. The straight-line rent adjustment increased revenue by $133 and $226 for the six months ended June 30, 2014 and 2013, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of June 30, 2014 and December 31, 2013 was $2,484 and $2,352, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of June 30, 2014 and 2013, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended June 30, 2014 and 2013, Sterling’s denominators for the basic and diluted earnings per common share were approximately 5,443,000 and 5,353,000, respectively. For the six months ended June 30, 2014 and 2013, Sterling’s denominators for the basic and diluted earnings per common share were approximately 5,441,000 and 5,334,000, respectively.

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

In May 2014, the Financial Accounting Standards Board, or FASB, and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

exchange. ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have not yet determined the effect ASU 2014-09 will have on our consolidated financial statements.

Reclassifications

Certain amounts previously reported in our quarterly report ended June 30, 2013 have been reclassified to conform to discontinued operations presentations in 2014.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six month periods ended June 30, 2014 and 2013, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Three months ended June 30, 2014	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$12,909	$4,353	$17,262
Expenses from rental operations	6,647	711	7,358

Net operating income	$6,262	$3,642	9,904

Interest			3,082
Depreciation and amortization			3,377
Administration of REIT			1,310
Other (income)/expense			(659)

Net income			$2,794

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Three months ended June 30, 2013	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$10,221	$4,672	$14,893
Expenses from rental operations	4,591	1,132	5,723

Net operating income	$5,630	$3,540	9,170

Interest			2,661
Depreciation and amortization			2,962
Administration of REIT			1,270
Other (income)/expense			(198)

Income from continuing operations			2,475
Discontinued operations			281

Net income			$2,756

Six months ended June 30, 2014	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$25,525	$8,821	$34,346
Expenses from rental operations	13,162	1,525	14,687

Net operating income	$12,363	$7,296	19,659

Interest			6,146
Depreciation and amortization			6,732
Administration of REIT			2,354
Other (income)/expense			(1,232)

Net income			$5,659

Six months ended June 30, 2013	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$20,150	$9,380	$29,530
Expenses from rental operations	9,050	2,277	11,327

Net operating income	$11,100	$7,103	18,203

Interest			5,354
Depreciation and amortization			5,801
Administration of REIT			2,767
Other (income)/expense			(376)

Income from continuing operations			4,657
Discontinued operations			530

Net income			$5,187

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of June 30, 2014	Residential	Commercial	Total
	(in thousands)
Real estate investments	$319,373	$152,826	$472,199
Accumulated depreciation	(34,158)	(18,462)	(52,620)

	$285,215	$134,364	419,579

Cash and cash equivalents			785
Restricted deposits and funded reserves			7,801
Investment in unconsolidated affiliates			9,171
Receivables and other assets			3,881
Investment in marketable securities			7,676
Financing costs, less accumulated amortization			2,638
Intangible assets, less accumulated amortization			9,868

Total Assets			$461,399

As of December 31, 2013	Residential	Commercial	Total
	(in thousands)
Real estate investments	$296,377	$153,873	$450,250
Accumulated depreciation	(30,075)	(16,983)	(47,058)

	$266,302	$136,890	403,192

Cash and cash equivalents			13,849
Restricted deposits and funded reserves			5,585
Investment in unconsolidated affiliates			7,366
Receivables and other assets			4,879
Financing costs, less accumulated amortization			2,950
Intangible assets, less accumulated amortization			10,479

Total Assets			$448,300

NOTE 4 – REAL ESTATE INVESTMENTS

As of June 30, 2014	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$38,590	$28,392	$66,982
Building and improvements	256,434	122,967	379,401
Furniture and fixtures	18,495	1,467	19,962
Construction in progress	5,854	—	5,854

	319,373	152,826	472,199
Less accumulated depreciation	(34,158)	(18,462)	(52,620)

	$285,215	$134,364	$419,579

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

Construction in progress consists of costs associated with the development of a new, four building 156 unit multi-family apartment community under construction in Bismarck, North Dakota. The project is estimated to cost $16,000 and is expected to be substantially completed in June 2015. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for the project. See Note 15 for additional information.

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

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps. The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of June 30, 2014 and December 31, 2013, we have recorded a liability and other comprehensive loss of $307 and $309, respectively.

NOTE 6 – INVESTMENT IN MARKETABLE SECURITIES

Investments in marketable securities consist of real estate backed equity securities. These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date. Consistent with the Company’s overall investment objectives and activities, the marketable securities portfolio is classified as trading (as defined by U.S. generally accepted accounting principles). Accordingly all unrealized gains and losses on this portfolio are recorded in income. The following table summarizes the Company’s investment in marketable securities as of June 30, 2014. As of December 31, 2013, the Company held no marketable securities.

	June 30, 2014
	Cost	Fair	Unrealized
	Basis	Value	Gain (Loss)
	(in thousands)
Common stock	$2,026	$2,199	$173
Preferred stock	4,309	4,582	273
Mutual funds, Exchange-traded funds and other	817	895	78

Total equity securities	$7,152	$7,676	$524

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Net gain from investments in marketable securities for the six months ended June 30, 2014 is summarized below:

For the Six
Months Ended
June 30, 2014
(in thousands)
Net realized (loss) gain from sales of marketable securities	$48
Net unrealized gain from marketable securities	524
Dividend income	137

$709

NOTE 7 – LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2014	Intangibles	Amortization	Intangibles, net
	(in thousands)
In-place leases	$11,733	$(3,922)	$7,811
Above-market leases	2,466	(409)	2,057
Below-market leases	(1,385)	504	(881)

	$12,814	$(3,827)	$8,987

	Lease	Accumulated	Lease
As of December 31, 2013	Intangibles	Amortization	Intangibles, net
	(in thousands)
In-place leases	$11,733	$(3,383)	$8,350
Above-market leases	2,466	(337)	2,129
Below-market leases	(1,385)	432	(953)

	$12,814	$(3,288)	$9,526

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending December 31,	Amount
(in thousands)
2015	$1,076
2016	1,076
2017	1,076
2018	1,076
2019	1,076
Thereafter	3,607

$8,987

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of June 30, 2014 was 11.9 years.

NOTE 8 – LINES OF CREDIT

We have a $15,000 variable rate (1-month LIBOR plus 2.35%) line of credit agreement with Wells Fargo Bank, which expires in July 2015; a $3,000 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in November 2014; and a $2,660 variable rate (prime rate less 0.25%) line of credit agreement with Bell State Bank & Trust, which expires in April 2015. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; Minneapolis/St. Paul, Minnesota, Moorhead, Minnesota and Fargo, North Dakota, respectively. We also have a $1,000 variable rate (the greater of the prime rate or 3.25%) unsecured line of credit agreement with Bremer Bank, which expires October 2014. At June 30, 2014 there was $1,422 outstanding on the lines of credit, leaving $20,238 unused under the agreements. At December 31, 2013, there was no balance outstanding on the lines of credit, leaving $21,000 unused under the agreements. The line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios. As of June 30, 2014 and December 31, 2013, we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 9 – MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable. As of June 30, 2014 and December 31, 2013 all are fixed rate notes.

		Interest	Principal Balance At
		Rate Per	June 30,	December 31,
Maturity Date	Property Name	Annum	2014	2013
			(in thousands)
Residential Properties
April-2021	Arbor I	4.48%	$454	$—
April-2021	Arbor II	4.48%	464	—
April-2021	Arbor III	4.48%	461	—
October-2017	Auburn II	6.30%	619	625
July-2016	Autumn Ridge 3 &4	4.50%	3,256	3,318
January-2016	Autumn Ridge 1 & 2	5.74%	2,837	2,868
October-2033	Bayview	4.62%	3,526	3,582
June-2018	Berkshire	3.75%	303	311
March-2017	Betty Ann and Martha Alice	3.95%	1,186	1,203
September-2021	Brookfield	3.75%	1,290	1,366
September-2036	Carling Manor	4.40%	531	538
November-2024	Country Club	4.37%	597	619
October-2033	Courtyard	3.92%	4,400	4,475
October-2019	Danbury	5.03%	2,999	3,037
October-2028	Dellwood	4.55%	8,056	8,146
March-2017	Eagle Run	3.95%	4,648	4,713
June-2018	Emerald Court	3.75%	620	637
March-2017	Fairview	3.95%	3,220	3,257
June-2023	Flickertail	3.75%	5,893	5,947
September-2020	Forest	4.55%	482	492
December-2017	Galleria III	4.75%	621	630
August-2016	Glen Pond	6.30%	15,934	16,096
April-2031	Griffin Court	4.38%	704	—
April-2021	Hannifin	4.48%	522	—
October-2017	Hunter’s Run I	6.30%	298	300
April-2021	Islander	4.48%	947	—
June-2020	Kennedy	4.55%	526	537
December-2017	Library Lane	6.10%	1,897	1,915
May-2021	Maple Ridge	5.69%	4,321	4,353
October-2028	Maplewood Bend	4.58%	5,519	5,580
February-2018	Mayfair	3.63%	806	822
October-2023	Montreal Courts	4.91%	19,832	19,976
September-2017	Oak Court	5.98%	1,847	1,863
June-2020	Pacific Park I	4.55%	783	798
June-2020	Pacific Park II	4.55%	670	683
June-2020	Pacific Park South	4.55%	413	421
February-2018	Parkwood	3.63%	1,184	1,208
December-2023	Pebble Creek	4.65%	4,650	4,700
June-2018	Prairiewood Courts	3.75%	1,499	1,539
October-2020	Prairiewood Meadows	6.17%	2,364	2,386
November-2023	Richfield/Harrison	4.39%	6,415	6,488

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

		Interest	Principal Balance At
		Rate Per	June 30,	December 31,
Maturity Date	Property Name	Annum	2014	2013
			(in thousands)
September-2017	Rosegate	5.93%	2,353	2,373
September-2036	Saddlebrook	4.40%	1,093	1,107
August-2019	Sierra Ridge Phase I	5.46%	2,636	2,668
November-2019	Sierra Ridge Phase II	5.92%	3,328	3,362
October-2022	Somerset	4.01%	3,288	3,318
July-2021	Southgate	5.96%	2,987	3,019
February-2020	Southview III	4.50%	233	236
December-2017	Southview Villages	6.10%	2,074	2,094
June-2020	Spring	4.55%	639	651
April-2015	Stonybrook	5.40%	5,517	5,574
January-2022	Sunset Ridge	4.44%	9,066	9,146
May-2019	Sunview	4.10%	1,214	1,230
April-2023	Sunwood Estates	4.37%	3,007	3,032
June-2019	Terrace on the Green	6.53%	2,148	2,163
October-2022	Twin Parks	4.01%	2,338	2,359
May-2019	Village	4.10%	1,071	1,085
July-2016	Village Park	6.15%	869	884
June-2018	Westwind	3.75%	345	354
June-2020	Westwood	4.55%	4,949	5,041
April-2023	Willow Park	3.59%	4,377	4,434
Commercial Properties
September-2017	Guardian Building Products	3.45%	2,274	2,318
October-2033	Titan Machinery—Dickinson, ND	4.50%	980	996
December-2019	Titan Machinery—Fargo, ND	4.18%	1,176	1,198
August-2033	Titan Machinery—Marshall, MN	4.50%	2,267	2,304
August-2017	Titan Machinery—Minot, ND	3.29%	1,716	1,750
February-2023	Titan Machinery—Redwood Falls, MN	4.25%	1,724	1,754
October-2028	Titan Machinery—Sioux City, IA	4.50%	1,695	1,736
March-2016	Bio-life Properties—ND, MN, WI (9 total)	7.65%	8,177	8,800
December-2016	Bio-life Properties—Marquette, MI	7.06%	1,168	1,258
August-2017	Aetna	5.93%	6,881	6,945
December-2017	32nd Avenue Office (a)	3.19%	2,245	2,272
March-2019	Echelon	4.25%	1,137	1,161
April-2018	Gate City	3.97%	1,033	1,050
September-2020	Goldmark Office Park	5.33%	4,373	4,664
April-2020	Great American Building (a)	2.15%	1,055	1,072
October-2015	Regis	5.68%	9,416	9,527
April-2018	Dairy Queen—Dickinson, ND	3.63%	688	709
April-2025	Walgreens-Alexandria	5.69%	2,031	2,097
March-2034	Walgreens-Batesville	6.85%	6,385	6,460
June-2021	Walgreens-Colorado	4.50%	4,282	4,339
August-2033	Walgreens-Fayetteville	6.85%	4,901	4,962
October-2024	Walgreens-Laurel	6.07%	2,010	2,077

			$238,740	$239,008

(a)	interest rate per annum is swap rate

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of June 30, 2014 we were in compliance with all covenants with the exception of one loan on a residential property in Fargo, North Dakota with an outstanding principal balance of $2,338 at June 30, 2014. The property has scheduled deferred maintenance at an estimated cost of $15 to be completed in the fall of 2014. As of June 30, 2014, the uncompleted repairs required under the loan constituted non-compliance. However, subsequent to quarter end, an extension was obtained through December 31, 2014, in which the lender has agreed to forebear any remedies pending the completion of the repairs. As of December 31, 2013, we were in compliance with all covenants.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2014 (July 1, 2014 to December 31, 2014)	$3,988
2015	22,780
2016	35,027
2017	33,133
2018	10,760
2019	18,791
Thereafter	114,261

Total payments	$238,740

NOTE 10 – FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2014		December 31, 2013
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial assets:
Investment in marketable securities	$7,676	$7,676	$—	$—

	(in thousands)
Financial liabilities:
Mortgage notes payable	$238,740	$245,199	$239,008	$240,486
Fair value of interest rate swaps	$307	$307	$309	$309

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2014
Fair value of interest rate swaps	$—	$307	$—	$307
Investment in marketable securities	7,676	—	—	7,676
December 31, 2013
Fair value of interest rate swaps	$—	$309	$—	$309

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 5.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2014
Mortgage notes payable	$—	$—	$245,199	$245,199
December 31, 2013
Mortgage notes payable	$—	$—	$240,486	$240,486

Mortgage notes payable: The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.95% to 4.53% and from 4.50% to 4.65% at June 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of June 30, 2014. The Company’s mortgage notes payable are further described in Note 9.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of June 30, 2014 and December 31, 2013, outstanding limited partnership units totaled 14,504,000 and 13,547,000 respectively. As of June 30, 2014 and 2013, the operating partnership declared distributions of $3,263 and $2,586 respectively, to limited partners paid in July 2014 and 2013. Distributions per unit were $0.4500 and $0.4200 during the first six months of 2014 and 2013, respectively.

During the first six months of 2014, Sterling exchanged 2,000 common shares for 2,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $23. During the first six months of 2013 there were no limited partnership units exchanged for Sterling common shares pursuant to redemption requests.

At the sole and absolute discretion of the limited partnership, and so long as a Redemption Plan exists, Limited Partners may request the operating partnership redeem their limited partnership units. The operating partnership may choose to offer the Limited Partner (i) cash for the redemption or, at the request of the Limited Partner, (2) offer shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share (the “Exchange Request”). The Exchange Request shall be exercised pursuant to a Notice of Exchange. If the issuance of Sterling common shares pursuant to an Exchange Request will cause the shareholder to exceed the ownership limitations, payment will be made to the Limited Partner in cash. No Limited Partner may exercise an Exchange Request more than twice during any calendar year, and Exchange Requests may not be made for less than 1,000 limited partnership units. If a Limited Partner owns less than 1,000 limited partnership units, all of the limited partnership units held by the Limited Partner must be exchanged pursuant to the Exchange Request.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 12 – REDEMPTION PLANS

On March 11, 2011, our Board of Trustees approved redemption plans that enable our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans. Originally, the maximum amount of aggregate securities that could be redeemed under these plans was $5,000, and the redemption price was fixed at $12.60 per share or unit under the plans.

On September 7, 2012 and December 20, 2012, our Board of Trustees amended and restated our redemption plans to increase the maximum amount that can be redeemed under the plans to $15,000 worth of securities and increased the fixed redemption price to $12.75 per share or unit under the plans.

On March 28, 2013, our Board of Trustees amended our redemption plans to increase the maximum amount that can be redeemed under the plan to $20,000 worth of securities and increased the fixed redemption price to $13.00 per share or unit under the plans effective May 16, 2013.

On September 26, 2013, our Board of Trustees amended our redemption plans to increase the maximum amount that can be redeemed under the plan to $25,000 worth of securities and increased the fixed redemption price to $14.00 per share or unit under the plans effective October 16, 2013.

On March 27, 2014, our Board of Trustees amended our redemption plans to increase the maximum amount that can be redeemed under the plan to $30,000 worth of securities under the plans effective March 28, 2014.

We may redeem securities under the plans provided the aggregate total has not been exceeded if we have sufficient funds to do so. The plans will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plans, either or both of them, if it determines to do so in its sole discretion.

During the first six months of 2014 and 2013, the Company redeemed 203,000 and 94,000 common shares valued at $2,836 and $1,198, respectively. In addition, during the first six months of 2014 and 2013, the Company redeemed 70,000 and 72,000 units valued at $976 and $928, respectively.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of June 30, 2014 and December 31, 2013, there were 5,423,000 and 5,454,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.4500 per share and $0.4200 per share for the six months ending June 30, 2014 and 2013, respectively.

During the three months ended June 30, 2014, the Company acquired the remaining ownership interest in the Eagle Run property located in West Fargo, North Dakota. Prior to the merger, the operating partnership was an 81.25% owner in the single asset limited liability partnership. The change in ownership interest has been accounted for as an equity transaction, and no gain or loss has been recognized in consolidated net income or comprehensive income. The following schedule discloses the effects of changes in Sterling’s ownership interest in the subsidiary on Sterling’s equity.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Net income attributable to Sterling and transfers (to) from the noncontrolling interest:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income attributable to Sterling shareholders	$777	$834	$1,574	$1,581
Transfers to the noncontrolling interest
Decrease in Sterling’s paid-in capital for purchase of remaining interest in Eagle Run Partnership	(791)	—	(791)	—

Change from net income attributable to Sterling shareholders and transfers to noncontrolling interest	$(14)	$834	$783	$1,581

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed five thousand dollars per fiscal quarter without our prior approval. The purchase prices per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $15.00 and $14.00 at June 30, 2014 and December 31, 2013, respectively. See discussion of determination of estimated value in Note 20.

Therefore, the purchase price per common share for dividend reinvestments was $14.25 and $13.30 and for additional optional cash purchases was $15.00 and $14.00 at June 30, 2014 and December 31, 2013, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the six months ended June 30, 2014, 114,000 shares were issued pursuant to dividend reinvestments and 56,000 shares were issued pursuant to additional optional cash purchases under the plan. In the six months ended June 30, 2013, 102,000 shares were issued pursuant to dividend reinvestments and 29,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the first six months of 2014 and 2013, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the six months ended June 30, 2014 and 2013, we paid management fees of $3,131 and $2,393, respectively, to GOLDMARK Property Management.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Board of Trustee Fees

We incurred Trustee fees of $24 and $22 during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, we owed our Trustees $24 for unpaid board of trustee fees. There were no board of trustee fees owed to our Trustees as of December 31, 2013. There is no cash retainer paid to Trustees. Instead, we pay Trustees specific amounts for meetings attended. In March 2014, our Board revised the Trustee Compensation Plan effective January 1, 2014. The plan provides:

	2014	2013 (1)
Board Chairman – Board Meeting	105 shares/meeting	$1,400/meeting
Trustee – Board Meeting	75 shares/meeting	$1,000/meeting
Committee Chair – Committee Meeting	30 shares/meeting	$400/meeting
Trustee – Committee Meeting	30 shares/meeting	$400/meeting

(1)	The amounts in the table are actual amounts paid, not rounded.

Common shares earned in accordance with the plan are calculated on an annual basis. Shares earned pursuant to the Trustee Compensation Plan are issued on or about July 15 for Trustees’ prior year of service. Non-independent Trustees will not be compensated for their service on the Board or Committees.

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

Acquisition Fee: For its services in investigating and negotiating acquisitions of investments for us, the Advisor receives an acquisition fee of 2.5% of the purchase price of each property acquired, capped at $375 per acquisition. The total of all acquisition fees and acquisition expenses cannot exceed 6% of the purchase price of the investment, unless approved by a majority of the trustees, including a majority of the independent trustees, if they determine the transaction to be commercially competitive, fair and reasonable to us.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Development Fee: Based on regressive sliding scale (starting at 5% and declining to 3%) of total project costs, excluding cost of land, for development services requested by us.

Total Cost	Fee	Range of Fee	Formula
0 – 10M	5.0%	0 – .5M	0M – 5.0% x (TC – 0M)
10M – 20M	4.5%	.5M – .95M	.50M – 4.5% x (TC – 10M)
20M – 30M	4.0%	.95M – 1.35M	.95M – 4.0% x (TC – 20M)
30M – 40M	3.5%	1.35M – 1.70M	1.35M – 3.5% x (TC – 30M)
40M – 50M	3.0%	1.70M – 2.00M	1.70M – 3.0% x (TC – 40M)

TC = Total Project Cost

Management Fees

During the first six months of 2014 and 2013, we incurred advisory management fees of $891 and $701 with Sterling Management, LLC, our Advisor, for advisory management fees. As of June 30, 2014 and December 31, 2013, we owed our Advisor $152 and $294, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During the first six months of 2014 and 2013, we incurred acquisition fees of $432 and $809, respectively, with our Advisor. These fees are for performing due diligence on properties acquired. As of June 30, 2014, we owed our Advisor $292 for unpaid acquisition fees. There were no acquisition fees owed to our Advisor as of December 31, 2013.

Financing Fees

During the first six months of 2014 and 2013, we incurred financing fees of $11 and $48 with our Advisor for loan financing and refinancing activities, respectively. As of June 30, 2014, we owed our Advisor $2 for unpaid financing fees. There were no financing fees owed to our Advisor as of December 31, 2013.

Disposition Fees

During the first six months of 2014, there were no disposition fees incurred with our Advisor. During the first six months of 2013, we incurred $8 in disposition fees with our Advisor. See Note 19. There were no disposition fees owed to our Advisor as of June 30, 2014 and December 31, 2013, respectively.

Development Fees

We did not incur any development fees during the first six months of 2014 and 2013.

Commissions

During the first six months of 2014 and 2013, we incurred brokerage fees of $0 and $67, respectively, to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees until June 2013. Brokerage fees were based on 8% of the purchase price of Sterling common shares sold and 4% of the purchase price of UPREIT units sold. As of June 30, 2014 and December 31, 2013, there were no outstanding brokerage fees owed to the broker-dealer.

During the first six months of 2014 and 2013, we incurred real estate commissions of $535 and $706, respectively, owed to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of June 30, 2014 and December 31, 2013.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Rental Income

During the first six months of 2014 and 2013, we received rental income of $90 and $90, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the first six months of 2014 and 2013, we received rental income of $25 and $20, respectively, under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.

During the first six months of 2014 and 2013, we received rental income of $21 and $21, respectively, under operating lease agreements with our Advisor.

Construction Costs

During the first six months of 2014 and 2013, we incurred costs related to the construction of a 156 unit apartment complex in Bismarck, North Dakota of $5,851 and $322 to GOLDMARK Development, respectively. As of June 30, 2014 and December 31, 2013, we owed GOLDMARK Development $292 and $102, respectively, for retainage. In addition as of June 30, 2014 and December 31, 2013 we owed GOLDMARK Development $1,092 and $365, respectively, for unpaid construction fees.

NOTE 16 – RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $25,525 and $20,150 for the six months ended June 30, 2014 and 2013, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options. For the six months ended June 30, 2014 and 2013, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $1,088 and $1,852, respectively, totaled $8,821 and $9,380, respectively.

NOTE 17 – PROPERTY MANAGEMENT FEES

We have entered into various property management agreements with unrelated management companies. The agreements provide for the payment of property management fees based on a percentage of rental income. During the six months ended June 30, 2014 and 2013, we incurred property management fees of $37 and $42, respectively, to unrelated management companies.

During the six month periods ended June 30, 2014 and 2013, we paid property management fees of $3,131 and $2,393, respectively, to GOLDMARK Property Management, a related party. The Company’s related party property management fees are further described in Note 15.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Environmental Matters

Federal law (and the laws of some states in which we own or may acquire properties) imposes liability on a landowner for the presence on the premises of hazardous substances or wastes (as defined by present and future federal and state laws and regulations). This liability is without regard to fault or knowledge of the presence of such substances and may be imposed jointly and severally upon all succeeding landowners. If such hazardous substance is discovered on a property acquired by us, we could incur liability for the removal of the substances and the cleanup of the property.

There can be no assurance that we would have effective remedies against prior owners of the property. In addition, we may be liable to tenants and may find it difficult or impossible to sell the property either prior to or following such a cleanup.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

Litigation

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the financial statements of the Company.

NOTE 19 – DISCONTINUED OPERATIONS

Effective January 1, 2014, we prospectively adopted ASU 2014-08 for properties not previously sold or classified as held for sale. The standard did not have a material impact on our consolidated statements of operations and other comprehensive income for the six months ended June 30, 2014 because we did not sell any properties during such period. Prior to the prospective adoption of ASU 2014-08, Accounting Standards Code, or ASC, Topic 360, Property, Plant and Equipment, required, among other things, that in a period in which a component of an entity either has been disposed of or is classified as held for sale, the statements of operations for the current and prior periods shall report the results of operations of the component as discontinued operations. Consequently, the net operating results of those properties sold or classified as held for sale prior to January 1, 2014 are accounted for as discontinued operations for all periods presented. This presentation does not have an impact on net income attributable to common shareholders, it only results in the reclassification of operating results within the consolidated statements of operations and other comprehensive income for the six months ended June 30, 2013.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As previously disclosed in our 2013 Annual Report on Form 10-K, the operating partnership sold one senior living property and one parcel of vacant land for approximately $24,000 and $276, respectively. The operations of these properties as well as the gain on sale have been presented as income from discontinued operations in the accompanying consolidated statements of operations and other comprehensive income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation. The following is a summary of income from discontinued operations for the period presented (in thousands):

	Discontinued Operations Three Months Ended June 30,		Discontinued Operations Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Income from rental operations
Real estate rental income	$—	$540	$—	$1,080
Tenant reimbursements	—	68	—	136

	—	608	—	1,216
Expenses
Expenses from rental operations
Interest	—	94	—	202
Depreciation and amortization	—	181	—	361
Real estate taxes	—	69	—	140

	—	344	—	703
Administration of REIT
Acquisition and disposition expenses	—	25	—	25

Total expenses	—	369	—	728

Income from discontinued operations before gain on sale	—	239	—	488
Gain on sale of discontinued operations	—	42	—	42

Gain from discontinued operations	$—	$281	$—	$530

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

Purchases during the first six months of 2014

In January 2014, the operating partnership purchased a 24 unit apartment complex in Grand Forks, North Dakota for approximately $1,320. The purchase was financed with the issuance of limited partnership units valued at approximately $1,320.

In January 2014, the operating partnership purchased a 64 unit apartment complex in Fargo, North Dakota for approximately $3,520. The purchase was financed with the issuance of limited partnership units valued at approximately $1,848 and cash. The interest was purchased from an entity affiliated with Mr. Wieland, a related party, who received limited partnership units valued at approximately $739.

In January 2014, the operating partnership purchased a 30 unit apartment complex in Hutchinson, Minnesota for approximately $1,080. The purchase was financed with the issuance of limited partnership units valued at $1,080. The property was purchased from entities affiliated with Messrs. Regan, Wieland and Furness, related parties, who received limited partnership units valued at approximately $216, $216 and $108, respectively.

In January 2014, the operating partnership purchased a 24 unit apartment complex in Crookston, Minnesota for approximately $1,104. The purchase was financed with the issuance of limited partnership units valued at $1,104. The property was purchased from entities affiliated with Messrs. Regan, Wieland and Furness, related parties, who received limited partnership units valued at approximately $221, $221 and $110, respectively.

In May 2014, the operating partnership entered into an agreement to merge the Eagle Run Partnership, LLP into the partnership for approximately $1,566. Following the transaction, Eagle Run Partnership, LLP ceased to exist. The merger was financed with the issuance of limited partnership units valued at $690 and through assumption of mortgage debt of approximately $876. The interest was acquired from an entity affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $221, and $110, respectively.

In June 2014, the operating partnership purchased a 128 unit apartment complex in Moorhead, Minnesota for approximately $4,848. The purchase was financed with the combination of an assumed loan of $704 and the issuance of limited partnership units valued at approximately $3,906 and cash. The interest was purchased from an entity affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $1,730 and $905, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

In June 2014, the operating partnership purchased a 142 unit apartment complex in West Fargo, North Dakota for approximately $6,840. The purchase was financed with the combination of the issuance of limited partnership units valued at approximately $4,448 and cash. The interest was purchased from an entity affiliated with Mr. Wieland, a related party, who received limited partnership units valued at approximately $2,738.

The following table summarizes the fair value of the assets acquired and liabilities assumed during the six months ended June 30, 2014:

	Property and Equipment	In Place Leases	Favorable Lease Terms	Unfavorable Lease Terms	Mortgages Assumed	Consideration Given
	(in thousands)
Barrett Arms Apartments, Crookston, MN	$1,104	$—	$—	$—	$—	$1,104
Chandler 1802, Grand Forks, ND	1,320	—	—	—	—	1,320
Echo Manor Apartments, Hutchinson, MN	1,080	—	—	—	—	1,080
Westcourt Apartments, Fargo, ND	3,520	—	—	—	—	3,520
Eagle Run Apartments, West Fargo, ND (1)	1,566	—	—	—	(876)	690
Griffin Court Apartments, Moorhead, MN	4,848	—	—	—	(704)	4,144
Parkwest Gardens Apartments, West Fargo, ND	6,840	—	—	—	—	6,840

	$20,278	$—	$—	$—	$(1,580)	$18,698

(1)	Assumed loan presented as consideration given, however, previously consolidated the single asset LLP due to controlling financial interest.

Total consideration given for acquisitions through June 30, 2014 was completed through issuing approximately 1,028,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $14,396, assumed loans of $1,580, assumed liabilities and deferred maintenance of $167 and cash of $4,135. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

In May 2013, the operating partnership purchased a 132 unit apartment complex in Anoka, Minnesota for approximately $11,500. The purchase was financed with the issuance of limited partnership units valued at approximately $299 and cash.

In June 2013, the operating partnership purchased an 18 unit apartment complex in Fargo, North Dakota for approximately $756. The purchase was financed with the issuance of limited partnership units valued at approximately $678 and cash. The property was purchased from an entity affiliated with Mr. Regan, a related party, who received limited partnership units valued at approximately $151.

In June 2013, the operating partnership purchased a 12 unit apartment complex in Bismarck, North Dakota for approximately $636. The purchase was financed with the issuance of limited partnership units valued at approximately $636. The property was purchased from an entity affiliated with Mr. Regan, a related party, who received limited partnership units valued at approximately $159.

In June 2013, the operating partnership purchased a 59 unit apartment complex in Fargo, North Dakota for approximately $3,127. The purchase was financed with the issuance of limited partnership units valued at approximately $2,383 and cash. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $691 and $627, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

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

Total consideration given for acquisitions through June 30, 2013 was completed through issuing approximately 1,254,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $17,555, and cash of $14,795. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

Estimated Value of Units/Shares

The Board of Trustees has determined an estimate of fair value for the trust shares issued in the first six months of 2014 and 2013. In addition, the Board of Trustees, acting as general partner for the operating partnership, has determined an estimate of fair value for the limited partnership units issued in the first six months of 2014 and 2013. In determining this value, the board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations. The board also relied on valuation methodologies that are commonly used in the real estate industry. The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

Based on the results of the methodologies, the Board determined the fair value of the shares and limited partnership units to be $14.00 per shares/unit for the first three months of 2014 through March 27, 2014 and the first six months of 2013. The Board determined the fair value of the shares and limited partnership units to be $15.00 per share/unit effective March 28, 2014.

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

Furthermore, in reaching an estimate of the value of the shares and limited partnership units, the Board did not include a liquidity discount in order to reflect the fact that the shares and limited partnership units are not currently traded on a national securities exchange; a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party; or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the limited partnership units or Sterling common shares on a national securities exchange or a merger or sale of our portfolio.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 21 – SUBSEQUENT EVENTS

On July 15, 2014, we paid a dividend or distribution of $0.2250 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on June 30, 2014.

In August 2014, the operating partnership purchased a 54 unit apartment complex in Fargo, North Dakota for approximately $2,646. The purchase price was financed with the issuance of limited partnership units and cash.

In August 2014, the operating partnership sold a retail property located in Norfolk, Nebraska for an approximate sales price was $625. As of June 30, 2014, the property was not classified as held for sale in accordance with ASC 360, as all the criteria had not been met.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 27.2% of the operating partnership as of June 30, 2014. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

We use this UPREIT structure to facilitate acquisitions of commercial real estate properties. A sale of property directly to a REIT is generally a taxable transaction to the property seller. However, in an UPREIT structure, if a property seller exchanges the property with one of its operating partnerships in exchange for limited partnership units, the seller may defer taxation of gain in such exchange until the seller resells its limited partnership units or exchanges its limited partnership units for the REIT’s common stock. By offering the ability to defer taxation, we may gain a competitive advantage in acquiring desired properties over other buyers who cannot offer this benefit. In addition, investing in our operating partnership, rather than directly in Sterling, may be more attractive to certain institutional or other investors due to their business or tax structure. If an investor is interested in making a substantial investment in our operating partnership, our structure provides us the flexibility to accommodate different terms for each investment, while applicable tax laws generally restrict a REIT from charging different fee rates among its shareholders. Finally, if our shares become publicly traded, the former property seller may be able to achieve liquidity for his investment in order to pay taxes.

Operating Partnership

Our operating partnership, Sterling Properties, LLLP (f/k/a INREIT Properties, LLLP), was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of commercial and multi-family properties located principally in the upper and central Midwest United States.

As of June 30, 2014, approximately 65.7% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family properties are leased to a variety of tenants under short-term leases.

As of June 30, 2014, approximately 34.3% of our properties were comprised of office, retail, industrial and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. We have both single and multi-family tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 129 properties containing approximately 6,359 apartments and 1,384,000 square feet of leasable commercial space as of June 30, 2014. The portfolio has a net book value of approximately $419,579, which includes construction in progress, and book equity, including noncontrolling interests, of approximately $152,723 as of June 30, 2014.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to our shareholders as fiduciaries. In addition, the Board has a specific fiduciary duty to supervise our relationship with the Advisor, and evaluate the performance of and fees paid to the Advisor on an annual basis prior to renewing the Advisory Agreement with the Advisor. Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent of our Advisor. Our trustees are elected annually by our shareholders. Although we have executive officers, we do not have any paid employees.

Our Advisor

Our external Advisor is Sterling Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor, with offices in Fargo, North Dakota, is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six month period ended June 30, 2014 included elsewhere in this report.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Specific Achievements

•	Increased revenues from rental operations by $4,816 or 16.3% for the six months ended June 30, 2014, compared to same six month period in 2013.

•	Acquired seven (7) properties totaling 412 residential apartment units for a total of $20,278 during the six months ended June 30, 2014.

•	Declared and paid dividends totaling $0.4500 per common share for first and second quarters of 2014.

	Three months ended June 30, 2014			Three months ended June 30, 2013
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$12,909	$4,353	$17,262	$10,221	$4,672	$14,893
Real Estate Expenses
Real Estate Taxes	1,028	234	1,262	981	641	1,622
Property Management Fees	1,537	73	1,610	1,180	74	1,254
Utilities	1,201	209	1,410	875	202	1,077
Repairs and Maintenance	2,493	181	2,674	1,314	201	1,515
Insurance	388	14	402	241	14	255

Total Real Estate Expenses	6,647	711	7,358	4,591	1,132	5,723

Net Operating Income	$6,262	$3,642	$9,904	$5,630	$3,540	$9,170

Interest			3,082			2,661
Depreciation and amortization			3,377			2,962
Administration of REIT			1,310			1,270
Other (income)/expense			(659)			(198)

Income from continuing operations			2,794			2,475

Discontinued operations			—			281

Net Income			$2,794			$2,756

Net Income Attributed to:
Noncontrolling Interest			$2,017			$1,922
Sterling Real Estate Trust			$777			$834
Dividends per share (1)			$0.2250			$0.2100
Earnings per share			$0.14			$0.16
Weighted average number of common shares			5,443			5,353

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $17,262 for the three months ended June 30, 2014 increased approximately $2,369 or 15.9% in comparison to the same period in 2013. Residential property revenues increased approximately $2,688 while commercial property revenues decreased approximately $319.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	June 30,	June 30,
	2014	2013
Residential occupancy	97.1%	97.8%
Commercial occupancy	98.8%	98.9%

Residential revenues for the three month period ended June 30, 2014 increased $2,688 in comparison to the same period for 2013. Approximately $2,490 of the increase was due to residential properties acquired since January 1, 2013. Rental income from residential properties owned for more than one year increased approximately $198 in comparison to the same period in 2013. Residential revenues comprised 74.8% of total revenues for the three month period ended June 30, 2014 compared to 68.6% of total revenues for the three month period ended June 30, 2013.

For the three month period ended June 30, 2014 total commercial revenues decreased $319 in comparison to the same period for 2013. The overall decrease includes an increase in revenues of approximately $99 from commercial properties acquired since January 1, 2013. Rental income from commercial properties owned for more than one year decreased approximately $418 in comparison to the same period in 2013 primarily due to decreased CAM income (common area maintenance). Commercial revenues comprised 25.2% of the total revenues for the three month period ended June 30, 2014 compared to 31.4% of total revenues for the three month period ended June 30, 2013.

Expenses

Residential expenses from operations of $6,647 during the three month period ended June 30, 2014 increased $2,056 or 44.8% in comparison to the same period in 2013. This increase was primarily attributed to the increase in number of residential properties owned during the three month period ended June 30, 2014 versus the same period in 2013.

Commercial expenses from operations of $711 during the three month period ended June 30, 2014 decreased $421 or 37.2% in comparison to the same period in 2013. This decrease was in part attributed to real estate tax relief in North Dakota. In addition, the decrease was in part attributed to decreases in real estate tax expense which corresponds to the decrease in commercial CAM income.

Interest expense of $3,082 during the three month period ended June 30, 2014 increased $421 in comparison to the same period in 2013. Interest expense was approximately 17.9% and 17.9% of rental income for three month periods ended June 30, 2014 and 2013, respectively.

Depreciation and amortization expense increased 14.0% from $2,962 for the three months ended June 30, 2013 to approximately $3,377 for the three months ended June 30, 2014. The $415 increase was primarily a result of depreciation and amortization for the 15 properties added to our portfolio since June 30, 2013. Depreciation and amortization expense as a percentage of rental income for the three month periods ended June 30, 2014 and 2013 was relatively consistent at 19.6% and 19.9%, respectively.

REIT administration expenses increased from $1,270 for the three months ended June 30, 2013 to $1,310 for the three month periods ended June 30, 2014 due to an increase in advisory fees expenses related to increased asset balance during the second quarter of 2014 in comparison to the same period in 2013.

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

Residential NOI increased $632 or 11.2% for the three month period ended June 30, 2014 in comparison to the same three month period in 2013 due primarily to acquisition activity in the residential segment. Commercial NOI increased $102 or 2.9% for the three month period ended June 30, 2014 in comparison to the same three month period in 2013 due primarily to lower real estate tax expense in the commercial segment.

Net Income

Our net income continues to grow however, it was impacted by the sale of the senior living property in October 2013.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$25,525	$8,821	$34,346	$20,150	$9,380	$29,530
Real Estate Expenses
Real Estate Taxes	2,085	492	2,577	1,929	1,293	3,222
Property Management Fees	3,019	149	3,168	2,290	144	2,434
Utilities	2,670	447	3,117	1,861	411	2,272
Repairs and Maintenance	4,616	409	5,025	2,500	400	2,900
Insurance	772	28	800	470	29	499

Total Real Estate Expenses	13,162	1,525	14,687	9,050	2,277	11,327

Net Operating Income	$12,363	$7,296	$19,659	$11,100	$7,103	$18,203

Interest			6,146			5,354
Depreciation and amortization			6,732			5,801
Administration of REIT			2,354			2,767
Other (income)/expense			(1,232)			(376)

Income from continuing operations			5,659			4,657

Discontinued operations			—			530

Net Income			$5,659			$5,187

Net Income Attributed to:
Noncontrolling Interest			$4,085			$3,606
Sterling Real Estate Trust			$1,574			$1,581
Dividends per share (1)			$0.4500			$0.4200
Earnings per share			$0.29			$0.30
Weighted average number of common shares			5,441			5,334

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $34,346 for the six months ended June 30, 2014 increased approximately $4,816 or 16.3% in comparison to the same period in 2013. Residential property revenues increased approximately $5,375 while commercial property revenues decreased approximately $559.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	June 30,	June 30,
	2014	2013
Residential occupancy	97.1%	98.0%
Commercial occupancy	99.1%	99.1%

Residential revenues for the six month period ended June 30, 2014 increased $5,375 in comparison to the same period for 2013. Approximately $4,910 of the increase was due to residential properties acquired since January 1, 2013. Rental income from residential properties owned for more than one year increased approximately $465 in comparison to the same period in 2013. Residential revenues comprised 74.3% of total revenues for the six month period ended June 30, 2014 compared to 68.2% of total revenues for the six month period ended June 30, 2013.

For the six month period ended June 30, 2014 commercial revenues decreased $559 in comparison to the same period for 2013. The decrease is despite an increase in revenues of approximately $265 from commercial properties acquired since January 1, 2013. Rental income from commercial properties owned for more than one year decreased approximately $824 in comparison to the same period in 2013 primarily due to decreased CAM income (common area maintenance). Commercial revenues comprised 25.7% of the total revenues for the six month period ended June 30, 2014 compared to 31.8% of total revenues for the six month period ended June 30, 2013.

Expenses

Residential expenses from operations of $13,162 during the six month period ended June 30, 2014 increased $4,112 or 45.4% in comparison to the same period in 2013. This increase was primarily attributed to the increase in number of residential properties owned during the six month period ended June 30, 2014 versus the same period in 2013.

Commercial expenses from operations of $1,525 during the six month period ended June 30, 2014 decreased $752 or 33.0% in comparison to the same period in 2013. This decrease was in part attributed to real estate tax relief in North Dakota. In addition, the decrease was in part attributed to decreases in real estate tax expense which corresponds to the decrease in commercial CAM income.

Interest expense of $6,146 during the six month period ended June 30, 2014 increased $792 in comparison to the same period in 2013. Interest expense was approximately 17.9% and 18.1% of rental income for six month periods ended June 30, 2014 and 2013, respectively. The decrease of interest expense as a percentage of rental income during the six month period ended June 30, 2014 was a result of lower interest rates for mortgage notes payable during this period in 2014 compared to the same period in 2013 and increased rental revenues from acquired properties unencumbered by mortgages.

Depreciation and amortization expense increased 16.0% from $5,801 for the six months ended June 30, 2013 to approximately $6,732 for the six months ended June 30, 2014. The $931 increase was primarily a result of depreciation and amortization for the 15 properties added to our portfolio since June 30, 2013. Depreciation and amortization expense as a percentage of rental income for the six month periods ended June 30, 2014 and 2013 was consistent at 19.6% for both periods.

REIT administration expenses decreased from $2,767 for the six months ended June 30, 2013 to $2,354 for the six month periods ended June 30, 2014 due to a decrease in acquisition expenses related to less acquisition activity during the first quarter of 2014 in comparison to the same period in 2013.

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

Residential NOI increased $1,263 or 11.4% for the six month period ended June 30, 2014 in comparison to the same six month period in 2013 due primarily to acquisition activity in the residential segment. Commercial NOI increased $193 or 2.7% for the six month period ended June 30, 2014 in comparison to the same six month period in 2013 due primarily to lower real estate tax expense in the commercial segment.

Net Income

Our net income continues to grow however, it was impacted by the sale of the senior living property in October 2013.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the six month period ended June 30, 2014

We acquired seven properties for a total of $20,278 during the first six months of 2014. Total consideration for the acquisitions was the issuance of approximately $14,396 in limited partnership units of the operating partnership, assumed loans of $1,580, assume liabilities and deferred maintenance of $167 and cash of $4,135.

During the second quarter of 2014, there were no dispositions.

Property Acquisitions and Dispositions during the six month period ended June 30, 2013

We acquired thirteen properties for a total of $32,350 during the first six months of 2013. Total consideration for the acquisitions was the issuance of approximately $17,555 in limited partnership units of the operating partnership and cash of $14,795.

During the second quarter of 2013, we sold a parcel of land for a total of $276 and recognized a $42 gain on the sale.

See Notes 19 and 20 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the six month periods ended June 30, 2014 and 2013.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three and six months ended June 30, 2014 and 2013, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2014			Three months ended June 30, 2013
			Per			Per
		Weighted Avg	Share and		Weighted Avg	Share and
	Amount	Shares and Units(1)	Unit(2)	Amount	Shares and Units(1)	Unit(2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$777	5,443	$0.14	$834	5,353	$0.16
Add back:
Noncontrolling Interest—OPU	2,015	14,091		1,913	12,155
Depreciation & Amortization from continuing operations	3,377			2,962
Depreciation & Amortization from discontinued operations	—			181
Pro rata share of unconsolidated affiliate depreciation & amortization	122			102
Loss on depreciable asset sales	—			—
Loss on impairment of property	—			—
Subtract:
(Gains) loss on land and depreciable asset sales	—			(42)

Funds from operations applicable to common shares and limited partnership units	6,291	19,534	$0.32	5,950	17,508	$0.34

Add back:
Acquisition and disposition expenses	689			700

Modified Funds from Operations (MFFO)	$6,980	19,534	$0.36	$6,650	17,508	$0.38

(1)	Please see Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

	Six months ended June 30, 2014			Six months ended June 30, 2013
			Per			Per
		Weighted Avg	Share and		Weighted Avg	Share and
	Amount	Shares and Units(1)	Unit(2)	Amount	Shares and Units(1)	Unit(2)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,574	5,441	$0.29	$1,581	5,334	$0.30
Add back:
Noncontrolling Interest—OPU	4,076	13,997		3,589	11,992
Depreciation & Amortization from continuing operations	6,732			5,801
Depreciation & Amortization from discontinued operations	—			361
Pro rata share of unconsolidated affiliate depreciation & amortization	243			204
Loss on depreciable asset sales	—			—
Loss on impairment of property	—			—
Subtract:
(Gains) loss on land and depreciable asset sales	—			(42)

Funds from operations (FFO) applicable to common shares and limited partnership units	12,625	19,438	$0.65	11,494	17,326	$0.66

Add back:
Acquisition and disposition expenses	1,050			1,588

Modified Funds from operations (MFFO)	$13,675	19,438	$0.70	$13,082	17,326	$0.76

(1)	Please see Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

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

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Net cash flows provided by operating activities	$6,072	$12,638
Net cash flows used in investing activities	$(9,733)	$(17,872)
Net cash flows provided by (used in) financing activities	$(9,403)	$4,180

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

Net cash provided by operating activities was $6,072 and $12,638 for the six months ended June 30, 2014 and 2013, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the six months ended June 30, 2014 and 2013 were primarily from property operations of our real estate portfolio. In addition during the six months ended June 30, 2014, we invested $7,152 in marketable securities consisting of real estate backed equity securities.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash used in investing activities was $9,733 and $17,872 for the six months ended June 30, 2014 and 2013, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the six months ended June 30, 2014 and 2013, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $7,840 and $15,924, respectively, and the change in restricted cash for real estate tax, insurance and replacement reserve escrows was $2,045 and $2,533, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $9,403 for the six months ended June 30, 2014. Net cash provided by financing activities was $4,180 for the six months ended June 30, 2013. During the six months ended June 30, 2014, we paid approximately $6,773 in dividends and distributions, repurchased $3,812 of shares and units, received proceeds from new mortgage notes payable of approximately $2,863, and $1,422 in borrowings under our lines of credit, and made mortgage principal payments of approximately $3,835. For the six months ended June 30, 2013, we paid approximately $5,799 in dividends and distributions, repurchased $2,126 of shares and units, received proceeds from new mortgage notes payable of approximately $19,010, and $6,001 in borrowings under our lines of credit, and made mortgage principal payments of approximately $12,934.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2014 to June 30, 2014 totaling $2,436 or $0.4500 per share, including amounts reinvested through the dividend reinvestment plan. During the six months ended June 30, 2014, we paid cash dividends of $795 and dividends of $1,641 were reinvested under the dividend reinvestment plan. The cash dividends were paid with the $6,072 from our cash flows from operations and $632 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2013 to June 30, 2013 totaling $2,235 or $0.4200 per share, including amounts reinvested through the dividend reinvestment plan. During the six months ended June 30, 2013, we paid cash dividends of $904 and dividends of $1,331 were reinvested under the dividend reinvestment plan. The cash dividends were paid with the $12,638 from our cash flows from operations and $420 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Six Months Ended
	June 30,
	2014	2013

	(in thousands)
Cash flows provided by operations
(includes net income of $5,659 and $5,187, respectively)	$6,072	$12,638
Distributions from unconsolidated affiliates	632	420
Gain on sales of properties	—	37
Dividends declared	(2,436)	(2,235)

Excess	$4,268	$10,860

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2014, we declared and paid distributions of $6,387 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.4500 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of June 30, 2014, the limited partnership declared distributions of $3,263 which represented distributions for the quarter ended June 30, 2014, and we paid such amount on July 15, 2014.

For the six months ended June 30, 2013, we declared and paid distributions of $5,125 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.4200 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of June 30, 2013, the limited partnership declared distributions of $2,586 which represented distributions for the quarter ended June 30, 2013, and we paid such amount on July 15, 2013.

Sources of Dividends

For the six months ended June 30, 2014, we paid aggregate dividends of $2,436, which were paid 100% from cash flows provided by operating activities. Our funds from operations, or FFO, was $12,625 while our modified funds from operations, or MFFO, as of the six months ended June 30, 2014 was $13,675; therefore our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2013, we paid aggregate dividends of $2,235 which were paid 100% from cash flows provided by operating activities. Our FFO was $11,494 while our MFFO, as of the six months ended June 30, 2013 was $13,082. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At June 30, 2014, our cash resources consisted of cash and cash equivalents totaling approximately $785. In addition, we had unencumbered properties with a gross book value of $47,697, which could potentially be used as collateral to secure additional financing in future periods. We also had marketable securities totaling approximately $7,676, which could be used for operations or acquisitions in future periods.

We also have four lines of credit: (i) a $15,000 line of credit with Wells Fargo Bank (which expires in July 2015) secured by an office property in Duluth, Minnesota, four retail properties in Minnesota, one retail property in Texas, and four retail properties in North Dakota (ii) a $1,000 unsecured line of credit (which expires in October 2014) (iii) a $3,000 line of credit (which expires November 2014) with Bremer Bank secured by two commercial properties in Moorhead, Minnesota and an office property in St. Cloud, Minnesota and (iv) a $2,660 line of credit with Bell State Bank & Trust secured by a multi-family property in Fargo, North Dakota, which expires in April 2015. As of June 30, 2014, there was $1,422 outstanding on the Bremer secured line of credit. As of December 31, 2013, there were no balances outstanding on the lines of credit.

In connection with our construction in progress, the Company anticipates obtaining an additional $10,000 line of credit. We presently expect the terms of the line of credit to be for 24 months with a variable interest rate based on 1-month LIBOR plus 2.5%, then subsequent to the initial period, rolling into a 5 year amortizing loan. The line will be used as needed to fund the construction of the residential project currently in process.

Our cash resources can be used for working capital needs and other commitments. Our lines of credit and certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of June 30, 2014 we were in compliance with all covenants with the exception of one loan on a residential property in Fargo, North Dakota with an outstanding principal balance of $2,338 at June 30, 2014. The property has scheduled deferred maintenance at an estimated cost of $15 to be completed in the fall of 2014. As of June 30, 2014, the uncompleted repairs required under the loan constitute non-compliance. However, subsequent to quarter end, an extension was obtained through December 31, 2014, in which the lender has agreed to forebear any remedies pending the completion of the repairs. As of December 31, 2013, we were in compliance with all covenants.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the six months ended June 30, 2014, we did not sell any common shares in private placements. During the six months ended June 30, 2014, we issued 114,000 and 56,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively and raised gross proceeds of $2,379. During the six months ended June 30, 2013, we did not sell any common shares in private placements. During the six months ended June 30, 2013, we issued 102,000 and 29,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively and raised gross proceeds of $1,764.

During the six months ended June 30, 2014, we issued limited partnership units valued at approximately $14,396 in connection with the acquisition of seven properties.

During the six months ended June 30, 2013, we issued limited partnership units valued at approximately $17,555 in connection with the acquisitions of thirteen properties.

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of June 30, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three month period ended June 30, 2014, except as described below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $14, as set forth in the table below, during the three month period ended June 30, 2014 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Eagle Run Apartments, West Fargo, ND	05/01/14	49,286	$690
Griffin Court Apartments, Moorhead, MN	06/09/14	278,990	3,906
Parkwest Gardens Apartments, West Fargo, ND	06/30/14	317,749	4,448

		646,025	$9,044

Other Sales

During the three months ended June 30, 2014, we issued 1,520 common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D. The issuances during the three months ended June 30, 2014 were as set forth below:

Total
Number of Common
Period	Shares Exchanged
April 1-30, 2014	—
May 1-31, 2014	1,520
June 1-30, 2014	—

1,520

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended June 30, 2014:

						Shares (and
						Maximum Number (or
			Average	Total Number of	Total Number of	Approximate Dollar Value) of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	the Plans or Programs
April 1-30, 2014	23,000	16,000	$14.00	743,000	469,000	$14,201,000
May 1-31, 2014	28,000	7,000	$14.00	771,000	476,000	$13,705,000
June 1-30, 2014	19,000	1,000	$14.00	790,000	477,000	$13,412,000

Total	70,000	24,000

For the three months ended June 30, 2014, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended June 30, 2014, all common shares and units redeemed were redeemed as part of the publicly announced plans.

On March 28, 2013, September 26, 2013 and March 27, 2014 our Board of Trustees revised the Share Redemption Plan and Unit Redemption Plan. The amended and restated Share Redemption Plan and Unit Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by members of our operating partnership, up to a maximum amount of $30,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The redemption price for such shares and units redeemed under the plan was fixed at $13.00 per share or unit, which was increased to $14.00 effective October 16, 2013 and is the current redemption price. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plans at any time in its sole discretion.

Item 6. Exhibits.

Exhibit Number	Title of Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101	The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) Consolidated Statement of Shareholders’ Equity for six months ended June 30, 2014; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2014

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)