Form 10-Q
period 2014-09-30
Sterling Real Estate Trust
filed 2014-11-13
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2014
Common Shares of Beneficial Interest, $0.01 par value per share	5,632,885.0578

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, 2014 (UNAUDITED) and December 31, 2013

	September 30,	December 31,
	2014	2013
	(unaudited)
	(in thousands)
ASSETS
Real estate investments	$422,113	$403,192
Cash and cash equivalents	9,634	13,849
Restricted deposits and funded reserves	6,426	5,585
Investment in unconsolidated affiliates	9,032	7,366
Due from related party	5	64
Receivables	2,914	3,517
Prepaid expenses	219	1,209
Notes receivable	600	—
Investment in marketable securities	7,682	—
Financing and lease costs, less accumulated amortization of $2,709 in 2014 and $2,240 in 2013	2,750	2,950
Intangible assets, less accumulated amortization of $4,567 in 2014 and $3,720 in 2013	9,521	10,479
Other assets	107	89

Total Assets	$471,003	$448,300

LIABILITIES
Mortgage notes payable	$247,786	$239,008
Special assessments payable	940	784
Dividends payable	4,525	3,990
Due to related party	184	294
Tenant security deposits payable	2,540	2,305
Investment certificates	367	364
Unfavorable leases, less accumulated amortization of $536 in 2014 and $432 in 2013	842	953
Accounts payable - trade	1,005	403
Retainage payable	427	133
Fair value of interest rate swaps	268	309
Deferred insurance proceeds	120	—
Accrued expenses and other liabilities	4,765	2,551
Total Liabilities	263,769	251,094

COMMITMENTS and CONTINGENCIES - Note 19

SHAREHOLDERS' EQUITY
Noncontrolling interest in operating partnership	152,311	141,539
Beneficial interest	55,191	55,976
Accumulated comprehensive loss	(268)	(309)
Total Shareholders' Equity	207,234	197,206

	$471,003	$448,300

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED September 30, 2014 AND 2013 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Income from rental operations
Real estate rental income	$17,210	$14,540	$50,468	$42,219
Tenant reimbursements	541	948	1,629	2,801
	17,751	15,488	52,097	45,020

Expenses
Expenses from rental operations
Interest	3,051	2,683	9,197	8,036
Depreciation and amortization	3,485	3,047	10,216	8,848
Real estate taxes	1,304	1,697	3,880	4,921
Property management fees	1,705	1,342	4,873	3,776
Utilities	1,168	967	4,285	3,239
Repairs and maintenance	3,363	1,788	8,388	4,688
Insurance	419	359	1,219	858
Loss on impairment of property	—	226	—	226
	14,495	12,109	42,058	34,592
Administration of REIT
Administrative expenses	60	40	224	183
Advisory fees	465	367	1,356	1,068
Acquisition and disposition expenses	194	620	1,244	2,182
Development fee	166	—	166	—
Trustee fees	11	15	35	38
Legal and accounting	81	115	306	455
	977	1,157	3,331	3,926

Total expenses	15,472	13,266	45,389	38,518

Income from operations	$2,279	$2,222	$6,708	$6,502

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED September 30, 2014 AND 2013 (UNAUDITED)

(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)		(in thousands, except per share data)
Income from operations	$2,279	$2,222	$6,708	$6,502

Other income
Equity in income of unconsolidated affiliates	310	243	785	604
Dividend and interest income	133	7	291	21
Gain on disposal of real estate investments	69	—	69	—
Gain on involuntary conversion	—	17	24	17
Gain (loss) on marketable securities	(112)	—	463	—
	400	267	1,632	642

Income from continuing operations	2,679	2,489	8,340	7,144

Discontinued operations	—	265	—	797

Net income	$2,679	$2,754	$8,340	$7,941

Net income attributable to noncontrolling interest	1,944	1,917	6,028	5,523

Net income attributable to Sterling
Real Estate Trust	$735	$837	$2,312	$2,418

Earnings per common share, basic and diluted:
Continued operations	$0.13	$0.14	$0.42	$0.41
Discontinued operations	-	0.02	-	0.04

Net income per common share, basic and diluted	$0.13	$0.16	$0.42	$0.45

Comprehensive income:
Net income	$2,679	$2,754	$8,340	$7,941
Other comprehensive income - change in fair value of interest rate swaps	38	2	41	145
Comprehensive income	2,717	2,756	8,381	8,086
Comprehensive income attributable to noncontrolling interest	1,972	1,918	6,057	5,623
Comprehensive income attributable to Sterling Real Estate Trust	$745	$838	$2,324	$2,463

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED September 30, 2014 (UNAUDITED)

		Common	Accumulated	Total		Accumulated
	Common	Shares	Earnings	Beneficial	Noncontrolling	Comprehensive
	Shares	Amount	(Deficit)	Interest	Interest	Loss	Total
	(in thousands)
BALANCE, DECEMBER 31, 2013	5,454	$68,051	$(12,075)	$55,976	$141,539	$(309)	$197,206
Shares issued pursuant to trustee compensation plan	2	23		23			23
Contribution of assets in exchange for the issuance of noncontrolling interest shares					16,156		16,156
Shares/units redeemed	(218)	(3,049)		(3,049)	(1,138)		(4,187)
Dividends declared			(3,683)	(3,683)	(9,664)		(13,347)
Dividends reinvested - stock dividend	172	2,392		2,392			2,392
Issuance of shares under optional purchase plan	91	1,330		1,330			1,330
UPREIT units converted to REIT common shares	47	700		700	(700)		—
Purchase of subsidiary ownership from noncontrolling interest		(810)	—	(810)	101		(709)
Increase in fair value of interest rate swaps						41	41
Distributions paid to consolidated real estate entity noncontrolling interests					(11)		(11)
Net income			2,312	2,312	6,028		8,340
BALANCE, SEPTEMBER 30, 2014	5,548	$68,637	$(13,446)	$55,191	$152,311	$(268)	$207,234

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2014 AND 2013 (UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES
Net income	$8,340	$7,941
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate	(69)	(37)
Net gain on investment in marketable securities	(463)	—
Gain on involuntary conversion	(24)	(17)
Loss on impairment of property	—	226
Equity in income of unconsolidated affiliates	(785)	(604)
Depreciation	8,834	8,047
Amortization	1,379	1,370
Effects on operating cash flows due to changes in
Tenant security deposits	(239)	(295)
Due from related party	59	337
Receivables	627	(1,074)
Prepaid expenses	990	707
Marketable securities	(7,219)	—
Other assets	(8)	(3,471)
Due to related party	(87)	16
Tenant security deposits payable	235	368
Accounts payable - trade	(41)	111
Accrued expenses and other liabilities	2,020	2,688
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,549	16,313

INVESTING ACTIVITIES
Purchase of real estate investment properties	(4,986)	(13,018)
Capital expenditures and tenant improvements	(7,186)	(4,026)
Proceeds from sale of real estate investments	625	276
Proceeds from involuntary conversion	—	252
Investment in unconsolidated affiliates	(648)	(199)
Distributions received from unconsolidated affiliates	1,081	849
Real estate tax, insurance and replacement reserve escrows	(602)	(3,939)
Notes receivable issued	(600)	—
Notes receivable payments received	—	4
Deferred insurance proceeds	189	(91)
NET CASH USED IN INVESTING ACTIVITIES	(12,127)	(19,892)

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2014 AND 2013 (UNAUDITED) (Continued)

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
FINANCING ACTIVITIES
Payments for financing costs	(382)	—
Payments on investment certificates	(6)	(379)
Reinvested proceeds from investment certificates	8	—
Principal payments on special assessments payable	(25)	(6)
Proceeds from issuance of mortgage notes payable	13,908	29,054
Principal payments on mortgage notes payable	(5,833)	(14,838)
Proceeds from issuance of shares under optional purchase plan	1,330	789
Shares/units redeemed	(4,187)	(3,078)
Dividends/distributions paid	(10,450)	(8,850)
Payment of syndication costs	—	(67)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,637)	2,625

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,215)	(954)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,849	4,556

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,634	$3,602

SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$9,179	$8,476

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$2,392	$2,034
Dividends declared and not paid	1,248	1,134
UPREIT distributions declared and not paid	3,277	2,689
UPREIT units converted to REIT common shares	700	69
Stock issued pursuant to trustee compensation plan	23
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	15,466	25,109
Contributed assets in real estate venture	1,316	—
Purchase of subsidiary ownership from noncontrolling interest in exchange for the issuance of noncontrolling interest units in UPREIT	791	—
Increase in land improvements due to increase in special assessments payable	167	147
Unrealized gain on interest rate swaps	(41)	(145)
Acquisition of assets through assumption of debt and liabilities and property purchased with financing	705	4,500
Capitalized interest related to construction in progress	158	—
Acquisition of assets with accounts payable	937	(348)

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Note 1 - Organization

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP” f/k/a INREIT Properties, LLLP) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of September 30, 2014 and December 31, 2013, Sterling owned approximately 27.6% and 28.7%, respectively, of the operating partnership. The operating partnership is the 100% owner of 39 single asset limited liability companies.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2014 and consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the the three and nine months ended September 30, 2014 and 2013, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2014 and our consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity and our consolidated statement cash flows for the three and nine months ended September 30, 2014 and 2013, as applicable. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling,  Sterling Properties, LLLP, and 39 single asset limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

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

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 130 properties.  The trust’s 83 residential properties are located in North Dakota, Minnesota, and Nebraska and are principally multi-family apartment buildings.  The trust owns 47 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the trust’s mix of properties is 66.1% residential and 33.9% commercial (based on cost) and total $422,113 in real estate investments at September 30, 2014.

Residential Property	Location	No. of Properties	Units
	North Dakota	72	4,680
	Minnesota	9	1,453
	Nebraska	2	316
		83	6,449

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	810,496
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	13	360,306
	Mississippi	1	14,820
	Texas	1	7,296
	Wisconsin	6	74,916
		47	1,369,423

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three and nine months ended September 30, 2014 and 2013.

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-family apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2014 and December 31, 2013 of $2,338 and $2,383, respectively. We owed $941 and $960 of our respective share of the mortgage loan balance as of September 30, 2014 and December 31, 2013, respectively.  However, the operating partnership is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2014 and December 31, 2013 of $11,304 and $11,432, respectively. We owed $5,652 and $5,716 for our respective share of the mortgage loan balance as of September 30, 2014 and December 31, 2013, respectively. However, the operating partnership is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2014 and December 31, 2013 of $7,253 and $7,349, respectively. We owed $4,836 and $4,899 for our respective share of the mortgage loan balance on September 30, 2014 and December 31, 2013, respectively. However, the operating partnership is jointly and severally liable for the full mortgage balance.

The operating partnership owns an 82.50% interest as a tenant in common in a 61 unit residential, multi-family apartment complex in Fargo, North Dakota. The property was unencumbered at September 30, 2014 and December 31, 2013, respectively.

The operating partnership is a 99% owner of Michigan Street Transit Center, LLC (“Transit Center”) through 100% ownership in a limited liability company. The operating partnership has contributed approximately $644 in cash and $1,316 in property contributions to the Transit Center in May and June 2014, respectively. As of September 30, 2014, the property owned by the Transit Center consisted of land previously occupied by a building and parking ramp in Duluth, Minnesota which were demolished during the three months ended September 30, 2014.  The property was unencumbered at September 30, 2014 and December 31, 2013, respectively.

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

In determining whether a joint venture is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our’s and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of September 30, 2014, we assessed one of our joint venture arrangements as a variable interest entity where we were not the primary beneficiary.  In addition, four of our joint venture arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of September 30, 2014 and December 31, 2013, the unconsolidated affiliates held total assets of $32,379 and $31,289 and mortgage notes payable of $20,896 and $21,164, respectively.

Concentration of Credit Risk

Our cash balances are maintained in various bank deposit accounts. The bank deposit amounts in these accounts may exceed federally insured limits at various times throughout the year.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Furniture and fixtures	9 years

Depreciation expense for the three months ended September 30, 2014 and 2013 totaled $3,013 and $2,755, respectively.

Depreciation expense for the nine months ended September 30, 2014 and 2013 totaled $8,834 and $8,047, respectively.

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the three and nine months ended September 30, 2014 and 2013.  Based on evaluation, there were $226 of impairment losses during the three and nine months ended September 30, 2013.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Properties Held for Sale

We account for our properties held for sale in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which addresses financial accounting and reporting in a period in which a component or group of components of an entity either has been disposed of or is classified as held for sale.

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

The results of operations of a component of an entity that either has been disposed of or is classified as held-for-sale under the requirements of ASC 360, shall be reported in discontinued operations in accordance with ASC 205, Presentation of Financial Statements (“ASC 205”) if both of the following conditions are met:

•	operations and cash flows of the component have been or will be eliminated from the ongoing operations of the entity as a result of the disposal transaction;
•	the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

There were no properties classified as held for sale at September 30, 2014 or December 31, 2013.  See Note 20.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of September 30, 2014 and December 31, 2013, management determined no allowance was necessary for uncollectible receivables.

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

September 30, 2014 AND 2013 (UNAUDITED)

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at September 30, 2014 and 2013.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

contributes the real estate to a partnership in exchange for a partnership interest. The conversion of a partnership interest to shares of beneficial interest in the REIT will be a taxable event to the limited partner.

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2014 and December 31, 2013 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2011.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $31 and $79 for the three months ended September 30, 2014 and 2013, respectively. The straight-line rent adjustment increased revenue by $163 and $304 for the nine months ended September 30, 2014 and 2013, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of September 30, 2014 and December 31, 2013 was $2,515 and $2,352, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of September 30, 2014 and 2013, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended September 30, 2014 and 2013, Sterling’s denominators for the basic and diluted earnings per common share were approximately 5,517,000 and 5,405,000, respectively. For the nine months ended September 30, 2014 and 2013, Sterling’s denominators for the basic and diluted earnings per common share were approximately 5,467,000 and 5,358,000, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  In accordance with ASU 2014-08, a discontinued operation represents (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (ii) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (i) a separate major line of business, (ii) a separate major geographic area of operations, (iii) a major equity method investment, or (iv) other major parts of an entity. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The standard is not applied to components of an entity that were sold or classified as held for sale prior to the adoption of the standard.

We have elected to adopt this standard early, effective January 1, 2014, which primarily has the impact of reflecting gains and losses on the sale of operating properties prospectively within continuing operations, and results in not classifying the operations of such operating properties as discontinued operations in all periods presented. Subsequent to our adoption of ASU 2014-08, the sale of real estate that does not meet the definition of a discontinued operation under the standard will be included in gain on sale of operating properties in our condensed consolidated statements of comprehensive operations.

In May 2014, the Financial Accounting Standards Board, or FASB, and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange.  ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have not yet determined the effect ASU 2014-09 will have on our consolidated financial statements.

NOTE 3 – segment reporting

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multi-family and assisted senior living properties. Our commercial properties include retail, office, industrial, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and certain general and administrative expenses.  The accounting policies of each segment are consistent with those described in Note 2 of this report.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2014 and 2013, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Three months ended September 30, 2014	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$13,485	$4,266	$17,751
Expenses from rental operations	7,202	757	7,959
Net operating income	$6,283	$3,509	9,792
Interest			3,051
Depreciation and amortization			3,485
Administration of REIT			977
Other (income)/expense			(400)
Net income			$2,679

Three months ended September 30, 2013	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$10,766	$4,722	$15,488
Expenses from rental operations	4,972	1,181	6,153
Net operating income	$5,794	$3,541	9,335
Interest			2,683
Depreciation and amortization			3,047
Administration of REIT			1,157
Loss on impairment of property			226
Other (income)/expense			(267)
Income from continuing operations			2,489
Discontinued operations			265
Net income			$2,754

Nine months ended September 30, 2014	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$39,011	$13,086	$52,097
Expenses from rental operations	20,364	2,281	22,645
Net operating income	$18,647	$10,805	29,452
Interest			9,197
Depreciation and amortization			10,216
Administration of REIT			3,331
Other (income)/expense			(1,632)
Net income			$8,340

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Nine months ended September 30, 2013	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$30,917	$14,103	$45,020
Expenses from rental operations	14,020	3,462	17,482
Net operating income	$16,897	$10,641	27,538
Interest			8,036
Depreciation and amortization			8,848
Administration of REIT			3,926
Loss on impairment of property			226
Other (income)/expense			(642)
Income from continuing operations			7,144
Discontinued operations			797
Net income			$7,941

Segment Assets and Accumulated Depreciation

As of September 30, 2014	Residential	Commercial	Total
	(in thousands)
Real estate investments	$325,280	$152,431	$477,711
Accumulated depreciation	(36,307)	(19,291)	(55,598)
	$288,973	$133,140	422,113
Cash and cash equivalents			9,634
Restricted deposits and funded reserves			6,426
Investment in unconsolidated affiliates			9,032
Receivables and other assets			3,845
Investment in marketable securities			7,682
Financing and lease costs, less accumulated amortization			2,750
Intangible assets, less accumulated amortization			9,521
Total Assets			$471,003

As of December 31, 2013	Residential	Commercial	Total
	(in thousands)
Real estate investments	$296,377	$153,873	$450,250
Accumulated depreciation	(30,075)	(16,983)	(47,058)
	$266,302	$136,890	403,192
Cash and cash equivalents			13,849
Restricted deposits and funded reserves			5,585
Investment in unconsolidated affiliates			7,366
Receivables and other assets			4,879
Financing and lease costs, less accumulated amortization			2,950
Intangible assets, less accumulated amortization			10,479
Total Assets			$448,300

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

note 4 – real estate investments

As of September 30, 2014	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$38,891	$28,285	$67,176
Building and improvements	262,015	122,680	384,695
Furniture and fixtures	18,984	1,466	20,450
Construction in progress	5,390	—	5,390
	325,280	152,431	477,711
Less accumulated depreciation	(36,307)	(19,291)	(55,598)
	$288,973	$133,140	$422,113

As of December 31, 2013	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$36,625	$28,506	$65,131
Building and improvements	240,343	123,900	364,243
Furniture and fixtures	17,372	1,467	18,839
Construction in progress	2,037	—	2,037
	296,377	153,873	450,250
Less accumulated depreciation	(30,075)	(16,983)	(47,058)
	$266,302	$136,890	$403,192

Construction in progress consists of costs associated with the development of a new, four building 156 unit multi-family apartment community under construction in Bismarck, North Dakota.  The project is estimated to cost $16,000 and is expected to be substantially completed in June 2015.  The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for the project.  Building one of four was placed in service August 2014 and approximately $3,319 was reclassified from construction in progress to placed in service.  Subsequent to quarter end, building two of four was placed in service as of October 15, 2014.  See Note 16 for additional information.

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

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of September 30, 2014 and December 31, 2013, we have recorded a liability and other comprehensive loss of $268 and $309, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 – NOTES RECEIVABLE

Notes receivable consisted of a $600 note to an unaffiliated party to provide working capital and for improvements on a residential property bearing interest at a rate of 6.5% and is personally guaranteed by the owner.  Accrued interest is due monthly beginning in October 2014 until the note is paid in full.  The principal plus accrued interest will be due and payable on the earlier of 1) within ninety days of the lender’s demand, which demand may be made at any time after June 1, 2015 or 2) August 31, 2016.

note 7 – investment in marketable securities

Investments in marketable securities consist of real estate backed equity securities.  These securities are stated at market value, as determined by the most recently traded price of each security at the balance sheet date.  Consistent with the Company’s overall investment objectives and activities, the marketable securities portfolio is classified as trading (as defined by U.S. generally accepted accounting principles).  Accordingly all unrealized gains and losses on this portfolio are recorded in income.  The following table summarizes the Company’s investment in marketable securities as of September 30, 2014.  As of December 31, 2013, the Company held no marketable securities.

	September 30, 2014
	Cost	Fair	Unrealized
	Basis	Value	Gain (Loss)
	(in thousands)
Common stock	$2,026	$2,064	$37
Preferred stock	4,369	4,701	333
Mutual funds, Exchange-traded funds and other	873	917	44
Total equity securities	$7,268	$7,682	$414

Net gain from investments in marketable securities for the nine months ended September 30, 2014 is summarized below:

September 30, 2014
(in thousands)
Net realized (loss) gain from sales of marketable securities	$48
Net unrealized gain from marketable securities	414
Dividend income	252
$714

NOTE 8 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2014	Intangibles	Amortization	Intangibles, net
	(in thousands)
In-place leases	$11,622	$(4,121)	$7,501
Above-market leases	2,466	(446)	2,020
Below-market leases	(1,378)	536	(842)
	$12,710	$(4,031)	$8,679

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Lease	Accumulated	Lease
As of December 31, 2013	Intangibles	Amortization	Intangibles, net
	(in thousands)
In-place leases	$11,733	$(3,383)	$8,350
Above-market leases	2,466	(337)	2,129
Below-market leases	(1,385)	432	(953)
	$12,814	$(3,288)	$9,526

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Years ending December 31,	Amount
(in thousands)
2015	$1,055
2016	1,055
2017	1,055
2018	1,055
2019	1,055
Thereafter	3,404
$8,679

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of September 30, 2014 was 12.0 years.

NOTE 9 – LINES OF CREDIT

We have a $15,000 variable rate (1-month LIBOR plus 2.35%) line of credit agreement with Wells Fargo Bank, which expires in July 2015; a $3,000 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expired November 1, 2014; and a $2,660 variable rate (prime rate less 0.25%) line of credit agreement with Bell State Bank & Trust, which expires in April 2015. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; Minneapolis/St. Paul, Minnesota, Moorhead, Minnesota, Fargo, North Dakota, Mandan, North Dakota, and Austin, Texas, respectively. We also have a $1,000 variable rate (the greater of the prime rate or 3.25%) unsecured line of credit agreement with Bremer Bank, which expired October 31, 2014.  At December 31, 2013, there was no balance outstanding on the lines of credit, leaving $21,000 unused under the agreements.  The line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of September 30, 2014 and December 31, 2013, we were in compliance with all covenants.

Subsequent to September 30, 2014 the $3,000 variable rate line of credit with Bremer Bank was extended to January 31, 2015 while negotiations are ongoing to renew the line.  In addition, the $1,000 unsecured line of credit with Bremer Bank was increased to $2,000 with a variable interest rate equal to the prime rate less 0.5% maturing October 31, 2015.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 10 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.  As of September 30, 2014 and December 31, 2013 all are fixed rate notes.

		Interest	Principal Balance At
		Rate Per	September 30,	December 31,
Maturity Date	Property Name	Annum	2014	2013
			(in thousands)
Residential Properties
April-2021	Arbor I	4.48%	$452	$—
April-2021	Arbor II	4.48%	462	—
April-2021	Arbor III	4.48%	459	—
October-2017	Auburn II	6.30%	616	625
July-2019	Autumn Ridge 3 &4	4.50%	3,225	3,318
January-2016	Autumn Ridge 1 & 2	5.74%	2,822	2,868
October-2033	Bayview	4.62%	3,497	3,582
June-2018	Berkshire	3.75%	299	311
June-2024	Betty Ann and Martha Alice	3.95%	1,178	1,203
September-2021	Brookfield	3.75%	1,251	1,366
September-2036	Carling Manor	4.10%	527	538
July-2021	Carlton Place	4.34%	7,567	—
August-2034	Columbia West	4.61%	3,436	—
November-2024	Country Club and Country Side	4.10%	585	619
October-2033	Courtyard	3.92%	4,362	4,475
October-2019	Danbury	5.03%	2,979	3,037
October-2028	Dellwood	4.55%	8,010	8,146
March-2017	Eagle Run	3.95%	4,616	4,713
June-2018	Emerald Court	3.75%	612	637
July-2024	Fairview	3.95%	3,202	3,257
June-2023	Flickertail	3.75%	5,866	5,947
June-2020	Forest	4.55%	478	492
December-2017	Galleria III	4.10%	617	630
August-2029	Glen Pond	5.17%	15,861	16,096
April-2031	Griffin Court	4.38%	695	—
April-2021	Hannifin	4.48%	519	—
October-2017	Hunter's Run I	6.30%	296	300
April-2021	Islander	4.48%	942	—
June-2020	Kennedy	4.55%	521	537
December-2017	Library Lane	6.10%	1,888	1,915
May-2021	Maple Ridge	5.69%	4,306	4,353
October-2028	Maplewood Bend	4.58%	5,488	5,580
February-2018	Mayfair	3.63%	799	822
October-2023	Montreal Courts	4.91%	19,762	19,976
September-2017	Oak Court	5.98%	1,839	1,863
June-2020	Pacific Park I	4.55%	775	798
June-2020	Pacific Park II	4.55%	664	683
June-2020	Pacific Park South	4.55%	409	421

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

		Interest	Principal Balance At
		Rate Per	September 30,	December 31,
Maturity Date	Property Name	Annum	2014	2013
			(in thousands)
February-2018	Parkwood	3.63%	1,174	1,208
December-2023	Pebble Creek	4.65%	4,624	4,700
June-2018	Prairiewood Courts	3.75%	1,479	1,539
October-2020	Prairiewood Meadows	6.17%	2,353	2,386
November-2023	Richfield/Harrison	4.39%	6,379	6,488
September-2017	Rosegate	5.93%	2,343	2,373
September-2036	Saddlebrook	4.10%	1,084	1,107
August-2019	Sierra Ridge Phase I	5.46%	2,619	2,668
November-2019	Sierra Ridge Phase II	5.92%	3,310	3,362
October-2022	Somerset	4.01%	3,273	3,318
July-2021	Southgate	5.96%	2,971	3,019
February-2020	Southview III	4.50%	232	236
December-2017	Southview Villages	6.10%	2,064	2,094
June-2020	Spring	4.55%	633	651
April-2015	Stonybrook	5.40%	5,489	5,574
January-2022	Sunset Ridge	4.44%	9,026	9,146
May-2019	Sunview	4.10%	1,206	1,230
April-2023	Sunwood Estates	4.37%	2,995	3,032
June-2019	Terrace on the Green	6.53%	2,139	2,163
October-2022	Twin Parks	4.01%	2,327	2,359
May-2019	Village	4.10%	1,064	1,085
July-2016	Village Park	6.15%	862	884
June-2018	Westwind	3.75%	340	354
June-2020	Westwood	4.55%	4,901	5,041
April-2023	Willow Park	3.59%	4,348	4,434
Commercial Properties
September-2017	Guardian Building Products	3.45%	2,252	2,318
October-2033	Titan Machinery - Dickinson, ND	4.50%	972	996
December-2019	Titan Machinery - Fargo, ND	4.18%	1,165	1,198
August-2033	Titan Machinery - Marshall, MN	4.50%	2,249	2,304
August-2017	Titan Machinery - Minot, ND	3.29%	1,699	1,750
February-2023	Titan Machinery - Redwood Falls, MN	4.25%	1,709	1,754
October-2028	Titan Machinery - Sioux City, IA	4.50%	1,674	1,736
March-2016	Bio-life Properties - ND, MN, WI (9 total)	7.65%	7,850	8,800
December-2016	Bio-life Properties - Marquette, MI	7.06%	1,121	1,258
August-2017	Aetna	5.93%	6,849	6,945
December-2017	32nd Avenue Office (a)	2.57%	2,231	2,272
March-2019	Echelon	4.25%	1,125	1,161
April-2018	Gate City	3.97%	1,024	1,050
September-2020	Goldmark Office Park	5.33%	4,225	4,664
April-2020	Great American Building (a)	7.25%	1,046	1,072
October-2015	Regis	5.68%	9,360	9,527
April-2018	Dairy Queen - Dickinson, ND	3.63%	675	709
April-2025	Walgreens-Alexandria	5.69%	1,996	2,097

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

		Interest	Principal Balance At
		Rate Per	September 30,	December 31,
Maturity Date	Property Name	Annum	2014	2013
			(in thousands)
March-2034	Walgreens-Batesville	6.85%	6,346	6,460
June-2021	Walgreens-Colorado	4.50%	4,254	4,339
August-2033	Walgreens-Fayetteville	6.85%	4,870	4,962
October-2024	Walgreens-Laurel	6.07%	1,977	2,077
			$247,786	$239,008

(a)	interest rate per annum is swap rate

Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of September 30, 2014 and December 31, 2013 we were in compliance with all covenants.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2014 (October 1, 2014 to December 31, 2014)	$2,070
2015	22,945
2016	20,133
2017	36,033
2018	11,298
2019	19,359
Thereafter	135,948
Total payments	$247,786

NOTE 11 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2014		December 31, 2013
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial assets:
Investment in marketable securities	$7,682	$7,682	$—	$—
	(in thousands)
Financial liabilities:
Mortgage notes payable	$247,786	$252,994	$239,008	$240,486
Fair value of interest rate swaps	$268	$268	$309	$309

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2014
Fair value of interest rate swaps	$—	$268	$—	$268
Investment in marketable securities	7,682	—	—	7,682
December 31, 2013
Fair value of interest rate swaps	$—	$309	$—	$309

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 5.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2014
Mortgage notes payable	$—	$—	$252,994	$252,994
December 31, 2013
Mortgage notes payable	$—	$—	$240,486	$240,486

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.40% to 4.53% and from 4.50% to 4.65% at September 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of September 30, 2014.  The Company’s mortgage notes payable are further described in Note 10.

NOTE 12 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of September 30, 2014 and December 31, 2013, outstanding limited partnership units totaled 14,557,000 and 13,547,000 respectively. As of September 30, 2014 and 2013, the operating partnership declared distributions of $3,277 and $2,689 respectively, to limited partners paid in October 2014 and 2013. Distributions per unit were $0.6750 and $0.6300 during the first nine months of 2014 and 2013, respectively.

During the first nine months of 2014 and 2013, Sterling exchanged 47,000 and 5,000 common shares for 47,000 and 5,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $700 and $69, respectively.

At the sole and absolute discretion of the limited partnership, and so long as a Redemption Plan exists, Limited Partners may request the operating partnership redeem their limited partnership units.  The operating partnership may choose to offer the Limited Partner (i) cash for the redemption or, at the request of the Limited Partner, (2) offer shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share (the “Exchange Request”).  The Exchange Request shall be exercised pursuant to a Notice of Exchange.  If the issuance of Sterling common shares pursuant to an Exchange Request will cause the shareholder to exceed the ownership limitations, among other reasons, payment will be made to the Limited Partner in cash.  No Limited Partner may exercise an Exchange Request more than twice during any calendar year, and Exchange Requests may not be made for less than 1,000 limited partnership units.  If a Limited Partner owns less than 1,000 limited partnership units, all of the limited partnership units held by the Limited Partner must be exchanged pursuant to the Exchange Request.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 13 – REDEMPTION PLANS

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

During the first nine months of 2014 and 2013, the Company redeemed 218,000 and 121,000 common shares valued at $3,049 and $1,547, respectively.  In addition, during the first nine months of 2014 and 2013, the Company redeemed 81,000 and 119,000 units valued at $1,138 and $1,531, respectively.

NOTE 14 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of September 30, 2014 and December 31, 2013,  there were 5,548,000 and 5,454,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.6750 per share and $0.6300 per share for the nine months ended September 30, 2014 and 2013, respectively.

In May 2014, the Company acquired the remaining ownership interest in the Eagle Run property located in West Fargo, North Dakota.  Prior to the merger, the operating partnership was an 81.25% owner in the single asset limited liability partnership.  The change in ownership interest has been accounted for as an equity transaction, and no gain or loss has been recognized in consolidated net income or comprehensive income.  The following schedule discloses the effects of changes in Sterling’s ownership interest in the subsidiary on Sterling’s equity.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Net income attributable to Sterling and transfers (to) from the noncontrolling interest:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net income attributable to Sterling shareholders	$735	$837	$2,312	$2,418

Transfers to the noncontrolling interest
Decrease in Sterling's paid-in capital for purchase of remaining interest in Eagle Run Partnership	(19)	—	(810)	—

Change from net income attributable to Sterling shareholders and transfers to noncontrolling interest	$716	$837	$1,502	$2,418

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed five thousand dollars per fiscal quarter without our prior approval. The purchase prices per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $15.00 and $14.00 at September 30, 2014 and December 31, 2013, respectively. See discussion of determination of estimated value in Note 21.

Therefore, the purchase price per common share for dividend reinvestments was $14.25 and $13.30 and for additional optional cash purchases was $15.00 and $14.00 at September 30, 2014 and December 31, 2013, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the nine months ended September 30, 2014,  172,000 shares were issued pursuant to dividend reinvestments and 91,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the nine months ended September 30, 2013,  153,000 shares were issued pursuant to dividend reinvestments and 56,000 shares were issued pursuant to additional optional cash purchases under the plan.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 16 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the first nine months of 2014 and 2013, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland.  For the nine months ended September 30, 2014 and 2013, we paid management fees of $4,818 and $3,701, respectively, to GOLDMARK Property Management.

Board of Trustee Fees

We incurred Trustee fees of $35 and $38 during the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, we owed our Trustees $11 for unpaid board of trustee fees.  There were no board of trustee fees owed to our Trustees as of December 31, 2013.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.  In March 2014, our Board revised the Trustee Compensation Plan effective January 1, 2014.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

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

Total Cost	Fee	Range of Fee	Formula
0 – 10M	5.0%	0 - .5M	0M – 5.0% x (TC – 0M)
10M - 20M	4.5%	.5M - .95M	.50M – 4.5% x (TC – 10M)
20M – 30M	4.0%	.95M – 1.35M	.95M – 4.0% x (TC – 20M)
30M – 40M	3.5%	1.35M – 1.70M	1.35M – 3.5% x (TC – 30M)
40M – 50M	3.0%	1.70M – 2.00M	1.70M – 3.0% x (TC – 40M)

TC = Total Project Cost

Management Fees

During the first nine months of 2014 and 2013, we incurred advisory management fees of $1,356 and $1,068 with Sterling Management, LLC, our Advisor, for advisory management fees. As of September 30, 2014 and December 31, 2013, we owed our Advisor $156 and $294, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During the first nine months of 2014 and 2013, we incurred acquisition fees of $553 and $1,103, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of September 30, 2014 and December 31, 2013.

Financing Fees

During the first nine months of 2014 and 2013, we incurred financing fees of $40 and $121 with our Advisor for loan financing and refinancing activities, respectively. There were no financing fees owed to our Advisor as of September 30, 2014 and December 31, 2013.

Disposition Fees

During the first nine months of 2014 and 2013, we incurred disposition fees of $16 and $8, respectively, with our Advisor.  See Note 20. There were no disposition fees owed to our Advisor as of September 30, 2014 and December 31, 2013, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Development Fees

During the first nine months of 2014, we incurred $166 in development fees with our Advisor.  During the first nine months of 2013, there were no development fees incurred with our Advisor.  As of September 30, 2014, we owed our Advisor $17 for unpaid development fees as part of the 10% hold back.

Commissions

During the first nine months of 2014 and 2013, we incurred brokerage fees of $0 and $67, respectively, to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees until June 2013. Brokerage fees were based on 8% of the purchase price of Sterling common shares sold and 4% of the purchase price of UPREIT units sold.  As of September 30, 2014 and December 31, 2013, there were no outstanding brokerage fees owed to the broker-dealer.

During the first nine months of 2014 and 2013, we incurred real estate commissions of $606 and $921, respectively, owed to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of September 30, 2014 and December 31, 2013.

Rental Income

During the first nine months of 2014 and 2013, we received rental income of $134 and $134, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the first nine months of 2014 and 2013, we received rental income of $39 and $28, respectively, under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.

During the first nine months of 2014 and 2013, we received rental income of $32 and $31, respectively, under operating lease agreements with our Advisor.

Construction Costs

During the first nine months of 2014 and 2013, we incurred costs related to the construction of a 156 unit apartment community in Bismarck, North Dakota of $6,512 and $1,021 to GOLDMARK Development, respectively.  As of September 30, 2014 and December 31, 2013, we owed GOLDMARK Development $427 and $102, respectively, for retainage.  In addition as of September 30, 2014 and December 31, 2013 we owed GOLDMARK Development $976 and $365, respectively, for unpaid construction fees.

NOTE 17 - rentals under operating leases / rental incomE

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $39,011 and $30,917 for the nine months ended September 30, 2014 and 2013, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the nine months ended September 30, 2014 and 2013, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $1,629 and $2,801, respectively, totaled $13,086 and $14,103, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 18 - PROPERTY management fees

We have entered into various property management agreements with unrelated management companies. The agreements provide for the payment of property management fees based on a percentage of rental income. During the nine months ended September 30, 2014 and 2013, we incurred property management fees of $55 and $75, respectively, to unrelated management companies.

During the nine month periods ended September 30, 2014 and 2013, we paid property management fees of $4,818 and $3,701, respectively, to GOLDMARK Property Management, a related party.  The Company’s related party property management fees are further described in Note 16.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

NOTE 20 – DISPOSITIONS

During the nine months ended September 30, 2014 the Company closed on the following property disposition:

On August 1, 2014, the operating partnership sold a 14,736 square foot office property in Norfolk, Nebraska for approximately $625 and recognized a gain of approximately $69.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

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

	Discontinued Operations		Discontinued Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Income from rental operations
Real estate rental income	$—	$540	$—	$1,620
Tenant reimbursements	—	68	—	205
	—	608	—	1,825
Expenses
Expenses from rental operations
Interest	—	94	—	297
Depreciation and amortization	—	181	—	542
Real estate taxes	—	68	—	206
	—	343	—	1,045
Administration of REIT
Acquisition and disposition expenses	—	—	—	25
Total expenses	—	343	—	1,070
Income from discontinued operations before gain on sale	—	265	—	755
Gain on sale of discontinued operations	—	—	—	42
Gain from discontinued operations	$—	$265	$—	$797

NOTE 21 – BUSINESS COMBINATIONS AND ACQUISITIONS

We continue to implement our strategy of acquiring properties in desired markets.

Purchases during the first nine months of 2014

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

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

In August 2014, the operating partnership purchased a 54 unit apartment complex in Fargo, North Dakota for approximately $2,646.  The purchase was financed with the combination of the issuance of limited partnership units valued at approximately $1,760 and cash. The interest was purchased from entities affiliated with Messrs. Regan and Wieland,  related parties, who received limited partnership units valued at approximately $488 and $169, respectively.

The following table summarizes the fair value of the assets acquired and liabilities assumed during the nine months ended September 30, 2014

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
	(in thousands)
Barrett Arms Apartments, Crookston, MN	$1,104	$—	$—	$—	$—	$1,104
Chandler 1802, Grand Forks, ND	1,320	—	—	—	—	1,320
Echo Manor Apartments, Hutchinson, MN	1,080	—	—	—	—	1,080
Westcourt Apartments, Fargo, ND	3,520	—	—	—	—	3,520
Eagle Run Apartments, West Fargo, ND (1)	1,566	—	—	—	(876)	690
Griffin Court Apartments, Moorhead, MN	4,848	—	—	—	(704)	4,144
Parkwest Gardens Apartments, West Fargo, ND	6,840	—	—	—	—	6,840
Dakota Manor Apartments, Fargo, ND	2,646	—	—	—	—	2,646
	$22,924	$—	$—	$—	$(1,580)	$21,344

(1)	Assumed loan presented as consideration given, however, previously consolidated the single asset LLP due to controlling financial interest.

Total consideration given for acquisitions through September 30, 2014 was completed through issuing approximately 1,146,000 limited partnership units of the operating partnership valued at $14.00 per unit and $15.00 per unit for an aggregate consideration of approximately $16,156, assumed loans of $1,580, assumed liabilities and deferred maintenance of $202 and cash of $4,986. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

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

In September 2013, the operating partnership purchased a 151 unit apartment complex in St. Louis Park, Minnesota for approximately $8,758.  The purchase was financed with a combination of a $4,500 loan, the issuance of limited partnership units valued at approximately $5,398 and cash.  The property was purchased from entities affiliated with Messrs. Regan, Wieland, and Furness, related parties, who received limited partnership units valued at approximately $1,340,  $973 and $239, respectively.

The following table summarizes the fair value of the assets acquired and liabilities assumed during the nine months ended September 30, 2013:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
	(in thousands)
Titan Machinery, Redwood Falls, MN	$3,902	$745	$11	$—	$—	$4,658
44th Street, Fargo, ND	2,310	—	—	—	—	2,310
Forest Avenue, Fargo, ND	740	—	—	—	—	740
Kennedy, Fargo, ND	714	—	—	—	—	714
Pacific Park I, Fargo, ND	957	—	—	—	—	957
Pacific Park II, Fargo, ND	1,036	—	—	—	—	1,036
Pacific Park South, Fargo, ND	550	—	—	—	—	550
Spring, Fargo, ND	950	—	—	—	—	950
Stanford Court, Grand Forks, ND	4,416	—	—	—	—	4,416
Dellwood Estates, Anoka, MN	11,500	—	—	—	—	11,500
Arbor Apartments, Bismarck, ND	636	—	—	—	—	636
Granger Court I, Fargo, ND	3,127	—	—	—	—	3,127
Schrock Apartments, Fargo, ND	756	—	—	—	—	756
Courtyard Apartments, St. Louis Park, MN	8,758	—	—	—	—	8,758
	$40,352	$745	$11	$—	$—	$41,108

Total consideration given for acquisitions through September 30, 2013 was completed through issuing approximately 1,794,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $22,953,  a new loan of $4,500 and cash of $13,655. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014 AND 2013 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Estimated Value of Units/Shares

The Board of Trustees has determined an estimate of fair value for the trust shares issued in the first nine months of 2014 and 2013.  In addition, the Board of Trustees, acting as general partner for the operating partnership, has determined an estimate of fair value for the limited partnership units issued in the first nine months of 2014 and 2013.  In determining this value, the board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations.  The board also relied on valuation methodologies that are commonly used in the real estate industry.  The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

Based on the results of the methodologies, the Board determined the fair value of the shares and limited partnership units to be $14.00 per shares/unit for the first three months of 2014 through March 27, 2014 and the first nine months of 2013.  The Board determined the fair value of the shares and limited partnership units to be $15.00 per share/unit effective March 28, 2014.

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

NOTE 22 - SUBSEQUENT EVENTS

On October 15, 2014, we paid a dividend or distribution of $0.2250 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on September 30, 2014.

In October 2014, the operating partnership purchased an 80 unit apartment complex in Hutchinson, Minnesota for approximately $4,320.  The purchase price was financed with the issuance of limited partnership units, an assumed loan and cash.

In October 2014, the operating partnership purchased 16 acres of development land in Bismarck, North Dakota adjacent to development currently in the construction phase for approximately $2,246 with cash.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 27.6% of the operating partnership as of September 30, 2014.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

We use this UPREIT structure to facilitate acquisitions of real estate properties. A sale of property directly to a REIT is generally a taxable transaction to the property seller. However, in an UPREIT structure, if a property seller exchanges the property with one of its operating partnerships in exchange for limited partnership units, the seller may defer taxation of gain in such exchange until the seller resells its limited partnership units or exchanges its limited partnership units for the REIT’s common stock. By offering the ability to defer taxation, we may gain a competitive advantage in acquiring desired properties over other buyers who cannot offer this benefit. In addition, investing in our operating partnership, rather than directly in Sterling, may be more attractive to certain institutional or other investors due to their business or tax structure. If an investor is interested in making a substantial investment in our operating partnership, our structure provides us the flexibility to accommodate different terms for each investment, while applicable tax laws generally restrict a REIT from charging different fee rates among its shareholders. Finally, if our shares become publicly traded, the former property seller may be able to achieve liquidity for his investment in order to pay taxes.

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

As of September 30, 2014, approximately 66.1% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota and Nebraska.  Most multi-family properties are leased to a variety of tenants under short‑term leases.

As of September 30, 2014, approximately 33.9% of our properties were comprised of office, retail, industrial and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 130 properties containing approximately 6,449 apartments  and 1,369,000 square feet of leasable commercial space as of September 30, 2014.  The portfolio has a net book value of approximately $422,113, which includes construction in progress, and book equity, including noncontrolling interests, of approximately $152,311 as of September 30, 2014.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to our shareholders as fiduciaries. In addition, the Board has a duty to supervise our relationship with the Advisor, and evaluate the performance of and fees paid to the Advisor on an annual basis prior to renewing the Advisory Agreement with the Advisor. Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent of our Advisor. Our trustees are elected annually by our shareholders. Although we have executive officers, we do not have any paid employees.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine month period ended September 30, 2014 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $7,077 or 15.7% for the nine months ended September 30, 2014, compared to same nine month period in 2013.
•	Acquired eight (8) properties totaling 610 residential apartment units for a total of $22,924 during the nine months ended September 30, 2014.
•	Declared and paid dividends totaling $0.6750 per common share for first, second and third quarters of 2014.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

	Three months ended September, 2014			Three months ended September, 2013
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$13,485	$4,266	$17,751	$10,766	$4,722	$15,488
Real Estate Expenses
Real Estate Taxes	1,066	238	1,304	1,053	644	1,697
Property Management Fees	1,634	71	1,705	1,256	86	1,342
Utilities	959	209	1,168	728	239	967
Repairs and Maintenance	3,136	227	3,363	1,596	192	1,788
Insurance	407	12	419	339	20	359
Total Real Estate Expenses	7,202	757	7,959	4,972	1,181	6,153
Net Operating Income	$6,283	$3,509	$9,792	$5,794	$3,541	$9,335
Interest			3,051			2,683
Depreciation and amortization			3,485			3,047
Administration of REIT			977			1,157
Loss on impairment of property			—			226
Other (income)/expense			(400)			(267)
Income from continuing operations			2,679			2,489
Discontinued operations			—			265
Net Income			$2,679			$2,754

Net Income Attributed to:
Noncontrolling Interest			$1,944			$1,917
Sterling Real Estate Trust			$735			$837
Dividends per share (1)			$0.2250			$0.2100
Earnings per share			$0.13			$0.16
Weighted average number of common shares			5,517			5,405

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $17,751 for the three months ended September 30, 2014 increased approximately $2,263 or 14.6% in comparison to the same period in 2013.  Residential property revenues increased approximately $2,719 while commercial property revenues decreased approximately $456.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	September 30,	September 30,
	2014	2013
Residential occupancy	95.6%	97.2
Commercial occupancy	98.4%	99.2

Residential revenues for the three month period ended September 30, 2014 increased $2,719 in comparison to the same period for 2013.  Approximately $2,397 of the increase was due to residential properties acquired since January 1, 2013.  Rental income from residential properties owned for more than one year increased approximately $322 in comparison to the same period in 2013.  Residential revenues comprised 76.0% of total revenues for the three month period ended September 30, 2014 compared to 69.5% of total revenues for the three month period ended September 30, 2013.  The residential occupancy rates for the three months ended September 30, 2014 decreased 1.6% primarily due to the number of new apartments available in the Midwest market in recent months and the onboarding of the first building placed in service of the Bismarck, North Dakota development project.

For the three month period ended September 30, 2014 total commercial revenues decreased $456 in comparison to the same period for 2013. The overall decrease includes an increase in revenues of approximately $115 from commercial properties acquired since January 1, 2013.  Rental income from commercial properties owned for more than one year decreased approximately $571 in comparison to the same period in 2013 primarily due to decreased CAM income (common area maintenance) and tenant turnover at an office property in Duluth, Minnesota.  Commercial revenues comprised 24.0% of the total revenues for the three month period ended September 30, 2014 compared to 30.5% of total revenues for the three month period ended September 30, 2013.

Expenses

Residential expenses from operations of $7,202 during the three month period ended September 30, 2014 increased $2,230 or 44.9% in comparison to the same period in 2013. This increase was primarily attributed to the increase in number of residential properties owned during the three month period ended September 30, 2014 versus the same period in 2013.      In addition, increased repair and maintenance expenses reflect the investments made to position these properties for continued rate increases, tenant retention, and market competiveness.

Commercial expenses from operations of $757 during the three month period ended September 30, 2014 decreased $424 or 35.9%  in comparison to the same period in 2013.  The decrease was in part attributed to decreases in real estate tax expense on our North Dakota properties due to tax relief and a decrease that corresponds to the reduction in commercial CAM income.

Interest expense of $3,051 during the three month period ended September 30, 2014 increased $368 in comparison to the same period in 2013. Interest expense was approximately 17.2% and 17.3% of rental income for the three month period ended September 30, 2014 and 2013, respectively.

Depreciation and amortization expense increased 14.4% from $3,047 for the three months ended September 30, 2013 to approximately $3,485 for the three months ended September 30, 2014. The $438 increase was primarily a result of depreciation and amortization for the 15 properties added to our portfolio since September 30, 2013. Depreciation and amortization expense as a percentage of rental income for the three month periods ended September 30, 2014 and 2013 was relatively consistent at 19.6% and 19.7%, respectively.

REIT administration expenses decreased from $1,157 for the three months ended September 30, 2013 to $977 for the three month periods ended September 30, 2014 due to a decrease in acquisition expenses related to acquisition activity in comparison to the same period in 2013.

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

Residential NOI increased $489 or 8.4% for the three month period ended September 30, 2014 in comparison to the same three month period in 2013 due primarily to acquisition activity in the residential segment. Commercial NOI decreased $32 or 0.9% for the three month period ended September 30, 2014 in comparison to the same three month period in 2013 due primarily to a  scheduled step rent decrease related to tenant improvements, and tenant turnover at an office property in Duluth, Minnesota.

Net Income

Net income for the three months ended September 30, 2014 was $2,679 compared to $2,754 for the three months ended September 30, 2013.  Our net income was negatively impacted by the sale of the senior living property in October 2013 and increased repairs and maintenance expenses, which were partially offset by increased operating revenues.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

	Nine months ended September, 2014			Nine months ended September, 2013
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$39,011	$13,086	$52,097	$30,917	$14,103	$45,020
Real Estate Expenses
Real Estate Taxes	3,152	728	3,880	2,981	1,940	4,921
Property Management Fees	4,653	220	4,873	3,546	230	3,776
Utilities	3,629	656	4,285	2,589	650	3,239
Repairs and Maintenance	7,752	636	8,388	4,094	594	4,688
Insurance	1,178	41	1,219	810	48	858
Total Real Estate Expenses	20,364	2,281	22,645	14,020	3,462	17,482
Net Operating Income	$18,647	$10,805	$29,452	$16,897	$10,641	$27,538
Interest			9,197			8,036
Depreciation and amortization			10,216			8,848
Administration of REIT			3,331			3,926
Loss on lease terminations			—			—
Loss on impairment of property			—			226
Other (income)/expense			(1,632)			(642)
Income from continuing operations			8,340			7,144
Discontinued operations			—			797
Net Income			$8,340			$7,941

Net Income Attributed to:
Noncontrolling Interest			$6,028			$5,523
Sterling Real Estate Trust			$2,312			$2,418
Dividends per share (1)			$0.6750			$0.6300
Earnings per share			$0.42			$0.45
Weighted average number of common shares			5,467			5,358

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $52,097 for the nine months ended September 30, 2014 increased approximately $7,077 or 15.7% in comparison to the same period in 2013. Residential property revenues increased approximately $8,094 while commercial property revenues decreased approximately $1,017.

The following table illustrates changes in occupancy for the nine month periods indicated:

	September 30,	September 30,
	2014	2013
Residential occupancy	96.6%	97.7
Commercial occupancy	98.8%	99.2

Residential revenues for the nine month period ended September 30, 2014 increased $8,094 in comparison to the same period for 2013.  Approximately $7,307 of the increase was due to residential properties acquired since January 1,

2013.  Rental income from residential properties owned for more than one  year increased approximately $787 in comparison to the same period in 2013.  Residential revenues comprised 74.9% of total revenues for the nine month period ended September 30, 2014 compared to 68.7% of total revenues for the nine month period ended September 30, 2013. The residential occupancy rates for the nine months ended September 30, 2014 decreased 1.1% primarily due to the number of new apartments available in the Midwest market recent months.

For the nine month period ended September 30, 2014 commercial revenues decreased $1,017 in comparison to the same period for 2013. The decrease is despite an increase in revenues of approximately $380 from commercial properties acquired since January 1, 2013.  Rental income from commercial properties owned for more than one year decreased approximately $1,397 in comparison to the same period in 2013 primarily due to decreased CAM income (common area maintenance) and tenant turnover at an office property in Duluth, Minnesota.  Commercial revenues comprised 25.1% of the total revenues for the nine month period ended September 30, 2014 compared to 31.3% of total revenues for the nine month period ended September 30, 2013.

Expenses

Residential expenses from operations of $20,364 during the nine month period ended September 30, 2014 increased $6,344 or 45.2% in comparison to the same period in 2013. This increase was primarily attributed to the increase in number of residential properties owned during the nine month period ended September 30, 2014 versus the same period in 2013.  In addition, increased repair and maintenance expenses reflect the investments made to position these properties for continued rate increases, tenant retention, and market competiveness.

Commercial expenses from operations of $2,281 during the nine month period ended September 30, 2014 decreased $1,181 or 34.1%  in comparison to the same period in 2013.  The decrease was in part attributed to decreases in real estate tax expense on our North Dakota properties due to tax relief and a decrease that corresponds to the reduction in commercial CAM income.

Interest expense of $9,197 during the nine month period ended September 30, 2014 increased $1,161 in comparison to the same period in 2013. Interest expense was approximately 17.7% and 17.8% of rental income for the nine month periods ended September 30, 2014 and 2013, respectively. The decrease of interest expense as a percentage of rental income during the nine month period ended September 30, 2014 was a result of lower interest rates for mortgage notes payable during this period in 2014 compared to the same period in 2013 and increased rental revenues from acquired properties unencumbered by mortgages.

Depreciation and amortization expense increased 15.5% from $8,848 for the nine months ended September 30, 2013 to approximately $10,216 for the nine months ended September 30, 2014. The $1,368 increase was primarily a result of depreciation and amortization for the 15 properties added to our portfolio since September 30, 2013. Depreciation and amortization expense as a percentage of rental income for the nine month periods ended September 30, 2014 and 2013 was consistent at 19.6% and 19.7%, respectively.

REIT administration expenses decreased from $3,926 for the nine months ended September 30, 2013 to $3,331 for the nine month period ended September 30, 2014 due to a decrease in acquisition expenses related to less acquisition activity during the three quarters of 2014 in comparison to the same period in 2013.

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

Residential NOI increased $1,750 or 10.4% for the nine month period ended September 30, 2014 in comparison to the same nine month period in 2013 due primarily to acquisition activity in the residential segment. Commercial NOI increased $164 or 1.5% for the nine month period ended September 30, 2014 in comparison with the same nine month period in 2013 due primarily to lower real estate tax expense in the commercial segment.

Net Income

Net income for the nine months ended September 30, 2014 was $8,340 compared to $7,941 for the nine months ended September 30, 2013.  The increase was primarily due to higher residential operating revenues and lower real estate tax expense, all partially offset by the sale of the senior living property in October 2013 and increased repair and maintenance expenses, all as described above.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the nine month period ended September 30, 2014

We acquired eight properties for a total of $22,924 during the first nine months of 2014. Total consideration for the acquisitions was the issuance of approximately $16,156 in limited partnership units of the operating partnership, assumed loans of $1,580, assumed liabilities and deferred maintenance of $202 and cash of $4,986.

During the third quarter of 2014, the operating partnership sold a 14,736 square foot office property in Norfolk, Nebraska for proceeds of approximately $625 and recognized a gain of approximately $69.

Property Acquisitions and Dispositions during the nine month period ended September 30, 2013

We acquired fourteen properties for a total of $41,108 during the first nine months of 2013. Total consideration for the acquisitions was the issuance of approximately $22,953 in limited partnership units of the operating partnership, a new loan of $4,500 and cash of $13,655.

During the second quarter of 2013,  we sold a parcel of land for a total of $276 and recognized a $42 gain on the sale.

See Notes 20 and 21 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the nine month periods ended September 30, 2014 and 2013.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three and nine months ended September 30, 2014 and 2013, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September, 2014			Three months ended September, 2013
			Per			Per
		Weighted Avg	Share and		Weighted Avg	Share and
	Amount	Shares and Units(1)	Unit (2)	Amount	Shares and Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$735	5,517	$0.13	$837	5,405	$0.16

Add back:
Noncontrolling Interest - OPU	1,944	14,557		1,926	12,558
Depreciation & Amortization from continuing operations	3,485			3,047
Depreciation & Amortization from discontinued operations	—			181
Pro rata share of unconsolidated affiliate depreciation & amortization	121			121
Loss on impairment of property	—			226
Subtract:
(Gains) loss on land and depreciable asset sales	(69)			—
Funds from operations applicable to common shares and limited partnership units	6,216	20,074	$0.31	6,338	17,963	$0.35
Add back:
Acquisition and disposition expenses	194			620
Modified Funds from Operations (MFFO)	$6,410	20,074	$0.32	$6,958	17,963	$0.39

(1)	Please see Note 12 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

	Nine months ended September, 2014			Nine months ended September, 2013
			Per			Per
		Weighted Avg	Share and		Weighted Avg	Share and
	Amount	Shares and Units(1)	Unit (2)	Amount	Shares and Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,312	5,467	$0.42	$2,418	5,358	$0.45

Add back:
Noncontrolling Interest - OPU	6,019	14,186		5,515	12,183
Depreciation & Amortization from continuing operations	10,216			8,848
Depreciation & Amortization from discontinued operations	—			542
Pro rata share of unconsolidated affiliate depreciation & amortization	364			324
Loss on impairment of property	—			226
Subtract:
(Gains) loss on land and depreciable asset sales	(69)			(42)
Funds from operations applicable to common shares and limited partnership units	18,842	19,653	$0.96	17,831	17,541	$1.02
Add back:
Acquisition and disposition expenses	1,244			2,207
Modified Funds from operations (MFFO)	$20,086	19,653	$1.02	$20,038	17,541	$1.14

(1)	Please see Note 12 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

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

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Net cash flows provided by operating activities	$13,549	$16,313
Net cash flows used in investing activities	$(12,127)	$(19,892)
Net cash flows provided by (used in) financing activities	$(5,637)	$2,625

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

Net cash provided by operating activities was $13,549 and  $16,313 for the nine months ended September 30, 2014 and 2013, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the nine months ended September 30, 2014 and 2013 were primarily from property operations of our real estate portfolio.  In addition during the nine months ended September 30, 2014, we invested $7,219 in marketable securities consisting of real estate backed equity securities.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash used in investing activities was $12,127 and $19,892 for the nine months ended September 30, 2014 and 2013, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the nine months ended September 30, 2014 and 2013, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $12,172 and $17,044, respectively, and the change in restricted cash for real estate tax, insurance and replacement reserve escrows was $602 and $3,939, respectively.    In addition, during the nine months ended September 30, 2014, we loaned $600 to a non-affiliated entity.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $5,637 for the nine months ended September 30, 2014.  Net cash provided by financing activities was  $2,625 for the nine months ended September 30, 2013. During the  nine months ended September 30, 2014,  we paid approximately $10,450 in dividends and distributions, redeemed  $4,187 of shares and units, received proceeds from new mortgage notes payable of approximately $13,908,  and made mortgage principal payments of approximately $5,833.  For the nine months ended September 30, 2013,  we paid approximately $8,850 in dividends and distributions, redeemed  $3,078 of shares and units, received proceeds from new mortgage notes payable of approximately $29,054, and made mortgage principal payments of approximately $14,838.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2014 to September 30, 2014 totaling $3,683 or $0.6750 per share, including amounts reinvested through the dividend reinvestment plan.  During the nine months ended September 30, 2014, we paid cash dividends of $1,196 and dividends of $2,487 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $13,549 from our cash flows from operations and  $1,081 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2013 to September 30, 2013 totaling $3,369 or $0.6300 per share, including amounts reinvested through the dividend reinvestment plan.  During the nine months ended September 30, 2013, we paid cash dividends of $1,322 and dividends of $2,047 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $16,313 from our cash flows from operations and $849 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cash flows provided by operations (includes net income of $8,340 and $7,941, respectively)	$13,549	$16,313
Distributions from unconsolidated affiliates	1,081	849
Gain on sales of properties	69	37
Dividends declared	(3,683)	(3,369)
Excess	$11,016	$13,830

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2014, we declared and paid distributions of $9,664 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.6750 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of September 30, 2014, the limited partnership declared distributions of $3,277 which represented distributions for the quarter ended September 30, 2014, and we paid such amount on October 15, 2014.

For the nine months ended September 30, 2013, we declared and paid distributions of $7,814 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.6300 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of September 30, 2013, the limited partnership declared distributions of $2,689 which represented distributions for the quarter ended September 30, 2013, and we paid such amount on October 15, 2013.

Sources of Dividends

For the nine months ended September 30, 2014, we paid aggregate dividends of $3,683, which were paid 100% from cash flows provided by operating activities. Our funds from operations, or FFO, was $18,842 while our modified funds from operations, or MFFO, for the nine months ended September 30, 2014 was $20,086; therefore our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2013, we paid aggregate dividends of $3,369 which were paid 100% from cash flows provided by operating activities. Our FFO was $17,831 while our MFFO, as of the nine months ended September 30, 2013 was $20,038. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At September 30, 2014, our cash resources consisted of cash and cash equivalents totaling approximately $9,634. In addition, we had unencumbered properties with a gross book value of $49,910, which could potentially be used as collateral to secure additional financing in future periods.  We also had marketable securities totaling approximately $7,682, which could be used for operations or acquisitions in future periods.

We have a $15,000 variable rate (1-month LIBOR plus 2.35%) line of credit agreement with Wells Fargo Bank, which expires in July 2015; a $3,000 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expired November 1, 2014; and a $2,660 variable rate (prime rate less 0.25%) line of credit agreement with Bell State Bank & Trust, which expires in April 2015. The lines of credit are secured by properties in Duluth, Minnesota; St. Cloud, Minnesota; Minneapolis/St. Paul, Minnesota, Moorhead, Minnesota, Fargo, North Dakota, Mandan, North Dakota, and Austin, Texas, respectively. We also have a $1,000 variable rate (the greater of the prime rate or 3.25%) unsecured line of credit agreement with Bremer Bank, which expired October 31, 2014.  At September 30, 2014 and December 31, 2013, there was no balance outstanding on the lines of credit, leaving $21,000 unused under the agreements.    The line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of September 30, 2014 and December 31, 2013, we were in compliance with all covenants.

Subsequent to September 30, 2014 the $3,000 variable rate line of credit with Bremer Bank was extended to January 31, 2015 while negotiations are ongoing to renew the line. It is anticipated that this line will be increased to $4,000 with a variable interest rate equal to the prime rate less 0.5%.   In addition, the $1,000 unsecured line of credit with Bremer Bank was increased to $2,000 with a variable interest rate equal to the prime rate less 0.5% maturing October 31, 2015.

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

Our cash resources can be used for working capital needs and other commitments.   Our lines of credit and certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios.  As of September 30, 2014 and December 31, 2013 we were in compliance with all covenants.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the nine months ended September 30, 2014, we did not sell any common shares in private placements. During the nine months ended September 30, 2014, we issued 172,000 and 91,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively and raised gross proceeds of $3,722.  During the nine months ended September 30, 2013, we did not sell any common shares in private placements. During the nine months ended September 30, 2013, we issued 153,000 and 56,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively and raised gross proceeds of $2,823.

During the nine months ended September 30, 2014, we issued limited partnership units valued at approximately $16,156 in connection with the acquisition of eight properties.

During the nine months ended September 30, 2013, we issued limited partnership units valued at approximately $22,953 in connection with the acquisitions of fourteen properties.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of September 30, 2014, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three month period ended September 30, 2014, except as described below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $15, as set forth in the table below, during the three month period ended September 30, 2014 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Dakota Manor Apartments, Fargo, ND	08/07/14	117,317	1,760

On July 28, 2014, the Company issued 1,560 shares to independent trustees pursuant to the Trustee Compensation Plan pursuant to Section 4(2) and Rule 506 of Regulation D.

Other Sales

During the three months ended September 30, 2014, we issued  45,119 common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D. The issuances during the three months ended September 30, 2014 were as set forth below:

Total Number of
Common Shares
Period	Exchanged
July 1-31, 2014	1,000
August 1-31, 2014	—
September 1-30, 2014	44,119
45,119

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended September 30, 2014:

						Shares (and
						Maximum Number (or
			Average	Total Number of	Total Number of	Approximate Dollar Value) of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	the Plans or Programs
July 1-31, 2014	10,000	4,000	$14.00	800,000	482,000	$13,217,000
August 1-31, 2014	5,000	7,000	$14.00	805,000	489,000	$13,038,000
September 1-30, 2014	—	—	$14.00	805,000	489,000	$—
Total	15,000	11,000

For the three months ended September 30, 2014, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended September 30, 2014, all common shares and units redeemed were redeemed as part of the publicly announced plans.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statement of Shareholders’ Equity for nine months ended September 30, 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 13, 2014

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)