Form 10-K
period 2014-12-31
Sterling Real Estate Trust
filed 2015-03-30
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Shares of Beneficial Interest

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ☑ No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ◻ Yes ☑ No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ◻ No

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes ◻ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	◻	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻ Yes ☑ No

The aggregate market value of the common shares of beneficial interest held by non-affiliates as of June 30, 2014 was approximately $70,130,048, computed by reference to the price at which the common shares was last sold as of such date. The common shares of beneficial interest are not listed on any national exchange or over-the-counter market or quoted on any national securities market.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 25, 2015
Common Shares of Beneficial Interest, $0.01 par value per share	6,419,402.75325

Documents Incorporated by Reference: Portions of Sterling’s Proxy Statement for its 2015 Annual Meeting of Shareholders, which Sterling intends to file with the Securities and Exchange Commission within 120 days after the end of Sterling’s fiscal year ended December 31, 2014, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If Sterling does not file its Proxy Statement on or before 120 days after the end of its 2014 fiscal year, Sterling will file the required information in an amendment to this Annual Report on Form 10-K.

Sterling Real Estate Trust

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

PART I

All dollar amounts in this Form 10-K are stated in thousands with the exception of share and per share amounts, unless otherwise indicated.

ITEM 1.    BUSINESS

GENERAL

Sterling Real Estate Trust (“we,” “us,” “our,” “Company” or “Sterling”) is a real estate investment trust (“REIT”), formed in North Dakota as an unincorporated business trust on December 3, 2002. References in this Annual Report on Form 10-K to the “Company,” “Sterling,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. We were formed for the purpose of investing in a diversified portfolio primarily of commercial properties (such as retail, office and medical) and multi-family dwellings (such as apartment buildings and senior assisted or independent living centers). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors.  At December 31, 2014, we owned directly or through our operating partnership,  137 properties in eleven states.

UPREIT Structure

We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we conduct substantially all of our investment activities and hold all or substantially all of our assets through our operating partnership Sterling Properties, LLLP. We control the operating partnership as the general partner and own approximately 27.8% of the operating partnership as of December 31, 2014. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be our assets and income.

Operating Partnership

Our operating partnership, Sterling Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of commercial properties and multi-family dwellings located principally in the upper and central Midwest United States.

Since our formation, our focus has consisted of owning and operating income-producing real estate properties. In 2006, we held 23 total properties approximating $56,265 in total assets. Between 2007 and 2014, we focused extensively on strengthening the multifamily component of our portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties were located in North Dakota. By the end of 2014, our portfolio has grown to 137 properties, approximating $567,021 in total assets, and book equity, including noncontrolling interests, of approximately $205,634 as of December 31, 2014. As of December 31, 2014, our portfolio contained approximately 8,065 apartment units and 1,369,542 square feet of leasable commercial space.

As of December 31, 2014,  approximately 74.3% (based on cost) of the properties were apartment communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2014,  approximately 25.7%  (based on cost) of the properties were comprised of office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

RECENT EVENTS

On December 19, 2014 Sterling Real Estate Trust (“Sterling”) through its Operating Partnership, Sterling Properties, L.L.L.P., acquired the 2014 Suburban Minneapolis Multi-Family Portfolio located in the greater Minneapolis/St. Paul metropolitan area.  The acquisition was funded with cash on hand, three newly secured loans and borrowings under our lines of credit.  The properties acquired consist of seven multi-family apartment communities totaling 1,494 units located in the greater Minneapolis/St. Paul metropolitan area. Sterling’s 2014 financial information includes costs related to these acquisitions, the debt incurred and the results of operations for 12 days.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Our Advisor

Our external Advisor is Sterling Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf. The Advisor is owned in part by Kenneth Regan, a trustee and our Chief Executive Officer, by an entity controlled by James Wieland, also one of our trustees and by Bradley Swenson our President. In addition, Messrs. Regan, Wieland and Swenson serve on the Board of Governors of the Advisor. From 2007 to 2014, our Advisor’s staff increased in number and expertise, growing from 4 to 10 full-time employees including a president, chief accounting officer, senior accountant, investor relations and finance manager.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders. In addition, the Board has a duty to supervise our relationship with the Advisor, and evaluates the performance of and fees paid to the Advisor on an annual basis prior to renewing the Advisory Agreement with the Advisor.    The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 27, 2014, effective January 1, 2014.   Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent of our Advisor. Our trustees are elected annually by our shareholders.

Although we have executive officers, we do not have any paid employees. Our President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Secretary are also officers, employees, owners or governors of our Advisor. Among others, such executive officers oversee our Advisor’s day-to-day operations with respect to us. However, when doing so, such executive officers are acting on behalf of our Advisor in performing the Advisor’s obligations under the Advisory Agreement. Generally, the only services performed by our executive officers in their capacity as our executive officers are those required by law or regulation, such as executing documents as required by North Dakota law and providing certifications required by the federal securities laws. The Advisor is paid a management fee, acquisition fee, disposition fee, financing fee, and development fee, as applicable.  For additional information regarding these fees see Note 16 to the financial statements.

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

(2)

The Advisor serves as both our and our operating partnership’s advisor. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 2.3% and 1.7%, respectively, of our shares as of December 31, 2014.

(3)

We control the operating partnership as the general partner, and own approximately 27.8% of the operating partnership as of December 31, 2014. Mr. Regan and Mr. Wieland beneficially owned and had voting power over approximately 13.4% and 11.9%, respectively, of the operating partnership as of December 31, 2014.

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

Currently, our investment guidance is that our real estate investments be allocated approximately as follows:

•	up to 80% in multi-family and apartment properties;
•	up to 50% in commercial properties, of which:
•	up to 70% in office properties;
•	up to 30% in retail properties;
•	up to 30% in industrial properties; and
•	up to 5% in land properties.

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

SEGMENT DATA

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multi-family. Our commercial properties include retail, office, industrial, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and other general and administrative expenses.

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

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with any contamination. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations, and some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Some of these laws and regulations may impose joint and several liability on residents, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us.

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

Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay dividends. We do not believe our existing portfolio as of December 31, 2014 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

AVAILABLE INFORMATION

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and all amendments to these filings with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the operation of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We will make these reports available, free of charge, by responding to requests addressed to 1711 Gold Drive South, Suite 100, Fargo, North Dakota 58103. You may also request reports by calling the telephone number (701) 353-2720. Additionally, we maintain an internet site at  www.sretrust.com, which includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. This reference to our website is not intended to incorporate information found on the website into this filing.

ITEM 1A.    RISK FACTORS

Risks Related to Sterling Real Estate Trust

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

We cannot be sure our Advisor will be successful in locating suitable investments on financially attractive terms, or be certain that operation of the properties will avoid the risks attendant to real estate acquisitions, such as:

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

The commercial and multi-family real estate industries are highly competitive, and we face competition for investment opportunities. These competitors may be real estate developers, real estate financing entities, real estate investment trusts, mutual funds, hedge funds, investment banking firms, institutional investors and other entities or investors that acquire real estate and may have substantially greater financial resources than we do. These entities or investors may be able to accept more risk than our Board of Trustees believes is in our best interest. This competition may limit the number of suitable investment opportunities offered to us. This competition also may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire properties or interests in properties. In addition, we believe competition from entities organized for purposes similar to ours may increase in the future.

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

Our future success substantially depends on the active participation of James Wieland, one of our trustees, Kenneth Regan, our Chief Executive Officer and a trustee,  and Bradley J. Swenson, our President. Messrs. Wieland and Regan are also governors and owners of the Advisor. Messrs. Wieland, Regan and Swenson have over 30 years of extensive experience each in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing, and through the Advisor, in locating desirable real estate investments and where serving as property manager, managing our properties. Losing the services of Messrs. Wieland, Regan, or Swenson could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us.

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

We may issue securities with more favorable terms than the outstanding shares without shareholder approval.

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

Our trustees and officers have duties to us and our shareholders in connection with their management of us. At the same time, we, as general partner will have duties to our operating partnership and its limited partners in connection with the management of the operating partnership. Our duties as general partner of the operating partnership may come into conflict with the duties of our trustees and officers to us and our shareholders. The LLLP Agreement of our operating partnership expressly limits our liability for monetary damages by providing we will not be liable for losses sustained, liabilities incurred or benefits not derived if we acted in good faith. In addition, our operating partnership is required to indemnify us and our trustees and officers from and against any and all claims arising from operations of our operating partnership, unless it is established: (1) the act or omission was material and committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe the act or omission was unlawful. The LLLP Agreement also provides that we will not be held responsible for any misconduct or negligence on the part of any agent appointed by us in good faith.

If we are deemed to be an investment company under the Investment Company Act, our shareholders’ investment return may be reduced.

We are not registered as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”) based on exemptions we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act.  Registration as an investment company would be costly, would subject us to a host of complex regulations, and would divert the attention of management from the conduct of our business. If the SEC or a court of competent jurisdiction were to find we are required, but in violation of the Investment Company Act had failed, to register as an investment company, possible consequences include, but are not limited to, the following: (i) the SEC could apply to a district court to enjoin the violation; (ii) our shareholders could sue us and recover any damages caused by the violation; (iii) any contract to which we are party made in, or whose performance involves a violation of the Investment Company Act would be unenforceable by any party to the contract unless a court were to find that under the circumstances enforcement would produce a more equitable result than non-enforcement and would not be inconsistent with the purposes of the Investment Company Act; and (iv) criminal and civil actions could be brought against us. Should we be subjected to any or all of the foregoing, we would be materially and adversely affected.

There is no public trading market for our shares, nor do we expect one to develop, which may negatively impact a shareholders ability to sell their shares and the price at which shares may be sold.

There is no public market for our shares and no assurance one may develop.  In addition, the price shareholders may receive for the sale of their shares is likely to be less than the proportionate value of our investments. If our shareholders are able to find a buyer for their shares, they may have to sell them at a substantial discount from the price they purchased the shares. Consequently, shareholders may not be able to liquidate their investments in the event of emergency or for any other reason. Therefore, shareholders should consider our securities as illiquid and a long-term investment and should be prepared to hold their shares for an indefinite period of time.

The estimated value of our common stock is based on a number of assumptions and estimates that may not be accurate and is also subject to a number of limitations.

The current estimated value of our common stock equals $15.50 per share.  The methodology used by our board to determine this value was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain and no subsequent valuation has been undertaken by us.  The valuation process involves a number of estimates, assumptions and subjective judgments that may not be accurate and complete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share.  The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles.  The estimated value of our real estate assets used in the analysis may not necessarily represent the value we would receive or accept if the assets were marketed for sale.  Further, acquisitions and dispositions of properties will have an effect on the value of our estimated price per share, which is not reflected in the current estimated price.  Moreover, the estimated per share value of the common stock does not reflect a liquidity discount for the fact that the shares are not currently traded on a public market, a discount for the non-assumability or prepayment obligations associated with certain loans and other costs that may be incurred in connection with the sale of assets.  As a result a shareholder should not rely on the estimated value per share as being an accurate measure of the then-current value of the shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest dividends by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

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

There are transfer restrictions on the shares, and we do not plan to register the shares for resale.

Other than shares issued under our dividend reinvestment plan, we have not registered our shares under federal or state securities laws, but rather we have sold the shares in reliance on exemptions under applicable federal and state securities laws. Therefore, the shares may be “restricted securities” and may not be resold unless they are subsequently registered under the Securities Act and applicable state securities laws or pursuant to exemption from such registration requirements or may have other transfer restrictions based on the exemption relied on for the sale of the shares. We are not obligated to, nor do we currently plan to, register any shares for resale.

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

Division of loyalty

Several of our officers and/or trustees serve as officers, governors and owners of one or more entities affiliated with our Advisor or trustees, including property managers, tenants of our properties and brokerage companies. As a result, these individuals owe duties to these other entities and their investors, which may conflict with the duties that they owe to us and our shareholders. Their loyalties to these other entities and investors could result in action or inaction detrimental to our business, which could harm implementation of our business strategy and investment and leasing opportunities.

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

We purchase, and we may be required by lenders of mortgage loans or other financings to obtain, certain insurance coverage on our real estate investments. Either the property manager or the Advisor selects policy specifications and insured limits which it believes to be appropriate and adequate given the risk of loss, the cost of the coverage and industry practice. The nature of the tenants at the properties we hold may expose us and our operations to an increase in liability for personal injuries or other losses. There can be no assurance that such insurance will be sufficient to cover potential liabilities. Some of our policies may be subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. Furthermore, insurance against certain risks, such as terrorism, flood and toxic mold, may be unavailable or available at commercially unreasonable rates or in amounts less than the full market value or replacement cost of the properties. There can be no assurance particular risks are currently insurable, will continue to be insurable on an economical basis or current levels of coverage will continue to be available. If a loss occurs that is partially or completely uninsured, we may lose all or part of our investment in a property as well as the anticipated future cash flows from such properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. We may also be liable for any uninsured or underinsured personal injury, death or property damage claims, which could result in decreased dividends to shareholders.

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

From time to time we  have purchased certain real estate properties and leased them back to the sellers of such properties. While we use our best efforts to structure any such leaseback transactions to be characterized as a “true lease” so we will be treated as the owner of the property for federal income tax purposes, we cannot assure you the IRS will not challenge such characterization. If any such re-characterization were successful, deductions for depreciation and cost recovery relating to such real property would be disallowed, interest and penalties could be assessed by the IRS and it is possible, under some circumstances, we could fail to qualify as a REIT as a result.

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

As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) to our shareholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties or to sell other properties. We have incurred mortgage debt and pledged some or all of our properties as security for debt in order to obtain funds to acquire additional properties or for working capital. We have also obtained lines of credit to provide a flexible borrowing source of funds.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2014, we owned 137 properties, containing approximately 8,065 apartments and 1,369,542 square feet of leasable commercial space. Many of our properties are located in the state of North Dakota.

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

With the exception of single tenant buildings, the majority of our investment properties are managed by a third party. However, all decisions relating to purchase, sale, insurance coverage, capital improvements, approval of commercial leases, annual operating budgets, and major renovations are made by our Board, based on input from the Advisor. Property management firms usually receive between 3% and 5% of gross rent collection for their services. Substantially all of our revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. Approximately half of our existing commercial property leases as of December 31, 2014 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2014,  we owned 137 properties in eleven states, primarily located in North Dakota with others located Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska,  Texas and Wisconsin. This portfolio of properties includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota.  We report our results in two reportable segments: residential and commercial properties.  Please see Notes 2 and 3 to the consolidated financials included in this report for more information.

As of December 31, 2014,  approximately 74.3%  (based on cost) of the properties were apartment communities located primarily in North Dakota with others located in Minnesota and Nebraska. Most multi-family dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2014, approximately 25.7%  (based on cost) of the properties were comprised of industrial, office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado,

Iowa, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

The following table sets forth information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2014 (in thousands, except units or leasable sq. ft.).

		# of	Physical
		Units or	Occupancy
		Leasable	at December
Property	Location	Sq. Ft	31, 2014
32nd Avenue Office	Fargo, ND	31,750	100.00%
44th Street	Fargo, ND	42	96.63%
Aetna Building	Bismarck, ND	75,000	100.00%
Applebee’s Neighborhood Bar & Grill	Apple Valley, MN	4,997	100.00%
Applebee’s Neighborhood Bar & Grill	Bloomington, MN	5,043	100.00%
Applebee’s Neighborhood Bar & Grill	Coon Rapids, MN	5,576	100.00%
Applebee’s Neighborhood Bar & Grill	Savage, MN	4,936	100.00%
Arbor Apartments	Bismarck, ND	12	100.00%
Arbor II Apartments	Bismarck, ND	12	100.00%
Arbor III Apartments	Bismarck, ND	12	99.85%
Ashbury *	Fargo, ND	61	99.15%
Auburn II	Fargo, ND	24	95.40%
Autumn Ridge	Grand Forks, ND	144	92.07%
Barrett Arms	Crookston, MN	24	99.68%
Bayview	Fargo, ND	100	98.97%
Becker Furniture Building	Waite Park, MN	30,200	100.00%
Berkshire	Fargo, ND	12	100.00%
Betty Ann	Fargo, ND	24	95.68%
Biolife Plasma Center	Bismarck, ND	11,671	100.00%
Biolife Plasma Center	Eau Claire, WI	11,900	100.00%
Biolife Plasma Center	Grand Forks, ND	13,190	100.00%
Biolife Plasma Center	Janesville, WI	12,225	100.00%
Biolife Plasma Center	Mankato, MN	13,181	100.00%
Biolife Plasma Center	Marquette, MI	11,737	100.00%
Biolife Plasma Center	Onalaska, WI	12,180	100.00%
Biolife Plasma Center	Oshkosh, WI	12,191	100.00%
Biolife Plasma Center	Sheboygan, WI	13,230	100.00%
Biolife Plasma Center	Stevens Point, WI	13,190	100.00%
Brighton Village	New Brighton, MN	240	99.08%
Brookfield	Fargo, ND	72	98.77%
Buffalo Wild Wings	Austin, TX	7,296	100.00%
Candlelight	Fargo, ND	66	91.98%
Carling Manor	Grand Forks, ND	12	73.60%
Carlton Place	Fargo, ND	213	99.10%
Chandler 1866	Grand Forks, ND	12	91.23%
Chandler 1802	Grand Forks, ND	24	99.33%
Columbia West	Grand Forks, ND	70	83.68%
Country Club	Fargo, ND	40	94.29%
Countryside	Fargo, ND	24	100.00%
Courtyard Apartments	St. Louis Park, MN	151	99.24%
Dairy Queen	Dickinson, ND	2,811	100.00%
Dairy Queen	Moorhead, MN	2,712	100.00%
Dakota Manor	Fargo, ND	54	99.94%
Danbury	Fargo, ND	135	95.87%
Dellwood Estates	Anoka, MN	132	99.93%
Eagle Run	West Fargo, ND	144	94.77%
Echelon Building	Fargo, ND	17,000	100.00%
Echo Manor	Hutchinson, MN	30	95.47%
Eide Bailly Building***	Fargo, ND	74,646	100.00%
Emerald Court	Fargo, ND	24	95.70%
Fairview	Bismarck, ND	84	92.41%
Family Dollar Store	Mandan, ND	9,100	100.00%
First International Bank & Trust	Moorhead, MN	3,510	100.00%
Flickertail	Fargo, ND	180	92.22%
Forest Avenue	Fargo, ND	20	100.00%
Four Points Office Building	Fargo, ND	11,973	100.00%

		# of	Physical
		Units or	Occupancy
		Leasable	at December
Property	Location	Sq. Ft	31, 2014
Galleria III	Fargo, ND	18	100.00%
Gate City Bank	Grand Forks, ND	17,406	100.00%
Georgetown Courts	Fridley, MN	462	98.74%
Glen Pond	Eagan, MN	414	99.81%
Goldmark Office Park	Fargo, ND	124,425	96.56%
Grand Forks Marketplace****	Grand Forks, ND	182,522	100.00%
Granger Court	Fargo, ND	59	99.02%
Great American Insurance Building	Fargo, ND	15,000	100.00%
Griffin Court	Moorhead, MN	128	99.96%
Guardian Building Products	Fargo, ND	100,600	100.00%
Hannifin Apartments	Bismarck, ND	14	100.00%
Highland Meadows*****	Bismarck, ND	144	99.04%
Hunter’s Run I	Fargo, ND	12	94.63%
Hunter’s Run II	Fargo, ND	12	100.00%
Islander Apartments	Fargo, ND	24	95.58%
Kennedy	Fargo, ND	12	94.56%
Library Lane	Grand Forks, ND	60	80.91%
Maple Ridge	Omaha, NE	168	93.17%
Maplewood Apartments	Maplewood, MN	240	100.00%
Maplewood Bend	Fargo, ND	182	98.23%
Martha Alice	Fargo, ND	24	100.00%
Mayfair	Grand Forks, ND	24	95.84%
Midtown Plaza	Minot, ND	17,784	94.23%
Monticello Apartments	Fargo, ND	18	100.00%
Montreal Courts Apartments & Townhomes	Little Canada, MN	444	98.27%
O’Reilly Auto Store	Mandan, ND	6,300	100.00%
Oak Court	Fargo, ND	81	90.99%
Pacific Park I	Fargo, ND	30	96.18%
Pacific Park II	Fargo, ND	39	96.90%
Pacific Park South	Fargo, ND	15	92.94%
Parkwest Gardens	West Fargo, ND	142	97.59%
Parkwood	Fargo, ND	40	100.00%
Pebble Creek	Bismarck, ND	70	97.33%
Prairiewood Court I & II	Fargo, ND	60	94.57%
Prairiewood Meadows	Fargo, ND	85	97.93%
Regis Building	Edina, MN	102,448	100.00%
Richfield Harrison	Grand Forks, ND	140	97.07%
Robinwood	Coon Rapids, MN	120	100.00%
Rosedale Estates	Roseville, MN	360	99.48%
Rosegate	Fargo, ND	90	93.60%
Saddlebrook	West Fargo, ND	60	98.36%
Schrock Apartments	Fargo, ND	18	100.00%
Sheridan Pointe Apartments	Fargo, ND	48	100.00%
Sierra Ridge	Bismarck, ND	136	99.78%
Social Security Building	St. Cloud, MN	10,810	100.00%
Somerset	Fargo, ND	75	100.00%
Southgate	Fargo, ND	162	95.87%
Southview III	Grand Forks, ND	18	100.00%
Southview Village	Fargo, ND	72	94.27%
Spring	Fargo, ND	25	91.56%
Stanford Court	Grand Forks, ND	96	87.70%
Stonefield	Bismarck, ND	78	91.57%
Stony Brook	Omaha, NE	148	97.02%
Sunset Ridge	Bismarck, ND	180	91.34%
Sunview	Grand Forks, ND	36	97.22%
Sunwood Estates	Fargo, ND	81	98.88%
Terrace on the Green	Moorhead, MN	116	99.02%
Titan Machinery	Dickinson, ND	17,760	100.00%
Titan Machinery	Fargo, ND	29,800	100.00%
Titan Machinery	Marshall, MN	42,000	100.00%

		# of	Physical
		Units or	Occupancy
		Leasable	at December
Property	Location	Sq. Ft	31, 2014
Titan Machinery	Minot, ND	23,690	100.00%
Titan Machinery	Redwood Falls, MN	38,932	100.00%
Titan Machinery	Sioux City, IA	32,532	100.00%
Twin Oaks	Hutchinson, MN	80	98.15%
Twin Parks	Fargo, ND	66	99.54%
Valley View	Golden Valley, MN	72	100.00%
Village	Grand Forks, ND	35	92.06%
Village Park	Fargo, ND	60	100.00%
Village West	Fargo, ND	80	99.95%
Walgreens	Alexandria, LA	14,560	100.00%
Walgreens	Batesville, AR	14,820	100.00%
Walgreens	Denver, CO	13,390	100.00%
Walgreens	Fayetteville, AR	14,550	100.00%
Walgreens	Laurel, MS	14,820	100.00%
Wells Fargo Building	Duluth, MN	95,961	91.65%
West Pointe Center	Fargo, ND	28,187	100.00%
Westcourt Apartments	Fargo, ND	64	98.83%
Westside	Hawley, MN	14	100.00%
Westwind	Fargo, ND	18	93.92%
Westwood Estates	Fargo, ND	200	99.16%
Willow Park	Fargo, ND	102	97.37%

* 82.50% ownership interest
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

Geography

Of our 137 properties, 92 are located in North Dakota, with 63 being located in the greater Fargo, North Dakota metropolitan statistical area. These 92 North Dakota properties generated approximately 61% of our rental revenue for the year ended December 31, 2014.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of and for the year ended December 31, 2014 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$288,987	49%	$41,915	61%
Minnesota	234,763	40%	19,410	28%
Other	67,386	11%	7,381	11%
	$591,136	100%	$68,706	100%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, 2013 American Community Survey, the estimated combined population of the Fargo, West Fargo and Moorhead metro area is 223,490 people. According to the Bureau of Labor Statistics December 2014 News Release, North Dakota registered the lowest jobless rate at 2.8 percent compared to the US rate of 5.6%. North Dakota also registered the lowest jobless rate in 2012 and 2013.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2014:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	6.6%	6.7%	6.7%	6.3%	6.3%	6.1%	6.2%	6.1%	5.9%	5.8%	5.8%	5.6%
North Dakota (1)	2.6%	2.6%	2.6%	2.5%	2.6%	2.7%	2.8%	2.8%	2.8%	2.8%	2.7%	2.8%

(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Tenants

Our tenants are varied and consist of national, regional, local businesses and individuals. Our commercial/retail properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. In 2014 and 2013, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, restaurant, and medical. Within our office, retail and industrial properties, we have over 80 tenants who operate in numerous industries, including restaurants, pharmacy, financing, banking, insurance, professional services, technology and wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one year periods. The following table lists a summary, as of December 31, 2014, of lease expirations on non-residential properties schedule to occur during each of the ten calendar years from 2015 to 2024 and thereafter, assuming that tenants exercise no renewal options or early termination rights.   Base rents do not include CAM (common area maintenance).

The table is based on leases at December 31, 2014 for our non-residential properties (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring	% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent	Base Rent
Month-to-Month	3	25,003	1.84%	$479	2.91%
2015	15	219,389	16.15%	1,259	7.66%
2016	21	249,813	18.39%	1,136	6.91%
2017	15	241,556	17.78%	794	4.83%
2018	8	34,764	2.56%	133	0.81%
2019	7	18,105	1.33%	101	0.61%
2020	7	37,062	2.73%	103	0.63%
2021	9	179,372	13.20%	1,333	8.11%
2022	1	13,230	0.97%	193	1.17%
2023	4	31,088	2.29%	321	1.95%
2024	1	1,579	0.12%	4	0.02%
Thereafter	20	307,549	22.63%	10,581	64.39%
Leased Total	111	1,358,510	100.00%	$16,437	100.00%

Mortgage Notes Secured by the Properties

At December 31, 2014, we had $324,886 in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2015	$24,178
2016	21,574
2017	33,544
2018	14,065
2019	21,328
Thereafter	210,197
$324,886

Acquisitions and Dispositions

We acquired seventeen properties and disposed of one property during the year ended December 31, 2014. Capitalization rates are a key decision making item used by the Board. Capitalization rates for acquisitions are calculated using projected net operating income divided by the investment. Net operating income is calculated by taking GAAP net income and adding back depreciation, amortization and interest expense. Capitalization rate for dispositions are calculated in the same way with the exception of using historical, rather than projected, net operating income.

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

Shareholders and Limited Unit Holders

As of March 25, 2015, we had 6,419,402.753 common shares of beneficial interests outstanding, held by a total of 876 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 25, 2015, there were approximately 14,762,002.885 limited partnership units of our operating partnership outstanding held by approximately 501 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest on a one-for-one exchange basis. The numbers of common shareholders and limited partners is based on the Company’s records.

Quarterly Dividend Data

We have declared and intend to continue to declare regular quarterly dividends to our common shareholders. Because all of our operations are conducted through our operating partnership, our ability to pay dividends depends on the operating partnership’s ability to make distributions to us and its other limited partners. We pay declared dividends quarterly, whereby the dividend attributable to a calendar quarter would be paid during the first month of the next quarter. Dividends will be paid to common shareholders as of the record dates selected by the Board of Trustees. We intend to make dividends sufficiently to satisfy the requirements for qualification as a REIT for federal tax purposes.

The following tables show the dividends we have declared (including the total amount paid on a per share basis, paid in cash, reinvested in shares of our common stock pursuant to the Dividend Reinvestment Plan, and the total amount paid) during the last two fiscal years (in thousands, except per share data).

	Dividends Per		Reinvested
2014 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.2250	$401	$863	$1,264	(a)
September 30	$0.2250	$402	$846	$1,248
June 30	$0.2250	$396	$824	$1,220
March 31	$0.2250	$399	$817	$1,216
		1,598	3,350	4,948

	Dividends Per		Reinvested
2013 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.2100	$394	$751	$1,145	(a)
September 30	$0.2100	$418	$716	$1,134
June 30	$0.2100	$452	$671	$1,123
March 31	$0.2100	$452	$660	$1,112
		1,716	2,798	4,514

(a)	Fourth quarter dividends paid on January 15th of the following year.

We expect that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions or the Board determines other action prudent.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three month period ended December 31, 2014, except as described below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $15.00, as set forth in the table below, as of December 31, 2014 (in thousands, except per unit data) pursuant to Section 4(2) of Regulation D and Rule 506.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Twin Oaks Apartments, Hutchinson, MN	10/01/14	87,028	$1,305

Other Sales

During the three months ended December 31, 2014, we issued no common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Regulation D and Rule 506.

Repurchases of Securities

Set forth below is information regarding common shares and limited partnership units repurchased under the Company’s publicly announced Repurchase Plans during the three months ended December 31, 2014:

						Shares (and
						Maximum Number (or
			Average	Total Number of	Total Number of	Approximate Dollar Value) of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	Of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	the Plans or Programs
October 1-31, 2014	9,000	3,000	$ 14.00	815,000	492,000	12,874,000
November 1-30, 2014	4,000	—	$ 14.00	819,000	492,000	12,812,000
December 1-31, 2014	8,000	28,000	$ 14.00	827,000	520,000	12,320,000
Total	21,000	31,000

For the year ended December 31, 2014,  we repurchased all shares or units for which we received redemption requests.  In addition, for the year ended December 31, 2014,  all common shares and units repurchased were repurchased as part of the publicly announced plans.

On March 28, 2013, September 26, 2013 and March 27, 2014 our Board of Trustees revised the Share Repurchase Plan. The amended and restated Share Repurchase Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $30,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The repurchase price for such shares and units repurchased under the plan was fixed at $14.00 per share or unit, effective October 16, 2013.  The repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan at any time if it determines to do so is in our best interest.

Effective February 1, 2015, the Board of Trustees increased the share and unit price to $15.50.  In addition, Board of Trustees amended and restated the Share and Unit Repurchase Plans to reflect an increased in the redemption price per share and unit price to $14.50.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this Form 10-K.

	December 31,
	2010	2011	2012	2013	2014
BALANCE SHEET DATA:	(in thousands, except per share data)
Total assets	$343,982	$381,268	$385,095	$448,300	$567,021
Mortgage loans payable, net	$192,172	$217,480	$208,961	$239,008	$324,886
Total liabilities	$204,319	$237,043	$221,904	$251,094	$361,387
Stockholder’s equity	$139,663	$144,225	$163,191	$197,206	$205,634

	Year Ended December 31,
	2010	2011	2012	2013	2014
STATEMENT OF OPERATIONS DATA:
Rental income	$43,438	$49,316	$52,021	$61,943	$70,936
Operating expenses	36,674	40,578	41,453	47,260	57,404
Interest	11,628	12,031	10,925	11,222	12,495
Depreciation and amortization	9,014	10,247	10,516	12,219	14,038
Total expenses	38,577	43,217	44,255	52,866	64,228
Total other income (expense)	897	403	866	890	2,595
Loss on impairment of property	363	264	262	226	—
Discontinued operations	1,854	116	499	3,350	—
Net income	7,613	6,618	9,131	13,317	9,303
Noncontrolling interest in income	5,740	4,891	6,424	9,355	6,724
Net income attributable to Sterling	$1,872	$1,727	$2,707	$3,962	$2,579
Net income per common share	$0.59	$0.46	$0.57	$0.75	$0.47
Weighted average shares outstanding	3,191	3,771	4,733	5,384	5,507
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$14,700	$15,400	$20,093	$23,150	$27,927
Cash flows provided by (used in) investing activities	(17,448)	(11,498)	(9,507)	557	(55,304)
Cash flows provided by (used in) financing activities	4,057	(10,718)	(9,223)	(14,414)	14,171
OTHER DATA
Dividends declared (a)	$2,511	$3,030	$4,023	$4,514	$4,948
Dividends declared per share	$0.7700	$0.8050	$0.8260	$0.8400	$0.9000

(a)	Consists of dividends paid by the Trust on its common shares of beneficial interest.

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

Historically, the geographic location of our properties and credit-worthiness of our tenants have resulted in $0 and $226 property impairments and minimal write-offs on uncollectible rental revenues in 2014 and 2013, respectively. We anticipate this trend will continue through 2015. It is possible, however, tenants may file for bankruptcy or default on their leases in the future and that economic conditions could deteriorate.

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

Debt Maturity

One of our principal long-term liquidity requirements includes repayment of maturing debt. The table on page 37 under Item 2. Mortgage Notes Secured by Properties provides the maturities and scheduled principal payments of our indebtedness as of December 31, 2014 (in thousands). The table does not consider any extension options.

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

Net cash provided by operating activities was $27,927 and $23,150 for the years ended December 31, 2014 and 2013, respectively, which consisted primarily of net income from property operations, adjusted for non-cash depreciation and amortization and gains on sales of investment properties. The funds generated for the years ended December 31, 2014 and 2013 were primarily from property operations of our real estate portfolio.  The increase during the year ended December 31, 2014 to the same period in 2013 is due to the growth of our real estate portfolio.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales) and payments of capitalized property-related costs such as intangible assets and real estate tax and insurance escrows.

Net cash used in investing activities was $55,304 for the year ended December 31, 2014.    During the year ended December 31, 2014, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $54,468 and the change in restricted cash for replacement reserve escrows was  $1,367.  This was offset by cash received as distributions from unconsolidated affiliates of $274 and proceeds from insurance claims of $906.

Net cash provided by investing activities was $557 for the year ended December 31, 2013.   During the year ended December 31, 2013, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $22,244 and the investment in unconsolidated affiliates of $1,229.  This was offset by cash received as distributions from unconsolidated affiliates of $357. During the year ended December 31, 2013, we sold certain properties and received sales proceeds of $23,332.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash provided by financing activities was $14,171 for the year ended December 31, 2014. During the year ended December 31, 2014, cash flows provided by financing activities related primarily to the borrowings on our mortgage notes payable of $24,540, and borrowings on our lines of credit of $16,420.  This was offset by cash used for principal payments on mortgage notes payable of $7,898, share repurchases of $4,904, and cash distributions in the amount of $14,129.

Net cash used in financing activities was  $14,414 for the year ended December 31, 2013. During the year ended December 31, 2013, cash flows used in financing activities related primarily to principal payments on mortgage notes payable of $36,458, share repurchases of $4,300,  and cash distributions in the amount of $11,975.  This was offset by cash received from borrowings on our mortgage notes payable of $40,254.

Dividends

Our objectives are to generate sufficient cash flow over time to provide shareholders and others with non-controlling interests in our operations with increasing dividends and to seek investments with potential for strong returns and capital appreciation throughout varying economic cycles. During 2014 and 2013, we funded 100% of the dividends from operating cash flows. In setting a dividend rate, we focus primarily on expected returns from those investments we have already made to assess the sustainability of a particular dividend rate over time.

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2014 to December 31, 2014 totaling $4,948 or $0.90 per share, including amounts reinvested through the dividend reinvestment plan.  During the year ended December 31, 2014, we paid cash dividends of $1,591 and dividends of $3,238 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $27,927 from our cash flows from operations, and $274 provided by distributions from unconsolidated affiliates, as well as $69 from gain on sale of a property.

We declared cash dividends to our shareholders during the period from January 1, 2013 to December 31, 2013 totaling $4,514 or $0.84 per share, including amounts reinvested through the dividend reinvestment plan.  During the year ended December 31, 2013, we paid cash dividends of $1,716 and dividends of $2,750 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $23,150 from our cash flows from operations, $357 provided by distributions from unconsolidated affiliates, as well as $2,591 from gain on sales of properties.

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

The following table presents certain information regarding our dividend coverage (in thousands):

	December 31,
	2014	2013
	(in thousands)
Cash flows provided by operations (includes net income of $9,303 and $13,317, respectively)	$27,927	$23,150
Distributions from unconsolidated affiliates	274	357
Gain on sales of properties	69	2,591
Dividends declared	(4,948)	(4,514)
Excess	$23,322	$21,584

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2014, we declared and paid distributions of $12,954 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.9000 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of December 31, 2014,  the limited partnership declared distributions of $3,290 which represented distributions for the quarter ended December 31, 2014, and we paid such amount on January 15, 2015.

For the year ended December 31, 2013, we declared and paid distributions of $10,659 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.8400 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of December 31, 2013, the limited partnership declared distributions of $2,845 which represented distributions for the quarter ended December 31, 2013, and we paid such amount on January 15, 2014.

Sources of Dividends

For the year ended December 31, 2014, we paid aggregate dividends of $4,828, which were paid 100% from cash flows provided by operating activities. Our funds from operations, or FFO, was $23,748 while our modified funds from operations, or MFFO, as of December 31, 2014 was $27,949; therefore our management believes our distribution policy is sustainable over time. For the year ended December 31, 2013, we paid aggregate dividends of $4,465 which were paid 100% from cash flows provided by operating activities. Our FFO was $24,117 while our MFFO, as of December 31, 2013 was $27,258. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” below.

If dividends paid to our shareholders are in excess of our current and accumulated earning and profits, such dividends would be considered a return of capital to our shareholders for federal income tax purposes. Our dividends paid in excess of our current and accumulated earnings and profits have resulted in a return of capital to our shareholders. The income tax treatment for dividends per common share reportable for the years ended December 31, 2014 and 2013 was as follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%
	2014	2014	2013	2013
Tax status
Ordinary income	$0.66	73.88%	$0.67	79.76%
Capital Gain	0.03	3.12%	0.17	20.24%
Return of capital	0.21	23.00%	—	-%
	$0.90	100.00%	$0.84	100.00%

For a further discussion of our dividends, see Item 5. “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities — Dividends”.

Cash Resources

At December 31, 2014, our cash resources consisted of cash and cash equivalents totaling approximately $643. In addition, we had unencumbered properties with a gross book value of $32,694, which could potentially be used as collateral to secure additional financing in future periods.

We have a $15,000 variable rate (1-month LIBOR plus 2.35%) line of credit agreement with Wells Fargo Bank, which expires in July 2015; a $3,000 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expired January 31, 2015; a $3,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 1, 2019; and a $2,660 variable rate (prime rate less 0.25%) line of credit agreement with Bell State Bank & Trust, which expires in April 2015. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota, respectively. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 31, 2015; and $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell State Bank & Trust, which expires December 2015.  At December 31, 2014, there was $16,419 outstanding on the lines of credit, leaving $12,556 unused under the agreements.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis as of December 31, 2014.  In addition, two loans on residential properties were out of compliance at year-end due to unit renovation repair and maintenance costs.  One loan is secured by a property located in Fargo, North Dakota with an outstanding balance of $295 and the other loan is secured by properties located in Fargo, North Dakota with an outstanding balance of $3,446 at December 31, 2014 The loans were out of compliance with the lender’s debt service coverage ratio requirement as of December 31, 2014. Waivers have been received from the lenders.   As of December 31, 2013 we were in compliance with all covenants.

Subsequent to December 31, 2014 the $3,000 variable rate secured line of credit with Bremer Bank was renewed through November 1, 2019.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the year ended December 31, 2014, we did not sell any common shares in private placements. During the year ended December 31, 2014, we issued 231,000 and 128,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively. The dividend reinvestment plan raised gross proceeds of $5,130 in 2014.  During the year ended December 31, 2013, we did not sell any common shares in private placements. During the year ended December 31, 2013, we issued 207,000 and 95,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively. The dividend reinvestment plan raised gross proceeds of $4,082 in 2013.

During the year ended December 31, 2014, we issued limited partnership units valued at approximately $17,461 in connection with the acquisition of seventeen properties.

During the year ended December 31, 2013, we issued limited partnership units valued at approximately $36,135 in connection with the acquisition of twenty-one properties.

Cash Requirements

During the next twelve months, we expect cash requirements will include paying dividends to our shareholders and to others who hold non-controlling interests in our operations, making scheduled mortgage loan principal payments, reimbursing the Advisor for costs incurred on our behalf and paying normal recurring operating expenses. We expect to continue to use excess funds to invest in new properties. We expect our cash resources, financing, lines of credit availability, any sales of securities and limited partnership unit transactions will be adequate to cover our cash requirements over the next twelve months.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the year ended December 31, 2014 included elsewhere in this report.

Results of Operations

Comparison of the Years ended December 31, 2014 and 2013:

The following table provides a general comparison of our results of operations for years ended December 31, 2014 and 2013:

	Year ended December 31, 2014			Year ended December 31, 2013
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$53,499	$17,437	$70,936	$43,060	$18,883	$61,943
Real Estate Expenses
Real Estate Taxes	4,368	952	5,320	3,330	2,347	5,677
Property Management Fees	6,214	297	6,511	4,938	303	5,241
Utilities	4,751	863	5,614	3,514	859	4,373
Repairs and Maintenance	10,868	853	11,721	5,952	899	6,851
Insurance	1,593	54	1,647	1,185	63	1,248
Total Real Estate Expenses	27,794	3,019	30,813	18,919	4,471	23,390
Net Operating Income	$25,705	$14,418	$40,123	$24,141	$14,412	$38,553
Interest			12,495			11,222
Depreciation and amortization			14,038			12,219
Administration of REIT			6,824			5,606
Loss on lease terminations			58			203
Loss on impairment of property			—			226
Other (income)/expense			(2,595)			(890)
Income from continuing operations			9,303			9,967
Discontinued operations			—			3,350
Net Income			$9,303			$13,317

Net Income Attributed to:
Noncontrolling Interest			$6,724			$9,355
Sterling Real Estate Trust			$2,579			$3,962
Dividends per share (1)			$0.9000			$0.8400
Earnings per share			$0.47			$0.75
Weighted average number of common shares			5,507			5,384

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $70,936 increased approximately $8,993 or 14.5% for the year-ended December 31, 2014 in comparison to the same period in 2013.   Residential property revenues increased approximately $10,439 while commercial property revenues decreased  $1,446.  Revenues include operations from the Suburban Minneapolis multi-family portfolio properties for only 12 days.

The following table illustrates annual changes in rental occupancy for the periods indicated:

	December 31,	December 31,
	2014	2013
Residential occupancy	96.1%	97.6%
Commercial occupancy	98.7%	99.3%

Residential revenues for the year ended December 31, 2014 increased $10,439.  Approximately $3,495 of the increase was due to residential properties acquired since January 1, 2014.  Rental income from residential properties owned for more than one year increased approximately $6,944 in comparison to the same period in 2012.  Residential revenues comprised 75.4% of total revenues for the twelve month period ended December 31, 2014 compared to 69.5% of total revenues for the twelve month period ended December 31, 2013.  The residential occupancy rates for the year ended decreased approximately 1.5% primarily due to the number of new apartments available in the Midwest market in recent months and the onboarding of the first two buildings placed in service of the Bismarck, North Dakota development project.    The remaining two Bismarck, North Dakota development property buildings are currently expected to be placed in service during the first and second quarters of 2015.

For the year ended December 31, 2014 total commercial revenues decreased $1,446 in comparison to the same period in 2013.   The overall decrease includes an increase in revenues of approximately $410 from commercial properties acquired since January 1, 2014. Rental income from commercial properties owned for more than one year decreased approximately $1,856 in comparison to the same period in 2013 primarily due to decreased CAM income (common area maintenance) and tenant turnover at an office property in Duluth, Minnesota.  Commercial revenues comprised 24.6% of the total revenues for the twelve month period ended December 31, 2014 compared to 30.5% of total revenues for the twelve month period ended December 31, 2013.

Expenses

Residential expenses from operations of $27,794 during the twelve month period ended December 31, 2014 increased $8,875 or 46.9% in comparison to the same period in 2013. This increase was primarily attributed to the increase in number of residential properties owned during 2014 versus the same period in 2013.  In addition, increased repair and maintenance expenses primarily reflect investments made to position a number of properties for continued rate increases, tenant retention, and market competiveness.

Commercial expenses from  operations of $3,019 during the twelve month period ended December 31, 2014 decreased $1,452 or 32.5% in comparison to the same period in 2013.  This decrease was in part attributed to decreases in real estate tax expense on our North Dakota properties due to tax relief and a decrease that corresponds to the reduction in commercial CAM income.

Interest expense of $12,495 during the twelve month period ended December 31, 2014 increased $1,273 in comparison to the same period in 2013. Interest expense was approximately 17.6% and 18.1% of rental income for the twelve month periods ended December 31, 2014 and 2013, respectively.

Depreciation and amortization expense increased 14.9% from $12,219 for the twelve months ended December 31, 2013 to approximately $14,038 for the twelve months ended December 31, 2014. The $1,819 increase was primarily a result of depreciation and amortization for the seventeen properties added to our portfolio during 2014. Depreciation and amortization expense as a percentage of rental income for the twelve month periods ended December 31, 2014 and 2013  was relatively consistent at 19.8% and 19.7%, respectively.

REIT administration expenses increased from $5,606 for the twelve months ended December 31, 2013 to $6,824 for the twelve month period ended December 31, 2014 due to  an  increase in advisory fees, acquisition and disposition expenses related to respective  activity during 2014.

During the year ended December 31, 2013 we realized a gain of $3,350 from discontinued operations.

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

Residential NOI increased $1,564 or 6.5% for the twelve month period ended December 31, 2014 in comparison to the same twelve month period in 2013 due primarily to acquisition activity in the residential segment. Commercial NOI increased $6 or 0% for the twelve month period ended December 31, 2014 in comparison to the same twelve month period in 2013.

2014 Property Acquisitions

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

In May 2014, the operating partnership entered into an agreement to merge the Eagle Run Partnership, LLP into the partnership for approximately $1,566.  Following the transaction, Eagle Run Partnership, LLP ceased to exist.  The merger was financed with the issuance of limited partnership units valued at $690 and through assumption of mortgage debt of approximately $876.  The interest was acquired from an entity affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $221 and $110, respectively.

In June 2014, the operating partnership purchased a 128 unit apartment complex in Moorhead, Minnesota for approximately $4,848.  The purchase was financed with the combination of an assumed loan of $704, the issuance of limited partnership units valued at approximately $3,906 and cash. The interest was purchased from an entity affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $1,730 and $905, respectively.

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

In October 2014, the operating partnership purchased an 80 unit apartment complex in Hutchinson, Minnesota for approximately $4,320.  The purchase was financed with the combination of an assumed loan of $1,051, the issuance of limited partnership units valued at approximately $1,305 and cash. The interest was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $585 and $342, respectively.

In October 2014, the operating partnership purchased 16 acres of development land in Bismarck, North Dakota adjacent to development currently in the construction phase for approximately $2,246.  The purchase was financed with $2,246 of cash.

In December 2014, the operating partnership purchased a 240 unit apartment complex in New Brighton, Minnesota for approximately $16,800.  The purchase was financed with a combination of a  $11,090 loan and cash.

In December 2014, the operating partnership purchased a 462 unit apartment complex in Fridley, Minnesota for approximately $30,400.  The purchase was financed with a combination of a  $19,685 loan and cash.

In December 2014, the operating partnership purchased a 240 unit apartment complex in Maplewood, Minnesota for approximately $15,600.  The purchase was financed with a combination of a  $10,195 loan and cash.

In December 2014, the operating partnership purchased a 120 unit apartment complex in Coon Rapids, Minnesota for approximately $7,500.  The purchase was financed with a combination of  a $4,920 loan and cash.

In December 2014, the operating partnership purchased a 180 unit apartment complex in Roseville, Minnesota for approximately $12,850.  The purchase was financed with a combination of an $8,353 loan and cash.

In December 2014, the operating partnership purchased a 180 unit apartment complex in Roseville, Minnesota for approximately $12,850.  The purchase was financed with a combination of an $8,353 loan and cash.

In December 2014, the operating partnership purchased a 72 unit apartment complex in Golden Valley, Minnesota for approximately $7,500.  The purchase was financed with a combination of a  $4,882 loan and cash.

Total consideration given for acquisitions in 2014 was completed through issuing approximately 1,233,000 limited partnership units of the operating partnership valued at $14.00 per unit and $15.00 per unit for an aggregate consideration of approximately $17,461, assumed loans of $2,636, assumed liabilities and deferred maintenance of $1,362, new loans of $67,477 and cash of $44,054. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

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

In October 2013, the operating partnership purchased a 48 unit apartment complex in Fargo, North Dakota for approximately $2,880. The purchase was financed with the issuance of limited partnership units valued at approximately $1,963 and cash.  The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $491, respectively.

In October 2013, the operating partnership purchased a 444 unit apartment complex in Little Canada, Minnesota for approximately $27,084. The purchase was financed with a combination of a $20,000 loan, the issuance of limited partnership units valued at approximately $5,615 and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland, and Wolf, related parties, who received limited partnership units valued at approximately $995, $459 and $105, respectively.

In October 2013, the operating partnership purchased a 32,532 square foot implement dealership in Sioux City, Iowa for approximately $4,567. The purchase was financed with a combination of a $1,750 loan, the issuance of limited partnership units valued at approximately $2,584, and cash. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $182 and $57, respectively.

In November 2013, the operating partnership purchased a 38 unit apartment complex in Bismarck, North Dakota for approximately $2,028. The purchase was financed with cash.

In November 2013, the operating partnership purchased an 18 unit apartment complex in Fargo, North Dakota for approximately $864. The purchase was financed with the issuance of limited partnership units valued at approximately $864.  The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $432, respectively.

Total consideration given for acquisitions in 2013 was completed through issuing approximately 2,427,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $33,979, new loans of $26,250 and cash of $18,301.  In addition, consideration given for equity method investments in 2013 was completed through issuing 154,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $2,156 and cash of $955. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

During the second quarter of 2013, the operating partnership sold land in Fargo, North Dakota for approximately $276 and recognized a gain of approximately $42.

During the fourth quarter of 2013, the operating partnership sold a 193 unit senior living property in Bismarck, North Dakota for approximately $24,000 and recognized a gain of approximately $2,548.

See Notes 19 and 20 of Notes to the Financial Statements included elsewhere in this report for more information regarding our acquisitions and dispositions during 2014 and 2013.

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

In addition to FFO, management also uses Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental performance measure. MFFO as defined by our management excludes from FFO acquisition related costs which are required to be expensed in accordance with GAAP. Prior to 2009, acquisition costs for business combinations were capitalized; however, beginning in 2009, acquisition costs related to business combinations are now expensed. Our definition of MFFO also excludes disposition costs related to sales of investment properties and development costs related to project costs. Acquisition, disposition and development related expenses include those paid to our Advisor and third parties. Management believes that excluding acquisition, disposition and development related costs from MFFO provides useful supplemental performance information that is comparable over the long-term and this is consistent with management’s analysis of the operating performance of the REIT.

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

The following table includes calculations of FFO and MFFO, and the reconciliations to net income for the years ended December 31, 2014 and 2013, respectively. We believe this calculation is the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling Real Estate Trust to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Year ended December 31, 2014			Year ended December 31, 2013
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,579	5,507	$0.47	$3,962	5,384	$0.75

Add back:
Noncontrolling Interest - OPU	6,715	14,300		9,314	12,527
Depreciation & Amortization from continuing operations	14,038			12,219
Depreciation & Amortization from discontinued operations	—			542
Pro rata share of unconsolidated affiliate depreciation & amortization	485			445
Loss on impairment of property	—			226
Subtract:
(Gains) loss on land and depreciable asset sales	(69)			(2,591)
Funds from operations applicable to common shares and limited partnership units	23,748	19,807	$1.20	24,117	17,911	$1.35
Add back:
Acquisition, and disposition expenses	4,201			3,141
Modified Funds from operations (MFFO)	$27,949	19,807	$1.41	$27,258	17,911	$1.52

(1)	Please see Note 12 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Developments

Common Share Dividends. On January 15, 2015, we paid a dividend or distribution of $0.2250 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2014. Subsequent to December 31, 2014, our Board of Trustees approved a plan to increase our quarterly dividend or distribution to $0.2325 from $0.2250 per common share and limited partnership unit, effective with the next quarterly dividend planned for April 15, 2015. All future dividends remain subject to the discretion of our Board of Trustees.

In January 2015, the operating partnership purchased a 24 unit duplex complex in Grand Forks, North Dakota for approximately $2,148.  The purchase was financed with the issuance of limited partnership units and cash.  The purchase price allocation is not yet complete.

In January 2015, the operating partnership purchased a 22,293 square foot implement dealership in Bismarck, North Dakota for approximately $3,416.  The purchase was financed with a combination of a $2,600 loan and cash.  The purchase price allocation is not yet complete.

In February 2015, the operating partnership purchased a 164 unit apartment complex in Springfield, Missouri for approximately $10,900.  The purchase was financed with a combination of a $7,630 loan and cash.  The purchase price allocation is not yet complete.

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

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records.  Our internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.  The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees.  The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Controls – Integrated Framework (1992) published by the Committee of Sponsoring Organization of the Treadway Commission.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and
ii.	disposition of our assets;
iii.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorization of our management and trustees; and

iv.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.  However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be incorporated by reference to our definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before April 30, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

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

Dated:  March 30, 2015

STERLING REAL ESTATE TRUST

By:	/s/ KENNETH P. REGAN
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH P. REGAN (Kenneth P. Regan)	Chief Executive Officer and Trustee (principal executive officer)	March 30, 2015

/s/ ANGIE D. STOCK (Angie D. Stock)	Chief Accounting Officer and Treasurer (principal financial officer)	March 30, 2015

/s/ BRUCE W. FURNESS (Bruce W. Furness)	Chairman of the Board of Trustees	March 30, 2015

/s/ CLIFFORD FEARING (Clifford Fearing)	Trustee	March 30, 2015

/s/ JAMES R. HANSEN (James R. Hansen)	Trustee	March 30, 2015

/s/ TIMOTHY HUNT (Timothy Hunt)	Trustee	March 30, 2015

/s/ TIMOTHY HAUGEN (Timothy Haugen)	Trustee	March 30, 2015

/s/ RICHARD SAVAGEAU (Richard Savageau)	Trustee	March 30, 2015

/s/ JAMES S. WIELAND (James S. Wieland)	Trustee	March 30, 2015

/s/ LANCE R. WOLF (Lance R. Wolf)	Trustee	March 30, 2015

 STERLING REAL ESTATE TRUST AND SUBSIDIARIES

DECEMBER 31, 2014 AND 2013,

CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING NOTES

and

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Trustees

Sterling Real Estate Trust

Fargo, North Dakota

We have audited the accompanying consolidated balance sheets of Sterling Real Estate Trust as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years then ended.  Our audit also included the consolidated financial statement schedule listed in the accompanying index to the consolidated financial statements. These consolidated financial statements and schedule are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Real Estate Trust as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Sterling Real Estate Trust changed its method for reporting discontinued operations as a result of the adoption of Accounting Standards Update No. 2014‑08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," effective January 1, 2014.

/s/ Baker Tilly Virchow Krause, LLP

Chicago, Illinois

March 30, 2015

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	December 31,	December 31,
	2014	2013
	(in thousands)
ASSETS
Real estate investments	$532,263	$403,192
Cash and cash equivalents	643	13,849
Restricted deposits and funded reserves	6,732	5,585
Investment in unconsolidated affiliates	9,081	7,366
Due from related party	109	64
Receivables	2,953	3,517
Prepaid expenses	1,581	1,209
Notes receivable	600	—
Financing and lease costs, less accumulated amortization of $2,985 in 2014 and $2,240 in 2013	3,761	2,950
Intangible assets, less accumulated amortization of $4,866 in 2014 and $3,720 in 2013	9,222	10,479
Other assets	76	89

Total Assets	$567,021	$448,300

LIABILITIES
Mortgage notes payable	$324,886	$239,008
Lines of credit	16,419	—
Special assessments payable	934	784
Dividends payable	4,554	3,990
Due to related party	2,500	294
Tenant security deposits payable	3,113	2,305
Investment certificates	319	364
Unfavorable leases, less accumulated amortization of $572 in 2014 and $432 in 2013	806	953
Accounts payable - trade	1,486	403
Retainage payable	555	133
Fair value of interest rate swaps	272	309
Deferred insurance proceeds	72	—
Accrued expenses and other liabilities	5,471	2,551
Total Liabilities	361,387	251,094

COMMITMENTS and CONTINGENCIES - Note 18

SHAREHOLDERS' EQUITY
Noncontrolling interest in operating partnership	150,594	141,539
Beneficial interest	55,312	55,976
Accumulated comprehensive income (loss)	(272)	(309)
Total Shareholders' Equity	205,634	197,206

	$567,021	$448,300

See Notes to Consolidated Financial Statements    F-3

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year ended
	December 31,
	2014	2013
	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$68,706	$58,211
Tenant reimbursements	2,230	3,732
	70,936	61,943
Expenses
Expenses from rental operations
Interest	12,495	11,222
Depreciation and amortization	14,038	12,219
Real estate taxes	5,320	5,677
Property management fees	6,511	5,241
Utilities	5,614	4,373
Repairs and maintenance	11,721	6,851
Insurance	1,647	1,248
Loss on lease terminations	58	203
Loss on impairment of property	—	226
	57,404	47,260
Administration of REIT
Administrative expenses	281	253
Advisory fees	1,855	1,633
Acquisition and disposition expenses	4,201	3,116
Trustee fees	56	51
Legal and accounting	431	553
	6,824	5,606
Total expenses	64,228	52,866
Income from operations	6,708	9,077
Other income
Equity in income of unconsolidated affiliates	1,086	757
Dividend and interest income	376	31
Gain on disposal of real estate investments	69	—
Gain on involuntary conversion	398	2
Gain on disposal of marketable securities	666	—
Other income	—	100
	2,595	890
Income from continuing operations	9,303	9,967
Discontinued operations	—	3,350
Net income	$9,303	$13,317
Net income attributable to noncontrolling interest	6,724	9,355
Net income attributable to Sterling Real Estate Trust	$2,579	$3,962
Earnings per common share, basic and diluted:
Continued operations	$0.47	$0.56
Discontinued operations	-	0.19
Net income per common share, basic and diluted	$0.47	$0.75
Comprehensive income:
Net income	$9,303	$13,317
Other comprehensive income - change in fair value of interest rate swaps	37	183
Comprehensive income	9,340	13,500
Comprehensive income attributable to noncontrolling interest	6,750	9,483
Comprehensive income attributable to Sterling Real Estate Trust	$2,590	$4,017

See Notes to Consolidated Financial Statements    F-4

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

			Accumulated
			Distributions	Total		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Noncontrolling	Comprehensive
	Shares	Capital	Earnings	Interest	Interest	Income (Loss)	Total
	(in thousands)
BALANCE AT DECEMBER 31, 2012	5,310	$66,040	$(11,523)	$54,517	$109,166	$(492)	$163,191
Contribution of assets in exchange for the issuance of noncontrolling interest shares					36,135		36,135
Shares/units redeemed	(184)	(2,437)		(2,437)	(1,863)		(4,300)
Dividends declared			(4,514)	(4,514)	(10,659)		(15,173)
Dividends reinvested - stock dividend	207	2,750		2,750			2,750
Issuance of shares under optional purchase plan	95	1,332		1,332			1,332
UPREIT units converted to REIT common shares	26	366		366	(366)		—
Syndication costs			—	—	(83)		(83)
Increase in fair value of interest rate swaps						183	183
Distributions paid to consolidated real estate entity noncontrolling interests					(146)		(146)
Net income			3,962	3,962	9,355		13,317
BALANCE AT DECEMBER 31, 2013	5,454	$68,051	$(12,075)	$55,976	$141,539	$(309)	$197,206

			Accumulated
			Distributions	Total		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Noncontrolling	Comprehensive
	Shares	Capital	Earnings	Interest	Interest	Income (Loss)	Total
	(in thousands)
BALANCE AT DECEMBER 31, 2013	5,454	$68,051	$(12,075)	$55,976	$141,539	$(309)	$197,206
Shares issued pursuant to trustee compensation plan	2	23		23			23
Contribution of assets in exchange for the issuance of noncontrolling interest shares					17,461		17,461
Shares/units redeemed	(238)	(3,338)		(3,338)	(1,566)		(4,904)
Dividends declared			(4,948)	(4,948)	(12,954)		(17,902)
Dividends reinvested - stock dividend	231	3,238		3,238			3,238
Issuance of shares under optional purchase plan	128	1,892		1,892			1,892
UPREIT units converted to REIT common shares	47	700		700	(700)		—
Purchase of subsidiary ownership from noncontrolling interest		(810)	—	(810)	101		(709)
Increase in fair value of interest rate swaps						37	37
Distributions paid to consolidated real estate entity noncontrolling interests					(11)		(11)
Net income			2,579	2,579	6,724		9,303
BALANCE AT DECEMBER 31, 2014	5,624	$69,756	$(14,444)	$55,312	$150,594	$(272)	$205,634

See Notes to Consolidated Financial Statements    F-5

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year ended
	December 31,
	2014	2013
	(in thousands)
OPERATING ACTIVITIES
Net income	$9,303	$13,317
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate	(69)	(2,591)
Loss on extinguishment of debt	18	—
Net gain on investment in marketable securities	(666)	—
Gain on involuntary conversion	(398)	(2)
Loss on impairment of property	—	226
Loss on lease terminations	58	203
Equity in income of unconsolidated affiliates	(1,086)	(757)
Distributions of earnings of unconsolidated affiliates	1,086	757
Depreciation	12,116	10,887
Amortization	1,897	1,900
Effects on operating cash flows due to changes in
Tenant security deposits	(304)	(535)
Restricted cash - real estate tax and insurance escrows	523	(1,480)
Due from related party	(45)	273
Receivables	199	620
Prepaid expenses	(372)	(349)
Marketable securities	666	—
Other assets	23	56
Due to related party	2,229	182
Tenant security deposits payable	244	546
Accounts payable - trade	439	57
Accrued expenses and other liabilities	2,066	(160)
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,927	23,150
INVESTING ACTIVITIES
Purchase of real estate investment properties	(43,932)	(17,785)
Capital expenditures and tenant improvements	(10,536)	(4,459)
Proceeds from sale of real estate investments	625	23,332
Proceeds from involuntary conversion	906	541
Investment in unconsolidated affiliates	(674)	(1,229)
Distributions received from unconsolidated affiliates	274	357
Restricted cash - replacement reserve escrows	(1,367)	(99)
Notes receivable issued	(600)	—
Notes receivable payments received	—	4
Deferred insurance proceeds	—	(105)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(55,304)	557
FINANCING ACTIVITIES
Payments for financing and lease costs	(1,668)	(958)
Payments on investment certificates	(64)	(1,053)
Reinvested proceeds from investment certificates	17	—
Principal payments on special assessments payable	(35)	(1,173)
Proceeds from issuance of mortgage notes payable	24,540	40,254
Principal payments on mortgage notes payable	(7,898)	(36,458)
Advances on lines of credit	29,630	—
Payments on lines of credit	(13,210)	—
Proceeds from issuance of shares under optional purchase plan	1,892	1,332
Shares/units redeemed	(4,904)	(4,300)
Dividends/distributions paid	(14,129)	(11,975)
Payment of syndication costs	—	(83)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14,171	(14,414)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,206)	9,293
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,849	4,556
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$643	$13,849

See Notes to Consolidated Financial Statements    F-6

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013 (Continued)

	Year ended
	December 31,
	2014	2013
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$12,395	$11,556

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$3,238	$2,750
Dividends declared and not paid	1,264	1,145
UPREIT distributions declared and not paid	3,290	2,845
UPREIT units converted to REIT common shares	700	366
Stock issued pursuant to trustee compensation plan	23	—
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	16,771	33,979
Contributed assets in real estate venture	1,316	—
Purchase of subsidiary ownership from noncontrolling interest in exchange for the issuance of noncontrolling interest units in UPREIT	810	—
Acquisition of investment in unconsolidated affiliate in exchange for the issuance of noncontrolling interest units in UPREIT	—	2,156
Increase in land improvements due to increase in special assessments payable	172	313
Unrealized gain on interest rate swaps	(37)	(183)
Acquisition of assets through assumption of debt and liabilities and property purchased with financing	70,449	26,250
Capitalized interest related to construction in progress	224	—
Acquisition of assets with accounts payable	1,066	365

See Notes to Consolidated Financial Statements    F-7

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

NOTE 1 - ORGANIZATION

Sterling Real Estate Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in November 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of December 31, 2014 and 2013, Sterling owned approximately 27.8% and 28.7%, respectively, of the operating partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements include the accounts of Sterling and all subsidiaries for which we maintain a controlling interest.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling,  Sterling Properties, LLLP, and wholly owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Principal Business Activity

Sterling currently owns directly and indirectly 137 properties.  The trust’s 90 residential properties are located in North Dakota, Minnesota, and Nebraska and are principally multi-family apartment buildings.  The trust owns 47 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

properties.  Presently, the trust’s mix of properties is 74.3% residential and 25.7% commercial (based on cost) and total $532,263 in real estate investments at December 31, 2014.

Residential Property	Location	No. of Properties	Units
	North Dakota	72	4,722
	Minnesota	16	3,027
	Nebraska	2	316
		90	8,065

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	810,615
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	13	360,306
	Mississippi	1	14,820
	Texas	1	7,296
	Wisconsin	6	74,916
		47	1,369,542

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

The total value allocable to intangible assets acquired, which consists of in-place leases, above or below market component of an acquired in-place lease and tenant relationships, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease, such as the remaining term of the lease and the tenant’s credit quality, among other factors.

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

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

Furniture and fixtures are stated at cost less accumulated depreciation. All costs associated with the development and construction of real estate investments, including interest and real estate taxes, are capitalized as a cost of the property. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for routine maintenance and repairs, which do not add to the value or extend useful lives, are charged to expense as incurred.

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Furniture and fixtures	9 years

Depreciation expense for the years ended December 31, 2014 and 2013, totaled $12,116 and $10,887, respectively.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, management recorded loss on impairment of property of $0 and $226 for the years ending December 31, 2014 and 2013, respectively.

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

The results of operations of a component of an entity that either has been disposed of or is classified as held-for-sale under the requirements of ASC 360, shall be reported in discontinued operations in accordance with ASC 205, Presentation of Financial Statements (“ASC 205”) if the following condition is met:

•	represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

There were no properties classified as held for sale at December 31, 2014 and 2013.  See Note 19.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash and cash equivalents.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting in accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2014 and 2013.

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-family apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2014 and 2013 of $2,323 and $2,383, respectively. We owed $935 and $960 of our respective share of the mortgage loan balance as of December 31, 2014 and 2013, respectively.  The Company is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at December 31, 2014 and 2013 of $11,260 and $11,432, respectively. We owed $5,630 and $5,716 for our respective share of the mortgage loan balance as of December 31, 2014 and 2013, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2014 and 2013 of $7,221 and $7,349, respectively. We owed $4,814 and $4,899 for our respective share of the mortgage loan balance on December 31, 2014 and 2013, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns an 82.50% interest as a tenant in common in a 61 unit residential, multi-family apartment complex in Fargo, North Dakota. The property was unencumbered at December 31, 2014 and 2013, respectively.

The operating partnership is a 99% owner of Michigan Street Transit Center, LLC (“Transit Center”) through 100% ownership in a limited liability company. The operating partnership has contributed approximately $644 in cash and $1,316 in property contributions to the Transit Center in May and June 2014, respectively. As of December 31, 2014, the property owned by the Transit Center consisted of land previously occupied by a building and parking ramp in Duluth, Minnesota which were demolished during the year ended December 31, 2014.  The property was unencumbered at December 31, 2014 and 2013, respectively.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

In determining whether an investment in a  limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of December 31, 2014, we assessed one of our limited liability company arrangements as a variable interest entity where we were not the primary beneficiary.  In addition, four of our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of December 31, 2014 and 2013, the unconsolidated affiliates held total assets of $32,459 and $31,289 and mortgage notes payable of $20,803 and $21,164, respectively.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing. The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of December 31, 2014 and 2013, management determined that no allowance was necessary for uncollectible receivables.

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at December 31, 2014 and 2013.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

Federal Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code, as amended. A REIT calculates taxable income similar to other domestic corporations, with the major difference being that a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. REIT shareholders are taxed on REIT distributions of ordinary income in the same manner as they are taxed on other corporate distributions.  A summary of the tax characterization of the dividends paid to shareholders of the Company’s common stock for the years ended December 31, 2014 and 2013 follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%
	2014	2014	2013	2013
Tax status
Ordinary income	$0.66	73.88%	$0.67	79.76%
Capital Gain	0.03	3.12%	0.17	20.24%
Return of capital	0.21	23.00%	—	-%
	$0.90	100.00%	$0.84	100.00%

We intend to continue to qualify as a REIT and, as such, will not be taxed on the portion of the income that is distributed to the shareholders. In addition, we intend to distribute all of our taxable income; therefore, no provisions or liabilities for income taxes have been recorded in the financial statements.

Sterling conducts its business activity as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) through its Operating Partnership.  The Operating Partnership is organized as a limited liability limited partnership. Income or loss is allocated to the partners in accordance with the provisions of the Internal Revenue Code 704(b) and 704(c). UPREIT status allows non-recognition of gain by an owner of appreciated real estate if that owner contributes the real estate to a partnership in exchange for partnership interest. The conversion of partnership interests to shares of beneficial interest in the REIT will be a taxable event to the limited partner.

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2014 and 2013 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2011.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition, (“ASC 605”).  ASC 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

We derive over 95% of our revenues from tenant rents and other tenant-related activities. We lease multifamily residential apartments under operating leases and substantially all of our apartment leases are for a term of one year or less. Rental income and other property revenues are recorded when due from tenants and is recognized monthly as it is earned pursuant

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

to the terms of the underlying leases.  Other property revenues consist primarily of laundry, application and other fees charged to tenants.

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and straight-line rents. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $186 and $429 for the years ended December 31, 2014 and 2013, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of December 31, 2014 and 2013 was $2,538 and $2,352, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of December 31, 2014 and 2013, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the years ended December 31, 2014 and 2013,  Sterling’s denominators for the basic and diluted earnings per common share were approximately 5,507,000 and 5,384,000, respectively.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  In accordance with ASU 2014-08, a discontinued operation represents (i) a component of an entity or group of components that has been disposed of or is classified as held for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (ii) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of (i) a separate major line of business, (ii) a separate major geographic area of operations, (iii) a major equity method investment, or (iv) other major parts of an entity. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The standard is not applied to components of an entity that were sold or classified as held for sale prior to the adoption of the standard.

We have elected to adopt this standard early, effective January 1, 2014, which primarily has the impact of reflecting gains and losses on the sale of operating properties prospectively within continuing operations, and results in not classifying the operations of such operating properties as discontinued operations in all periods presented. Subsequent to our adoption of ASU 2014-08, the sale of real estate that does not meet the definition of a discontinued operation under the standard will be included in gain on sale of operating properties in our consolidated statements of operations and other comprehensive income.

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange.  ASU 2014-09

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

is effective for public entities for annual reporting periods beginning after December 15, 2016, with no early adoption permitted, and allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have not yet determined the effect ASU 2014-09 will have on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). This amends ASC 810, Consolidation (ASC "810"), to improve targeted areas of consolidation guidance by simplifying the requirements of consolidation and placing more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for the annual period ending after December 15, 2015, and subsequent interim and annual periods with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Reclassifications

Certain amounts previously reported in our annual report dated December 31, 2013 have been reclassified to conform to cash flows presentations in 2014.

NOTE 3 – SEGMENT REPORTING

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multi-family properties. Our commercial properties include retail, office, industrial, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and certain general and administrative expenses.  The accounting policies of each segment are consistent with those described in Note 2 of this report.

Segment Revenues and Net Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended December 31, 2014 and 2013, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Year ended December 31, 2014	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$53,499	$17,437	$70,936
Expenses from rental operations	27,794	3,019	30,813
Net operating income	$25,705	$14,418	40,123
Interest			12,495
Depreciation and amortization			14,038
Administration of REIT			6,824
Loss on lease termination			58
Other (income)/expense			(2,595)
Income from continuing operations			9,303
Discontinued operations			—
Net income			$9,303

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

Year ended December 31, 2013	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$43,060	$18,883	$61,943
Expenses from rental operations	18,919	4,471	23,390
Net operating income	$24,141	$14,412	38,553
Interest			11,222
Depreciation and amortization			12,219
Administration of REIT			5,606
Loss on lease termination			203
Loss on impairment of property			226
Other (income)/expense			(890)
Income from continuing operations			9,967
Discontinued operations			3,350
Net income			$13,317

Segment Assets and Accumulated Depreciation

As of December 31, 2014	Residential	Commercial	Total
	(in thousands)
Real estate investments	$438,609	$152,527	$591,136
Accumulated depreciation	(38,729)	(20,144)	(58,873)
	$399,880	$132,383	532,263
Cash and cash equivalents			643
Restricted deposits and funded reserves			6,732
Investment in unconsolidated affiliates			9,081
Receivables and other assets			5,319
Financing and lease costs, less accumulated amortization			3,761
Intangible assets, less accumulated amortization			9,222
Total Assets			$567,021

As of December 31, 2013	Residential	Commercial	Total
	(in thousands)
Real estate investments	$296,377	$153,873	$450,250
Accumulated depreciation	(30,075)	(16,983)	(47,058)
	$266,302	$136,890	403,192
Cash and cash equivalents			13,849
Restricted deposits and funded reserves			5,585
Investment in unconsolidated affiliates			7,366
Receivables and other assets			4,879
Financing and lease costs, less accumulated amortization			2,950
Intangible assets, less accumulated amortization			10,479
Total Assets			$448,300

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – REAL ESTATE INVESTMENTS

As of December 31, 2014	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$59,267	$28,285	$87,552
Building and improvements	353,750	122,776	476,526
Furniture and fixtures	21,423	1,466	22,889
Construction in progress	4,169	—	4,169
	438,609	152,527	591,136
Less accumulated depreciation	(38,729)	(20,144)	(58,873)
	$399,880	$132,383	$532,263

As of December 31, 2013	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$36,625	$28,506	$65,131
Building and improvements	240,343	123,900	364,243
Furniture and fixtures	17,372	1,467	18,839
Construction in progress	2,037	—	2,037
	296,377	153,873	450,250
Less accumulated depreciation	(30,075)	(16,983)	(47,058)
	$266,302	$136,890	$403,192

Construction in progress consists of costs associated with the development of a new, four building 156 unit multi-family apartment community under construction in Bismarck, North Dakota.  The project is estimated to cost $16,000 and is expected to be substantially completed in June 2015.  We have a construction contract of $14,133, of which $11,094 has been completed to date, including $555 of retainage which is included in payables at year-end. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for the project.  Building one and two of four were placed in service August 2014 and October 2014, respectively.  Approximately $7,158 was reclassified from construction in progress.  Subsequent to year-end, building three of four was placed in service as of February 1, 2015.  See Note 16 for additional information.

NOTE 5 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	2014	2013
	(in thousands)
Tenant security deposits	$2,569	$2,265
Real estate tax and insurance escrows	2,007	2,530
Replacement reserves	2,156	790
	$6,732	$5,585

Tenant Security Deposits

We have set aside funds to repay tenant security deposits upon tenant move-out.

Real Estate Tax and Insurance Escrows

Pursuant to the terms of certain mortgages and management policy, we have established and maintain real estate tax escrows and insurance escrows to pay real estate taxes and insurance. We are required to contribute to the account monthly an amount equal to 1/12 of the estimated real estate taxes and insurance premiums.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

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

NOTE 7 - LEASE INTANGIBLES

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of December 31, 2014	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$11,622	$(4,385)	$7,237
Above-market leases	2,466	(481)	1,985
	$14,088	$(4,866)	$9,222
Intangible Liabilities
Below-market leases	$(1,378)	$572	$(806)

	Lease	Accumulated	Lease
As of December 31, 2013	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$11,733	$(3,383)	$8,350
Above-market leases	2,466	(337)	2,129
	$14,199	$(3,720)	$10,479
Intangible Liabilities
Below-market leases	$(1,385)	$432	$(953)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2015	$1,199	$143
2016	1,199	143
2017	1,199	143
2018	1,199	143
2019	1,199	143
Thereafter	3,227	91
	$9,222	$806

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of December 31, 2014 was 12.0 years.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - LINES OF CREDIT

We have a $15,000 variable rate (1-month LIBOR plus 2.35%) line of credit agreement with Wells Fargo Bank, which expires in July 2015; a $3,000 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expired January 31, 2015; a $3,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 1, 2019; and a $2,660 variable rate (prime rate less 0.25%) line of credit agreement with Bell State Bank & Trust, which expires in April 2015. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota, respectively. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 31, 2015; and a  $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell State Bank & Trust, which expires December 2015.  At December 31, 2014, there was $16,419 outstanding on the lines of credit, leaving $12,556 unused under the agreements.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis on the secured line of credit as of December 31, 2014. A waiver has been received from the lender.  As of December 31, 2013, we were in compliance with all covenants.

Subsequent to December 31, 2014 the $3,000 variable rate secured line of credit with Bremer Bank was renewed through November 1, 2019.

NOTE 9 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.  As of December 31, 2014 all are fixed rate notes.

		Interest	Principal Balance At
		Rate Per	December 31,	December 31,
Maturity Date	Property Name	Annum	2014	2013
			(in thousands)
Residential Properties
April-2021	Arbor I	4.48%	$449	$—
April-2021	Arbor II	4.48%	459	—
April-2021	Arbor III	4.48%	456	—
October-2017	Auburn II	6.30%	613	625
January-2016	Autumn Ridge 1 & 2	5.74%	2,806	2,868
July-2019	Autumn Ridge 3 &4	4.50%	3,193	3,318
October-2033	Bayview	4.62%	3,469	3,582
June-2018	Berkshire	3.75%	295	311
June-2024	Betty Ann and Martha Alice	3.95%	1,169	1,203
January-2030	Brighton Village	4.00%	11,090	—
September-2021	Brookfield	3.75%	1,212	1,366
September-2036	Carling Manor	4.10%	524	538
July-2021	Carlton Place	4.34%	7,525	—
August-2034	Columbia West	4.61%	3,410	—
November-2024	Country Club and Country Side	4.10%	573	619
October-2033	Courtyard	3.92%	4,323	4,475
October-2019	Danbury	5.03%	2,959	3,037
October-2028	Dellwood	4.55%	7,964	8,146
March-2017	Eagle Run	3.95%	4,583	4,713
June-2018	Emerald Court	3.75%	604	637
July-2024	Fairview	3.95%	3,184	3,257
June-2023	Flickertail	3.75%	5,838	5,947

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

		Interest	Principal Balance At
		Rate Per	December 31,	December 31,
Maturity Date	Property Name	Annum	2014	2013
			(in thousands)
June-2020	Forest	4.55%	473	492
December-2017	Galleria III	4.10%	613	630
January-2030	Georgetown	4.00%	19,685	—
August-2029	Glen Pond	5.17%	15,805	16,096
April-2031	Griffin Court	4.38%	688	—
April-2021	Hannifin	4.48%	516	—
October-2017	Hunter's Run I	6.30%	295	300
April-2021	Islander	4.48%	936	—
June-2020	Kennedy	4.55%	516	537
December-2017	Library Lane	6.10%	1,879	1,915
May-2021	Maple Ridge	5.69%	4,289	4,353
January-2030	Maplewood Apartments	4.00%	10,195	—
October-2028	Maplewood Bend	4.58%	5,456	5,580
February-2018	Mayfair	3.63%	792	822
October-2023	Montreal Courts	4.91%	19,688	19,976
September-2017	Oak Court	5.98%	1,831	1,863
June-2020	Pacific Park I	4.55%	768	798
June-2020	Pacific Park II	4.55%	657	683
June-2020	Pacific Park South	4.55%	405	421
November-2034	Parkwest Gardens	4.53%	4,289	—
February-2018	Parkwood	3.63%	1,167	1,208
December-2023	Pebble Creek	4.65%	4,598	4,700
June-2018	Prairiewood Courts	3.75%	1,459	1,539
October-2020	Prairiewood Meadows	6.17%	2,341	2,386
November-2023	Richfield/Harrison	4.39%	6,341	6,488
January-2030	Robinwood	4.00%	4,920	—
January-2025	Rosedale Estates	3.72%	16,705	—
September-2017	Rosegate	5.93%	2,333	2,373
September-2036	Saddlebrook	4.10%	1,076	1,107
August-2019	Sierra Ridge Phase I	5.46%	2,602	2,668
November-2019	Sierra Ridge Phase II	5.92%	3,292	3,362
October-2022	Somerset	4.01%	3,258	3,318
July-2021	Southgate	5.96%	2,954	3,019
February-2020	Southview III	4.50%	230	236
December-2017	Southview Villages	6.10%	2,054	2,094
June-2020	Spring	4.55%	627	651
December-2021	Stonefield (b)	2.66%	6,332	—
April-2015	Stonybrook	5.40%	5,459	5,574
January-2022	Sunset Ridge	4.44%	8,985	9,146
May-2019	Sunview	4.10%	1,197	1,230
April-2023	Sunwood Estates	4.37%	2,982	3,032
June-2019	Terrace on the Green	6.53%	2,131	2,163

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

		Interest	Principal Balance At
		Rate Per	December 31,	December 31,
Maturity Date	Property Name	Annum	2014	2013
			(in thousands)
September-2018	Twin Oaks	5.90%	1,043	—
October-2022	Twin Parks	4.01%	2,317	2,359
January-2022	Valley View	3.44%	4,882	—
May-2019	Village	4.10%	1,056	1,085
July-2016	Village Park	6.15%	855	884
June-2018	Westwind	3.75%	336	354
June-2020	Westwood	4.55%	4,852	5,041
April-2023	Willow Park	3.59%	4,319	4,434
Commercial Properties
September-2017	Guardian Building Products	3.45%	2,230	2,318
October-2033	Titan Machinery - Dickinson, ND	4.50%	964	996
December-2019	Titan Machinery - Fargo, ND	4.18%	1,154	1,198
August-2033	Titan Machinery - Marshall, MN	4.50%	2,230	2,304
August-2017	Titan Machinery - Minot, ND	3.29%	1,681	1,750
February-2023	Titan Machinery - Redwood Falls, MN	4.25%	1,693	1,754
October-2028	Titan Machinery - Sioux City, IA	4.50%	1,652	1,736
March-2016	Bio-life Properties - ND, MN, WI (9 total)	7.65%	7,516	8,800
December-2016	Bio-life Properties - Marquette, MI	7.06%	1,074	1,258
August-2017	Aetna	5.93%	6,816	6,945
December-2017	32nd Avenue Office (a)	2.57%	2,217	2,272
March-2019	Echelon	4.25%	1,114	1,161
April-2018	Gate City	3.97%	1,015	1,050
September-2020	Goldmark Office Park	5.33%	4,074	4,664
April-2020	Great American Building (a)	7.25%	1,037	1,072
October-2015	Regis	5.68%	9,302	9,527
April-2018	Dairy Queen - Dickinson, ND	3.63%	666	709
April-2025	Walgreens-Alexandria	5.69%	1,962	2,097
March-2034	Walgreens-Batesville	6.85%	6,307	6,460
June-2021	Walgreens-Colorado	4.50%	4,225	4,339
August-2033	Walgreens-Fayetteville	6.85%	4,838	4,962
October-2024	Walgreens-Laurel	6.07%	1,942	2,077
			$324,886	$239,008

(a)	interest rate per annum is swap rate
(b)	variable rate

Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition, as of December 31, 2014 the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis.  In addition, two loans on residential properties were out of compliance at year-end due to unit renovation repair and maintenance costs.  One loan is secured by a property located in Fargo, North Dakota with an outstanding balance of $295 and other loan is secured by properties located in Fargo, North Dakota with an outstanding balance of $3,446 at December 31, 2014 The loans were out of compliance with the lender’s debt service coverage ratio requirement as of December 31, 2014. Waivers have been received from the lenders.   As of December 31, 2013 we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2015	$24,178
2016	21,574
2017	33,544
2018	14,065
2019	21,328
Thereafter	210,197
Total payments	$324,886

NOTE 10 - HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we use derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we have entered into interest rate swaps in the notional amount of $1,294 and $2,450 to provide a fixed rate of 7.25% and 2.57%, respectively. The swaps mature on April 2020 and December 2017, respectively.  The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception.

The carrying amount of the swaps have been adjusted to their fair values at the end of the year, which because of changes in forecasted levels of LIBOR resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of December 31, 2014 and 2013, we have recorded a liability and other comprehensive loss of $272 and $309, respectively.

NOTE 11 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2014		December 31, 2013
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable	$324,886	$336,646	$239,008	$240,486
Fair value of interest rate swaps	$272	$272	$309	$309

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2014
Fair value of interest rate swaps	$—	$272	$—	$272
December 31, 2013
Fair value of interest rate swaps	$—	$309	$—	$309

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 10.

Nonrecurring Fair Value Measurements

As discussed in Note 2, the Company recorded an impairment charge during the year ended December 31, 2013 to write the carrying value down to estimated fair value for certain investment properties after determining their carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for such assets.  Estimated fair value is determined by the Company utilitzing the discounted cash flow models, third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price from an executed sales agreement.  Capitalization and discount rates utilized within discounted cash flows models are based upon observable rates that the Company believes to be within a reasonable range of current market rates for the property.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

Investment properties measured at fair value on a nonrecurring basis at December 31, 2014 and 2013, respectively, aggregated by the level within the fair value hierarchy in which those measurements fall are as follows:

					Provision for
					Impairment of
					Investment
	Level 1	Level 2	Level 3	Total	Properties
	(in thousands)
December 31, 2014
Real estate investments	$—	$—	$—	$—	$—
December 31, 2013
Real estate investments (a)	$—	$—	$1,615	$1,615	$226

(a)	Includes an impairment charge recorded on certain investment properties during the years ended December 31, 2013, based upon a discounted cash flow model.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are disclosed at fair value, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2014
Mortgage notes payable	$—	$—	$336,646	$336,646
December 31, 2013
Mortgage notes payable	$—	$—	$240,486	$240,486

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.94% to 4.41% and from 4.50% to 4.65% at December 31, 2014 and 2013, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of December 31, 2014.  The Company’s mortgage notes payable are further described in Note 9.

NOTE 12 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2014 and 2013, outstanding limited partnership units totaled 14,621,000 and 13,547,000, respectively. As of December 31, 2014 and 2013, the operating partnership declared distributions of $3,290 and $2,844, respectively, to limited partners paid in January 2015 and 2014. Distributions per unit were $0.9000 and $0.8400 for 2014 and 2013, respectively.

During 2014 and 2013, Sterling exchanged 47,000 and 26,000 common shares for 47,000 and 26,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $700 and $366, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

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

NOTE 13 – REDEMPTION PLANS

Our Board of Trustees has approved redemption plans that enable our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans.

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $30,000 worth of securities. Currently, the fixed redemption price is $14.50 per share or unit under the plans which price became effective February 1, 2015.

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

During 2014 and 2013, the Company redeemed 238,000 and 184,000 common shares valued at $3,338 and $2,437, respectively.  In addition, during 2014 and 2013, the Company redeemed 112,000 and 142,000 limited partnership units valued at $1,566 and $1,863, respectively.

NOTE 14 - BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of December 31, 2014 and 2013, there were 5,624,000 and 5,454,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.9000 per share and $0.8400 per share for the years ended December 31, 2014 and 2013, respectively.

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

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

Net income attributable to Sterling and transfers (to) from the noncontrolling interest:

	Year Ended
	December 31,
	2014	2013
	(in thousands)
Net income attributable to Sterling shareholders	$2,579	$3,962

Transfers to the noncontrolling interest
Decrease in Sterling's paid-in capital for purchase of remaining interest in Eagle Run Partnership	(810)	—

Change from net income attributable to Sterling shareholders and transfers to noncontrolling interest	$1,769	$3,962

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional automatic cash purchases of our common shares, not to exceed $5 per fiscal quarter without our prior approval. The purchase prices per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equal 100% of the estimated value per common share for additional automatic cash purchases, as determined by our Board of Trustees. The estimated value per common share was $15.00 and $14.00 at December 31, 2014 and 2013, respectively. See discussion of determination of estimated value in Note 20.

Therefore, the purchase price per common share for dividend reinvestments was $14.25 and $13.30 and for additional automatic cash purchases was $15.00 and $14.00 at December 31, 2014 and 2013, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the year ended December 31, 2014, 231,000 shares were issued pursuant to dividend reinvestments and 128,000 shares were issued pursuant to additional automatic cash purchases under the plan.  In the year ended December 31, 2013, 207,000 shares were issued pursuant to dividend reinvestments and 95,000 shares were issued pursuant to additional automatic cash purchases under the plan.

NOTE 16 - RELATED PARTY TRANSACTIONS

Property Management Fee

During 2014 and 2013, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland.    For the years ended December 31, 2014 and 2013, we paid management fees of $6,439 and $5,145, respectively, to GOLDMARK Property Management. As of December 31, 2014 and 2013, we were owed $104 and $64, respectively for year-end true-up property management fees.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

Board of Trustee Fees

We incurred Trustee fees of $56 and $51 during the year ended December 31, 2014 and 2013, respectively.  As of December 31, 2014, we owed our Trustees $32 for unpaid board of trustee fees.  There were no board of trustee fees owed to our Trustees as of December 31, 2013.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.  In March 2014, our Board revised the Trustee Compensation Plan effective January 1, 2014.

The plan provides:

	2014	2013 (1)
Board Chairman – Board Meeting	105 shares/meeting	$1,400 /meeting
Trustee – Board Meeting	75 shares/meeting	$1,000 /meeting
Committee Chair – Committee Meeting	30 shares/meeting	$400 /meeting
Trustee – Committee Meeting	30 shares/meeting	$400 /meeting

(1)	The amounts in the table are actual amounts paid, not rounded.

Common shares earned in accordance with the plan are calculated on an annual basis.  Shares earned pursuant to the Trustee Compensation Plan are issued on or about July 15 for Trustees’ prior year of service.  Non-independent Trustees are not compensated for their service on the Board or Committees.

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the Independent Trustees) on March 27, 2014, effective January 1, 2014.  The Advisor is owned in part by Kenneth Regan and James Wieland.

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

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

Development Fee: Based on regressive sliding scale (starting at 5% and declining to 3%) of total project costs, excluding cost of land, for development services requested by us.

Total Cost	Fee	Range of Fee	Formula
0 – 10M	5.0%	0 –.5M	0M – 5.0% x (TC – 0M)
10M - 20M	4.5%	.5 M – .95M	.50M – 4.5% x (TC – 10M)
20M – 30M	4.0%	.95 M – 1.35M	.95M – 4.0% x (TC – 20M)
30M – 40M	3.5%	1.35 M – 1.70M	1.35M – 3.5% x (TC – 30M)
40M – 50M	3.0%	1.70 M – 2.00M	1.70M – 3.0% x (TC – 40M)

TC = Total Project Cost

Management Fees

During 2014 and 2013, we incurred advisory management fees of $1,855 and $1,633 with Sterling Management, LLC, our Advisor, for advisory management fees. As of December 31, 2014 and 2013, we owed our Advisor $342 and $294, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During 2014 and 2013, we incurred acquisition fees of $2,628 and $1,737, respectively, with our Advisor. These fees are for performing due diligence on properties acquired. As of December 31, 2014, we owed our Advisor $1,875 for unpaid acquisition fees.  There were no acquisition fees owed to our Advisor as of December 31, 2013.

Financing Fees

During 2014 and 2013, we incurred financing fees of $269 and $203, respectively, with our Advisor for loan financing and refinancing activities. As of December 31, 2014, we owed our Advisor $214 for unpaid financing fees.  There were no financing fees owed to our Advisor as of December 31, 2013.

Disposition Fees

During 2014 and 2013, we incurred disposition fees of $16 and $25, respectively, with our Advisor.  See Note 19. There were no disposition fees owed to our Advisor as of December 31, 2014 and 2013, respectively.

Development Fees

During 2014, we incurred $358 in development fees with our Advisor.  During 2013, there were no development fees incurred with our Advisor.  As of December 31, 2014, we owed our Advisor $36 for unpaid development fees as part of a 10% hold back.

Commissions

During the year ended December 31, 2014 and 2013, we incurred brokerage fees of $0 and $67, respectively, to a broker-dealer benefitting Larry O’Callaghan, a member of the Board of Trustees until June 2013. Brokerage fees were based on 8% of the purchase price of Sterling common shares sold.  As of December 31, 2014 and 2013, there were no outstanding brokerage fees owed to the broker-dealer.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

During the year ended December 31, 2014 and 2013, we incurred real estate commissions of $1,408 and $1,417, respectively, owed to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. As of December 31, 2014, we owed commissions of $750.  There were no outstanding commissions owed as of December 31, 2013.

Rental Income

During the year ended December 31, 2014 and 2013, we received rental income of $179 under an operating lease agreement with GOLDMARK Property Management.

During the year ended December 31, 2014 and 2013, we received rental income of $50 and $40, respectively, under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.

During the year ended December 31, 2014 and 2013, we received rental income of $42 and $42, respectively, under operating lease agreements with our Advisor.

Construction Costs

During 2014 and 2013, we incurred costs related to the construction of a 156 unit apartment community in Bismarck, North Dakota of $9,062 and $2,035 to GOLDMARK Development, respectively.  As of December 31, 2014 and 2013, we owed GOLDMARK Development $555 and $102, respectively, for retainage.  In addition as of December 31, 2014 and 2013 we owed GOLDMARK Development $477 and $365, respectively, for unpaid construction fees.

NOTE 17 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms up to one year. Gross revenues from residential rentals totaled $53,499 and $43,060 for 2014 and 2013, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For 2014 and 2013, gross revenues from commercial property rentals, including CAM (common area maintenance) income of $2,230 and $3,732 respectively, totaled $17,437 and $18,883, respectively.

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2014 are as follows:

Years ending December 31,	Amount
(in thousands)
2015	$14,219
2016	12,020
2017	10,652
2018	9,676
2019	9,475
Thereafter	67,750
$123,792

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

NOTE 19 - DISPOSITIONS

During the year ended December 31, 2014 the operating partnership sold a 14,736 square foot office property in Norfolk, Nebraska for approximately $625 and recognized a gain of approximately $69.

During the year ended December 31, 2013 the operating partnership sold one senior living property and one parcel of vacant land for approximately $24,000 and $276, respectively. The operations of these properties as well as the gain on sale have been presented as income from discontinued operations in the accompanying consolidated statements of operations and other comprehensive income. Accordingly, certain reclassifications have been made to prior years to reflect discontinued operations consistent with current year presentation.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

The following is a summary of income from discontinued operations for the period presented (in thousands):

	Discontinued Operations
	Year Ended
	December 31,
	2014	2013
	(in thousands)
Income from rental operations
Real estate rental income	$—	$1,626
Tenant reimbursements	—	205
	—	1,831
Expenses
Expenses from rental operations
Interest	—	299
Depreciation and amortization	—	542
Real estate taxes	—	206
	—	1,047
Administration of REIT
Acquisition and disposition expenses	—	25
Total expenses	—	1,072
Income from discontinued operations before gain on sale	—	759
Gain on sale of discontinued operations	—	2,591
Gain from discontinued operations	$—	$3,350

NOTE 20 – BUSINESS COMBINATIONS AND ACQUISITIONS

We continue to implement our strategy of acquiring properties in desired markets.

2014 Property Acquisitions

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

approximately $876.  The interest was acquired from an entity affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $221, and $110, respectively.

In June 2014, the operating partnership purchased a 128 unit apartment complex in Moorhead, Minnesota for approximately $4,848.  The purchase was financed with the combination of an assumed loan of $704, the issuance of limited partnership units valued at approximately $3,906 and cash. The interest was purchased from an entity affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $1,730 and $905, respectively.

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

In October 2014, the operating partnership purchased an 80 unit apartment complex in Hutchinson, Minnesota for approximately $4,320.  The purchase was financed with the combination of an assumed loan of $1,056, the issuance of limited partnership units valued at approximately $1,305 and cash. The interest was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $585 and $342, respectively.

In October 2014, the operating partnership purchased 16 acres of development land in Bismarck, North Dakota adjacent to development currently in the construction phase for approximately $2,246.  The purchase was financed with $2,246 of cash.

In December 2014, the operating partnership purchased a 240 unit apartment complex in New Brighton, Minnesota for approximately $16,800.  The purchase was financed with a combination of an $11,090 loan and cash.

In December 2014, the operating partnership purchased a 462 unit apartment complex in Fridley, Minnesota for approximately $30,400.  The purchase was financed with a combination of a $19,685 loan and cash.

In December 2014, the operating partnership purchased a 240 unit apartment complex in Maplewood, Minnesota for approximately $15,600.  The purchase was financed with a combination of a $10,195 loan and cash.

In December 2014, the operating partnership purchased a 120 unit apartment complex in Coon Rapids, Minnesota for approximately $7,500.  The purchase was financed with a combination of a $4,920 loan and cash.

In December 2014, the operating partnership purchased a 180 unit apartment complex in Roseville, Minnesota for approximately $12,850.  The purchase was financed with a combination of an $8,353 loan and cash.

In December 2014, the operating partnership purchased a 180 unit apartment complex in Roseville, Minnesota for approximately $12,850.  The purchase was financed with a combination of an $8,353 loan and cash.

In December 2014, the operating partnership purchased a 72 unit apartment complex in Golden Valley, Minnesota for approximately $7,500.  The purchase was financed with a combination of a $4,882 loan and cash.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the fair value of the assets acquired and liabilities assumed during 2014:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
	(in thousands)
Barrett Arms Apartments, Crookston, MN	$1,104	$—	$—	$—	$—	$1,104
Chandler 1802, Grand Forks, ND	1,320	—	—	—	—	1,320
Echo Manor Apartments, Hutchinson, MN	1,080	—	—	—	—	1,080
Westcourt Apartments, Fargo, ND	3,520	—	—	—	—	3,520
Eagle Run Apartments, West Fargo, ND (1)	1,566	—	—	—	(876)	690
Griffin Court Apartments, Moorhead, MN	4,848	—	—	—	(704)	4,144
Parkwest Gardens Apartments, West Fargo, ND	6,840	—	—	—	—	6,840
Dakota Manor Apartments, Fargo, ND	2,646	—	—	—	—	2,646
Twin Oaks, Hutchinson, MN	4,320	—	—	—	(1,056)	3,264
Land, Bismarck, ND	2,246	—	—	—	—	2,246
Brighton Village Apartments, New Brighton, MN	16,800	—	—	—	—	16,800
Georgetown on the River, Fridley, MN	30,400	—	—	—	—	30,400
Maplewood Apartments, Maplewood, MN	15,600	—	—	—	—	15,600
Robinwood Apartments, Coon Rapids, MN	7,500	—	—	—	—	7,500
Rosedale Estates North , Roseville, MN	12,850	—	—	—	—	12,850
Rosedale Estates South, Roseville, MN	12,850	—	—	—	—	12,850
Valley View, Golden Valley, MN	7,500	—	—	—	—	7,500

	$132,990	$—	$—	$—	$(2,636)	$130,354

(1)	Assumed loan presented as consideration given, however, previously consolidated the single asset LLP due to controlling financial interest.

Total consideration given for acquisitions in 2014 was completed through issuing approximately 1,233,000 limited partnership units of the operating partnership valued at $14.00 per unit and $15.00 per unit for an aggregate consideration of approximately $17,461, assumed loans of $2,636, assumed liabilities and deferred maintenance of $1,362, new loans of $67,477 and cash of $44,054. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

Wieland, and Furness, related parties, who received limited partnership units valued at approximately $1,340, $973 and $239, respectively.

In October 2013, the operating partnership purchased a 48 unit apartment complex in Fargo, North Dakota for approximately $2,880. The purchase was financed with the issuance of limited partnership units valued at approximately $1,963 and cash.  The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $491, respectively.

In October 2013, the operating partnership purchased a 444 unit apartment complex in Little Canada, Minnesota for approximately $27,084. The purchase was financed with a combination of a $20,000 loan, the issuance of limited partnership units valued at approximately $5,615 and cash. The property was purchased from entities affiliated with Messrs. Regan, Wieland, and Wolf, related parties, who received limited partnership units valued at approximately $995, $459 and $105, respectively.

In October 2013, the operating partnership purchased a 32,532 square foot implement dealership in Sioux City, Iowa for approximately $4,567. The purchase was financed with a combination of a $1,750 loan, the issuance of limited partnership units valued at approximately $2,584 and cash. The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $182 and $57, respectively.

In November 2013, the operating partnership purchased a 38 unit apartment complex in Bismarck, North Dakota for approximately $2,028. The purchase was financed with cash.

In November 2013, the operating partnership purchased an 18 unit apartment complex in Fargo, North Dakota for approximately $864. The purchase was financed with the issuance of limited partnership units valued at approximately $864.  The property was purchased from entities affiliated with Messrs. Regan and Wieland, related parties, who each received limited partnership units valued at approximately $432, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

Total consideration given for acquisitions in 2013 was completed through issuing approximately 2,427,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $33,979, new loans of $26,250 and cash of $18,301.  In addition, consideration given for equity method investments in 2013 was completed through issuing 154,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $2,156 and cash of $955. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares issued in 2014 and 2013.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units issued in 2014 and 2013.  In determining this value, the board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations.  The board also relied on valuation methodologies that are commonly used in the real estate industry.  The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Dollar amounts in thousands, except share and per share data)

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

NOTE 21 - SUBSEQUENT EVENTS

On January 15, 2015, we paid a dividend or distribution of $0.2250 per share on our common shares of beneficial interest, to common shareholders and limited partnership unit holders of record on December 31, 2014.

In January 2015, the operating partnership purchased a 24 unit duplex complex in Grand Forks, North Dakota for approximately $2,148.  The purchase was financed with the issuance of limited partnership units and cash.  The purchase price allocation is not yet complete.

In January 2015, the operating partnership purchased a 19,045 square foot implement dealership in Bismarck, North Dakota for approximately $3,416.  The purchase was financed with a combination of a $2,600 loan and cash.  The purchase price allocation is not yet complete.

In February 2015, the operating partnership purchased a 164 unit apartment complex in Springfield, Missouri for approximately $10,900.  The purchase was financed with a combination of a $7,630 loan and cash.  The purchase price allocation is not yet complete.

Subsequent to year-end, the Board of Trustees increased the share and unit price to $15.50, effective February 1, 2015.  In addition, Board of Trustees amended and restated the Share and Unit Repurchase Plans to reflect an increased in the redemption price per share and unit price to $14.50.

Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III—Real Estate and Accumulated Depreciation

December 31, 2014

(in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Industrial			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	ND-Fargo	$2,230	$820	$2,554	$9	$(94)	$829	$2,460	$3,289	$150	08/29/2012	40
Titan Machinery	IA-Sioux City	1,652	315	2,472	—	—	315	2,472	2,787	77	10/25/2013	40
Titan Machinery	MN-Marshall	2,230	300	3,648	81	—	381	3,648	4,029	296	11/01/2011	40
Titan Machinery	MN-Redwood Falls	1,693	333	3,568	—	—	333	3,568	3,901	171	01/31/2013	40
Titan Machinery	ND-Dickinson	964	354	1,096	400	—	754	1,096	1,850	78	12/31/2008	40
Titan Machinery	ND-Fargo	1,154	781	1,947	—	—	781	1,947	2,728	109	12/10/2008	40
Titan Machinery	ND-Minot	1,681	618	1,654	—	—	618	1,654	2,272	100	08/01/2012	40
Total		$11,604	$3,521	$16,939	$490	$(94)	$4,011	$16,845	$20,856	$981

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Land			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Banner	ND-Fargo	$—	$929	$—	$37	$—	$966	$—	$966	$—	07/03/2007
Taco Bell	CO-Denver	—	669	—	—	—	669	—	669	—	06/14/2011
Total		$—	$1,598	$—	$37	$—	$1,635	$—	$1,635	$—

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Medical			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life	ND-Bismarck	$871	$306	$2,255	$11	$123	$317	$2,378	$2,695	$426	01/03/2008	8	-	40
Bio-Life	ND-Grand Forks	903	457	2,230	1	158	458	2,388	2,846	445	01/03/2008	8	-	40
Bio-Life	MI-Marquette	1,074	213	2,793	—	123	213	2,916	3,129	518	01/03/2008	8	-	40
Bio-Life	MN-Mankato	927	390	2,111	—	947	390	3,058	3,448	521	01/03/2008	8	-	40
Bio-Life	WI-Eau Claire	792	329	1,729	—	—	329	1,729	2,058	303	01/03/2008	8	-	40
Bio-Life	WI-Janesville	772	250	1,857	—	123	250	1,980	2,230	355	01/03/2008	8	-	40
Bio-Life	WI-Onalaska	793	208	1,853	—	323	208	2,176	2,384	376	01/03/2008	8	-	40
Bio-Life	WI-Oshkosh	736	293	1,705	—	146	293	1,851	2,144	349	01/03/2008	8	-	40
Bio-Life	WI-Sheboygan	824	645	1,611	—	248	645	1,859	2,504	325	01/03/2008	8	-	40
Bio-Life	WI-Stevens Point	898	119	2,184	—	123	119	2,307	2,426	412	01/03/2008	8	-	40
Total		$8,590	$3,210	$20,328	$12	$2,314	$3,222	$22,642	$25,864	$4,030

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III—Real Estate and Accumulated Depreciation

December 31, 2014 (Continued)

(in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
44th Street	ND-Fargo	$—	$333	$1,845	$3	$—	$336	$1,845	$2,181	$88	02/06/2013		40
Arbor I/400	ND-Bismarck	449	73	516	—	—	73	516	589	20	06/04/2013		40
Arbor II/404	ND-Bismarck	459	73	538	—	—	73	538	611	16	11/01/2013		40
Arbor III/406	ND-Bismarck	456	71	536	—	—	71	536	607	16	11/01/2013		40
Auburn II	ND-Fargo	613	105	883	4	64	109	947	1,056	180	03/23/2007	10	-	40
Autumn Ridge	ND-Grand Forks	5,998	1,072	8,875	21	19	1,093	8,894	9,987	1,907	08/16/2004	9	-	40
Barrett Arms	MN-Crookston	—	37	1,001	—	—	37	1,001	1,038	25	01/02/2014	9	-	40
Bayview	ND-Fargo	3,469	284	4,077	6	65	290	4,142	4,432	722	12/31/2007	20	-	40
Berkshire	ND-Fargo	295	31	406	3	6	34	412	446	70	03/31/2008	20	-	40
Betty Ann	ND-Fargo	584	74	738	—	31	74	769	843	104	08/31/2009	9	-	40
Brighton Village	MN-New Brighton	11,090	2,520	13,985	—	—	2,520	13,985	16,505	29	12/19/2014	9	-	40
Brookfield	ND-Fargo	1,212	228	1,958	3	73	231	2,031	2,262	323	08/01/2008	20	-	40
Candlelight	ND-Fargo	—	613	1,221	(351)	351	262	1,572	1,834	85	11/30/2012	27.5	-	40
Carling Manor	ND-Grand Forks	524	69	656	—	3	69	659	728	111	03/31/2008		40
Carlton Place	ND-Fargo	7,525	703	7,207	14	53	717	7,260	7,977	1,148	09/01/2008	20	-	40
Chandler	ND-Grand Forks	—	31	270	—	28	31	298	329	69	01/03/2005	20	-	40
Chandler 1802	ND-Grand Forks	—	133	1,114	—	—	133	1,114	1,247	28	01/02/2014	9	-	40
Columbia West	ND-Grand Forks	3,410	294	3,406	1	118	295	3,524	3,819	553	09/01/2008	20	-	40
Country Club	ND-Fargo	287	252	1,252	—	70	252	1,322	1,574	119	05/02/2011		40
Countryside	ND-Fargo	287	135	677	—	(18)	135	659	794	60	05/02/2011		40
Courtyard	MN-St. Louis Park	4,323	2,270	5,681	—	6	2,270	5,687	7,957	190	09/03/2013		40
Dakota Manor	ND-Fargo	—	249	2,236	—	—	249	2,236	2,485	23	08/07/2014	9	-	40
Danbury	ND-Fargo	2,959	381	6,020	9	64	390	6,084	6,474	1,066	12/31/2007	20	-	40
Dellwood Estates	MN-Anoka	7,964	844	9,966	—	(359)	844	9,607	10,451	400	05/31/2013		40
Eagle Run	ND-West Fargo	4,583	576	5,787	38	12	614	5,799	6,413	640	08/12/2010		40
Echo Manor	MN-Hutchinson	—	141	875	—	—	141	875	1,016	22	01/02/2014	9	-	40
Emerald Court	ND-Fargo	604	66	830	1	66	67	896	963	149	03/31/2008	20	-	40
Fairview	ND-Bismarck	3,184	267	3,978	—	74	267	4,052	4,319	608	12/31/2008	20	-	40
Flickertail	ND-Fargo	5,838	426	5,652	8	105	434	5,757	6,191	857	12/31/2008		40
Forest Avenue	ND-Fargo	473	61	637	—	—	61	637	698	31	02/06/2013		40
Galleria III	ND-Fargo	613	118	681	—	—	118	681	799	71	11/09/2010		40
Georgetown on the River	MN-Fridley	19,685	4,620	25,263	—	—	4,620	25,263	29,883	53	12/19/2014	9	-	40
Glen Pond	MN-Eagan	15,805	3,761	20,833	—	94	3,761	20,927	24,688	1,611	12/02/2011	20	-	40
Granger Court I	ND-Fargo	—	279	2,619	—	—	279	2,619	2,898	104	06/04/2013		40
Griffin Court	MN-Moorhead	688	652	3,914	—	—	652	3,914	4,566	57	06/09/2014		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III—Real Estate and Accumulated Depreciation

December 31, 2014 (Continued)

(in thousands)

Hannifin	ND-Bismarck	516	81	607	—	—	81	607	688	18	11/01/2013		40
Hunter's Run I	ND-Fargo	295	50	419	2	(2)	52	417	469	79	03/23/2007	20	-	40
Hunter's Run II	ND-Fargo	—	44	441	2	—	46	441	487	72	07/01/2008		40
Islander	ND-Fargo	936	98	884	—	—	98	884	982	77	07/01/2011		40
Kennedy	ND-Fargo	516	84	588	1	23	85	611	696	25	02/06/2013		40
Library Lane	ND-Bismarck	1,879	301	2,401	12	121	313	2,522	2,835	446	10/01/2007	20	-	40
Maple Ridge	NE-Omaha	4,289	766	5,608	—	1,495	766	7,103	7,869	1,019	08/01/2008	20	-	40
Maplewood	MN-Maplewood	10,195	3,122	12,122	—	—	3,122	12,122	15,244	25	12/19/2014	9	-	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	ND-Fargo	5,456	783	5,839	—	192	783	6,031	6,814	650	01/01/2009	20	-	40
Martha Alice	ND-Fargo	584	74	738	—	58	74	796	870	107	08/31/2009	9	-	40
Mayfair	ND-Grand Forks	792	80	1,043	—	20	80	1,063	1,143	172	07/01/2008	20	-	40
Monticello	ND-Fargo	—	60	752	—	—	60	752	812	22	11/08/2013		40
Montreal Courts	MN-Little Canada	19,688	5,809	19,687	—	—	5,809	19,687	25,496	615	10/02/2013		40
Oak Court	ND-Fargo	1,831	270	2,354	—	188	270	2,542	2,812	410	04/30/2008	27.5	-	40
Pacific Park I	ND-Fargo	768	95	777	—	26	95	803	898	38	02/06/2013		40
Pacific Park II	ND-Fargo	657	111	865	—	32	111	897	1,008	43	02/06/2013		40
Pacific Park South	ND-Fargo	405	58	459	—	—	58	459	517	22	02/06/2013		40
Parkwest Gardens	ND-West Fargo	4,289	713	5,825	—	—	713	5,825	6,538	84	06/30/2014	9	-	40
Parkwood	ND-Fargo	1,167	126	1,142	6	8	132	1,150	1,282	184	08/01/2008		40
Pebble Creek	ND-Bismarck	4,598	260	3,704	—	(300)	260	3,404	3,664	583	03/19/2008	20	-	40
Prairiewood Courts	ND-Fargo	1,459	308	1,815	9	43	317	1,858	2,175	371	09/01/2006	20	-	40
Prairiewood Meadows	ND-Fargo	2,341	736	2,514	—	—	736	2,514	3,250	147	09/30/2012		20
Richfield/Harrison	ND-Grand Forks	6,341	756	6,346	3	256	759	6,602	7,361	1,224	07/01/2007	20	-	40
Robinwood	MN-Coon Rapids	4,920	1,138	6,133	—	—	1,138	6,133	7,271	13	12/19/2014	9	-	40
Rosedale Estates	MN-Roseville	16,705	4,681	20,591	—	—	4,681	20,591	25,272	43	12/19/2014	9	-	40
Rosegate	ND-Fargo	2,333	251	2,978	5	84	256	3,062	3,318	520	04/30/2008	20	-	40
Saddlebrook	ND-Fargo	1,076	148	1,262	13	12	161	1,274	1,435	189	12/31/2008		40
Schrock	ND-Fargo	—	71	626	—	—	71	626	697	25	06/04/2013		40
Sheridan Pointe	ND-Fargo	—	292	2,424	—	—	292	2,424	2,716	76	10/01/2013		40
Sierra Ridge	ND-Bismarck	5,894	754	8,795	5	2	759	8,797	9,556	1,193	09/01/2006		40
Somerset	ND-Fargo	3,258	300	3,431	7	—	307	3,431	3,738	558	07/01/2008		40
Southgate	ND-Fargo	2,954	803	5,299	—	(112)	803	5,187	5,990	972	07/01/2007		40
Southview III	ND-Grand Forks	230	99	522	—	68	99	590	689	49	08/01/2011		40
Southview Villages	ND-Fargo	2,054	268	2,519	—	122	268	2,641	2,909	470	10/01/2007	20	-	40
Spring	ND-Fargo	627	76	822	5	—	81	822	903	39	02/06/2013		40
Stanford Court	ND-Grand Forks	—	291	3,866	—	41	291	3,907	4,198	187	02/06/2013	20	-	40
Stonefield	ND-Bismarck	6,332	4,960	6,720	—	—	4,960	6,720	11,680	52	08/01/2014		20
Stonybrook	NE-Omaha	5,459	1,439	8,003	—	1,215	1,439	9,218	10,657	1,188	01/20/2009	20	-	40
Sunset Ridge	ND-Bismarck	8,985	1,759	11,012	36	14	1,795	11,026	12,821	1,542	06/06/2008	9	-	40
Sunview	ND-Grand Forks	1,197	144	1,614	1	42	145	1,656	1,801	247	12/31/2008	20	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III—Real Estate and Accumulated Depreciation

December 31, 2014 (Continued)

(in thousands)

Sunwood	ND-Fargo	2,982	358		3,520	7	4	365	3,524	3,889	661	07/01/2007	20	-	40
Terrace on the Green	MN-Moorhead	2,131	697		2,588	—	—	697	2,588	3,285	151	09/30/2012		40
Twin Oaks	MN-Hutchinson	1,044	816		3,245	—	—	816	3,245	4,061	20	10/01/2014	9	-	40
Twin Parks	ND-Fargo	2,317	119		2,072	17	56	136	2,128	2,264	328	10/01/2008	20	-	40
Valley View	MN-Golden Valley	4,882	1,190		6,217	—	—	1,190	6,217	7,407	13	12/19/2014	9	-	40
Village	ND-Grand Forks	1,056	173		1,435	1	60	174	1,495	1,669	226	11/01/2008		40
Village Park	ND-Fargo	855	219		1,932	22	34	241	1,966	2,207	326	04/30/2008		40
Village West	ND-Fargo	—	357		2,274	24	31	381	2,305	2,686	380	04/30/2008		40
Westcourt	ND-Fargo	—	287		3,028	—	—	287	3,028	3,315	76	01/02/2014	9	-	40
Westside	MN-Hawley	—	59		360	—	—	59	360	419	44	02/01/2010		40
Westwind	ND-Fargo	336	49		455	—	75	49	530	579	87	04/30/2008	20	-	40
Westwood	ND-Fargo	4,852	597		6,455	13	118	610	6,573	7,183	1,083	06/05/2008	20	-	40
Willow Park	ND-Fargo	4,319	288		5,298	7	237	295	5,535	5,830	804	12/31/2008		40
Total		$259,177	$59,310	—	348,559	$(42)	$5,188	$59,268	$353,747	$413,015	$29,550

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Office			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
32nd Avenue	ND-Fargo	$2,217	$635	$3,300	$6	$43	$641	$3,343	$3,984	$896	03/16/2004	3	-	40
Aetna	ND-Bismarck	6,816	1,291	7,372	—	732	1,291	8,104	9,395	1,487	12/06/2006	20	-	40
Echelon	ND-Fargo	1,114	278	1,491	2	1	280	1,492	1,772	286	05/15/2007		40
First International Bank & Trust	MN-Moorhead	—	210	712	3	88	213	800	1,013	82	05/13/2011	10	-	40
Four Points	ND-Fargo	—	70	1,238	—	11	70	1,249	1,319	223	10/18/2007		40
Gate City	ND-Grand Forks	1,015	382	918	1	35	383	953	1,336	156	03/31/2008		40
Goldmark Office Park	ND-Fargo	4,074	1,160	14,796	—	893	1,160	15,689	16,849	2,884	07/01/2007	4.75	-	40
Great American Bldg	ND-Fargo	1,037	511	1,290	1	362	512	1,652	2,164	351	02/01/2005	27.5	-	40
Midtown Plaza	ND-Minot	—	30	1,213	—	—	30	1,213	1,243	293	01/01/2004		40
Regis	MN-Edina	9,302	2,991	7,633	—	—	2,991	7,633	10,624	1,153	01/01/2009		40
SSA	MN-St Cloud	—	100	2,793	—	13	100	2,806	2,906	544	03/20/2007	20	-	40
Wells Fargo Center	MN-Duluth	—	600	7,270	(115)	277	485	7,547	8,032	1,225	07/11/2007	4	-	40
Total		$25,575	$8,258	$50,026	$(102)	$2,455	$8,156	$52,481	$60,637	$9,580

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III—Real Estate and Accumulated Depreciation

December 31, 2014 (Continued)

(in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Retail			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Applebee's	MN-Apple Valley	$—	$560	$1,235	$—	$—	$560	$1,235	$1,795	$124	01/27/2011		40
Applebee's	MN-Bloomington	—	1,000	474	11	—	1,011	474	1,485	57	03/22/2010		40
Applebee's	MN-Coon Rapids	—	750	875	—	—	750	875	1,625	106	03/09/2010		40
Applebee's	MN-Savage	—	690	424	—	—	690	424	1,114	51	01/01/2010		40
Becker Furniture	MN-Waite Park	—	150	2,065	—	(226)	150	1,839	1,989	439	07/12/2006		40
Buffalo Wild Wings	TX-Austin	—	575	1,664	—	—	575	1,664	2,239	187	07/30/2010		40
Dairy Queen	MN-Moorhead	—	243	787	1	—	244	787	1,031	72	05/13/2011		20
Dairy Queen	ND-Dickinson	666	329	658	—	—	329	658	987	49	01/19/2012		40
Family Dollar	ND-Mandan	—	167	649	—	—	167	649	816	66	12/14/2010		40
O'Reilly	ND-Mandan	—	115	449	—	—	115	449	564	46	12/14/2010		40
Walgreen's	AR-Batesville	6,307	473	6,406	—	—	473	6,406	6,879	881	07/09/2009		40
Walgreen's	AR-Fayetteville	4,838	636	4,733	—	—	636	4,733	5,369	651	07/09/2009		40
Walgreen's	CO-Denver	4,225	2,349	2,358	—	—	2,349	2,358	4,707	211	06/14/2011		40
Walgreen's	LA-Alexandria	1,962	1,090	2,973	—	—	1,090	2,973	4,063	373	12/18/2009	27.5	-	40
Walgreen's	MS-Laurel	1,942	1,280	2,984	—	—	1,280	2,984	4,264	336	07/30/2010		40
Westpointe Center	ND-Fargo	—	687	2,372	154	(69)	841	2,303	3,144	682	06/30/2006	5	-	40
Total		$19,940	$11,094	$31,106	$166	$(295)	$11,260	$30,811	$42,071	$4,331
Grand Totals		$324,886	$86,991	$466,958	$561	$9,568	$87,552	$476,526	$564,078	$48,472

Investments in Unconsolidated Affiliates:												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Banner	ND-Fargo	$7,221	$750	$8,016	$22	$70	$772	$8,086	$8,858	$1,547	03/15/2007		40
GF Marketplace	ND-Grand Forks	11,260	4,259	15,801	163	38	4,422	15,839	20,261	4,190	07/01/2003	8.25	-	40
Highland Meadows	ND-Bismarck	2,323	624	2,591	243	109	867	2,700	3,567	910	07/31/2011	9	-	40
Ashbury	ND-Bismarck	—	331	2,517	—	—	331	2,517	2,848	94	07/01/2013		40
Michigan Street Transit Center	MN-Duluth	—	1,970	—	—	—	1,970	—	1,970	—	05/05/2014		n/a

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III—Real Estate and Accumulated Depreciation

December 31, 2014 (Continued)

(in thousands)

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.
(b)	The changes in total real estate investments for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Balance at January 1,	$450,250	$394,746
Purchase of real estate investments	143,141	80,294
Sale of investment property	(2,255)	(24,564)
Provision for asset impairment	—	(226)
Balance at December 31,	$591,136	$450,250

(c)	The changes in accumulated depreciation for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	2014	2013
Balance at January 1,	$47,058	$38,780
Depreciation expense	12,116	10,887
Sale of investment property	(301)	(2,609)
Balance at December 31,	$58,873	$47,058

(d)	The aggregate cost of our real estate for federal income tax purposes is $560,454.

EXHIBIT INDEX

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit Description	with	Form	ending	Exhibit	date
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002		10-12G		3.1	03/10/11
3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014		8-K		5.02	06/24/14
3.3	Amended and Restated Bylaws dated June 23, 2011		10-12G		3.2	03/10/11
4.1	Declaration of Trust Sterling Real Estate Trust dated July 21, 2004		10-12G		4.1	03/10/11
4.2	Addendum to Declaration of Trust dated July 25, 2007		10-12G		4.2	03/10/11
4.3	Sterling Third Amended and Restated Declaration of Trust dated March 27, 2014		8-K		4.1	04/02/14
4.4	First Amended and Restated Declaration of Trust dated February 9, 2011		10-12G		4.3	03/10/11
4.5	Amendment No. 1 to First Amended and Restated Declaration of Trust dated August 1, 2014		8-K		5.01	06/24/14
4.6	Amended and Restated Share Repurchase Plan December 20, 2012		8-K		10.2	12/27/12
4.8	Amended and Restated Share Repurchase Plan dated September 26, 2013		8-K		99.2	10/02/13
4.7	Amended and Restated Share Repurchase Plan dated March 27, 2014		8-K		99.1	04/02/14
4.9	Amended and Restated Share Repurchase Plan dated December 18, 2014		8-K		99.1	01/30/15
4.10	Amended and Restated Unit Repurchase Plan dated September 26, 2013		8-K		99.3	10/02/13
4.11	Amended and Restated Unit Repurchase Plan dated March 27, 2014		8-K		99.2	04/02/14
4.12	Amended and Restated Unit Repurchase Plan dated December 18, 2014		8-K		99.2	01/30/15
10.1	First Amended and Restated Advisory Agreement dated February 9, 2011		10-12G		10.1	03/10/11
10.2	First Amendment and Complete Restatement of Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated April 25, 2003		10-12G		10.2	03/10/11
10.3	Second Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated December 19, 2008		10-12G		10.3	03/10/11
10.4	Third Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated August 5, 2009		10-12G		10.4	03/10/11
10.5	Fourth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated February 9, 2011		10-12G		10.5	03/10/11
10.6	Fifth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated June 23, 2011		10-K	12/31/2011	10.6	03/30/12
10.7	Second Amended and Restated Advisory Agreement dated January 1, 2012		8-K		10.1	09/27/12
10.8	Third Amended and Restated Advisory Agreement dated January 1, 2014		8-K		10.1	04/02/14
10.9	Second Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated January 1, 2013		8-K		10.1	12/27/12
10.10	Third Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties LLLP dated August 1, 2104		8-K		5.04	06/24/14
10.11	Dividend Reinvestment Plan dated July 20, 2012		S-3D		A	07/20/12
10.12	First Amendment to Dividend Reinvestment Plan dated September 26, 2013		8-K		99.1	10/02/13
10.13	Share Repurchase Plan dated June 7, 2012		10-Q	9/30/2012	4.1	11/13/12
10.14	Amendment to Certificate of Limited LiabilityPartnership of SterlingProperties, LLLP dated August 1, 2014		8-K		5.03	06/24/14
10.15	Form of Purchase and Sale Agreement dated as of November 17, 2014		8-K		10.1	12/23/14
10.16	Form of Amendment to Purchase and Sale Agreement dated as of December 18, 2014		8-K		10.2	12/23/14
10.17	Form of Secured Promissory Note (15-Year Note) dated as of December 19, 2014		8-K		10.3	12/23/14
10.18	Form of Secured Promissory Note (10-Year Note) dated as of December 19, 2014		8-K		10.4	12/23/14
10.19	Form of Mortgage, Security Agreement and Fixture Filing dated as of December 19, 2014		8-K		10.5	12/23/14
10.20	Form of Promissory Note dated as of December 19, 2014		8-K		10.6	12/23/14
10.21	Form of Mortgage dated as of December 19, 2014		8-K		10.7	12/23/14
10.22	Form of Commercial Security Agreement dated as of December 19, 2014		8-K		10.8	12/23/14
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm - Baker Tilly Virchow Krause, LLP	X
23.1	Consent of Baker Tilly Virchow Krause, LLP		8-K/A		23.1	01/30/15
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Accounting Officer	X
32.1	Section 906 Certification of Chief Executive Officer and Chief Accounting Officer	X
99.1	Financial Statements of Properties Acquired		8-K/A		99.1	01/30/15

Report of Independent Registered Public Accounting Firm
Combined Statement of Revenues and Certain Expenses for the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013
Notes to the Combined Statement of Revenues and Certain Expenses for the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013

99.2	Unaudited Pro Forma Consolidated Balance Sheet as of September 30, 2014 Unaudited Pro Forma Consolidated Statement of Operations and Other Comprehensive Income for the nine months ended September 30, 2014 Unaudited Pro Forma Consolidated Statement of Operations and Other Comprehensive Income for the year ended December 31, 2013 Notes to Unaudited Pro Form Consolidated Financial Statements		8-K/A	99.2	01/30/15
101		X

The following materials from Sterling Real Estate Trust’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and; (v) Notes to Consolidated Financial Statements.