Form 10-Q
period 2015-03-31
Sterling Real Estate Trust
filed 2015-05-14
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2015
Common Shares of Beneficial Interest, $0.01 par value per share	7,448,782.14902

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2015 (UNAUDITED) and December 31, 2014

	March 31,	December 31,
	2015	2014
	(in thousands)
ASSETS
Real estate investments	$545,918	$532,263
Cash and cash equivalents	5,786	643
Restricted deposits and funded reserves	5,787	6,732
Investment in unconsolidated affiliates	8,888	9,081
Due from related party	—	109
Receivables	2,934	2,953
Prepaid expenses	2,172	1,581
Notes receivable	600	600
Financing and lease costs, less accumulated amortization of $3,194 in 2015 and $2,985 in 2014	3,726	3,761
Intangible assets, less accumulated amortization of $5,178 in 2015 and $4,866 in 2014	9,982	9,222
Other assets	143	76

Total Assets	$585,936	$567,021

LIABILITIES
Mortgage notes payable	$335,358	$324,886
Lines of credit	6,750	16,419
Special assessments payable	899	934
Dividends payable	4,853	4,554
Due to related party	482	2,500
Tenant security deposits payable	3,246	3,113
Investment certificates	288	319
Unfavorable leases, less accumulated amortization of $604 in 2015 and $572 in 2014	774	806
Accounts payable - trade	1,018	1,486
Retainage payable	622	555
Fair value of interest rate swaps	283	272
Deferred insurance proceeds	83	72
Accrued expenses and other liabilities	4,665	5,471
Total Liabilities	359,321	361,387

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Noncontrolling interest in operating partnership	151,489	150,594
Beneficial interest	75,409	55,312
Accumulated comprehensive income (loss)	(283)	(272)
Total Shareholders' Equity	226,615	205,634

	$585,936	$567,021

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED March 31, 2015 and 2014 (UNAUDITED)

	Quarter ended
	March 31,
	2015	2014
	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$22,234	$16,524
Tenant reimbursements	591	559
	22,825	17,083
Expenses
Expenses from rental operations
Interest	3,953	3,064
Depreciation and amortization	4,249	3,354
Real estate taxes	1,904	1,315
Property management fees	2,339	1,558
Utilities	2,095	1,707
Repairs and maintenance	3,294	2,351
Insurance	596	398
	18,430	13,747
Administration of REIT
Administrative expenses	79	67
Advisory fees	569	442
Acquisition and disposition expenses	530	361
Trustee fees	12	14
Legal and accounting	247	160
	1,437	1,044
Total expenses	19,867	14,791
Income from operations	2,958	2,292
Other income
Equity in income of unconsolidated affiliates	205	247
Dividend and interest income	15	58
Gain on involuntary conversion	—	24
Gain on disposal of marketable securities	—	246
	220	575
Net income	$3,178	$2,867
Net income attributable to noncontrolling interest	2,226	2,068
Net income attributable to Sterling Real Estate Trust	$952	$799
Earnings per common share, basic and diluted:
Net income per common share, basic and diluted	$0.15	$0.15
Comprehensive income:
Net income	$3,178	$2,867
Other comprehensive income (loss) - change in fair value of interest rate swaps	(11)	10
Comprehensive income	3,167	2,877
Comprehensive income attributable to noncontrolling interest	2,219	2,075
Comprehensive income attributable to Sterling Real Estate Trust	$948	$802

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2015 (UNAUDITED)

			Accumulated
			Distributions	Total		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Noncontrolling	Comprehensive
	Shares	Capital	Earnings	Interest	Interest	Income (Loss)	Total
	(in thousands)
BALANCE AT DECEMBER 31, 2014	5,624	$69,756	$(14,444)	$55,312	$150,594	$(272)	$205,634
Issuance of common shares	1,377	21,109		21,109			21,109
Contribution of assets in exchange for the issuance of noncontrolling interest shares					2,148		2,148
Shares/units redeemed	(39)	(571)		(571)	(47)		(618)
Dividends declared			(1,640)	(1,640)	(3,432)		(5,072)
Dividends reinvested - stock dividend	61	863		863			863
Issuance of shares under optional purchase plan	30	450		450			450
Syndication costs			(1,066)	(1,066)	—		(1,066)
Decrease in fair value of interest rate swaps						(11)	(11)
Net income			952	952	2,226		3,178
BALANCE AT MARCH 31, 2015	7,053	$91,607	$(16,198)	$75,409	$151,489	$(283)	$226,615

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2015 and 2014 (UNAUDITED)

	Quarter ended
	March 31,
	2015	2014
	(in thousands)
OPERATING ACTIVITIES
Net income	$3,178	$2,867
Adjustments to reconcile net income to net cash from operating activities
Net gain on investment in marketable securities	—	(246)
Equity in income of unconsolidated affiliates	(205)	(247)
Distributions of earnings of unconsolidated affiliates	205	247
Depreciation	3,769	2,884
Amortization	490	458
Effects on operating cash flows due to changes in
Tenant security deposits	(653)	(72)
Restricted cash - real estate tax and insurance escrows	1,137	(1,194)
Due from related party	109	25
Receivables	218	788
Prepaid expenses	(591)	341
Marketable securities	—	(5,000)
Other assets	(67)	(160)
Due to related party	(2,018)	(132)
Tenant security deposits payable	71	75
Accounts payable - trade	(660)	(259)
Accrued expenses and other liabilities	(1,070)	129
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,913	504
INVESTING ACTIVITIES
Purchase of real estate investment properties	(4,015)	(2,246)
Capital expenditures and tenant improvements	(613)	(481)
Investment in unconsolidated affiliates	—	(2)
Distributions received from unconsolidated affiliates	193	87
Restricted cash - replacement reserve escrows	461	81
Deferred insurance proceeds	—	95
NET CASH USED IN INVESTING ACTIVITIES	(3,974)	(2,466)
FINANCING ACTIVITIES
Payments for financing and lease costs	(175)	(13)
Payments on investment certificates	(31)	—
Reinvested proceeds from investment certificates	—	1
Principal payments on special assessments payable	(61)	(10)
Proceeds from issuance of mortgage notes payable	1,290	—
Principal payments on mortgage notes payable	(2,333)	(1,908)
Advances on lines of credit	9,626	2,447
Payments on lines of credit	(19,295)	(108)
Proceeds from issuance of common shares	21,109	—
Proceeds from issuance of shares under optional purchase plan	450	392
Shares/units redeemed	(618)	(2,490)
Dividends/distributions paid	(3,692)	(3,247)
Payment of syndication costs	(1,066)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,204	(4,936)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,143	(6,898)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	643	13,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,786	$6,951

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2015 and 2014 (UNAUDITED) (Continued)

	Quarter ended
	March 31,
	2015	2014
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$3,756	$3,072

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$863	$751
Dividends declared and not paid	1,640	1,216
UPREIT distributions declared and not paid	3,432	3,124
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	2,148	5,352
Increase in land improvements due to increase in special assessments payable	26	12
Unrealized gain (loss) on interest rate swaps	11	(10)
Acquisition of assets through assumption of debt and liabilities and property purchased with financing	10,301	—
Capitalized interest related to construction in progress	33	—
Acquisition of assets with accounts payable	1,544	599

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of March 31, 2015 and December 31, 2014, Sterling owned approximately 32.3% and 27.8%, respectively, of the operating partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of March 31, 2015 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the the quarter ended March 31, 2015 and 2014, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2015 and our consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity and our consolidated statement of cash flows for the quarter ended March 31, 2015 and 2014, as applicable. These adjustments are of a normal recurring nature.

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

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 140 properties.  The trust’s 92 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multi-family apartment buildings.  The trust owns 48 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the trust’s mix of properties is 72.7% residential and 27.3% commercial (based on cost) and total $545,918 in real estate investments at March 31, 2015.

Residential Property	Location	No. of Properties	Units
	North Dakota	73	4,788
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		92	8,295

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	21	832,908
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	13	360,306
	Mississippi	1	14,820
	Texas	1	7,296
	Wisconsin	6	74,916
		48	1,391,835

 Concentration of Credit Risk

Our cash balances are maintained in various bank deposit accounts. The bank deposit amounts in these accounts may exceed federally insured limits at various times throughout the year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

March 31, 2015 and 2014 (UNAUDITED)

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

Depreciation expense for the three months ended March 31, 2015 and 2014 totaled $3,769 and $2,884, respectively.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the quarter ended March 31, 2015 and 2014.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

There were no properties classified as held for sale at March 31, 2015 or December 31, 2014.  See Note 18.

Construction in Progress

The Company capitalizes direct and certain indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes and interest and financing costs cease and all project-related costs included in construction in process are reclassified to land and building and other improvements.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the quarter ended March 31, 2015 and 2014.

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-family apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2015 and December 31, 2014 of $2,307 and $2,323, respectively. We owed $929 and $935 of our respective share of the mortgage loan balance as of March 31, 2015 and December 31, 2014, respectively.  The Company is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at March 31, 2015 and December 31, 2014 of $11,214 and $11,260, respectively. We owed $5,607 and $5,630 for our respective share of the mortgage loan balance as of March 31, 2015 and December 31, 2014, respectively. The Company is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2015 and December 31, 2014 of $7,187 and $7,221, respectively. We owed $4,791 and $4,814 for our respective share of the mortgage loan balance on March 31, 2015 and December 31, 2014, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns an 82.50% interest as a tenant in common in a 61 unit residential, multi-family apartment complex in Fargo, North Dakota. The property was unencumbered at March 31, 2015 and December 31, 2014, respectively.

The operating partnership is a 99% owner of Michigan Street Transit Center, LLC (“Transit Center”) through 100% ownership in a limited liability company. The operating partnership has contributed approximately $644 in cash and $1,316 in property contributions to the Transit Center in May and June 2014, respectively. As of March 31, 2015, the property owned by the Transit Center consisted of land previously occupied by a building and parking ramp in Duluth, Minnesota which were demolished during 2014.  The property was unencumbered at March 31, 2015 and December 31, 2014, respectively.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our’s and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of March 31, 2015, we assessed one of our liability company arrangements as a variable interest entity where we were not the primary beneficiary.  In addition, four of our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of March 31, 2015 and December 31, 2014, the unconsolidated affiliates held total assets of $31,628 and $32,459 and mortgage notes payable of $20,708 and $20,803, respectively.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of March 31, 2015 and December 31, 2014, management determined no allowance was necessary for uncollectible receivables.

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

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at March 31, 2015 and 2014.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2015 and December 31, 2014 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2011.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $33 and $77 for the three months ended March 31, 2015 and 2014, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of March 31, 2015 and December 31, 2014 was $2,571 and $2,538, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of March 31, 2015 and 2014, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2015 and 2014, Sterling’s denominators for the basic and diluted earnings per common share were approximately 6,308,000 and 5,439,000, respectively.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The objective of ASU 2015-03 is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact, if any, this standard may have on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Reclassifications

Certain amounts previously reported in our quarterly report ended March 31, 2014 have been reclassified to conform to cash flows presentations in 2015.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the quarter ended March 31, 2015 and 2014, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Quarter ended March 31, 2015	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$18,419	$4,406	$22,825
Expenses from rental operations	9,403	825	10,228
Net operating income	$9,016	$3,581	$12,597
Interest			3,953
Depreciation and amortization			4,249
Administration of REIT			1,437
Other (income)/expense			(220)
Net income			$3,178

Quarter ended March 31, 2014	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$12,616	$4,467	$17,083
Expenses from rental operations	6,513	816	7,329
Net operating income	$6,103	$3,651	$9,754
Interest			3,064
Depreciation and amortization			3,354
Administration of REIT			1,044
Other (income)/expense			(575)
Net income			$2,867

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of March 31, 2015	Residential	Commercial	Total
	(in thousands)
Real estate investments	$453,673	$154,873	$608,546
Accumulated depreciation	(41,614)	(21,014)	(62,628)
	$412,059	$133,859	545,918
Cash and cash equivalents			5,786
Restricted deposits and funded reserves			5,787
Investment in unconsolidated affiliates			8,888
Receivables and other assets			5,849
Financing and lease costs, less accumulated amortization			3,726
Intangible assets, less accumulated amortization			9,982
Total Assets			$585,936

As of December 31, 2014	Residential	Commercial	Total
	(in thousands)
Real estate investments	$438,609	$152,527	$591,136
Accumulated depreciation	(38,729)	(20,144)	(58,873)
	$399,880	$132,383	532,263
Cash and cash equivalents			643
Restricted deposits and funded reserves			6,732
Investment in unconsolidated affiliates			9,081
Receivables and other assets			5,319
Financing and lease costs, less accumulated amortization			3,761
Intangible assets, less accumulated amortization			9,222
Total Assets			$567,021

note 4 – real estate investments

As of March 31, 2015	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$61,461	$29,235	$90,696
Building and improvements	368,008	124,172	492,180
Furniture, fixtures and equipment	22,600	1,466	24,066
Construction in progress	1,604	—	1,604
	453,673	154,873	608,546
Less accumulated depreciation	(41,614)	(21,014)	(62,628)
	$412,059	$133,859	$545,918

As of December 31, 2014	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$59,267	$28,285	$87,552
Building and improvements	353,750	122,776	476,526
Furniture, fixtures and equipment	21,423	1,466	22,889
Construction in progress	4,169	—	4,169
	438,609	152,527	591,136
Less accumulated depreciation	(38,729)	(20,144)	(58,873)
	$399,880	$132,383	$532,263

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Construction in progress consists of costs associated with the development of a new, four building 156 unit multi-family apartment community under construction in Bismarck, North Dakota.  The project is estimated to cost $16,000 and is expected to be substantially completed in June 2015.  We have a construction contract of $14,133, of which $12,447 has been completed to date, including $622 of retainage which is included in payables at year-end. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for the project.  Building one, two and three of four were placed in service August 2014, October 2014 and February 2015, respectively.  Approximately $11,109 was reclassified from construction in progress.  See Note 15 for additional information.

NOTE 5 – NOTES RECEIVABLE

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

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of March 31, 2015	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$12,303	$(4,656)	$7,647
Above-market leases	2,857	(522)	2,335
	$15,160	$(5,178)	$9,982
Intangible Liabilities
Below-market leases	$(1,378)	$604	$(774)

	Lease	Accumulated	Lease
As of December 31, 2014	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$11,622	$(4,385)	$7,237
Above-market leases	2,466	(481)	1,985
	$14,088	$(4,866)	$9,222
Intangible Liabilities
Below-market leases	$(1,378)	$572	$(806)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2016	$1,270	$143
2017	1,270	143
2018	1,270	143
2019	1,270	143
2020	1,270	143
Thereafter	3,632	59
	$9,982	$774

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of March 31, 2015 was 12.2 years.

NOTE 7 – LINES OF CREDIT

We have a $15,000 variable rate (1-month LIBOR plus 2.35%) line of credit agreement with Wells Fargo Bank, which expires in July 2015; a 3,000 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019;  a  $3,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019;  and a $2,660 variable rate (prime rate less 0.25%) line of credit agreement with Bell State Bank & Trust, which expires in April 2015. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota.  We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 31, 2015; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell State Bank & Trust, which expires December 2015.    At March 31, 2015, there was a balance of $6,750 outstanding on the one of the lines of credit, leaving $22,225 unused under the agreements.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis on the secured line of credit as of December 31, 2014. A waiver was received from the lender.  As of March 31, 2015, we were in compliance with all covenants.

Subsequent to March 31, 2015 the $2,660 variable rate line of credit with Bell State Bank & Trust is in process of being converted into a term loan.  The new loan is expected to bear interest at 7% and mature in 2022.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	March 31,	December 31,
	2015	2014
	(in thousands)
Fixed rate mortgage notes payable (a)	$326,451	$318,554
Variable rate construction loan (b)	8,907	6,332
Mortgage notes payable	$335,358	$324,886

(a)	Includes $2,203 and $1,028 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2015 and December 31, 2014, respectively.
(b)	The variable rate construction loan bears interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 2.50%.

Mortgage loan payables, net were $335,358 and $324,886 as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we had 92 fixed rate and 1 variable rate mortgage loans with effective interest rates ranging from 2.57% to 7.65% per annum and a weighted average effective interest rate of 4.66% per annum. As of March 31, 2015, we had $326,451 of fixed rate debt, or 97.3% of mortgage loan payables, net at a weighted average interest rate of 4.71% per annum and $8,907 of variable rate debt, or 2.7% of mortgage loan payables, net at a weighted average effective interest rate of 2.66% per annum.

As of December 31, 2014, we had 90 fixed rate and 1 variable rate mortgage loans with effective interest rates ranging from 2.57% to 7.65% per annum, and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2014, we had $318,554 of fixed rate debt, or 98.1% of mortgage loan payables, at a weighted average interest rate of 4.74% per annum and $6,332 of variable rate debt, or 1.9% of mortgage loan payables, net at a weighted average effective interest rate of 2.66% per annum.

The majority of the Company’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs.  Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition, as of December 31, 2014 the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis.  In addition, two loans on residential properties were out of compliance at year-end due to unit renovation repair and maintenance costs.  One loan is secured by a property located in Fargo, North Dakota with an outstanding balance of $295 and the other loan is secured by properties located in Fargo, North Dakota with an outstanding balance of $3,446 at December 31, 2014.  The loans were out of compliance with the lender’s debt service coverage ratio requirement as of December 31, 2014. Waivers have been received from the lenders. As of March 31, 2015, we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2015 (April 1, 2015 to December 31, 2015)	$12,867
2016	21,932
2017	33,916
2018	14,451
2019	21,729
Thereafter	230,463
Total payments	$335,358

NOTE 9 – HEDGING ACTIVITIES

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

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of March 31, 2015 and December 31, 2014, we have recorded a liability and other comprehensive loss of $283 and $272, respectively.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2015		December 31, 2014
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable	$335,358	$353,546	$324,886	$336,646
Fair value of interest rate swaps	$283	$283	$272	$272

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

March 31, 2015 and 2014 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2015
Fair value of interest rate swaps	$—	$283	$—	$283
December 31, 2014
Fair value of interest rate swaps	$—	$272	$—	$272

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2015
Mortgage notes payable	$—	$—	$353,546	$353,546
December 31, 2014
Mortgage notes payable	$—	$—	$336,646	$336,646

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.61% to 4.00% and from 3.94% to 4.41% at March 31, 2015 and December 31, 2014, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of March 31, 2015.  The Company’s mortgage notes payable are further described in Note 8.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of March 31, 2015 and December 31, 2014, outstanding limited partnership units totaled 14,761,000 and 14,621,000 respectively. As of March 31, 2015 and 2014, the operating partnership declared distributions of $3,432 and $3,124 respectively, to limited partners paid in April 2015 and 2014, respectively. Distributions per unit were $0.2325 and $0.2250 during the first three months of 2015 and 2014, respectively.

During the first three months of 2015 and 2014,  there were no limited partnership units exchanged for common shares pursuant to redemption requests.

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

NOTE 12 – REDEMPTION PLANS

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

During the first three months of 2015 and 2014, the Company redeemed 39,000 and 133,000 common shares valued at $571 and $1,856, respectively.  In addition, during the first three months of 2015 and 2014, the Company redeemed 3,000 and  45,000 units valued at $47 and $634, respectively.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of March 31, 2015 and December 31, 2014, there were 7,053,000 and 5,624,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.2325 per share and $0.2250 per share for the quarter ended March 31, 2015 and 2014, respectively.

In May 2014, the Company acquired the remaining ownership interest in the Eagle Run property located in West Fargo, North Dakota.  Prior to the merger, the operating partnership was an 81.25% owner in the single asset limited liability partnership.  The change in ownership interest has been accounted for as an equity transaction, and no gain or loss has been recognized in consolidated net income or comprehensive income.  There were no effects of changes in Sterling’s ownership interest in the subsidiary on Sterling’s equity for the quarters ended March 31, 2015 and 2014.

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $5 per fiscal quarter without our prior approval. The purchase prices per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $15.50 and $15.00 at March 31, 2015 and December 31, 2014, respectively. See discussion of determination of estimated value in Note 19.

Therefore, the purchase price per common share for dividend reinvestments was $14.725 and $14.25 and for additional optional cash purchases was $15.50 and $15.00 at March 31, 2015 and December 31, 2014, respectively. The Board, in its

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the quarter ended March 31, 2015, 61,000 shares were issued pursuant to dividend reinvestments and 30,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the quarter ended March 31, 2014, 56,000 shares were issued pursuant to dividend reinvestments and 28,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the first three months of 2015 and 2014, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland.  For the quarter ended March 31, 2015 and 2014, we paid management fees of $2,321 and $1,539, respectively, to GOLDMARK Property Management.

Board of Trustee Fees

We incurred Trustee fees of $12 and $14 during the quarter ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 and December 31, 2014, we owed our Trustees $44 and $32 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.  In March 2014, our Board revised the Trustee Compensation Plan effective January 1, 2014.

The plan provides:

Board Chairman – Board Meeting	105 shares/meeting
Trustee – Board Meeting	75 shares/meeting
Committee Chair – Committee Meeting	30 shares/meeting
Trustee – Committee Meeting	30 shares/meeting

Common shares earned in accordance with the plan are calculated on an annual basis.  Shares earned pursuant to the Trustee Compensation Plan are issued on or about July 15 for Trustees’ prior year of service.  Non-independent Trustees will not be compensated for their service on the Board or Committees.

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 27, 2015, effective January 1, 2015.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

TC = Total Project Cost

Management Fees

During the first three months of 2015 and 2014, we incurred advisory management fees of $569 and $442 with Sterling Management, LLC, our Advisor, for advisory management fees. As of March 31, 2015 and December 31, 2014, we owed our Advisor $383 and $342, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During the first three months of 2015 and 2014, we incurred acquisition fees of $412 and $140, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of March 31, 2015.  As of December 31, 2014, we owed our Advisor $1,875 for unpaid acquisition fees.

Financing Fees

During the first three months of 2015 we incurred financing fees of $26 with our Advisor for loan financing and refinancing activities. We did not incur any financing fees during the first three months of 2014. There were no financing fees owed to our Advisor as of March 31, 2015.  As of December 31, 2014, we owed our Advisor $214 for unpaid financing fees.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Disposition Fees

During the first three months of 2015 and 2014, there were no disposition fees incurred with our Advisor.  See Note 18. There were no disposition fees owed to our Advisor as of March 31, 2015 and December 31, 2014, respectively.

Development Fees

During the first three months of 2015, we incurred $192 in development fees with our Advisor.  During the first three months of 2014, there were no development fees incurred with our Advisor.  As of March 31, 2015 and December 31, 2014, we owed our Advisor $55 and $36 for unpaid development fees as part of a 10% hold back, respectively.

Commissions

During the first three months of 2015 and 2014, we incurred real estate commissions of $75 and $214, respectively, owed to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of March 31, 2015.  As of December 31, 2014, we owed commission of $750.

During the first three months of 2015, we incurred brokerage fees of $706 to a broker-dealer benefiting Dale Lian, a shareholder of Sterling and a member of our Advisor.  Brokerage fees were based on 7% of the purchase price of Sterling common shares sold.  As of March 31, 2015, we owed $325 for unpaid brokerage fees to Dale Lian or entities benefiting Dale Lian.  We did not incur any brokerage fees to Dale Lian or entities benefiting Dale Lian in 2014.

During the first three months of 2015, we incurred brokerage fees of $348 to a broker-dealer benefiting James Echtenkamp, a shareholder of Sterling and a member of our Advisor.  Brokerage fees were based on 7% of the purchase price of Sterling common shares sold.  As of March 31, 2015, we owed $94 for unpaid brokerage fees to James Echtenkamp or entities benefiting James Echtenkamp. We did not incur any brokerage fees to James Echtenkamp or entities benefiting James Echtenkamp in 2014.

Rental Income

During the first three months of 2015 and 2014, we received rental income of $54 and $45, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the first three months of 2015 and 2014, we received rental income of $13 and $12, respectively, under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.

During the first three months of 2015 and 2014, we received rental income of $11 and $11, respectively, under operating lease agreements with our Advisor.

Construction Costs

As of March 31, 2015 and 2014, we incurred costs related to the construction of a 156 unit apartment community in Bismarck, North Dakota of $12,447 and $3,240 to GOLDMARK Development, respectively.  As of March 31, 2015 and December 31, 2014, we owed GOLDMARK Development $622 and $555, respectively, for retainage.  In addition as of March 31, 2015 and December 31, 2014 we owed GOLDMARK Development $304 and $477, respectively, for unpaid construction fees.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 16 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $18,419 and $12,616 for the quarter ended March 31, 2015 and 2014, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the quarter ended March 31, 2015 and 2014, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $591 and $565, respectively, totaled $4,406 and $4,467, respectively.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

NOTE 18 – DISPOSITIONS

During the three months ended March 31, 2015 there were no dispositions.

During the year ended December 31, 2014 the operating partnership sold a 14,736 square foot office property in Norfolk, Nebraska for approximately $625 and recognized a gain of approximately $69.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 19 – BUSINESS COMBINATIONS AND ACQUISITIONS

We continue to implement our strategy of acquiring properties in desired markets.

Purchases during the first three months of 2015

In January 2015, the operating partnership purchased a 24 unit duplex complex in Grand Forks, North Dakota for approximately $2,148.  The purchase was financed with the issuance of limited partnership units valued at approximately $2,148.

In January 2015, the operating partnership purchased a 22,293 square foot implement dealership in Bismarck, North Dakota for approximately $3,416.  The purchase was financed with a combination of a $2,600 loan and cash.

In February 2015, the operating partnership purchased a 164 unit apartment complex in Springfield, Missouri for approximately $10,900.  The purchase was financed with a combination of a $7,630 loan, assumed liabilities of $71 and cash.

The following table summarizes the fair value of the assets acquired and liabilities assumed during the three months ended March 31, 2015:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given

	(in thousands)
Valley Homes Duplexes, Grand Forks, ND	$2,148	$—	$—	$—	$—	$2,148
Titan Machinery, Bismarck, ND	2,345	681	390	—	—	3,416
Quail Creek, Springfield, MO	10,900	—	—	—	—	10,900

	$15,393	$681	$390	$—	$—	$16,464

Total consideration given for acquisitions through March 31, 2015 was completed through issuing approximately 143,000 limited partnership units of the operating partnership valued at $15.00 per unit for an aggregate consideration of approximately $2,148, new loans of $10,230, assumed liabilities of $71 and cash of $4,015. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

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

March 31, 2015 and 2014 (UNAUDITED)

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

The following table summarizes the fair value of the assets acquired and liabilities assumed during the quarter ended March 31, 2014:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given
	(in thousands)
Barrett Arms Apartments, Crookston, MN	$1,104	$—	$—	$—	$—	$1,104
Chandler 1802, Grand Forks, ND	1,320	—	—	—	—	1,320
Echo Manor Apartments, Hutchinson, MN	1,080	—	—	—	—	1,080
Westcourt Apartments, Fargo, ND	3,520	—	—	—	—	3,520

	$7,024	$—	$—	$—	$—	$7,024

   Total consideration given for acquisitions through March 31, 2014 was completed through issuing approximately 382,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $5,352, and cash of $1,672. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

Estimated Value of Units/Shares

The Board of Trustees has determined an estimate of fair value for the trust shares issued in the first three months of 2015 and 2014.  In addition, the Board of Trustees, acting as general partner for the operating partnership, has determined an estimate of fair value for the limited partnership units issued in the first three months of 2015 and 2014.  In determining this value, the Board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations.  The Board also relied on valuation methodologies that are commonly used in the real estate industry.  The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

Based on the results of the methodologies, the Board determined the fair value of the shares and limited partnership units to be $14.00 per shares/unit for the first three months of 2014 through March 27, 2014.  The Board determined the fair value of the shares and limited partnership units to be $15.00 per share/unit effective March 28, 2014. The Board determined the fair value of the shares and limited partnership units to be $15.50 per share/unit effective February 1, 2015.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

assumption of the debt by a third party;  or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the limited partnership units or Sterling common shares on a national securities exchange or a merger or sale of our portfolio.

NOTE 20 - SUBSEQUENT EVENTS

On April 15, 2015, we paid a dividend or distribution of $0.2325 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on March 31, 2015.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 32.3% of the operating partnership as of March 31, 2015.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of March 31, 2015,  approximately 72.7% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multi-family properties are leased to a variety of tenants under short‑term leases.

As of March 31, 2015, approximately 27.3% of our properties were comprised of office, retail, industrial and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 140 properties containing approximately 8,295 apartments  and 1,392,000 square feet of leasable commercial space as of March 31, 2015.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) approximately $545,918, which includes construction in progress.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the three month period ended March 31, 2015 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $5,742 or 33.6% for the three months ended March 31, 2015, compared to same three month period in 2014.
•	Acquired three (3) properties totaling 230 residential apartment units and 22,000 square feet of commercial space for a total of $16,464 during the three months ended March 31, 2015.
•	Declared and paid dividends totaling $0.2325 per common share for first quarter of 2015.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

	Quarter ended March 31, 2015			Quarter ended March 31, 2014
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$18,419	$4,406	$22,825	$12,616	$4,467	$17,083
Real Estate Expenses
Real Estate Taxes	1,669	235	1,904	1,054	261	1,315
Property Management Fees	2,269	70	2,339	1,482	76	1,558
Utilities	1,873	222	2,095	1,469	238	1,707
Repairs and Maintenance	3,009	285	3,294	2,124	227	2,351
Insurance	583	13	596	384	14	398
Total Real Estate Expenses	9,403	825	10,228	6,513	816	7,329
Net Operating Income	$9,016	$3,581	12,597	$6,103	$3,651	9,754
Interest			3,953			3,064
Depreciation and amortization			4,249			3,354
Administration of REIT			1,437			1,044
Other (income)/expense			(220)			(575)
Net Income			$3,178			$2,867

Net Income Attributed to:
Noncontrolling Interest			$2,226			$2,068
Sterling Real Estate Trust			$952			$799
Dividends per share (1)			$0.2325			$0.2250
Earnings per share			$0.15			$0.15
Weighted average number of common shares			6,308			5,439

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $22,825 for the three months ended March 31, 2015 increased approximately $5,742 or 33.6% in comparison to the same period in 2014.  Residential property revenues increased approximately $5,803 while commercial property revenues decreased approximately $61.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	March 31,	March 31,
	2015	2014
Residential occupancy	96.0%	97.2%
Commercial occupancy	97.6%	99.5%

Residential revenues for the three month period ended March 31, 2015 increased $5,803 in comparison to the same period for 2014.  Approximately $4,839 of the increase was due to residential properties acquired since January 1, 2014.  Rental income from residential properties owned for more than one year increased approximately $964 in comparison to the same period in 2014.  Residential revenues comprised 80.7% of total revenues for the three month period ended March 31, 2015 compared to 73.9% of total revenues for the three month period ended March 31, 2014.  The residential occupancy rates for the three months ended March 31, 2015 decreased 1.2% primarily due to the number of new apartments available in the Midwest market in recent months and the onboarding of the first, second and third buildings placed in service of the Bismarck, North Dakota development project.  The development project is a four building 156 unit multi-family apartment community. Building one, two and three of four were placed in service August 2014, October 2014 and February 2015, respectively.  We expect building four to be placed in service June 2015.

For the three month period ended March 31, 2015 total commercial revenues decreased $61 in comparison to the same period for 2014. The overall decrease includes an increase in revenues of approximately $62 from commercial properties acquired since January 1, 2014.  Rental income from commercial properties owned for more than one year decreased approximately $123 in comparison to the same period in 2014 primarily due to tenant turnover at an office property in Duluth, Minnesota.  Commercial revenues comprised 19.3% of the total revenues for the three month period ended March 31, 2015 compared to 26.1% of total revenues for the three month period ended March 31, 2014.

Expenses

Residential expenses from operations of $9,403 during the three month period ended March 31, 2015 increased $2,890 or 44.4% in comparison to the same period in 2014. This increase was primarily attributed to the increase in number of residential properties owned during the three month period ended March 31, 2015 versus the same period in 2014.      In addition, increased repair and maintenance expenses reflect the investments made to position these properties for continued rate increases, tenant retention, and market competiveness.

Commercial expenses from operations of $825 during the three month period ended March 31, 2015 increased $9 or 1.1%  in comparison to the same period in 2014.  The increase was primarily attributed to increases in repairs and maintenance expenses to replace flooring in three properties.

Interest expense of $3,953 during the three month period ended March 31, 2015 increased $889 in comparison to the same period in 2014. Interest expense was approximately 17.3% and 17.9% of rental income for the three month period ended March 31, 2015 and 2014, respectively.

Depreciation and amortization expense increased 26.7% from $3,354 for the three months ended March 31, 2014 to approximately $4,249 for the three months ended March 31, 2015. The $895 increase was primarily a result of depreciation and amortization for the 14 properties added to our portfolio since March 31, 2014. Depreciation and amortization expense as a percentage of rental income for the three month periods ended March 31, 2015 and 2014 was relatively consistent at 18.6% and 19.6%, respectively.

REIT administration expenses increased from $1,044 for the three months ended March 31, 2014 to $1,437 for the three month periods ended March 31, 2015 due to an increase in acquisition expenses related to acquisition activity in comparison to the same period in 2014.

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

Residential NOI increased $2,913 or 47.7% for the three month period ended March 31, 2015 in comparison to the same three month period in 2014 due primarily to acquisition activity in the residential segment. Commercial NOI decreased $70 or 1.9% for the three month period ended March 31, 2015 in comparison to the same three month period in 2014 due primarily to tenant turnover at an office property in Duluth, Minnesota.

Net Income

Net income for the three months ended March 31, 2015 was $3,178 compared to $2,867 for the three months ended March 31, 2014.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the three month period ended March 31, 2015

We acquired three properties for a total of $16,464 during the first three months of 2015. Total consideration for the acquisitions was the issuance of approximately $2,148 in limited partnership units of the operating partnership,  new loans of $10,230, assumed liabilities of $71 and cash of $4,015.

Property Acquisitions and Dispositions during the three month period ended March 31, 2014

We acquired four properties for a total of $7,024 during the first three months of 2014. Total consideration for the acquisitions was the issuance of approximately $5,352 in limited partnership units of the operating partnership and cash of $1,672.

See Notes 18 and 19 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the three month periods ended March 31, 2015 and 2014.

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

Historical cost accounting for real estate assets implicitly assumes the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. The term Funds From Operations (FFO) was created to address this problem. It was intended to be a standard supplemental measure of REIT operating performance that excluded historical cost depreciation from — or “added back” to — GAAP net income.

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

In addition to FFO, management also uses Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental performance measure. MFFO as defined by us excludes from FFO acquisition related costs which are required to be expensed in accordance with GAAP. Our definition of MFFO also excludes disposition costs related to sales of investment properties. Acquisition and disposition related expenses include those paid to our Advisor and third parties. Management believes that excluding acquisition and disposition related costs from MFFO provides useful supplemental performance information that is comparable over the long-term and that is consistent with management’s analysis of the operating performance of the REIT.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three months ended March 31, 2015 and 2014, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Quarter ended March 31, 2015			Quarter ended March 31, 2014
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$952	6,308	$0.15	$799	5,439	$0.15

Add back:
Noncontrolling Interest - OPU	2,226	14,762		2,061	13,901
Depreciation & Amortization from continuing operations	4,249			3,354
Pro rata share of unconsolidated affiliate depreciation & amortization	120			121
Funds from operations applicable to common shares and limited partnership units (FFO)	7,547	21,070	$0.36	6,335	19,340	$0.33
Add back:
Acquisition, and disposition expenses	530			361
Modified Funds from operations (MFFO)	$8,077	21,070	$0.38	$6,696	19,340	$0.35

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Our principal demands for funds will be for the (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends/distributions (iv) payment of principal and interest on current and any future outstanding indebtedness, and (v) redemptions of our securities under our redemption plans. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and any repurchase requests to our shareholders and the unit holders of our operating partnership from cash flow from operations; however, we may use other sources to fund dividends/distributions and repurchases, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from cash flow from operations, net proceeds of share offerings and debt proceeds.

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

	Quarter Ended
	March 31,
	2015	2014
	(in thousands)
Net cash flows provided by operating activities	$3,913	$504
Net cash flows used in investing activities	$(3,974)	$(2,466)
Net cash flows provided by (used in) financing activities	$5,204	$(4,936)

Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which is reduced by interest payments, direct leases costs and property-level operating expenses. Property-level operating expenses consist primarily of property management fees including salaries and wages of property management personnel, utilities, cleaning, repairs, insurance, security and building maintenance costs, and real estate taxes. Additionally, we incur general and administrative expenses, advisory fees,  acquisition and disposition expenses, and financing fees.

Net cash provided by operating activities was $3,913 and $504 for the three months ended March 31, 2015 and 2014,  respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the three months ended March 31, 2015 and 2014 were primarily from property operations of our real estate portfolio.  In addition, during the three months ended March 31, 2014, we invested $5,000 in marketable securities consisting of real estate backed equity securities.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $3,974 and $2,466 for the three months ended March 31, 2015 and 2014, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the three months ended March 31, 2015 and 2014, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $4,628 and $2,727, respectively, and the change in restricted cash for replacement reserve escrows was $461 and $81, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash provided by financing activities was $5,204 for the three months ended March 31, 2015.  Net cash used in financing activities was  $4,936 for the three months ended March 31, 2014. During the  three months ended March 31, 2015,  we paid approximately $3,692 in dividends and distributions, redeemed  $618 of shares and units, received proceeds from new mortgage notes payable of approximately $1,290,  made mortgage principal payments of approximately $2,333, made net payments of $9,669 on short-term notes, and received proceeds from issuance of commons shares of $21,109.  For the three months ended March 31, 2014,  we paid approximately $3,247 in dividends and distributions, redeemed  $2,490 of shares and units, made mortgage principal payments of approximately $1,908, and received net proceeds of $2,339 on short-term notes.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2015 to March 31, 2015 totaling $1,640 or $0.2325 per share, including amounts reinvested through the dividend reinvestment plan.  During the three months ended March 31, 2015, we paid cash dividends of $546 and dividends of $1,094 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $3,913 from our cash flows from operations and  $398 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2014 to March 31, 2014 totaling $1,216 or $0.2250 per share, including amounts reinvested through the dividend reinvestment plan.  During the three months ended March 31, 2014, we paid cash dividends of $399 and dividends of $817 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $504 from our cash flows from operations and $334 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Quarter Ended
	March 31,
	2015	2014
	(in thousands)
Cash flows provided by operations (includes net income of $3,178 and $2,867, respectively)	$3,913	$504
Distributions from unconsolidated affiliates	398	334
Dividends declared	(1,640)	(1,216)
Excess (Deficit)	$2,671	$(378)

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the three months ended March 31, 2015, we declared and paid distributions of $3,432 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.2325 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of March 31, 2015, the limited partnership declared distributions of $3,432 which represented distributions for the quarter ended March 31, 2015, and we paid such amount on April 15, 2015.

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

Sources of Dividends

For the three months ended March 31, 2015, we paid aggregate dividends of $1,640, which were paid 100% from cash flows provided by operating activities. Our funds from operations, or FFO, was $7,547 while our modified funds from operations, or MFFO, for the three months ended March 31, 2015 was $8,077; therefore our management believes our distribution policy is sustainable over time. For the three months ended March 31, 2014, we paid aggregate dividends of $1,216 which were paid 100% from cash flows provided by operating activities. Our FFO was $6,335 while our MFFO, as of the three months ended March 31, 2014 was $6,696. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At March 31, 2015, our cash resources consisted of cash and cash equivalents totaling approximately $5,786. In addition, we had unencumbered properties with a gross book value of $34,887, which could potentially be used as collateral to secure additional financing in future periods.

We have a $15,000 variable rate (1-month LIBOR plus 2.35%) line of credit agreement with Wells Fargo Bank, which expires in July 2015; a $3,000 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019;  a $3,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019; and a $2,660 variable rate (prime rate less 0.25%) line of credit agreement with Bell State Bank & Trust, which expires in April 2015. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 31, 2015; and a $3,000 variable rate (prime rate) unsecured

line of credit agreement with Bell State Bank & Trust, which expires December 2015.   At March 31, 2015, there was a balance of $6,750 outstanding on these lines of credit, leaving $22,225 unused under the agreements.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition, the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis on the secured line of credit as of December 31, 2014. A waiver was received from the lender.  As of March 31, 2015, we were in compliance with all covenants.

Subsequent to March 31, 2015 the $2,660 variable rate line of credit with Bell State Bank & Trust is in process of being converted into a term loan.  The new loan is expected to bear interest at 7% and mature in 2022.

Our cash resources can be used for working capital needs and other commitments.

The issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the three months ended March 31, 2015, we issued 1,377 common shares in a private placement to accredited investors pursuant to Regulations D and Rule 506 and raised gross proceeds of $21,109.  During the three months ended March 31, 2015, we issued 61,000 and 30,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively and raised gross proceeds of $1,313.  During the three months ended March 31, 2014, we did not sell any common shares in private placements. During the three months ended March 31, 2014, we issued 56,000 and 28,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively and raised gross proceeds of $1,143.

During the three months ended March 31, 2015, we issued limited partnership units valued at approximately $2,148 in connection with the acquisition of three properties.

During the three months ended March 31, 2014, we issued limited partnership units valued at approximately $5,352 in connection with the acquisitions of four properties.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of March 31, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

During the three months ended March 31, 2015, we sold common shares to accredited investors in a private placement pursuant to Rule 506 of Regulation  D.  The purchase prices of the shares were (1) $14.725 for insiders (our trustees and officers; governors, officers and employees of our Advisor; their affiliates; and immediate family members) or (2) $15.50 per share.  During the three months ended March 31, 2015, under the private placement we issued the following number of common shares and raised gross proceeds as set forth in the table below.

	Total Number
	of Common	Gross
Period	Shares Sold	Proceeds
January 1-31, 2015	-	$-
February 1-28, 2015	441,819	$6,790,122
March 1-31, 2015	935,045	$14,319,125
Total	1,376,864	$21,109,247

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $15, as set forth in the table below, during the three month period ended March 31, 2015 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Valley Homes Duplexes, Grand Forks, ND	01/22/15	143,215	$ 2,148

Other Sales

During the three months ended March 31, 2015, we did not issue any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2015:

						Shares (and
						Maximum Number (or
			Average	Total Number of	Total Number of	Approximate Dollar Value) of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	the Plans or Programs
January 1-31, 2015	1,000	1,000	$14.00	828,000	521,000	$12,283,000
February 1-28, 2015	8,000	1,000	$14.50	836,000	522,000	$12,157,000
March 1-31, 2015	30,000	1,000	$14.50	866,000	523,000	$11,703,000
Total	39,000	3,000

For the three months ended March 31, 2015, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended March 31, 2015, all common shares and units redeemed were redeemed as part of the publicly announced plans.

On September 26, 2014, March 27, 2014 and February 1, 2015 our Board of Trustees revised the Share Repurchase Plan. The amended and restated Share Repurchase Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $30,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The repurchase price for such shares and units repurchased under the plan was fixed at $14.00 per share or unit, which was increased to $14.50 effective February 1, 2015 and is the current repurchase price.  The repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan at any time if it determines to do so is in our best interest.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) Consolidated Statement of Shareholders’ Equity for three months ended March 31, 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:May 14, 2015

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)