Form 10-Q
period 2015-06-30
Sterling Real Estate Trust
filed 2015-08-13
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2015
Common Shares of Beneficial Interest, $0.01 par value per share	7,548,085.064453

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of JUNE 30, 2015 (UNAUDITED) and December 31, 2014

	June 30,	December 31,
	2015	2014
	(in thousands)
ASSETS
Real estate investments	$549,071	$532,263
Cash and cash equivalents	6,373	643
Restricted deposits and funded reserves	5,190	6,732
Investment in unconsolidated affiliates	8,932	9,081
Due from related party	—	109
Receivables	3,176	2,953
Prepaid expenses	1,711	1,581
Notes receivable	600	600
Financing and lease costs, less accumulated amortization of $3,271 in 2015 and $2,985 in 2014	3,920	3,761
Assets held for sale	967	—
Intangible assets, less accumulated amortization of $5,496 in 2015 and $4,866 in 2014	9,664	9,222
Other assets	56	76

Total Assets	$589,660	$567,021

LIABILITIES
Mortgage notes payable	$337,387	$324,886
Lines of credit	—	16,419
Special assessments payable	918	934
Dividends payable	5,215	4,554
Due to related party	464	2,500
Tenant security deposits payable	3,302	3,113
Investment certificates	145	319
Unfavorable leases, less accumulated amortization of $636 in 2015 and $572 in 2014	742	806
Accounts payable - trade	1,100	1,486
Retainage payable	691	555
Fair value of interest rate swaps	255	272
Deferred insurance proceeds	113	72
Accrued expenses and other liabilities	4,029	5,471
Total Liabilities	354,361	361,387

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Noncontrolling interest in operating partnership	154,622	150,594
Beneficial interest	80,932	55,312
Accumulated comprehensive income (loss)	(255)	(272)
Total Shareholders' Equity	235,299	205,634

	$589,660	$567,021

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 and 2014 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$22,841	$16,734	$45,075	$33,258
Tenant reimbursements	711	528	1,302	1,088
	23,552	17,262	46,377	34,346
Expenses
Expenses from rental operations
Interest	3,898	3,082	7,851	6,146
Depreciation and amortization	4,349	3,377	8,599	6,732
Real estate taxes	1,608	1,262	3,514	2,577
Property management fees	2,336	1,610	4,673	3,168
Utilities	1,751	1,410	3,845	3,117
Repairs and maintenance	3,727	2,674	7,022	5,025
Insurance	542	402	1,138	800
	18,211	13,817	36,642	27,565
Administration of REIT
Administrative expenses	98	98	176	164
Advisory fees	578	448	1,148	891
Acquisition and disposition expenses	280	689	810	1,050
Trustee fees	12	10	23	24
Legal and accounting	86	65	333	225
	1,054	1,310	2,490	2,354
Total expenses	19,265	15,127	39,132	29,919
Income from operations	4,287	2,135	7,245	4,427
Other income (expense)
Equity in income of unconsolidated affiliates	282	228	487	475
Dividend and interest income	17	101	31	158
Gain on involuntary conversion	11	—	11	24
Gain on disposal of marketable securities	—	330	—	575
Loss on extinguishment of debt	(1)	—	(1)	—
	309	659	528	1,232
Net income	$4,596	$2,794	$7,773	$5,659

Net income attributable to noncontrolling interest	3,085	2,017	5,312	4,085
Net income attributable to Sterling Real Estate Trust	$1,511	$777	$2,461	$1,574
Earnings per common share, basic and diluted:

Net income per common share, basic and diluted	$0.20	$0.14	$0.36	$0.29
Comprehensive income:
Net income	$4,596	$2,794	$7,773	$5,659
Other comprehensive income (loss) - change in fair value of interest rate swaps	28	(7)	17	2
Comprehensive income	4,624	2,787	7,790	5,661
Comprehensive income attributable to noncontrolling interest	3,104	2,011	5,323	4,086
Comprehensive income attributable to Sterling Real Estate Trust	$1,520	$776	$2,467	$1,575

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

			Accumulated
			Distributions	Total		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Noncontrolling	Comprehensive
	Shares	Capital	Earnings	Interest	Interest	Income (Loss)	Total
	(in thousands)
BALANCE AT DECEMBER 31, 2014	5,624	$69,756	$(14,444)	$55,312	$150,594	$(272)	$205,634
Issuance of common shares	1,677	25,750		25,750			25,750
Contribution of assets in exchange for the issuance of noncontrolling interest shares					6,049		6,049
Shares/units redeemed	(47)	(681)		(681)	(417)		(1,098)
Dividends declared			(3,371)	(3,371)	(6,916)		(10,287)
Dividends reinvested - stock dividend	135	1,956		1,956			1,956
Issuance of shares under optional purchase plan	55	840		840			840
Syndication costs			(1,335)	(1,335)	—		(1,335)
Decrease in fair value of interest rate swaps						17	17
Net income			2,461	2,461	5,312		7,773
BALANCE AT JUNE 30, 2015	7,444	$97,621	$(16,689)	$80,932	$154,622	$(255)	$235,299

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 and 2014 (UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
OPERATING ACTIVITIES
Net income	$7,773	$5,659
Adjustments to reconcile net income to net cash from operating activities
Net gain on investment in marketable securities	—	(524)
Equity in income of unconsolidated affiliates	(487)	(475)
Distributions of earnings of unconsolidated affiliates	487	493
Depreciation	7,624	5,821
Amortization	993	911
Effects on operating cash flows due to changes in
Restricted deposits - tenant security deposits	(721)	(172)
Restricted deposits - real estate tax and insurance escrows	1,041	(2,058)
Due from related party	109	59
Receivables	104	641
Prepaid expenses	(130)	629
Marketable securities	—	(7,152)
Other assets	20	(321)
Due to related party	(2,036)	175
Tenant security deposits payable	127	178
Accounts payable - trade	(582)	(263)
Accrued expenses and other liabilities	(1,513)	906
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,809	4,507
INVESTING ACTIVITIES
Purchase of real estate investment properties	(4,542)	(4,135)
Capital expenditures and tenant improvements	(2,507)	(3,705)
Proceeds from involuntary conversion	10	47
Investment in unconsolidated affiliates	(35)	(647)
Distributions in excess of earnings received from unconsolidated affiliates	184	139
Restricted deposits - replacement reserve escrows	1,222	13
Deferred insurance proceeds	—	120
NET CASH USED IN INVESTING ACTIVITIES	(5,668)	(8,168)
FINANCING ACTIVITIES
Payments for financing and lease costs	(581)	(70)
Payments on investment certificates	(174)	(6)
Reinvested proceeds from investment certificates	—	8
Principal payments on special assessments payable	(66)	(11)
Proceeds from issuance of mortgage notes payable	9,636	2,863
Principal payments on mortgage notes payable	(10,295)	(3,835)
Advances on lines of credit	9,626	5,180
Payments on lines of credit	(26,045)	(3,758)
Proceeds from issuance of common shares	25,750	—
Proceeds from issuance of shares under optional purchase plan	840	811
Shares/units redeemed	(1,098)	(3,812)
Dividends/distributions paid	(7,669)	(6,773)
Payment of syndication costs	(1,335)	—
NET CASH USED IN FINANCING ACTIVITIES	(1,411)	(9,403)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,730	(13,064)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	643	13,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,373	$785

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 and 2014 (UNAUDITED) (Continued)

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$7,698	$6,184

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$1,956	$1,568
Dividends declared and not paid	1,731	1,220
UPREIT distributions declared and not paid	3,484	3,263
UPREIT units converted to REIT common shares	—	23
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	6,049	13,706
Contributed assets in real estate venture	—	1,316
Purchase of subsidiary ownership from noncontrolling interest in exchange for the issuance of noncontrolling interest units in UPREIT	—	791
Increase in land improvements due to increase in special assessments payable	47	135
Unrealized gain (loss) on interest rate swaps	(17)	(2)
Acquisition of assets with new financing	10,230	—
Acquisition of assets through assumption of debt and liabilities	370	740
Capitalized interest related to construction in progress	62	—
Acquisition of assets with accounts payable	2,955	1,149

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of June 30, 2015 and December 31, 2014, Sterling owned approximately 33.19% and 27.77%, respectively, of the operating partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2015 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the three and six months ended June 30, 2015 and 2014, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three months and six months ended June 30, 2015. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling,  Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Principal Business Activity

Sterling currently owns directly and indirectly 141 properties.  The Trust’s 93 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multi-family apartment buildings.  The Trust owns 48 commercial

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 72.9% residential and 27.1% commercial (based on cost) and total $549,071 in real estate investments at June 30, 2015.

Residential Property	Location	No. of Properties	Units
	North Dakota	74	4,886
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		93	8,393

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	21	832,908
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	13	360,306
	Mississippi	1	14,820
	Texas	1	7,296
	Wisconsin	6	74,916
		48	1,391,835

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

JUNE 30, 2015 and 2014 (UNAUDITED)

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

Depreciation expense for the three months ended June 30, 2015 and 2014 totaled $3,855 and $2,937, respectively. Depreciation expense for the six months ended June 30, 2015 and 2014 totaled $7,624 and $5,821, respectively.

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

JUNE 30, 2015 and 2014 (UNAUDITED)

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the three and six months ended June 30, 2015 and 2014.

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

JUNE 30, 2015 and 2014 (UNAUDITED)

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

There was one parcel of land classified as held for sale at June 30, 2015.  There were no properties classified as held for sale at December 31, 2014.  See Note 18 and 20.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three and six months ended June 30, 2015 and 2014.

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-family apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2015 and December 31, 2014 of $2,291 and $2,323, respectively. We owed $922 and $935 of our respective share of the mortgage loan balance as of June 30, 2015 and December 31, 2014, respectively.  The Company is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at June 30, 2015 and December 31, 2014 of $11,170 and $11,260, respectively. We owed $5,585 and $5,630 for our respective share of the

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

mortgage loan balance as of June 30, 2015 and December 31, 2014, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2015 and December 31, 2014 of $7,153 and $7,221, respectively. We owed $4,769 and $4,814 for our respective share of the mortgage loan balance on June 30, 2015 and December 31, 2014, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns an 82.50% interest as a tenant in common in a 61 unit residential, multi-family apartment complex in Fargo, North Dakota. The property was unencumbered at June 30, 2015 and December 31, 2014, respectively.

The operating partnership is a 99% owner of Michigan Street Transit Center, LLC (“Transit Center”) through 100% ownership in a limited liability company. The operating partnership has contributed approximately $644 in cash and $1,316 in property contributions to the Transit Center in May and June 2014, respectively. As of June 30, 2015, the property owned by the Transit Center consisted of land previously occupied by a building and parking ramp in Duluth, Minnesota which were both demolished during 2014.  The property was unencumbered at June 30, 2015 and December 31, 2014, respectively.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of June 30, 2015, we assessed one of our liability company arrangements as a variable interest entity where we were not the primary beneficiary.  In addition, four of our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of June 30, 2015 and December 31, 2014, the unconsolidated affiliates held total assets of $31,665 and $32,459 and mortgage notes payable of $20,614 and $20,804, respectively.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of June 30, 2015 and December 31, 2014, management determined no allowance was necessary for uncollectible receivables.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Financing and Lease Costs

Financing costs have been capitalized and are being amortized over the life of the financing using the effective interest method.  Lease costs incurred in connection with new leases have been capitalized and are being amortized over the life of the lease using the straight-line method.

Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at June 30, 2015 and December 31, 2014.

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

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2015 and December 31, 2014 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2012.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $109 and $56 for the three months ended June 30, 2015 and 2014, respectively. The straight-line rent adjustment increased revenue by $142 and $133 for the six months ended June 30, 2015 and 2014, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of June 30, 2015 and December 31, 2014 was $2,680 and $2,538, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of June 30, 2015 and 2014, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended June 30, 2015 and 2014, Sterling’s denominators for the basic and diluted earnings per common share were approximately 7,436,000 and 5,443,000, respectively. For the six months ended June 30, 2015 and 2014, Sterling’s denominators for the basic and diluted earnings per common share were approximately 6,875,000 and 5,441,000, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

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

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017.  Early adoption is permitted beginning on the original effective date of December 15, 2016. Upon adoption, ASU 2014-09 allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have not yet determined the effect ASU 2014-09 will have on our consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The objective of ASU 2015-03 is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This ASU is effective for annual reporting periods (including interim periods within those

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

periods) beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the new guidance and has not determined the impact, if any, this standard may have on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Reclassifications

Certain amounts previously reported in our quarterly report ended June 30, 2014 have been reclassified to conform to cash flows presentations in 2015.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six months ended June 30, 2015 and 2014, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Three months ended June 30, 2015	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$18,901	$4,651	$23,552
Expenses from rental operations	9,176	788	9,964
Net operating income	$9,725	$3,863	$13,588
Interest			3,898
Depreciation and amortization			4,349
Administration of REIT			1,054
Other (income)/expense			(309)
Net income			$4,596

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Three months ended June 30, 2014	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$12,909	$4,353	$17,262
Expenses from rental operations	6,647	711	7,358
Net operating income	$6,262	$3,642	$9,904
Interest			3,082
Depreciation and amortization			3,377
Administration of REIT			1,310
Other (income)/expense			(659)
Net income			$2,794

Six months ended June 30, 2015	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$37,320	$9,057	$46,377
Expenses from rental operations	18,579	1,613	20,192
Net operating income	$18,741	$7,444	$26,185
Interest			7,851
Depreciation and amortization			8,599
Administration of REIT			2,490
Other (income)/expense			(528)
Net income			$7,773

Six months ended June 30, 2014	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$25,525	$8,821	$34,346
Expenses from rental operations	13,162	1,525	14,687
Net operating income	$12,363	$7,296	$19,659
Interest			6,146
Depreciation and amortization			6,732
Administration of REIT			2,354
Other (income)/expense			(1,232)
Net income			$5,659

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of June 30, 2015	Residential	Commercial	Total
	(in thousands)
Real estate investments	$460,658	$154,894	$615,552
Accumulated depreciation	(44,583)	(21,898)	(66,481)
	$416,075	$132,996	549,071
Cash and cash equivalents			6,373
Restricted deposits and funded reserves			5,190
Investment in unconsolidated affiliates			8,932
Receivables and other assets			5,543
Financing and lease costs, less accumulated amortization			3,920
Assets held for sale			967
Intangible assets, less accumulated amortization			9,664
Total Assets			$589,660

As of December 31, 2014	Residential	Commercial	Total
	(in thousands)
Real estate investments	$438,609	$152,527	$591,136
Accumulated depreciation	(38,729)	(20,144)	(58,873)
	$399,880	$132,383	532,263
Cash and cash equivalents			643
Restricted deposits and funded reserves			6,732
Investment in unconsolidated affiliates			9,081
Receivables and other assets			5,319
Financing and lease costs, less accumulated amortization			3,761
Intangible assets, less accumulated amortization			9,222
Total Assets			$567,021

note 4 – real estate investments

As of June 30, 2015	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$61,859	$29,497	$91,356
Building and improvements	375,515	124,890	500,405
Furniture, fixtures and equipment	23,212	1,466	24,678
Construction in progress	72	8	80
	460,658	155,861	616,519
Less accumulated depreciation	(44,583)	(21,898)	(66,481)
	416,075	133,963	550,038
Less real estate investments
included in assets held for sale	-	(967)	(967)

	$416,075	$132,996	$549,071

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

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

Construction in progress consists of costs associated with the development of a new, four building 156 unit multi-family apartment community under construction in Bismarck, North Dakota.  The project was substantially completed in June 2015.  We have a construction contract of $14,133, of which $13,829 has been completed to date, including $691 of retainage which is included in payables at quarter-end. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for the project.  Building one, two, three and four were placed in service August 2014, October 2014, February 2015, and June 2015, respectively.  Approximately $14,116 was reclassified from construction in progress.  See Note 15 for additional information.

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

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2015	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$12,303	$(4,931)	$7,372
Above-market leases	2,857	(565)	2,292
	$15,160	$(5,496)	$9,664
Intangible Liabilities
Below-market leases	$(1,378)	$636	$(742)

	Lease	Accumulated	Lease
As of December 31, 2014	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$11,622	$(4,385)	$7,237
Above-market leases	2,466	(481)	1,985
	$14,088	$(4,866)	$9,222
Intangible Liabilities
Below-market leases	$(1,378)	$572	$(806)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2016	$1,270	$143
2017	1,270	143
2018	1,270	143
2019	1,270	143
2020	1,270	143
Thereafter	3,314	27
	$9,664	$742

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of June 30, 2015 was 12.2 years.

NOTE 7 – LINES OF CREDIT

We have a $19,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; a $3,000 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019;  and a $3,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota.  We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 2015; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell State Bank & Trust, which expires December 2015.  At June 30, 2015, there was no balance outstanding on the lines of credit, leaving $29,315 available and unused under the agreements.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis on the secured line of credit as of December 31, 2014. A waiver was received from the lender.  As of June 30,  2015, we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	June 30,	December 31,
	2015	2014
	(in thousands)
Fixed rate mortgage notes payable (a)	$327,135	$318,554
Variable rate construction loan (b)	10,252	6,332
Mortgage notes payable	$337,387	$324,886

(a)	Includes $3,207 and $3,254 of variable rate mortgage debt that was swapped to a fixed rate as of June 30, 2015 and December 31, 2014, respectively.
(b)	The variable rate construction loan bears interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 2.50%.

Mortgage loan payables, net were $337,387 and $324,886 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we had 94 fixed rate and 1 variable rate mortgage loans with effective interest rates ranging from 2.57% to 7.65% per annum and a weighted average effective interest rate of 4.61% per annum. As of June 30, 2015, we had $327,135 of fixed rate debt, or 96.96% of mortgage loan payables, net at a weighted average interest rate of 4.67% per annum and $10,252 of variable rate debt, or 3.04% of mortgage loan payables, net at a weighted average effective interest rate of 2.68% per annum.

As of December 31, 2014, we had 90 fixed rate and 1 variable rate mortgage loans with effective interest rates ranging from 2.57% to 7.65% per annum, and a weighted average effective interest rate of 4.70% per annum. As of December 31, 2014, we had $318,554 of fixed rate debt, or 98.05% of mortgage loan payables, at a weighted average interest rate of 4.74% per annum and $6,332 of variable rate debt, or 1.95% of mortgage loan payables, net at a weighted average effective interest rate of 2.66% per annum.

The majority of the Company’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs.  Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with lender.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition, as of December 31, 2014 the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis.  In addition, two loans on residential properties were out of compliance at year-end due to unit renovation repair and maintenance costs.  One loan is secured by a property located in Fargo, North Dakota with an outstanding balance of $295 and the other loan is secured by properties located in Fargo, North Dakota with an outstanding balance of $3,446 at December 31, 2014.  The loans were out of compliance with the lender’s debt service coverage ratio requirement as of December 31, 2014. Waivers have been received from the lenders. As of June 30,  2015, we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2015 (July 1, 2015 to December 31, 2015)	$5,152
2016	22,239
2017	34,234
2018	14,724
2019	21,967
Thereafter	239,071
Total payments	$337,387

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

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of June 30, 2015 and December 31, 2014, we have recorded a liability and other comprehensive loss of $255 and $272, respectively.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2015		December 31, 2014
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable	$337,387	$344,459	$324,886	$336,646
Fair value of interest rate swaps	$255	$255	$272	$272

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

JUNE 30, 2015 and 2014 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2015
Fair value of interest rate swaps	$—	$255	$—	$255
December 31, 2014
Fair value of interest rate swaps	$—	$272	$—	$272

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2015
Mortgage notes payable	$—	$—	$344,459	$344,459
December 31, 2014
Mortgage notes payable	$—	$—	$336,646	$336,646

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.13% to 4.50% and from 3.94% to 4.41% at June 30, 2015 and December 31, 2014, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of June 30, 2015.  The Company’s mortgage notes payable are further described in Note 8.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of June 30, 2015 and December 31, 2014, outstanding limited partnership units totaled 14,987,000 and 14,621,000 respectively. As of June 30, 2015 and 2014, the operating partnership declared distributions of $3,484 and $3,263 respectively, to limited partners paid in July 2015 and 2014, respectively.  Distributions per unit were $0.4650 and $0.4500 during the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015, there were no limited partnership units exchanged for common shares pursuant to redemption requests. During the six months ended June 30, 2014, Sterling exchanged 2,000 common shares for 2,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $23.

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

JUNE 30, 2015 and 2014 (UNAUDITED)

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

During the six months ended June 30, 2015 and 2014, the Company redeemed 47,000 and 203,000 common shares valued at $681 and $2,836, respectively.  In addition, during the six months ended June 30, 2015 and 2014, the Company redeemed 29,000 and 70,000 units valued at $417 and $976, respectively.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of June 30, 2015 and December 31, 2014, there were 7,444,000 and 5,624,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.4650 per share and $0.4500 per share for the six months ended June 30, 2015 and 2014, respectively.

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $5 per fiscal quarter without our prior approval. The purchase prices per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $15.50 and $15.00 at June 30, 2015 and December 31, 2014, respectively. See discussion of determination of estimated value in Note 19.

Therefore, the purchase price per common share for dividend reinvestments was $14.725 and $14.25 and for additional optional cash purchases was $15.50 and $15.00 at June 30, 2015 and December 31, 2014, respectively. The Board, in its

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the six months ended June 30, 2015, 135,000 shares were issued pursuant to dividend reinvestments and 55,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the six months ended June 30, 2014, 114,000 shares were issued pursuant to dividend reinvestments and 56,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the six months ended June 30, 2015 and 2014, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the six months ended June 30, 2015 and 2014, we paid management fees of $4,643 and $3,131, respectively, to GOLDMARK Property Management.

Board of Trustee Fees

We incurred Trustee fees of $23 and $24 during the six months ended June 30, 2015 and 2014, respectively.  As of June 30, 2015, and December 31, 2014 we owed our Trustees $56 and $32 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.  In March 2014, our Board revised the Trustee Compensation Plan effective January 1, 2014.

The plan provides:

Board Chairman – Board Meeting	105 shares/meeting
Trustee – Board Meeting	75 shares/meeting
Committee Chair – Committee Meeting	30 shares/meeting
Trustee – Committee Meeting	30 shares/meeting

Common shares earned in accordance with the plan are calculated on an annual basis.  Shares earned pursuant to the Trustee Compensation Plan are issued on or about July 15 for Trustees’ prior year of service.  Non-independent Trustees are not be compensated for their service on the Board or Committees.

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

JUNE 30, 2015 and 2014 (UNAUDITED)

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

TC = Total Project Cost

Management Fees

During the six months ended June 30, 2015 and 2014, we incurred advisory management fees of $1,148 and $891 with Sterling Management, LLC, our Advisor, for advisory management fees. As of June 30, 2015 and December 31, 2014, we owed our Advisor $383 and $342, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During the six months ended June 30, 2015 and 2014, we incurred acquisition fees of $530 and $487, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of June 30, 2015.  As of December 31, 2014, we owed our Advisor $1,875 for unpaid acquisition fees.

Financing Fees

During the six months ended June 30, 2015 and 2014, we incurred financing fees of $58 and $11 with our Advisor for loan financing and refinancing activities. There were no financing fees owed to our Advisor as of June 30, 2015.  As of December 31, 2014, we owed our Advisor $214 for unpaid financing fees.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Disposition Fees

During the six months ended June 30, 2015 and 2014, there were no disposition fees incurred with our Advisor.  See Note 18. There were no disposition fees owed to our Advisor as of June 30, 2015 and December 31, 2014, respectively.

Development Fees

During the six months ended June 30, 2015, we incurred $340 in development fees with our Advisor. During the six months ended June 30, 2014, there were no development fees incurred with our Advisor.  As of June 30, 2015 and December 31, 2014, we owed our Advisor $70 and $36 for unpaid development fees as part of a 10% hold back, respectively.

Commissions

During the six months ended June 30, 2015 and 2014, we incurred real estate commissions of $303 and $535, respectively, owed to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of June 30, 2015.  As of December 31, 2014, we owed commissions of $750.

During the six months ended June 30, 2015, we incurred brokerage fees of $931 to a broker-dealer benefiting Dale Lian, a shareholder of Sterling and a member of our Advisor.  Brokerage fees were based on 7% of the purchase price of Sterling common shares sold.  There were no outstanding brokerage fees owed to Dale Lian or entities benefiting Dale Lian as of June 30, 2015.  We did not incur any brokerage fees to Dale Lian or entities benefiting Dale Lian in 2014.

During the six months ended June 30, 2015, we incurred brokerage fees of $348 to a broker-dealer benefiting James Echtenkamp, a shareholder of Sterling and a member of our Advisor.  Brokerage fees were based on 7% of the purchase price of Sterling common shares sold.  There were no outstanding brokerage fees owed to James Echtenkamp or entities benefiting James Echtenkamp as of June 30, 2015.  We did not incur any brokerage fees to James Echtenkamp or entities benefiting James Echtenkamp in 2014.

Rental Income

During the six months ended June 30, 2015 and 2014, we received rental income of $107 and $90, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the six months ended June 30, 2015 and 2014, we received rental income of $25 and $25, respectively, under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.

During the six months ended June 30, 2015 and 2014, we received rental income of $22 and $21, respectively, under operating lease agreements with our Advisor.

Construction Costs

As of June 30, 2015 and 2014, we incurred costs related to the construction of a 156 unit apartment community in Bismarck, North Dakota of $13,829 and $5,851 to GOLDMARK Development, respectively.  As of June 30, 2015 and December 31, 2014, we owed GOLDMARK Development $691 and $555, respectively, for retainage.  In addition as of June 30, 2015 and December 31, 2014 we owed GOLDMARK Development $337 and $477, respectively, for unpaid construction fees.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 16 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $37,320 and $25,525 for the six months ended June 30, 2015 and 2014, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the six months ended June 30, 2015 and 2014, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $1,302 and $1,088, respectively, totaled $9,057 and $8,821, respectively.

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

NOTE 18 – DISPOSITIONS

During the six months ended June 30, 2015 there were no dispositions.

During the year ended December 31, 2014 the operating partnership sold a 14,736 square foot office property in Norfolk, Nebraska for approximately $625 and recognized a gain of approximately $69.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 19 – BUSINESS COMBINATIONS AND ACQUISITIONS

We continue to implement our strategy of acquiring properties in desired markets.

Purchases during the six months ended June 30, 2015

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

In May 2015, the operating partnership purchased a 62 unit apartment complex in Bismarck, North Dakota for approximately $4,464.  The purchase was financed with a combination of the issuance of limited partnership units valued at approximately $3,901, an assumed loan of $299 and cash.  The interest was acquired from an entity affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $783, and $874, respectively.

In June 2015, the operating partnership purchased 1.13 acres of development land in Mankato, MN adjacent to a commercial property owned by the operating partnership for approximately $263.  The purchase was financed with $263 of cash.

The following table summarizes the fair value of the assets acquired and liabilities assumed during the six months ended June 30, 2015:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given

	(in thousands)
Valley Homes Duplexes, Grand Forks, ND	$2,148	$—	$—	$—	$—	$2,148
Titan Machinery, Bismarck, ND	2,345	681	390	—	—	3,416
Quail Creek, Springfield, MO	10,900	—	—	—	—	10,900
Parkview Arms, Bismarck, ND	4,464	—	—	—	(299)	4,165
Land, Mankato, MN	263	—	—	—	—	263

	$20,120	$681	$390	$—	$(299)	$20,892

Total consideration given for acquisitions through June 30, 2015 was completed through issuing approximately 395,000 limited partnership units of the operating partnership valued at $15.00 and $15.50 per unit for an aggregate consideration of approximately $6,049, new loans of $10,230, assumed loans of $299, assumed liabilities of $71 and cash of $4,542. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Purchases during the six months ended June 30, 2014

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

JUNE 30, 2015 and 2014 (UNAUDITED)

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

Estimated Value of Units/Shares

The Board of Trustees has determined an estimate of fair value for the trust shares issued in the first six months of 2015 and 2014.  In addition, the Board of Trustees, acting as general partner for the operating partnership, has determined an estimate of fair value for the limited partnership units issued in the first six months of 2015 and 2014.  In determining this value, the Board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations.  The Board also relied on valuation methodologies that are commonly used in the real estate industry.  The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

Based on the results of the methodologies, the Board determined the fair value of the shares and limited partnership units to be $14.00 per share/unit for the first three months of 2014 through March 27, 2014.  The Board determined the fair value of the shares and limited partnership units to be $15.00 per share/unit effective March 28, 2014. The Board determined the fair value of the shares and limited partnership units to be $15.50 per share/unit effective February 1, 2015.

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

JUNE 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

strategy, whether that strategy might be a listing of the limited partnership units or Sterling common shares on a national securities exchange or a merger or sale of our portfolio.

NOTE 20 - SUBSEQUENT EVENTS

On July 15, 2015, we paid a dividend or distribution of $0.2325 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on June 30, 2015.

In July 2015, the operating partnership sold 3.38 acres of development land in Fargo, ND for approximately $1,425.

In July 2015, the operating partnership purchased 1.95 acres of development land in Fargo, ND adjacent to a commercial property owned by the operating partnership for approximately $500.  The purchase was financed with $500 of cash.

In July 2015, the Trust, through a subsidiary of the operating partnership, entered into a purchase agreement with an unaffiliated third party seller to acquire a 70% interest in a 14 story suburban office building containing 298,171 rentable square feet of office space located in Bloomington, Minnesota known as the Northland Plaza.  The proposed purchase price under the agreement is $52,500,000.  The Trust is presently seeking financing for approximately 68% of the total purchase price.  The purchase price is subject to numerous closing conditions and other terms and conditions customary for real estate transactions, including further due diligence review.  While the parties project a closing date of August 13, 2015, closing may occur after this date and there is no assurance at this time that closing will occur.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 33.19% of the operating partnership as of June 30, 2015.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of June 30, 2015, approximately 72.9% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multi-family properties are leased to a variety of tenants under short‑term leases.

As of June 30, 2015, approximately 27.1% of our properties were comprised of office, retail, industrial and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Texas and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 141 properties containing 8,393 apartments  and approximately 1,392,000 square feet of leasable commercial space as of June 30, 2015.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $549,071, which includes construction in progress.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six months ended June 30, 2015 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $12,031 or 35.0% for the six months ended June 30, 2015, compared to same six month period in 2014.
•

Acquired three  (3) properties totaling 250 residential apartment units,  one property totaling 22,000 square feet of commercial space and one (1) parcel of land for a total of $21,191 during the six months ended June 30, 2015.

•	Declared and paid dividends totaling $0.4650 per common share for first and second quarters of 2015.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

	Three months ended June 30, 2015			Three months ended June 30, 2014
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$18,901	$4,651	$23,552	$12,909	$4,353	$17,262
Real Estate Expenses
Real Estate Taxes	1,366	242	1,608	1,028	234	1,262
Property Management Fees	2,264	72	2,336	1,537	73	1,610
Utilities	1,554	197	1,751	1,201	209	1,410
Repairs and Maintenance	3,463	264	3,727	2,493	181	2,674
Insurance	529	13	542	388	14	402
Total Real Estate Expenses	9,176	788	9,964	6,647	711	7,358
Net Operating Income	$9,725	$3,863	13,588	$6,262	$3,642	9,904
Interest			3,898			3,082
Depreciation and amortization			4,349			3,377
Administration of REIT			1,054			1,310
Other (income)/expense			(309)			(659)
Net Income			$4,596			$2,794

Net Income Attributed to:
Noncontrolling Interest			$3,085			$2,017
Sterling Real Estate Trust			$1,511			$777
Dividends per share (1)			$0.2325			$0.2250
Earnings per share			$0.20			$0.14
Weighted average number of common shares			7,436			5,443

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $23,552 for the three months ended June 30, 2015 increased approximately $6,290 or 36.4% in comparison to the same period in 2014.  Residential property revenues increased approximately $5,992 and commercial property revenues increased approximately $298.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	June 30,	June 30,
	2015	2014
Residential occupancy	96.1%	97.1%
Commercial occupancy	97.1%	98.8%

Residential revenues for the three months ended June 30, 2015 increased $5,992 in comparison to the same period for 2014.  Approximately $5,457 of the increase was due to residential properties acquired since January 1,  2014.  Rental income from residential properties owned for more than one year increased approximately $535 in comparison to the same period in 2014.  Residential revenues comprised 80.3% of total revenues for the three months ended June 30, 2015 compared to 74.8% of total revenues for the three months ended June 30, 2014.  The residential occupancy rates for the three months ended June 30, 2015 decreased 1.0% primarily due to the number of new apartments available in the Midwest market in recent months and the onboarding of the first, second, third and fourth buildings placed in service of the Bismarck, North Dakota development project.  The development project is a four building 156 unit multi-family apartment community. Building one, two, three and four were placed in service August 2014, October 2014, February 2015, and June 2015 respectively.

For the three months ended June 30, 2015 total commercial revenues increased $298 in comparison to the same period for 2014. Approximately $88 of the increase was due to commercial properties acquired since January 1, 2014.  Rental income from commercial properties owned for more than one year increased approximately $210 in comparison to the same period in 2014 primarily due to increased CAM income from two properties and settlement proceeds from a triple net tenant for repair and replacement of structural components at a retail property in Minnesota.  Commercial revenues comprised 19.7% of the total revenues for the three months ended June 30, 2015 compared to 25.2% of total revenues for the three months ended June 30, 2014.  The commercial occupancy rates for the three months ended June 30, 2015 decreased 1.7% primarily due to tenant turnover at an office property in Duluth, Minnesota.

Expenses

Residential expenses from operations of $9,176 during the three months ended June 30, 2015 increased $2,529 or 38.0% in comparison to the same period in 2014. This increase was primarily attributed to the increase in number of residential properties owned during the three months ended June 30, 2015 versus the same period in 2014.      In addition, increased repair and maintenance expenses reflect the investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $788 during the three months ended June 30, 2015 increased $77 or 10.8% in comparison to the same period in 2014.  The increase was primarily attributed to increases in repairs and maintenance expenses to repair a heating system at an office property in Bismarck, North Dakota and to repair an elevator at an office property in Duluth, Minnesota.

Interest expense of $3,898 during the three months ended June 30, 2015 increased $816 in comparison to the same period in 2014. Interest expense was approximately 16.6% and  17.9% of rental income for the three months ended June 30, 2015 and 2014 respectively.

Depreciation and amortization expense increased 28.8% from $3,377 for the three months ended June 30, 2014 to approximately $4,349 for the three months ended June 30, 2015. The $972 increase was primarily a result of depreciation and amortization for the 13 properties added to our portfolio since June 30, 2014. Depreciation and amortization expense as a percentage of rental income for the three months ended June 30, 2015 and 2014 was relatively consistent at 18.5% and 19.6%, respectively.

REIT administration expenses decreased from $1,310 for the three months ended June 30, 2014 to $1,054 for the three months ended June 30, 2015 due to a decrease in acquisition expenses related to lower acquisition activity in 2015 comparison to the same period in 2014.

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

Residential NOI increased $3,463 or 55.3% for the three months ended June 30, 2015 in comparison to the same three month period in 2014 due primarily to acquisition activity in the residential segment. Commercial NOI increased $221 or 6.1% for the three months ended June 30, 2015 in comparison to the same three month period in 2014 due primarily to increased  CAM income from two properties and settlement proceeds from a triple net tenant for repair and replacement of structural components at a retail property in Minnesota.

Net Income

Net income for the three months ended June 30, 2015 was $4,596 compared to $2,794 for the three months ended June 30, 2014.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$37,320	$9,057	$46,377	$25,525	$8,821	$34,346
Real Estate Expenses
Real Estate Taxes	3,036	478	3,514	2,085	492	2,577
Property Management Fees	4,531	142	4,673	3,019	149	3,168
Utilities	3,427	418	3,845	2,670	447	3,117
Repairs and Maintenance	6,473	549	7,022	4,616	409	5,025
Insurance	1,112	26	1,138	772	28	800
Total Real Estate Expenses	18,579	1,613	20,192	13,162	1,525	14,687
Net Operating Income	$18,741	$7,444	26,185	$12,363	$7,296	19,659
Interest			7,851			6,146
Depreciation and amortization			8,599			6,732
Administration of REIT			2,490			2,354
Other (income)/expense			(528)			(1,232)
Net Income			$7,773			$5,659

Net Income Attributed to:
Noncontrolling Interest			$5,312			$4,085
Sterling Real Estate Trust			$2,461			$1,574
Dividends per share (1)			$0.4650			$0.4500
Earnings per share			$0.36			$0.29
Weighted average number of common shares			6,875			5,441

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $46,377 for the six months ended June 30, 2015 increased approximately $12,031 or 35.0% in comparison to the same period in 2014. Residential property revenues increased approximately $11,795 while commercial property revenues increased approximately $236.

The following table illustrates changes in occupancy for the six month periods indicated:

	June 30,	June 30,
	2015	2014
Residential occupancy	95.9%	97.1%
Commercial occupancy	97.4%	99.1%

Residential revenues for the six months ended June 30, 2015 increased $11,795 in comparison to the same period for 2014.  Approximately $10,829 of the increase was due to residential properties acquired since January 1, 2014.  Rental income from residential properties owned for more than one year increased approximately $966 in comparison to the same period in 2014.  Residential revenues comprised 80.5% of total revenues for the six months ended June 30, 2015 compared to 74.3% of total revenues for the six months ended June 30, 2014.  The residential occupancy rates for the six months ended June 30, 2015 decreased 1.2% primarily due to the number of new apartments available in the Midwest market in recent months and the onboarding of the first, second, third and fourth buildings placed in service of the Bismarck, North

Dakota development project.  The development project is a four building 156 unit multi-family apartment community. Building one, two, three and four were placed in service August 2014, October 2014, February 2015, and June 2015, respectively.

For the six months ended June 30, 2015 total commercial revenues increased $236 in comparison to the same period for 2014.  Approximately $150 of the increase was due to commercial properties acquired since January 1, 2014.  Rental income from commercial properties owned for more than one year increased approximately $86 in comparison to the same period in 2014 primarily due to increased CAM income from two properties and settlement proceeds from a triple net tenant for repair and replacement of structural components at a retail property in Minnesota. Commercial revenues comprised 19.5% of the total revenues for the six months ended June 30, 2015 compared to 25.7% of total revenues for the six months ended June 30, 2014. The commercial occupancy rates for the six months ended June 30, 2015 decreased 1.7% primarily due to tenant turnover at an office property in Duluth, Minnesota.

Expenses

Residential expenses from operations of $18,579 during the six months ended June 30, 2015 increased $5,417 or 41.2% in comparison to the same period in 2014. This increase was primarily attributed to the increase in number of residential properties owned during the six months ended June 30, 2015 versus the same period in 2014.   In addition, increased repair and maintenance expenses reflect the investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $1,613 during the six months ended June 30, 2015 increased $88 or 5.8% in comparison to the same period in 2014.  The increase was primarily attributed to increases in repairs and maintenance expenses to replace flooring in three properties.

Interest expense of $7,851 during the six months ended June 30, 2015 increased $1,705 in comparison to the same period in 2014. Interest expense was approximately 16.9% and 17.9% of rental income for the six months ended June 30, 2015 and 2014, respectively.

Depreciation and amortization expense increased 27.7% from $6,732 for the six months ended June 30, 2014 to approximately $8,599 for the six months ended June 30, 2015. The $1,867 increase was primarily a result of depreciation and amortization for the 13 properties added to our portfolio since June 30, 2014. Depreciation and amortization expense as a percentage of rental income for the six months ended June 30, 2015 and 2014 was relatively consistent at 18.5% and 19.6%, respectively.

REIT administration expenses increased from $2,354 for the six months ended June 30, 2014 to $2,490 for the six months ended June 30, 2015 due to an increase in acquisition expenses related to acquisition activity in comparison to the same period in 2014.

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

Residential NOI increased $6,378 or 51.6% for the six months ended June 30, 2015 in comparison to the same six month period in 2014 due primarily to acquisition activity in the residential segment. Commercial NOI increased $148 or 2.0% for the six months ended June 30, 2015 in comparison to the same six month period in 2014 due primarily to increased CAM income from two properties and settlement proceeds from a triple net tenant for repair and replacement of structural components at a retail property in Minnesota.

Net Income

Net income for the six months ended June 30, 2015 was $7,773 compared to $5,659 for the six months ended June 30, 2014.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the six months ended June 30, 2015

We acquired four properties and one parcel of land for a total of $21,191 during the six months ended June 30, 2015. Total consideration for the acquisitions was the issuance of approximately $6,049 in limited partnership units of the operating partnership,  new loans of $10,230, assumed loans of $299, assumed liabilities of $71 and cash of $4,542.

During the six months ended June 30, 2015, there were no dispositions.

Property Acquisitions and Dispositions during the six months ended June 30, 2014

We acquired seven properties for a total of $20,278 during the six months ended June 30, 2014. Total consideration for the acquisitions was the issuance of approximately $14,396 in limited partnership units of the operating partnership, assumed loans of $1,580, assumed liabilities and deferred maintenance of $167 and cash of $4,135.

During the six months ended June 30, 2014, there were no dispositions.

See Notes 18 and 19 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the six months ended June 30, 2015 and 2014.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three and six months ended June 30, 2015 and 2014, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2015			Three months ended June 30, 2014
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,511	7,436	$0.20	$777	5,443	$0.14

Add back:
Noncontrolling Interest - OPU	3,085	14,911		2,015	14,091
Depreciation & Amortization from continuing operations	4,349			3,377
Pro rata share of unconsolidated affiliate depreciation & amortization	120			122
Funds from operations applicable to common shares and limited partnership units (FFO)	9,065	22,347	$0.41	6,291	19,534	$0.32
Add back:
Acquisition, and disposition expenses	280			689
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$9,345	22,347	$0.42	$6,980	19,534	$0.36

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

	Six months ended June 30, 2015			Six months ended June 30, 2014
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,461	6,875	$0.36	$1,574	5,441	$0.29

Add back:
Noncontrolling Interest - OPU	5,312	14,837		4,076	13,997
Depreciation & Amortization from continuing operations	8,599			6,732
Pro rata share of unconsolidated affiliate depreciation & amortization	241			243
Funds from operations applicable to common shares and limited partnership units (FFO)	16,613	21,712	$0.77	12,625	19,438	$0.65
Add back:
Acquisition, and disposition expenses	810			1,050
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$17,423	21,712	$0.80	$13,675	19,438	$0.70

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

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

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Net cash flows provided by operating activities	$12,809	$4,507
Net cash flows used in investing activities	$(5,668)	$(8,168)
Net cash flows used in financing activities	$(1,411)	$(9,403)

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

Net cash provided by operating activities was $12,809 and $4,507 for the six months ended June 30, 2015 and 2014,  respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the six months ended June 30, 2015 and 2014 were primarily from property operations of our real estate portfolio.  In addition, during the six months ended June 30, 2014, we invested $7,152 in marketable securities consisting of real estate backed equity securities.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $5,668 and $8,168 for the six months ended June 30, 2015 and 2014, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the six months ended June 30, 2015 and 2014, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $7,049 and $7,840, respectively, and the decrease in restricted cash for replacement reserve escrows was $1,222 and $13, respectively.    In addition, during the six months ended June 30, 2014, we invested $647 in unconsolidated affiliates primarily used to acquire an office building site in Duluth, Minnesota.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was  $1,411 and $9,403 for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015,  we paid approximately $7,669 in dividends and distributions, redeemed  $1,098 of shares and units, received proceeds from new mortgage notes payable of approximately $9,636,  made mortgage principal payments of approximately $10,295, made net payments of $16,419 on short-term notes, and received proceeds from issuance of commons shares of $25,750.  For the six months ended June 30, 2014,  we paid approximately $6,773 in dividends and distributions, redeemed  $3,812 of shares and units, received proceeds from new mortgage notes payable of approximately $2,863 made mortgage principal payments of approximately $3,835, and received net proceeds of $1,422 on short-term notes.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2015 to June 30, 2015 totaling $3,371 or $0.4650 per share, including amounts reinvested through the dividend reinvestment plan.  During the six months ended June 30, 2015, we paid cash dividends of $1,185 and dividends of $2,186 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $12,808 from our cash flows from operations and  $184 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2014 to June 30, 2014 totaling $2,436 or $0.4500 per share, including amounts reinvested through the dividend reinvestment plan.  During the six months ended June 30, 2014, we paid cash dividends of $795 and dividends of $1,641 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $4,507 from our cash flows from operations and $139 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Cash flows provided by operations (includes net income of $7,773 and $5,659, respectively)	$12,809	$4,507
Distributions from unconsolidated affiliates	184	139
Dividends declared	(3,371)	(2,436)
Excess (Deficit)	$9,622	$2,210

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2015, we declared and paid distributions of $6,916 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.4650 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of June 30, 2015, the limited partnership declared distributions of $3,484 which represented distributions for the quarter ended June 30, 2015, and we paid such amount on July 15, 2015.

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

Sources of Dividends

For the six months ended June 30, 2015, we paid aggregate dividends of $3,371, which were paid 100% from cash flows provided by operating activities. Our funds from operations, or FFO, was $16,613 while our modified funds from operations, or MFFO, for the six months ended June 30, 2015 was $17,423; therefore our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2014, we paid aggregate dividends of $2,436 which were paid 100% from cash flows provided by operating activities. Our FFO was $12,625 while our MFFO, as of the six months ended June 30, 2014 was $13,675. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At June 30, 2015, our cash resources consisted of cash and cash equivalents totaling approximately $6,373. In addition, we had unencumbered properties with a gross book value of $34,311, which could potentially be used as collateral to secure additional financing in future periods.

We have a $19,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; a $3,000 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019;  and a  $3,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 2015; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell State Bank & Trust, which expires December 2015.   At June 30, 2015, there was no balance outstanding on the lines of credit, leaving $29,315 available and unused under the agreements.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis on the secured line of credit as of December 31, 2014. A waiver was received from the lender.  As of June 30, 2015, we were in compliance with all covenants.

Our cash resources can be used for working capital needs and other commitments.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the six months ended June 30, 2015, we issued 1,677,000 common shares in a private placement to accredited investors pursuant to Regulations D and Rule 506 and raised gross proceeds of $25,750.  During the six months ended June 30, 2015, we issued 135,000 and 55,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively and raised gross proceeds of $2,796.  During the six months ended June 30, 2014, we did not sell any common shares in private placements. During the six months ended June 30, 2014, we issued 114,000 and 56,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively and raised gross proceeds of $2,379.

During the six months ended June 30, 2015, we issued limited partnership units valued at approximately $6,049 in connection with the acquisition of four properties.

During the six months ended June 30, 2014, we issued limited partnership units valued at approximately $14,396 in connection with the acquisitions of seven properties.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of June 30, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

During the three months ended June 30, 2015,  we sold common shares to accredited investors in a private placement pursuant to Section 4(2) and Rule 506 of Regulation  D.  The purchase price of the shares was (1) $14.725 for insiders (our trustees and officers; governors, officers and employees of our Advisor; their affiliates; and immediate family members) or (2) $15.50 per share.  During the three months ended June 30, 2015, under the private placement we issued the following number of common shares and raised gross proceeds as set forth in the table below.

	Total Number
	of Common	Gross
Period	Shares Sold	Proceeds
April 1-30, 2015	264,854	$4,103,367
May 1-31, 2015	34,670	$537,385
June 1-30, 2015	-	$-
Total	299,524	$4,640,752

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $15.50, as set forth in the table below, during the three months ended June 30, 2015 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Parkview Arms Apartments, Bismarck, ND	05/13/15	251,681	$ 3,901

Other Sales

During the three months ended June 30, 2015, we did not issue any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended June 30, 2015:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
April 1-30, 2015	3,000	14,000	$14.50	869,000	537,000	$11,452,000
May 1-31, 2015	—	1,000	$14.50	869,000	538,000	$11,429,000
June 1-30, 2015	4,000	10,000	$14.50	874,000	548,000	$11,223,000
Total	7,000	25,000

For the three months ended June 30, 2015, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended June 30, 2015, all common shares and units redeemed were redeemed as part of the publicly announced plans.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iii) Consolidated Statement of Shareholders’ Equity for six months ended June 30, 2015; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 13, 2015

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)