Form 10-Q
period 2015-09-30
Sterling Real Estate Trust
filed 2015-11-13
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2015
Common Shares of Beneficial Interest, $0.01 par value per share	7,600,419.564453

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of SEPTEMBER 30, 2015 (UNAUDITED) and December 31, 2014

	September 30,	December 31,
	2015	2014
	(in thousands)
ASSETS
Real estate investments	$592,194	$532,263
Cash and cash equivalents	11,520	643
Restricted deposits and funded reserves	6,169	6,732
Investment in unconsolidated affiliates	9,003	9,081
Due from related party	—	109
Receivables	3,327	2,953
Prepaid expenses	1,285	1,581
Notes receivable	600	600
Financing and lease costs, less accumulated amortization of $3,486 in 2015 and $2,985 in 2014	4,339	3,761
Intangible assets, less accumulated amortization of $6,507 in 2015 and $4,866 in 2014	19,430	9,222
Other assets	262	76

Total Assets (a)	$648,129	$567,021

LIABILITIES
Mortgage notes payable	$387,989	$324,886
Lines of credit	—	16,419
Special assessments payable	937	934
Dividends payable	5,255	4,554
Due to related party	322	2,500
Tenant security deposits payable	3,758	3,113
Investment certificates and unsubordinated debt	195	319
Unfavorable leases, less accumulated amortization of $711 in 2015 and $572 in 2014	2,345	806
Accounts payable - trade	620	1,486
Retainage payable	—	555
Fair value of interest rate swaps	264	272
Deferred insurance proceeds	62	72
Accrued expenses and other liabilities	6,642	5,471
Total Liabilities (a)	408,389	361,387

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Noncontrolling interest in operating partnership	158,329	150,594
Beneficial interest	81,675	55,312
Accumulated comprehensive income (loss)	(264)	(272)
Total Shareholders' Equity	239,740	205,634

	$648,129	$567,021

(a)

Assets of Sterling Northland, LLC, our consolidated variable interest entity, that can only be used to settle obligations of Sterling Northland were $54,649 as of September 30, 2015.  Liabilities of Sterling Northland for which creditors do not have recourse to the general credit of Sterling Real Estate Trust were $39,037 as of September 30, 2015.

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$23,640	$17,210	$68,715	$50,468
Tenant reimbursements	1,048	541	2,350	1,629
	24,688	17,751	71,065	52,097
Expenses
Expenses from rental operations
Interest	4,218	3,051	12,069	9,197
Depreciation and amortization	5,480	3,485	14,078	10,216
Real estate taxes	1,944	1,304	5,460	3,880
Property management fees	2,369	1,705	7,042	4,873
Utilities	1,658	1,168	5,503	4,285
Repairs and maintenance	5,192	3,363	12,213	8,388
Insurance	555	419	1,693	1,219
	21,416	14,495	58,058	42,058
Administration of REIT
Administrative expenses	56	60	233	224
Advisory fees	617	465	1,764	1,356
Acquisition and disposition expenses	1,181	194	1,992	1,244
Trustee fees	14	11	37	35
Legal and accounting	104	81	437	306
	1,972	811	4,463	3,165
Total expenses	23,388	15,306	62,521	45,223
Income from operations	1,300	2,445	8,544	6,874
Other income (expense)
Equity in income of unconsolidated affiliates	231	310	717	785
Dividend and interest income	12	133	43	291
Gain on disposal of real estate investments	470	69	470	69
Gain on involuntary conversion	76	—	87	24
Gain (loss) on disposal of marketable securities	—	(112)	—	463
Loss on extinguishment of debt	(2)	—	(3)	—
	787	400	1,314	1,632
Net income	$2,087	$2,845	$9,858	$8,506

Net income attributable to noncontrolling interest	1,009	2,064	6,320	6,148
Net income attributable to Sterling Real Estate Trust	$1,078	$781	$3,538	$2,358
Earnings per common share, basic and diluted:

Net income per common share, basic and diluted	$0.14	$0.14	$0.50	$0.43
Comprehensive income:
Net income	$2,087	$2,845	$9,858	$8,506
Other comprehensive income (loss) - change in fair value of interest rate swaps	(9)	38	8	41
Comprehensive income	2,078	2,883	9,866	8,547
Comprehensive income attributable to noncontrolling interest	1,003	1,972	6,326	6,057
Comprehensive income attributable to Sterling Real Estate Trust	$1,075	$911	$3,540	$2,490

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

			Accumulated
			Distributions	Total		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Noncontrolling	Comprehensive
	Shares	Capital	Earnings	Interest	Interest	Income (Loss)	Total
	(in thousands)
BALANCE AT DECEMBER 31, 2014	5,624	$69,756	$(14,444)	$55,312	$150,594	$(272)	$205,634
Issuance of common shares	1,677	25,750		25,750			25,750
Shares issued pursuant to trustee compensation plan	4	56		56			56
Contribution of assets in exchange for the issuance of noncontrolling interest shares					7,452		7,452
Shares/units redeemed	(63)	(919)		(919)	(546)		(1,465)
Dividends declared			(5,123)	(5,123)	(10,419)		(15,542)
Dividends reinvested - stock dividend	208	3,048		3,048			3,048
Issuance of shares under optional purchase plan	82	1,261		1,261			1,261
UPREIT units converted to REIT common shares	6	87		87	(87)		—
Syndication costs			(1,335)	(1,335)	—		(1,335)
Decrease in fair value of interest rate swaps						8	8
Contributions from consolidated real estate entity noncontrolling interests					5,015		5,015
Net income			3,538	3,538	6,320		9,858
BALANCE AT SEPTEMBER 30, 2015	7,538	$99,039	$(17,364)	$81,675	$158,329	$(264)	$239,740

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
OPERATING ACTIVITIES
Net income	$9,858	$8,506
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate	(470)	(69)
Loss on extinguishment of debt	3	—
Net gain on investment in marketable securities	—	(463)
Gain on involuntary conversion	(76)	(24)
Equity in income of unconsolidated affiliates	(717)	(785)
Distributions of earnings of unconsolidated affiliates	711	817
Depreciation	11,911	8,834
Amortization	2,167	1,379
Effects on operating cash flows due to changes in
Restricted deposits - tenant security deposits	(1,169)	(239)
Restricted deposits - real estate tax and insurance escrows	496	(547)
Due from related party	109	59
Receivables	14	627
Prepaid expenses	296	990
Marketable securities	—	(7,219)
Other assets	(186)	(8)
Due to related party	(2,155)	(87)
Tenant security deposits payable	154	235
Accounts payable - trade	(913)	(41)
Accrued expenses and other liabilities	377	2,020
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,410	13,985
INVESTING ACTIVITIES
Purchase of real estate investment properties	(20,733)	(4,986)
Capital expenditures and tenant improvements	(4,211)	(7,352)
Proceeds from sale of real estate investments	1,424	625
Proceeds from involuntary conversion	13	—
Investment in unconsolidated affiliates	(36)	(648)
Distributions in excess of earnings received from unconsolidated affiliates	120	264
Restricted deposits - replacement reserve escrows	1,236	(55)
Notes receivable issued	—	(600)
Deferred insurance proceeds	—	189
NET CASH USED IN INVESTING ACTIVITIES	(22,187)	(12,563)
FINANCING ACTIVITIES
Payments for financing and lease costs	(1,237)	(382)
Payments on investment certificates	(174)	(6)
Reinvested proceeds from investment certificates	—	8
Principal payments on special assessments payable	(68)	(25)
Proceeds from issuance of mortgage notes payable and unsubordinated debt	26,035	13,908
Principal payments on mortgage notes payable	(12,917)	(5,833)
Advances on lines of credit	9,741	5,443
Payments on lines of credit	(26,160)	(5,443)
Proceeds from contributions received from noncontrolling interest	5,015	—
Proceeds from issuance of common shares	25,750	—
Proceeds from issuance of shares under optional purchase plan	1,261	1,330
Shares/units redeemed	(1,465)	(4,187)
Dividends/distributions paid	(11,792)	(10,450)
Payment of syndication costs	(1,335)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,654	(5,637)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,877	(4,215)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	643	13,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,520	$9,634

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (UNAUDITED) (Continued)

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$11,806	$9,179

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$3,048	$2,392
Dividends declared and not paid	1,753	1,248
UPREIT distributions declared and not paid	3,502	3,277
UPREIT units converted to REIT common shares	87	700
Stock issued pursuant to trustee compensation plan	56	23
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	7,452	15,466
Contributed assets in real estate venture	—	1,316
Purchase of subsidiary ownership from noncontrolling interest in exchange for the issuance of noncontrolling interest units in UPREIT	—	791
Increase in land improvements due to increase in special assessments payable	80	167
Unrealized gain (loss) on interest rate swaps	8	41
Acquisition of assets with new financing	45,830	—
Acquisition of assets through assumption of debt and liabilities	2,000	704
Capitalized interest related to construction in progress	—	158
Acquisition of assets with accounts payable	65	937

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of September 30, 2015 and December 31, 2014, Sterling owned approximately 33.35% and 27.77%, respectively, of the operating partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2015 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the three and nine months ended September 30, 2015 and 2014, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three months and nine months ended September 30, 2015. These adjustments are of a normal recurring nature.

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

Consolidated VIEs

The Company’s one consolidated VIE as of September 30, 2015 is a single asset LLC that acquired a 14-story commercial property in August 2015.  The Company is deemed to have both the power to direct the most significant activities of the

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

entity and the right to receive benefits that could potentially be significant to the entity. The assets of the VIE are not available to creditors of the Company.  In addition, the investors in this VIE have no recourse to the credit of the Company.

Consolidated VIE assets and liabilities are presented after intercompany eliminations at September 30, 2015 and December 31, 2014 in the following table:

	September 30,	December 31,
	2015	2014
	(unaudited)
	(in thousands)
ASSETS
Real estate investments	$43,050	$—
Cash and cash equivalents	428	—
Restricted deposits and funded reserves	447	—
Receivables	155	—
Prepaid expenses	1	—
Financing and lease costs, less accumulated amortization of $17 in 2015	485	—
Intangible assets, less accumulated amortization of $694 in 2015	10,083	—

Total Assets	$54,649	$—

LIABILITIES
Mortgage notes payable	$35,600	$—
Special assessments payable	32	—
Tenant security deposits payable	429	—
Unfavorable leases, less accumulated amortization of $42 in 2015	1,636	—
Accounts payable - trade	192	—
Accrued expenses and other liabilities	1,148	—

Total Liabilities	$39,037	$—

Principal Business Activity

Sterling currently owns directly and indirectly 145 properties.  The Trust’s 96 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multi-family apartment buildings.  The Trust owns 49 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 67.4% residential and 32.6% commercial (based on cost) and total $592,194 in real estate investments at September 30, 2015.

Residential Property	Location	No. of Properties	Units
	North Dakota	77	4,926
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		96	8,433

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	21	832,908
	Arkansas	2	29,370

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Colorado	1	13,390
Iowa	1	32,532
Louisiana	1	14,560
Michigan	1	11,737
Minnesota	14	657,273
Mississippi	1	14,820
Texas	1	7,296
Wisconsin	6	74,916
	49	1,688,802

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

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

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

Depreciation expense for the three months ended September 30, 2015 and 2014 totaled $4,287 and $3,013, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 totaled $11,911 and $8,834, respectively.

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

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

•	projected cash flows from the eventual disposition of an operating property using a property specific capitalization rate;
•	comparable selling prices; and
•	property specific discount rates for fair value estimates as necessary.

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the three and nine months ended September 30, 2015 and 2014.

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

There were no properties classified as held for sale at September 30, 2015 and December 31, 2014.   See Notes 18 and 20.

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

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three and nine months ended September 30, 2015 and 2014.

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multi-family apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2015 and December 31, 2014 of $2,275 and $2,323, respectively. We owed $916 and $935 of our respective share of the mortgage loan balance as of September 30, 2015 and December 31, 2014, respectively.  The Company is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2015 and December 31, 2014 of $11,126 and $11,260, respectively. We owed $5,563 and $5,630 for our respective share of the mortgage loan balance as of September 30, 2015 and December 31, 2014, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2015 and December 31, 2014 of $7,118 and $7,221, respectively. We owed $4,746 and $4,814 for our respective share of the mortgage loan balance on September 30, 2015 and December 31, 2014, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns an 82.50% interest as a tenant in common in a 61 unit residential, multi-family apartment complex in Fargo, North Dakota. The property was unencumbered at September 30, 2015 and December 31, 2014, respectively.

The operating partnership is a 99% owner of Michigan Street Transit Center, LLC (“Transit Center”) through 100% ownership in a limited liability company. The operating partnership has contributed approximately $644 in cash and $1,316 in property contributions to the Transit Center in May and June 2014, respectively. As of September 30, 2015, the property owned by the Transit Center consisted of land previously occupied by a building and parking ramp in Duluth, Minnesota which were both demolished during 2014.  The property was unencumbered at September 30, 2015 and December 31, 2014, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of September 30, 2015, we assessed one of our liability company arrangements as a variable interest entity where we were not the primary beneficiary.  In addition, four of our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of September 30, 2015 and December 31, 2014, the unconsolidated affiliates held total assets of $31,827 and $32,459 and mortgage notes payable of $20,519 and $20,803, respectively.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of September 30, 2015 and December 31, 2014, management determined no allowance was necessary for uncollectible receivables.

Financing and Lease Costs

Financing costs have been capitalized and are being amortized over the life of the financing using the effective interest method.  Lease costs incurred in connection with new leases have been capitalized and are being amortized over the life of the lease using the straight-line method.

Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases, tenant relationships and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at September 30, 2015 and December 31, 2014.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

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

We intend to continue to qualify as a REIT and, as such, will not be taxed on the portion of the income that is distributed to shareholders. In addition, we intend to distribute all of our taxable income; therefore, no provisions or liabilities for income taxes have been recorded in the financial statements.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2015 and December 31, 2014 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2012.

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

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $64 and $31 for the three months ended September 30, 2015 and 2014, respectively. The straight-line rent adjustment increased revenue by $206 and $163 for the nine months ended September 30, 2015 and 2014, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of September 30, 2015 and December 31, 2014 was $2,744 and $2,538, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of September 30, 2015 and 2014, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended September 30, 2015 and 2014, Sterling’s denominators for the basic and diluted earnings per common share were approximately 7,543,000 and 5,517,000, respectively. For the nine months ended September 30, 2015 and 2014, Sterling’s denominators for the basic and diluted earnings per common share were approximately 7,100,000 and 5,467,000, respectively.

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

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

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

Reclassifications

Certain amounts previously reported in our quarterly report ended September 30, 2014 have been reclassified to conform to cash flows presentations in 2015.

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

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2015 and 2014, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Three months ended September 30, 2015	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$19,116	$5,572	$24,688
Expenses from rental operations	10,218	1,500	11,718
Net operating income	$8,898	$4,072	$12,970
Interest			4,218
Depreciation and amortization			5,480
Administration of REIT			1,972
Other (income)/expense			(787)
Net income			$2,087

Three months ended September 30, 2014	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$13,485	$4,266	$17,751
Expenses from rental operations	7,202	757	7,959
Net operating income	$6,283	$3,509	$9,792
Interest			3,051
Depreciation and amortization			3,485
Administration of REIT			811
Other (income)/expense			(400)
Net income			$2,845

Nine months ended September 30, 2015	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$56,436	$14,629	$71,065
Expenses from rental operations	28,797	3,114	31,911
Net operating income	$27,639	$11,515	$39,154
Interest			12,069
Depreciation and amortization			14,078
Administration of REIT			4,463
Other (income)/expense			(1,314)
Net income			$9,858

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Nine months ended September 30, 2014	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$39,011	$13,086	$52,097
Expenses from rental operations	20,364	2,281	22,645
Net operating income	$18,647	$10,805	$29,452
Interest			9,197
Depreciation and amortization			10,216
Administration of REIT			3,165
Other (income)/expense			(1,632)
Net income			$8,506

Segment Assets and Accumulated Depreciation

As of September 30, 2015	Residential	Commercial	Total
	(in thousands)
Real estate investments	$463,557	$199,405	$662,962
Accumulated depreciation	(47,597)	(23,171)	(70,768)
	$415,960	$176,234	592,194
Cash and cash equivalents			11,520
Restricted deposits and funded reserves			6,169
Investment in unconsolidated affiliates			9,003
Receivables and other assets			5,474
Financing and lease costs, less accumulated amortization			4,339
Intangible assets, less accumulated amortization			19,430
Total Assets			$648,129

As of December 31, 2014	Residential	Commercial	Total
	(in thousands)
Real estate investments	$438,609	$152,527	$591,136
Accumulated depreciation	(38,729)	(20,144)	(58,873)
	$399,880	$132,383	532,263
Cash and cash equivalents			643
Restricted deposits and funded reserves			6,732
Investment in unconsolidated affiliates			9,081
Receivables and other assets			5,319
Financing and lease costs, less accumulated amortization			3,761
Intangible assets, less accumulated amortization			9,222
Total Assets			$567,021

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

note 4 – real estate investments

As of September 30, 2015	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$62,188	$35,943	$98,131
Building and improvements	377,892	161,980	539,872
Furniture, fixtures and equipment	23,339	1,482	24,821
Construction in progress	138	—	138
	463,557	199,405	662,962
Less accumulated depreciation	(47,597)	(23,171)	(70,768)
	$415,960	$176,234	$592,194

As of December 31, 2014	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$59,267	$28,285	$87,552
Building and improvements	353,750	122,776	476,526
Furniture, fixtures and equipment	21,423	1,466	22,889
Construction in progress	4,169	—	4,169
	438,609	152,527	591,136
Less accumulated depreciation	(38,729)	(20,144)	(58,873)
	$399,880	$132,383	$532,263

Construction in progress as of September 30, 2015 consists of planning costs associated with phase II and III of a multi-family apartment community under construction in Bismarck, North Dakota.  Phase II of the project consists of a clubhouse and six 6-plex two-story townhomes and phase III consists of up to six 4-story apartment buildings with underground parking.  Phase II and III of the development are still in the planning stages and construction has not yet commenced.

Construction in progress as of December 31, 2014 consisted of costs associated with the development of a new, four building 156 unit multi-family apartment community (phase I) constructed in Bismarck, North Dakota.  The project was substantially completed in June 2015.  The total project construction costs capitalized were $14,237. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for the project. See Note 15 for additional information.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2015	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$18,015	$(5,506)	$12,509
Tenant relationships	4,805	(381)	4,424
Above-market leases	3,117	(620)	2,497
	$25,937	$(6,507)	$19,430
Intangible Liabilities
Below-market leases	$(3,056)	$711	$(2,345)

	Lease	Accumulated	Lease
As of December 31, 2014	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$11,622	$(4,385)	$7,237
Above-market leases	2,466	(481)	1,985
	$14,088	$(4,866)	$9,222
Intangible Liabilities
Below-market leases	$(1,378)	$572	$(806)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2015 (October 1, 2015 to December 31, 2015)	$1,242	$92
2016	3,463	324
2017	2,501	285
2018	2,222	276
2019	1,908	266
2020	1,435	209
Thereafter	6,659	893
	$19,430	$2,345

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of September 30, 2015 was 4.5 years.

NOTE 7 – LINES OF CREDIT

We have a $19,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; a $3,000 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019; and a $3,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

agreement with Bremer Bank, which expired October 2015 and subsequent to September 30, 2015, was renewed thru October 2016; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell State Bank & Trust, which expires December 2015.   At September 30, 2015, there was no balance outstanding on the lines of credit, leaving $29,315 available and unused under the agreements.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis on the secured line of credit as of December 31, 2014. A waiver was received from the lender.  As of September 30, 2015, we were in compliance with all covenants.

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	September 30,	December 31,
	2015	2014
	(in thousands)
Fixed rate mortgage notes payable (a)	$376,509	$318,554
Variable rate construction loan (b)	11,480	6,332
Mortgage notes payable	$387,989	$324,886

(a)	Includes $3,183 and $3,254 of variable rate mortgage debt that was swapped to a fixed rate as of September 30, 2015 and December 31, 2014, respectively.
(b)	The variable rate construction loan bears interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 2.50%.

Mortgage loan payables, net were $387,989 and $324,886 as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we had 102 fixed rate and 1 variable rate mortgage loans with effective interest rates ranging from 2.57% to 7.65% per annum and a weighted average effective interest rate of 4.55% per annum. As of September 30, 2015, we had $376,509 of fixed rate debt, or 97.04% of mortgage loan payables, net at a weighted average interest rate of 4.61% per annum and $11,480 of variable rate debt, or 2.96% of mortgage loan payables, net at a weighted average effective interest rate of 2.69% per annum.

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition, as of December 31, 2014 the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis.  In addition, two loans on residential properties were out of compliance at year-end

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

due to unit renovation repair and maintenance costs.  One loan is secured by a property located in Fargo, North Dakota with an outstanding balance of $295 and the other loan is secured by properties located in Fargo, North Dakota with an outstanding balance of $3,446 at December 31, 2014.  The loans were out of compliance with the lender’s debt service coverage ratio requirement as of December 31, 2014. Waivers have been received from the lenders. As of September 30, 2015, we were in compliance with all covenants.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2015 (October 1, 2015 to December 31, 2015)	$2,860
2016	23,289
2017	35,332
2018	15,869
2019	23,160
Thereafter	287,479
Total payments	$387,989

NOTE 9 – HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we have used derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we have entered into interest rate swaps in the notional amount of $1,294 and $2,450 to provide a fixed rate of 7.25% and 2.57%, respectively. The swaps mature in April 2020 and December 2017, respectively.  The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception.

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of September 30, 2015 and December 31, 2014, we have recorded a liability and other comprehensive loss of $264 and $272, respectively.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2015		December 31, 2014
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable	$387,989	$397,580	$324,886	$336,646
Fair value of interest rate swaps	$264	$264	$272	$272

The carrying values shown in the table are included in the consolidated balance sheets under the indicated captions.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2015
Fair value of interest rate swaps	$—	$264	$—	$264
December 31, 2014
Fair value of interest rate swaps	$—	$272	$—	$272

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2015
Mortgage notes payable	$—	$—	$397,580	$397,580
December 31, 2014
Mortgage notes payable	$—	$—	$336,646	$336,646

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.00% to 4.32% and from 3.94% to 4.41% at September 30, 2015 and December 31, 2014, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of September 30, 2015.  The Company’s mortgage notes payable are further described in Note 8.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of September 30, 2015 and December 31, 2014, outstanding limited partnership units totaled 15,063,000 and 14,621,000 respectively. As of September 30, 2015 and 2014, the operating partnership declared distributions of $3,502 and $3,277 respectively, to limited partners paid in October 2015 and 2014, respectively.  Distributions per unit were $0.6975 and $0.6750 during the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015, Sterling exchanged 6,000 common shares for 6,000 limited partnership units held by limited partners, pursuant to redemption requests.  The aggregate value of these transactions was $87.  During the nine months ended September 30, 2014, Sterling exchanged 47,000 common shares for 47,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $700.

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

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

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

During the nine months ended September 30, 2015 and 2014, the Company redeemed 63,000 and 218,000 common shares valued at $919 and $3,049, respectively.  In addition, during the nine months ended September 30, 2015 and 2014, the Company redeemed 38,000 and 81,000 units valued at $546 and $1,138, respectively.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of September 30, 2015 and December 31, 2014, there were 7,538,000 and 5,624,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.6975 per share and $0.6750 per share for the nine months ended September 30, 2015 and 2014, respectively.

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $5 per fiscal quarter without our prior approval. The purchase prices per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $15.50 and $15.00 at September 30, 2015 and December 31, 2014, respectively. See discussion of determination of estimated value in Note 19.

Therefore, the purchase price per common share for dividend reinvestments was $14.725 and $14.25 and for additional optional cash purchases was $15.50 and $15.00 at September 30, 2015 and December 31, 2014, respectively. The Board,

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the nine months ended September 30, 2015, 208,000 shares were issued pursuant to dividend reinvestments and 82,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the nine months ended September 30, 2014, 172,000 shares were issued pursuant to dividend reinvestments and 91,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the nine months ended September 30, 2015 and 2014, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the nine months ended September 30, 2015 and 2014, we paid management fees of $6,930 and $4,818, respectively, to GOLDMARK Property Management.

Board of Trustee Fees

We incurred Trustee fees of $37 and $35 during the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015, and December 31, 2014 we owed our Trustees $14 and $32 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.  In March 2014, our Board revised the Trustee Compensation Plan effective January 1, 2014.

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

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

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

TC = Total Project Cost

Management Fees

During the nine months ended September 30, 2015 and 2014, we incurred advisory management fees of $1,764 and $1,356 with Sterling Management, LLC, our Advisor, for advisory management fees. As of September 30, 2015 and December 31, 2014, we owed our Advisor $213 and $342, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During the nine months ended September 30, 2015 and 2014, we incurred acquisition fees of $963 and $553, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of September 30, 2015.  As of December 31, 2014, we owed our Advisor $1,875 for unpaid acquisition fees.

Financing Fees

During the nine months ended September 30, 2015 and 2014, we incurred financing fees of $188 and $338 with our Advisor for loan financing and refinancing activities. As of September 30, 2015 and December 31, 2014, we owed our Advisor $26 and $214 for unpaid financing fees, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Disposition Fees

During the nine months ended September 30, 2015 and 2014, we incurred disposition fees of $36 and $16 with our Advisor.  See Note 18. There were no disposition fees owed to our Advisor as of September 30, 2015 and December 31, 2014, respectively.

Development Fees

During the nine months ended September 30, 2015 and 2014, we incurred $336 and $166 in development fees with our Advisor. As of September 30, 2015 and December 31, 2014, we owed our Advisor $69 and $36 for unpaid development fees as part of a 10% hold back, respectively.

Commissions

During the nine months ended September 30, 2015 and 2014, we incurred real estate commissions of $882 and $606, respectively, owed to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of September 30, 2015.  As of December 31, 2014, we owed commissions of $750.

During the nine months ended September 30, 2015, we incurred brokerage fees of $931 to a broker-dealer benefiting Dale Lian, a shareholder of Sterling and a member of our Advisor.  Brokerage fees were based on 7% of the purchase price of Sterling common shares sold.  There were no outstanding brokerage fees owed to Dale Lian or entities benefiting Dale Lian as of September 30, 2015.  We did not incur any brokerage fees to Dale Lian or entities benefiting Dale Lian in 2014.

During the nine months ended September 30, 2015, we incurred brokerage fees of $348 to a broker-dealer benefiting James Echtenkamp, a shareholder of Sterling and a member of our Advisor.  Brokerage fees were based on 7% of the purchase price of Sterling common shares sold.  There were no outstanding brokerage fees owed to James Echtenkamp or entities benefiting James Echtenkamp as of September 30, 2015  We did not incur any brokerage fees to James Echtenkamp or entities benefiting James Echtenkamp in 2014.

Rental Income

During the nine months ended September 30, 2015 and 2014, we received rental income of $161 and $134, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the nine months ended September 30, 2015 and 2014, we received rental income of $38 and $37, respectively, under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.

During the nine months ended September 30, 2015 and 2014, we received rental income of $33 and $32, respectively, under operating lease agreements with our Advisor.

Construction Costs

As of September 30, 2015 and 2014, we incurred costs related to the construction of a 156 unit apartment community in Bismarck, North Dakota of $14,030 and $8,544 to GOLDMARK Development, respectively.  There was no retainage owed to GOLDMARK Development as of September 30, 2015.  As of December 31, 2014, we owed GOLDMARK Development $555 for retainage.  In addition, there were no unpaid construction fees owed to GOLDMARK Development

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

as of September 30, 2015. As of December 31, 2014 we owed GOLDMARK Development $477 for unpaid construction fees.

NOTE 16 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $56,436 and $39,011 for the nine months ended September 30, 2015 and 2014, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the nine months ended September 30, 2015 and 2014, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $2,350 and $1,629, respectively, totaled $14,629 and $13,086, respectively.

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

NOTE 18 – DISPOSITIONS

During the nine months ended September 30, 2015, the operating partnership sold 3.38 acres of development land in Fargo, North Dakota for approximately $1,424 and recognized a gain of $470.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

During the year ended December 31, 2014 the operating partnership sold a 14,736 square foot office property in Norfolk, Nebraska for approximately $625 and recognized a gain of approximately $69.

NOTE 19 – BUSINESS COMBINATIONS AND ACQUISITIONS

We continue to implement our strategy of acquiring properties in desired markets.

Purchases during the nine months ended September 30, 2015

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

In August 2015, the operating partnership purchased a 10 unit apartment complex in Fargo, North Dakota for approximately $420.  The purchase was financed with the issuance of limited partnership units valued at approximately $420.  The interest was acquired from an entity affiliated with Messr. Regan, a related party, who received limited partnership units valued at approximately $420.

In August 2015, the operating partnership purchased an 18 unit apartment complex in Fargo, North Dakota for approximately $774.  The purchase was financed with a combination of the issuance of limited partnership units valued at approximately $629, an assumed loan of $144 and cash.  The interest was acquired from an entity affiliated with Messrs. Regan and Wieland, related parties, who received limited partnership units valued at approximately $315, and $315, respectively.

In August 2015, the Trust, through a subsidiary of the operating partnership, purchased a 70% interest in a 14 story suburban office building containing 296,967 rentable square feet of office space located in Bloomington, Minnesota known as the Northland Plaza. The total purchase price of the building was $52,500.  The purchase was financed with a combination of a $35,600 loan, assumed liabilities of $1,207 and cash.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

In September 2015, the operating partnership purchased a 12 unit apartment complex in Grand Forks, North Dakota for approximately $629.  The purchase was financed with a combination of the issuance of limited partnership units valued at approximately $353, an assumed loan of $276.

The following table summarizes the fair value of the assets acquired and liabilities assumed during the nine months ended September 30, 2015:

	Property and	In Place	Favorable	Unfavorable	Tenant	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Relationships	Assumed	Given

	(in thousands)
Valley Homes Duplexes, Grand Forks, ND	$2,148	$—	$—	$—	$—	$—	$2,148
Titan Machinery, Bismarck, ND	2,345	681	390	—	—	—	3,416
Quail Creek, Springfield, MO	10,900	—	—	—	—	—	10,900
Parkview Arms, Bismarck, ND	4,464	—	—	—	—	(299)	4,165
Land, Mankato, MN	263	—	—	—	—	—	263
Land, Fargo, ND	500	—	—	—	—	—	500
Huntington, Fargo, ND	420	—	—	—	—	—	420
Summerfield, Fargo, ND	774	—	—	—	—	(144)	630
Northland Plaza, Bloomington, MN	42,478	5,591	255	(1,642)	5,819	—	52,501
Columbine Apartments, Grand Forks, ND	629	—	—	—	—	(276)	353

	$64,921	$6,272	$645	$(1,642)	$5,819	$(719)	$75,296

Total consideration given for acquisitions through September 30, 2015 was completed through issuing approximately 486,000 limited partnership units of the operating partnership valued at $15.00 and $15.50 per unit for an aggregate consideration of approximately $7,452, new loans of $45,830, assumed loans of $719, assumed liabilities of $1,281 and cash of $20,733. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

Included in the Company’s condensed consolidated statements of operations and other comprehensive income from Northland Plaza, which was acquired and accounted for as a business combination, are $1,109 in revenues and $1,566 in net loss attributable to Sterling Real Estate Trust from the date of acquisition through September 30, 2015.

Purchases during the nine months ended September 30, 2014

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

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

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

The following table summarizes the fair value of the assets acquired and liabilities assumed during the nine months ended September 30, 2014:

	Property and	In Place	Favorable	Unfavorable	Mortgages	Consideration
	Equipment	Leases	Lease Terms	Lease Terms	Assumed	Given

	(in thousands)
Chandler 1802, Grand Forks, ND	$1,320	$—	$—	$—	$—	$1,320
Westcourt Apartments, Fargo, ND	3,520	—	—	—	—	3,520
Echo Manor Apartments, Hutchinson, MN	1,080	—	—	—	—	1,080
Barrett Arms Apartments, Crookston, MN	1,104	—	—	—	—	1,104
Eagle Run Apartments, West Fargo, ND (1)	1,566	—	—	—	(876)	690
Griffin Court Apartments, Moorhead, MN	4,848	—	—	—	(704)	4,144
Parkwest Gardens Apartments, West Fargo, ND	6,840	—	—	—	—	6,840
Dakota Manor Apartments, Fargo, ND	2,646	—	—	—	—	2,646

	$22,924	$—	$—	$—	$(1,580)	$21,344

(1)	Assumed loan presented as consideration given, however, previously consolidated the single asset LLP due to controlling financial interest.

   Total consideration given for acquisitions through September 30, 2014 was completed through issuing approximately 1,146,000 limited partnership units of the operating partnership valued at $14.00 per unit for an aggregate consideration of approximately $16,156, assumed loans of $1,580, assumed liabilities and deferred maintenance of $202 and cash of

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

$4,986. Units issued in exchange for property are determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

Estimated Value of Units/Shares

The Board of Trustees has determined an estimate of fair value for the trust shares issued in the first nine months of 2015 and 2014.  In addition, the Board of Trustees, acting as general partner for the operating partnership, has determined an estimate of fair value for the limited partnership units issued in the first nine months of 2015 and 2014.  In determining this value, the Board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations.  The Board also relied on valuation methodologies that are commonly used in the real estate industry.  The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

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

Condensed Pro Forma Financial Information

As a result of the Northland Plaza business combination, we have included the results of operations in the following unaudited condensed pro forma financial information as if the acquisition had been completed as of the beginning of the year prior to the acquisition date.  The following unaudited condensed pro forma financial information is presented as if the Northland Plaza acquisition was completed as of January 1, 2014.  These pro forma results are for comparative purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of the period presented, nor are they necessarily indicative of future operating results.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The unaudited condensed pro forma financial information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)		(in thousands, except per share data)
Total revenues	$25,529	$19,701	$75,806	$57,947
Net income	$3,322	$1,571	$9,477	$5,618
Net income attributable to Sterling Real Estate Trust	$2,277	$929	$4,703	$2,541
Earnings per common share, basic and diluted
Net income per common share attributable to Sterling Real Estate Trust	$0.30	$0.17	$0.66	$0.46
Weighted average number of common shares outstanding - basic	7,543	5,517	7,100	5,467

NOTE 20 - SUBSEQUENT EVENTS

On October 15, 2015, we paid a dividend or distribution of $0.2325 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on September 30, 2015.

In October 2015, the operating partnership purchased an 87 unit apartment complex in Fargo, North Dakota for approximately $6,612.  The purchase price was financed with the issuance of limited partnership units and cash.

In November 2015, the operating partnership entered into a purchase agreement to acquire a 19,595 square foot implement dealership in North Platte, Nebraska.  The proposed purchase price under the agreement is $1,769 and is expected to be financed with cash. The purchase price is subject to numerous closing conditions and other terms and conditions customary for real estate transactions, including further due diligence review.  While the parties project a closing date of November 30, 2015, closing may occur after this date and there are no assurances at this time that closing will occur.

In November 2015, the operating partnership entered into a purchase agreement to acquire a 46,314 square foot multi-tenant office/warehouse in Bloomington, Minnesota.  The proposed purchase price under the agreement is $2,675 and expected to be financed with cash. The purchase price is subject to numerous closing conditions and other terms and conditions customary for real estate transactions, including further due diligence review.  While the parties project a closing date of December 15, 2015, closing may occur after this date and there are no assurances at this time that closing will occur.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, but are not limited to: (i) trends affecting our financial condition or results of operations; (ii) our business and growth strategies; (iii) the real estate industry; (iv) our financing plans; and (v) other risks detailed in the Company’s periodic reports filed with the Securities and Exchange Commission.  The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should”, and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 33.35% of the operating partnership as of September 30, 2015.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of September 30, 2015, approximately 67.4% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multi-family properties are leased to a variety of tenants under short‑term leases.

As of September 30, 2015, approximately 32.6% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Texas and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 145 properties containing 8,433 apartment units and approximately 1,689,000 square feet of leasable commercial space as of September 30, 2015.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $592,194, which includes construction in progress.

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

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our trustees, executive officers, key personnel and our advisor and its affiliates.  Certain of our agreements and compensation arrangements with our advisor and its affiliates were not determined by arm’s-length negotiations.  Some of the conflicts of interest in our transactions with our advisor and others are described below.

Our trustees and officers and the officers and key personnel of our advisor (herein individually and collectively our “Leadership”) may spend a portion of their time on activities unrelated to us, which may significantly reduce the amount of time to be spent by one or more of our Leadership on Sterling activities.  Each of our Leadership, including Messrs. Regan and Weiland, is currently expected to spend a significant portion of their time on our behalf, but may not always spend a majority of their time on our behalf.

One or more of our Leadership, including Messrs. Regan and Weiland, may also serve as trustees, directors, governors, members, officers or key personnel of other: (a) affiliated entities, including our advisor; (b) real estate programs, real estate entities, or REITs; (c) advisors to other real estate programs, real estate entities or REITs; or (d) property managers to real estate programs, real estate entities or REITs (herein collectively “Other Real Estate Related Activities”).  In addition, from time to time, members of our Leadership may purchase real estate or interests in real estate for themselves, which may conflict with Sterling’s activities or objectives.   Leadership’s management of Other Real Estate Related Activities may significantly reduce the amount of time our Leadership is able to spend on Sterling related activities.  Given Leadership is or may become involved in Other Real Estate Related Activities, there may be times where Sterling’s fundraising, acquisition, disposition and liquidation activities overlap with similar activities of Leadership’s Other Real Estate Related Activities.   This overlap may cause conflicts of interest to arise with respect to, among other things, finding investors, locating and acquiring real estate investments, leasing activities and disposing of investments.  The conflicts of interest faced could generally cause our operating results to suffer.

Certain members of Leadership will have fiduciary duties relating to their Other Real Estate Related Activities.  These fiduciary duties may conflict with Leadership’s duties to Sterling and its shareholders.   Leadership’s Other Real Estate Related Activities could result in actions or inactions detrimental to Sterling, which could harm the implementation of Sterling’s business strategies and Sterling’s investments.  If Sterling does not successfully implement its business strategy, we may be unable to generate cash needed to pay dividends to shareholders and to maintain or increase the value of our assets.

Conflicts with Sterling’s business and interests are most likely to arise from Leadership’s involvement in activities related to:  (a) allocation of new investments and management time and services between Sterling and Leadership’s Other Real Estate Related Activities, (b) allocation of time and services between Sterling and Leadership’s Other Real Estate

Related Activities; (c) Sterling’s purchase of properties from, or sale of properties to, affiliated entities, (c) the timing and terms of the investment in or sale of an asset, (d) development of our properties by affiliates, (e) investments with or activities of affiliates of our advisor and (f) compensation to our advisor.

To the extent Leadership engages in future Other Real Estate Related Activities, Sterling may compete for investors with such activities.  Any overlap of capital raising efforts of Other Real Estate Related Activities with Sterling’s capital raising efforts or other activities could adversely affect our ability to raise capital in the future and the amount of proceeds we have to spend on real estate investments.

Sterling may, in the future, purchase real estate investments at the same time as Leadership is purchasing real estate investments via Other Real Estate Related Activities.   As a result, Leadership may owe duties to both Sterling and the Other Real Estate Related Activities, their members and limited partners and these investors, which duties may from time to time conflict with the duties they owe to Sterling and its shareholders.

Leadership may engage for their own account in business activities of the types conducted or to be conducted by Sterling or our subsidiaries.  To the extent Leadership takes actions that are more favorable to other entities than to us, these actions could have a negative impact on Sterling’s financial performance and, consequently, on dividends to our shareholders and the value of our stock.  For a description of some of the risks related to these conflicts of interest, see the section of this periodic report captioned ‘‘Risk Factors — Risks Related to Conflicts of Interest.’’

Interests in Other Real Estate Programs

Leadership and entities owned by Leadership may, in the future, acquire real estate investments for their own accounts, and have done so in the past.  Furthermore, Leadership and entities owned or managed by Leadership may form additional real estate investment entities in the future, including additional REITs, which can be expected to have the same or similar investment objectives and policies as we do and which may be involved in the same geographic areas.  Leadership is not obligated to present to us any particular investment opportunity that comes to their attention, unless such opportunity is of a character that might be suitable for investment by us.  Leadership likely will experience conflicts of interest as they simultaneously perform services for us and Other Real Estate Related Activities.

Any affiliated entity, whether or not currently existing, could compete with us in the purchase, sale or operation of real estate investments.  We will seek to achieve any operating efficiency or similar savings that may result from affiliated management of competitive investments.  However, to the extent that affiliates own or acquire an investment that is adjacent or its underlying property is adjacent, or in close proximity, to a property we own, our property may compete with the affiliate’s property for tenants or purchasers.  Every transaction that we enter into with Leadership is subject to an inherent conflict of interest.  Leadership may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our advisor or any of its affiliates.

Other Activities of Our Advisor and Its Affiliates

We rely on our advisor for the day-to-day operation of our business.  As a result of the current and/or future interests of Leadership in any other program and the fact that they also are engaged, or may continue to engage, in Other Real Estate Related Activities, Leadership has conflicts of interest in allocating their time between us and any other programs and other activities in which they are involved.  Our advisor presently believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the sponsored programs and other ventures in which they are or may become involved.

In addition, each of our executive officers also serves or may serve in the future as an officer of one or more affiliated entities, including our advisor, and/or other affiliated entities.  As a result, these individuals owe or will owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our shareholders.

We may purchase real estate investments from affiliates of our advisor.  The prices we pay to affiliates of our advisor for these investments will not be the subject of arm’s-length negotiations, which could mean that the acquisitions may be on terms less favorable to us than those negotiated with unaffiliated parties.

Competition in Acquiring, Leasing and Operating of Properties

Conflicts of interest will exist to the extent Sterling acquires, or seeks to acquire, properties in the same geographic areas where properties owned by Leadership or Leadership’s Other Real Estate Related Activities are located.  In such a case, a conflict could arise in the acquisition or leasing of properties if we and on of Leadership’s Other Real Estate Related Activities were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we were to attempt to sell similar properties at the same time.

Conflicts of interest also may exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances.  Leadership will seek to reduce conflicts relating to the employment of developers, contractors or building managers.  Leadership will also  seek to reduce conflicts that may arise with respect to properties available for sale or rent.  However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements at different properties or differing terms for resales or leasing of the various properties.

Joint Ventures with Affiliates

We may enter into joint ventures with Leadership’s Other Real Estate Related Activities (as well as other parties) for the acquisition of real estate investments.  Leadership may have conflicts of interest in determining whether its Other Real Estate Related Activity should enter into any particular joint venture agreement.  The co-venturer may have economic or business interests or goals which are or which may become inconsistent with Sterling’s business interests or goals.  In addition, should any such joint venture be consummated, Leadership may face a conflict in structuring the terms of the relationship between Sterling’s interests and the interest of the co-venturer and in managing the joint venture.  Since Leadership may control both us and any affiliated co-venturer, agreements and transactions between the co-venturers with respect to any such joint venture may not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.

Certain Conflict Resolution Procedures

Every transaction that we enter into with Leadership will be subject to an inherent conflict of interest.  Our board of trustees may encounter conflicts of interest in enforcing our rights or options against a member of Leadership in the event of a default by or disagreement.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine months ended September 30, 2015 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $18,968 or 36.4% for the nine months ended September 30, 2015, compared to same nine month period in 2014.
•

Acquired six  (6) properties totaling 290 residential apartment units,  two (2) properties totaling 319,000 square feet of commercial space and two (2) parcels of land for a total of $76,014 during the nine months ended September 30, 2015.

•	Declared and paid dividends totaling $0.6975 per common share for first, second and third quarters of 2015.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$19,116	$5,572	$24,688	$13,485	$4,266	$17,751
Real Estate Expenses
Real Estate Taxes	1,531	413	1,944	1,066	238	1,304
Property Management Fees	2,237	132	2,369	1,634	71	1,705
Utilities	1,341	317	1,658	959	209	1,168
Repairs and Maintenance	4,576	616	5,192	3,136	227	3,363
Insurance	533	22	555	407	12	419
Total Real Estate Expenses	10,218	1,500	11,718	7,202	757	7,959
Net Operating Income	$8,898	$4,072	12,970	$6,283	$3,509	9,792
Interest			4,218			3,051
Depreciation and amortization			5,480			3,485
Administration of REIT			1,972			811
Other (income)/expense			(787)			(400)
Net Income			$2,087			$2,845

Net Income Attributed to:
Noncontrolling Interest			$1,009			$2,064
Sterling Real Estate Trust			$1,078			$781
Dividends per share (1)			$0.2325			$0.2250
Earnings per share			$0.14			$0.14
Weighted average number of common shares			7,543			5,517

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $24,688 for the three months ended September 30, 2015 increased approximately $6,937 or 39.1% in comparison to the same period in 2014.  Residential property revenues increased approximately $5,631 and commercial property revenues increased approximately $1,306.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	September 30,	September 30,
	2015	2014
Residential occupancy	96.0%	95.6%
Commercial occupancy	94.3%	98.4%

Residential revenues for the three months ended September 30, 2015 increased $5,631 in comparison to the same period for 2014.  Residential properties acquired since January 1, 2014 contributed approximately $5,252 to the increase in total residential revenues in the the three months ended September 30, 2015.  Rental income from residential properties owned for more than one year increased approximately $379 in comparison to the three months September 30, 2014.  Residential revenues comprised 77.4% of total revenues for the three months ended September 30, 2015 compared to 76.0% of total revenues for the three months ended September 30, 2014.  The residential occupancy rates for the three months ended September 30, 2015 increased 0.4% primarily due to the onboarding of the  four new apartment buildings placed in service of the Bismarck, North Dakota development project prior to the beginning of the quarter.  The development project is a 156 unit multi-family apartment community. Building one, two, three and four were placed in service August 2014, October 2014, February 2015, and June 2015 respectively.

For the three months ended September 30, 2015 total commercial revenues increased $1,306 in comparison to the same period for 2014. Commercial properties acquired since January 1, 2014 contributed approximately $1,196 to the increase in total commercial revenues in the three months ended September 30, 2015.  Rental income from commercial properties owned for more than one year increased approximately $110 in comparison to the three months ended September 30, 2014 primarily due to scheduled step up in base rents and increased CAM income.  Commercial revenues comprised 22.6% of the total revenues for the three months ended September 30, 2015 compared to 24.0% of total revenues for the three months ended September 30, 2014.  The commercial occupancy rates for the three months ended September 30, 2015 decreased 4.1% primarily due to tenant turnover at an office property in Duluth, Minnesota.

Expenses

Residential expenses from operations of $10,218 during the three months ended September 30, 2015 increased $3,016 or 41.9% in comparison to the same period in 2014. This increase was primarily attributed to the increase in number of residential properties owned during the three months ended September 30, 2015 versus the same period in 2014.      In addition, increased repair and maintenance expenses reflect the investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $1,500 during the three months ended September 30, 2015 increased $743 or 98.2% in comparison to the same period in 2014.  The increase was primarily attributed to the office property acquired in Bloomington, MN as well as increases in repairs and maintenance expenses to repair parking lots at three properties.

Interest expense of $4,218 during the three months ended September 30, 2015 increased $1,167 in comparison to the same period in 2014 due to increased levels of debt outstanding. Interest expense was approximately 17.1% and  17.2% of rental income for the three months ended September 30, 2015 and 2014 respectively.

Depreciation and amortization expense increased 57.2% from $3,485 for the three months ended September 30, 2014 to approximately $5,480 for the three months ended September 30, 2015. The $1,995 increase was primarily a result of depreciation and amortization for the 16 properties added to our portfolio since September 30, 2014. Depreciation and amortization expense as a percentage of rental income for the three months ended September 30, 2015 and 2014 was relatively consistent at 22.2% and 19.6%, respectively.

REIT administration expenses increased from $811 for the three months ended September 30, 2014 to $1,972 for the three months ended September 30, 2015 due to an increase in acquisition expenses related to higher acquisition activity in 2015 in comparison to the same period in 2014.

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

Residential NOI increased $2,615 or 41.6% for the three months ended September 30, 2015 in comparison to the same three month period in 2014 due primarily to acquisition activity in the residential segment. Commercial NOI increased $563 or 16.0% for the three months ended September 30, 2015 in comparison to the same three month period in 2014 due primarily to the office property acquired in Bloomington, MN.

Net Income

Net income for the three months ended September 30, 2015 was $2,087 compared to $2,845 for the three months ended September 30, 2014.  The decrease was primarily a result of additional acquisition expenses related to the Northland Plaza acquisition.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$56,436	$14,629	$71,065	$39,011	$13,086	$52,097
Real Estate Expenses
Real Estate Taxes	4,569	891	5,460	3,152	728	3,880
Property Management Fees	6,772	270	7,042	4,653	220	4,873
Utilities	4,767	736	5,503	3,629	656	4,285
Repairs and Maintenance	11,043	1,170	12,213	7,752	636	8,388
Insurance	1,646	47	1,693	1,178	41	1,219
Total Real Estate Expenses	28,797	3,114	31,911	20,364	2,281	22,645
Net Operating Income	$27,639	$11,515	39,154	$18,647	$10,805	29,452
Interest			12,069			9,197
Depreciation and amortization			14,078			10,216
Administration of REIT			4,463			3,165
Other (income)/expense			(1,314)			(1,632)
Net Income			$9,858			$8,506

Net Income Attributed to:
Noncontrolling Interest			$6,320			$6,148
Sterling Real Estate Trust			$3,538			$2,358
Dividends per share (1)			$0.6975			$0.6750
Earnings per share			$0.5000			$0.4300
Weighted average number of common shares			7,100			5,467

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $71,065 for the nine months ended September 30, 2015 increased approximately $18,968 or 36.4% in comparison to the same period in 2014. Residential property revenues increased approximately $17,425 and commercial property revenues increased approximately $1,543.

The following table illustrates changes in occupancy for the nine month periods indicated:

	September 30,	September 30,
	2015	2014
Residential occupancy	95.7%	96.6%
Commercial occupancy	96.2%	98.8%

Residential revenues for the nine months ended September 30, 2015 increased $17,425 in comparison to the same period for 2014.  Residential properties acquired since January 1, 2014 contributed approximately $16,075 to the increase in total residential revenues in the nine months ended September 30, 2015. Rental income from residential properties owned for more than one year increased approximately $1,350 in comparison to the nine months ended September 30, 2014.  Residential revenues comprised 79.4% of total revenues for the nine months ended September 30, 2015 compared to 74.9% of total revenues for the nine months ended September 30, 2014.  The residential occupancy rates for the nine months ended September 30, 2015 decreased 0.9% primarily due to the number of new apartments available in the Midwest market in recent months and the onboarding of the first, second, third and fourth buildings placed in service of the Bismarck, North Dakota development project.  The development project is a four building 156 unit multi-family apartment community. Building one, two, three and four were placed in service August 2014, October 2014, February 2015, and June 2015, respectively.

For the nine months ended September 30, 2015 total commercial revenues increased $1,543 in comparison to the same period for 2014.  Commercial properties acquired since January 1, 2014 contributed approximately $1,346 to the increase in total commercial revenues in the nine months ended September 30, 2015.  Rental income from commercial properties owned for more than one year increased approximately $197 in comparison to the nine months ended September 30, 2014 primarily due to scheduled step up in base rents, increased CAM income from two properties and settlement proceeds from a triple net tenant for repair and replacement of structural components at a retail property in Minnesota. Commercial revenues comprised 20.6% of the total revenues for the nine months ended September 30, 2015 compared to 25.1% of total revenues for the nine months ended September 30, 2014. The commercial occupancy rates for the nine months ended September 30, 2015 decreased 2.6% primarily due to tenant turnover at an office property in Duluth, Minnesota.

Expenses

Residential expenses from operations of $28,797 during the nine months ended September 30, 2015 increased $8,433 or 41.4% in comparison to the same period in 2014. This increase was primarily attributed to the increase in number of residential properties owned during the nine months ended September 30, 2015 versus the same period in 2014.   In addition, increased repair and maintenance expenses reflect the investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $3,114 during the nine months ended September 30, 2015 increased $833 or 36.5% in comparison to the same period in 2014.  The increase was primarily attributed to the office property acquired in Bloomington, MN, as well as increases in repairs and maintenance expenses to replace flooring in three properties and repairing parking lots at three properties.

Interest expense of $12,069 during the nine months ended September 30, 2015 increased $2,872 in comparison to the same period in 2014 due to increased levels of debt outstanding. Interest expense was approximately 17.0% and 17.7% of rental income for the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and amortization expense increased 37.8% from $10,216 for the nine months ended September 30, 2014 to approximately $14,078 for the nine months ended September 30, 2015. The $3,862 increase was primarily a result of depreciation and amortization for the 16 properties added to our portfolio since September 30, 2014. Depreciation and amortization expense as a percentage of rental income for the nine months ended September 30, 2015 and 2014 was relatively consistent at 19.8% and 19.6%, respectively.

REIT administration expenses increased from $3,165 for the nine months ended September 30, 2014 to $4,463 for the nine months ended September 30, 2015 due to an increase in acquisition expenses related to acquisition activity in comparison to the same period in 2014.

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

Residential NOI increased $8,992 or 48.2% for the nine months ended September 30, 2015 in comparison to the same nine month period in 2014 due primarily to acquisition activity in the residential segment. Commercial NOI increased $710 or 6.6% for the nine months ended September 30, 2015 in comparison to the same nine month period in 2014 due primarily attributed to the office property acquired in Bloomington, MN.

Net Income

Net income for the nine months ended September 30, 2015 was $9,858 compared to $8,506 for the nine months ended September 30, 2014.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the nine months ended September 30, 2015

We acquired eight properties and two parcels of land for a total of $76,015 during the nine months ended September 30, 2015. Total consideration for the acquisitions was the issuance of approximately $7,452 in limited partnership units of the operating partnership,  new loans of $45,830, assumed loans of $719, assumed liabilities of $1,281 and cash of $20,733.

During the nine months ended September 30, 2015,  the operating partnership sold 3.38 acres of development land in Fargo, North Dakota for approximately $1,425 and recognized a gain of $470.

Property Acquisitions and Dispositions during the nine months ended September 30, 2014

We acquired eight properties for a total of $22,924 during the nine months ended September 30, 2014. Total consideration for the acquisitions was the issuance of approximately $16,156 in limited partnership units of the operating partnership, assumed loans of $1,580, assumed liabilities and deferred maintenance of $202 and cash of $4,986.

During the nine months ended September 30, 2014,  the operating partnership sold a 14,736 square foot office property in Norfolk, Nebraska for approximately $625 and recognized a gain of approximately $69.

See Notes 18 and 19 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the nine months ended September 30, 2015 and 2014.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three and nine months ended September 30, 2015 and 2014, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September 30, 2015			Three months ended September 30, 2014
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,078	7,543	$0.14	$781	5,517	$0.14

Add back:
Noncontrolling Interest - OPU	1,365	15,027		2,064	14,557
Depreciation & Amortization from continuing operations	5,480			3,485
Pro rata share of unconsolidated affiliate depreciation & amortization	120			121
Subtract:
(Gains) loss on land and depreciable asset sales	(470)			(69)
Funds from operations applicable to common shares and limited partnership units (FFO)	7,573	22,570	$0.34	6,382	20,074	$0.32
Add back:
Acquisition, and disposition expenses	1,181			194
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$8,754	22,570	$0.39	$6,576	20,074	$0.33

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

	Nine months ended September 30, 2015
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$3,538	7,100	$0.50	$2,358	5,467	$0.43

Add back:
Noncontrolling Interest - OPU	6,677	14,901		6,139	14,186
Depreciation & Amortization from continuing operations	14,078			10,216
Pro rata share of unconsolidated affiliate depreciation & amortization	361			364
Subtract:
(Gains) loss on land and depreciable asset sales	(470)			(69)
Funds from operations applicable to common shares and limited partnership units (FFO)	24,184	22,001	$1.10	19,008	19,653	$0.97
Add back:
Acquisition, and disposition expenses	1,992			1,244
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$26,176	22,001	$1.19	$20,252	19,653	$1.03

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

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

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Net cash flows provided by operating activities	$20,410	$13,985
Net cash flows used in investing activities	$(22,187)	$(12,563)
Net cash flows used in financing activities	$12,654	$(5,637)

Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which is reduced by interest payments, direct lease costs and property-level operating expenses. Property-level operating expenses consist primarily of property management fees including salaries and wages of property management personnel, utilities, cleaning, repairs, insurance, security and building maintenance cost, and real estate taxes. Additionally, we incur general and administrative expenses, advisory fees,  acquisition and disposition expenses and financing fees.

Net cash provided by operating activities was $20,410 and $13,985 for the nine months ended September 30, 2015 and 2014,  respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the nine months ended September 30, 2015 and 2014 were primarily from property operations of our real estate portfolio.  In addition, during the nine months ended September 30, 2014, we invested $7,219 in marketable securities consisting of real estate backed equity securities.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $22,187 and $12,563 for the nine months ended September 30, 2015 and 2014, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the nine months ended September 30, 2015 and 2014, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $24,944 and $12,338, respectively, and the changes in restricted cash for replacement reserve escrows was $1,236 and $(55), respectively.    In addition, during the nine months ended September 30, 2014, we invested $648 in unconsolidated affiliates primarily used to acquire an office building site in Duluth, Minnesota.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash provided by (used in) financing activities was  $12,654 and ($5,637) for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015,  we paid approximately $11,792 in dividends and distributions, redeemed  $1,465 of shares and units, received proceeds from new mortgage notes payable of approximately $26,035,  made mortgage principal payments of approximately $12,917, made net payments of $16,419 on short-term notes, and received proceeds from issuance of common shares of $25,750.  For the nine months ended September 30, 2014,  we paid approximately $10,450 in dividends and distributions, redeemed  $4,187 of shares and units, received proceeds from new mortgage notes payable of approximately $13,908, made mortgage principal payments of approximately $5,833.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2015 to September 30, 2015 totaling $5,123 or $0.6975 per share, including amounts reinvested through the dividend reinvestment plan.  During the nine months ended September 30, 2015, we paid cash dividends of $1,825 and dividends of $3,298 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $20,413 from our cash flows from operations and  $120 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2014 to September 30, 2014 totaling $3,683 or $0.6750 per share, including amounts reinvested through the dividend reinvestment plan.  During the nine months ended September 30, 2014, we paid cash dividends of $1,196 and dividends of $2,487 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $13,985 from our cash flows from operations and $264 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Cash flows provided by operations (includes net income of $9,858 and $8,506, respectively)	$20,410	$13,985
Distributions from unconsolidated affiliates	120	264
Gain on sales of properties	470	69
Dividends declared	(5,123)	(3,683)
Excess (Deficit)	$15,877	$10,635

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2015, we declared and paid distributions of $10,419 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.6975 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of September 30, 2015, the limited partnership declared distributions of $3,502 which represented distributions for the quarter ended September 30, 2015, and we paid such amount on October 15, 2015.

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

Sources of Dividends

For the nine months ended September 30, 2015, we paid aggregate dividends of $5,123, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $24,184 while our modified funds from operations, or MFFO, for the nine months ended September 30, 2015 was $26,176; therefore our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2014, we paid aggregate dividends of $3,683 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $18,888 while our MFFO, as of the nine months ended September 30, 2014 was $20,132. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At September 30, 2015, our cash resources consisted of cash and cash equivalents totaling approximately $11,520. In addition, we had unencumbered properties with a gross book value of $17,649, which could potentially be used as collateral to secure additional financing in future periods.

We also have a $19,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; a $3,000 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019;  and a  $3,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expired October 2015 and subsequent to September 30, 2015, was renewed thru October 2016; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell State Bank & Trust, which expires December 2015.   At September 30, 2015, there was no balance outstanding on the lines of credit, leaving $29,315 available and unused under the agreements.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis on the secured line of credit as of December 31, 2014. A waiver was received from the lender.  As of September 30, 2015, we were in compliance with all covenants.

Our cash resources can be used for working capital needs and other commitments.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the nine months ended September 30, 2015, we issued 1,677,000 common shares in a private placement to accredited investors pursuant to Rule 506 of Regulation D and raised gross proceeds of $25,750.  During the nine months ended September 30, 2015, we issued 208,000 and 82,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively and raised gross proceeds of $4,309.  During the nine months ended September 30, 2014, we did not sell any common shares in private placements. During the nine months ended September 30, 2014, we issued 172,000 and 91,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively and raised gross proceeds of $3,722.

During the nine months ended September 30, 2015, we issued limited partnership units valued at approximately $7,452 in connection with the acquisition of eight properties.

During the nine months ended September 30, 2014, we issued limited partnership units valued at approximately $16,156 in connection with the acquisitions of eight properties.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of September 30, 2015, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 A. Risk Factors

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our affiliates, our advisor and its affiliates, including the material conflicts discussed below. The “Conflicts of Interest” section of this periodic report provides a more detailed discussion of the conflicts of interest between us and our affiliates, our advisor and its affiliates.

Leadership will face conflicts of interest relating to purchasing real estate investment opportunities, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

One or more of our trustees and officers and the officers and key personnel of our advisor (such persons referred to herein, individually and collectively, as our “Leadership”) currently, and may in the future, also serve as trustees, directors, governors, members, officers or key personnel of or may sponsor other: (a) affiliated entities, including our advisor; (b) real estate programs, real estate entities, or REITs; (c) advisors to other real estate programs, real estate entities or REITs; or (d) property managers to real estate programs, real estate entities or REITs (herein collectively “Other Real Estate Related Activities”).  There is a risk that members of Leadership will choose to pursue an investment opportunity outside of Sterling or choose for Sterling an investment that provides lower returns to us than a property purchased by one of Leadership’s Other Real Estate Related Activities. Sterling cannot be sure that Leadership will act in our best interests when deciding whether to allocate any particular investment to Sterling. In addition, Sterling may acquire investments in geographic areas where Leadership’s Other Real Estate Related Activities own investments. In such a case, a conflict could arise in the acquisition of investments if Sterling and one of Leadership’s Other Real Estate Related Activities were to compete for the same investments in negotiating leases, or a conflict could arise in connection with the resale of properties if Sterling and one of Leadership’s Other Real Estate Related Activities were to attempt to sell similar investments at the same time. Also, Sterling may acquire investments from, or sell investments to, Leadership’s Other Real Estate Related Activities. If one of Leadership’s Other Real Estate Related Activities acquires an investment for which Sterling is competing, attracts a borrower for which Sterling is competing, attempts to sell similar investments as Sterling around the same time, or other circumstances occur where a conflict of interest is not resolved in our favor, Sterling could suffer a loss of revenue due to delays in locating another suitable investment.

Leadership will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at Sterling’s expense and adversely affect the return on your investment.

Sterling may enter into joint ventures with Leadership’s Other Real Estate Related Activities (as well as other parties) for the acquisition of real estate and other real estate investments.  Leadership may have conflicts of interest in determining whether one of its Other Real Estate Related Activities should enter into any particular joint venture agreement with Sterling. The co‑venturer may have economic or business interests or goals that are or may become inconsistent with Sterling’s business interests or goals. In addition, should any such joint venture be consummated, Leadership may face a conflict in structuring the terms of the relationship between Sterling’s interests and the interest of the co-venturer and in managing the joint venture.  Since Leadership will control both Sterling and any Leadership-affiliated co-venturer, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which could result in the co‑venturer receiving benefits greater than the benefits that Sterling receives. In addition, Sterling may assume liabilities related to the joint venture that exceed the percentage of Sterling’s investment in the joint venture.

Leadership may face competing demands relating to its time and real estate investment opportunities, and this may cause our operating results to suffer.

One or more of our Leadership are or may become engaged in Other Real Estate Related Activities, some of which may have investment objectives and legal and financial obligations similar to Sterling’s. Each member of Leadership affiliated with our advisor is currently expected to spend a significant portion of his or her time on our behalf, but may not always spend a majority of his or her time on our behalf. In addition, members of our Leadership may engage for their own account in business activities of the types conducted or to be conducted by Sterling or its affiliates, including Other Real Estate Related Activities. Because Leadership may have competing demands on their time and resources, they may have conflicts of interest in allocating time between Sterling’s business and these other activities. If this occurs, the returns to our investors may suffer.  Although Leadership’s resources are not dedicated exclusively to Sterling, members of our Leadership are required to devote sufficient resources to Sterling’s administration to discharge their obligations.

One or more of our Leadership also serve as officers, governors, key professionals or holders of a direct or indirect controlling interest in our advisor and Other Real Estate Related Activities.

One or more of our Leadership are also officers, governors, key professionals or holders of a direct or indirect controlling interest in our advisor or Other Real Estate Related Activities. Certain of our Leadership have legal and financial obligations with respect to such other Real Estate Related Activities that are similar to their obligations to Sterling. In the future, some of our Leadership may organize other real estate programs, serve as the advisor to other investors and acquire for their own account real estate properties that may be suitable for Sterling. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in, and they will continue to engage in, other business activities on behalf of themselves and others, our Leadership face conflicts of interest in allocating their time among us and their Other Real Estate Related Activities. In addition, many members of our Leadership have existing obligations to Other Real Estate Related Activities sponsored by Mr. Regan and/or Mr. Weiland.

Leadership are not obligated to devote a fixed amount of their time to Sterling, but believe that they have sufficient time to fully discharge their responsibilities to Sterling and to the other business in which they are involved.

Members of Leadership may spend a portion of their time on activities unrelated to Sterling, which may significantly reduce the amount of time spent by one or more of our Leadership on Sterling-related activities.  Leadership are not obligated to devote a fixed amount of their time to Sterling, but believe that they have sufficient time to fully discharge their responsibilities to Sterling and to the Other Real Estate Related Activities in which they are involved. Sterling believes that its Leadership will devote the time required to manage Sterling’s business and expects that the amount of time Leadership devotes to Sterling will vary during the course of the year and depend on Sterling’s business activities at a given time. For example, Leadership may spend significantly more time focused on Sterling’s activities when it is reviewing potential property acquisitions or negotiating a financing arrangement than during times when it is not.

Our Leadership face conflicts of interest related to the positions they hold with other real estate entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our shareholders.

One or more of our Leadership, including Mr. Regan and Mr. Weiland, may also engage in Other Real Estate Related Activities, and members of Leadership will have fiduciary duties relating to such Other Real Estate Related Activities. These fiduciary duties may conflict with Leadership’s duties to Sterling and its shareholders. Leadership’s Other Real Estate Related Activities could result in actions or inactions detrimental to Sterling, which could harm the implementation of Sterling’s business strategies, and Sterling’s investment, sale and leasing opportunities. Conflicts with Sterling’s business and interests are most likely to arise from involvement in activities related to:  (i) allocation of new investments and management time and services between Sterling and Leadership’s Other Real Estate Related Activities, (ii) allocation of time and services between Sterling and Leadership’s Other Real Estate Related Activities; (iii) Sterling’s purchase of properties from, or sale of properties to, affiliated entities, (iv) the timing and terms of the investment in or sale of an asset, (v) development of our properties by affiliates, (vii) investments with affiliates of our advisor and (viii) compensation to our advisor. If Sterling does not successfully implement its business strategy, we may be unable to generate cash needed to pay dividends to shareholders and to maintain or increase the value of our assets.

Leadership’s management of Other Real Estate Related Activities may significantly reduce the amount of time our Leadership is able to spend on Sterling related activities and may cause other conflicts of interest, which may cause our operating results to suffer.

Given that our Leadership is or may become involved in Other Real Estate Related Activities, there may be times where Sterling’s fundraising, acquisition, disposition and liquidation activities overlap with similar activities of Leadership’s Other Real Estate Related Activities.  This overlap may cause conflicts of interest to arise with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties.  The conflicts of interest our Leadership and each of our executive officers and each officer of our advisor may face could delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer.

We may compete for investors with Leadership’s Other Real Estate Related Activities, which could adversely affect the amount of capital we have to invest.

To the extent Leadership engages in future Other Real Estate Related Activities, Sterling will compete for investors with such activities.  Any overlap of capital raising efforts of Other Real Estate Related Activities with Sterling’s capital raising efforts or other activities could adversely affect our ability to raise capital in the future, the timing and availability of additional capital and the amount of proceeds we have to spend on real estate investments.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended September 30, 2015,  except as noted below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $15.50, as set forth in the table below, during the three months ended September 30, 2015 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Huntington, Fargo, ND	08/04/15	27,097	$420
Summerfield, Fargo, ND	08/04/15	40,608	$629
Columbine Apartments, Grand Forks, ND	09/01/15	22,784	$353
		90,489	$1,402

Other Sales

During the three months ended September 30, 2015, we issued 5,632 common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D. The issuances during the three months ended September 30, 2015 months were as set forth below:

Total Number of
Common Shares
Period	Exchanged
July 1-31, 2015	5,632
August 1-31, 2015	—
September 1-30, 2015	—
5,632

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended September 30, 2015:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
July 1-31, 2015	6,000	5,000	$14.50	880,000	553,000	$11,058
August 1-31, 2015	7,000	2,000	$14.50	886,000	555,000	$10,941
September 1-30, 2015	4,000	2,000	$14.50	890,000	557,000	$10,856
Total	17,000	9,000

For the three months ended September 30, 2015, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended September 30, 2015, all common shares and units redeemed were redeemed as part of the publicly announced plans.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statement of Shareholders’ Equity for nine months ended September 30, 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 13, 2015

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)