Form 10-K
period 2015-12-31
Sterling Real Estate Trust
filed 2016-03-14
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54295

Sterling Real Estate Trust

d/b/a Sterling Multifamily Trust

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

Large accelerated filer	◻	Accelerated filer	☑

Non-accelerated filer	◻	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻ Yes ☑ No

The aggregate market value of the common shares of beneficial interest held by non-affiliates as of June 30, 2015 was approximately $100,388,281, computed by reference to the price at which the common shares was last sold as of such date. The common shares of beneficial interest are not listed on any national exchange or over-the-counter market or quoted on any national securities market.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 9, 2016
Common Shares of Beneficial Interest, $0.01 par value per share	7,690,478

Documents Incorporated by Reference: Portions of Sterling’s Proxy Statement for its 2016 Annual Meeting of Shareholders, which Sterling intends to file with the Securities and Exchange Commission within 120 days after the end of Sterling’s fiscal year ended December 31, 2015, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If Sterling does not file its Proxy Statement on or before 120 days after the end of its 2015 fiscal year, Sterling will file the required information in an amendment to this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS

GENERAL

Sterling Real Estate Trust (“we,” “us,” “our,” “Company” or “Sterling”) is a real estate investment trust (“REIT”), registered in North Dakota as an unincorporated business trust on December 4, 2002.  We are an emerging growth company as defined in the Securities Act of 1933 and the Exchange Act of 1934. References in this Annual Report on Form 10-K to the “Company,” “Sterling,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors.  At December 31, 2015, we owned directly or through our operating partnership, 146 properties in twelve states.

UPREIT Structure

We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we conduct substantially all of our investment activities and hold all or substantially all of our assets through our operating partnership Sterling Properties, LLLP. We control the operating partnership as the general partner and own approximately 33.12% of the operating partnership as of December 31, 2015. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be our assets and income.

Operating Partnership

Our operating partnership, Sterling Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of multifamily dwellings and commercial properties located principally in the upper and central Midwest United States.

Since our formation, our focus has consisted of owning and operating income-producing real estate properties. In 2006, we held 23 total properties approximating $56,265 in total assets. Between 2007 and 2015, we focused extensively on strengthening the multifamily component of our portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties were located in North Dakota. Our portfolio has grown to 146 properties, approximating $594,509 in total assets, and book equity, including noncontrolling interests, of approximately $240,427 as of December 31, 2015. As of December 31, 2015, our portfolio contained approximately 8,520 apartment units and 1,688,802 square feet of leasable commercial space.

As of December 31, 2015, approximately 68.0% (based on cost) of the properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2015, approximately 32.0% (based on cost) of the properties were comprised of office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Mississippi, Minnesota, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Our Advisor

Our external Advisor is Sterling Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf. The Advisor is owned in part by Kenneth Regan, a trustee and our Chief Executive Officer, by an entity controlled by James Wieland, also one of our trustees and by Bradley Swenson our President. In addition, Messrs. Regan, Wieland and Swenson serve on the Board of Governors of the Advisor. From 2007 to 2015, our Advisor’s staff increased in number and expertise, growing from 4 to 13 full-time employees including a president, chief accounting officer, senior and financial accountants,  asset managers, investor relations, and a  finance manager.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders. Our trustees are elected annually by our shareholders. In addition, the Board has a duty to supervise our relationship with the Advisor and evaluates the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 27, 2015, effective January 1, 2015.  Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent.

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

Organizational Structure

The following chart shows our structure:

(1)

The Advisor is owned in part by our Chief Executive Officer and Trustee Mr. Kenneth P. Regan (35.625%), by Wieland Investments, LLLP, an entity controlled by our Trustee Mr. James S. Wieland (35.625%) and by our President Bradley J. Swenson (5.398%). In addition, Mr. Regan serves as the Chief Executive Officer and Chairman of the Board of the Advisor, and Messrs. Wieland and Swenson serve on the Board of Governors of the Advisor.

(2)

The Advisor serves as both our and our operating partnership’s advisor. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 1.9% and 1.8%, respectively, of our shares as of December 31, 2015.

(3)

We control the operating partnership as the general partner, and own approximately 33.12% of the operating partnership as of December 31, 2015. Mr. Regan and Mr. Wieland beneficially owned and had voting power over approximately 13.7% and 12.1%, respectively, of the operating partnership as of December 31, 2015.

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

Investment Strategy

Prior to January 1, 2016, our investment strategy was primarily to acquire and hold a diverse portfolio of:

•

commercial real estate properties or portfolios or real estate properties in various sectors, including multifamily residential, senior housing, retail, office, medical and other commercial properties, including restaurants,  primarily located in the central corridor of the contiguous 48 states.

Effective January 1, 2016, the Trust’s investment strategy is to acquire and hold ownership interests in real estate properties in multifamily residential properties located in these markets.  There is no current plan for the existing commercial properties (industrial, medical, office and retail) in regards to retention or disposition.

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

Prior to January 1, 2016, our investment guidance was that our real estate investments be allocated approximately as follows:

•	up to 80% in multifamily and apartment properties;
•	up to 50% in commercial properties, of which:
•	up to 70% in office properties;
•	up to 30% in retail properties;
•	up to 30% in industrial properties; and
•	up to 5% in land properties.

Effective January 1, 2016, our investment guidance is that future real estate investments be limited to multifamily apartment properties.  We currently have no plans with respect to our commercial properties in regards to retention or disposition.

Investments in Real Estate Properties

Our investment guidance provides we will primarily invest in existing or newly constructed real estate properties and interests in real estate properties in multifamily residential, apartment and senior housing properties by acquiring direct ownership or ownership interests through equity interests or other joint venture structures. We may also invest in other real estate property types, including undeveloped land or other development opportunities if the land is acquired for the purpose of producing rental or other operating income and either development or construction is in process or development or construction is planned. We primarily invest in real estate properties with existing rent and expense schedules or newly constructed properties with predictable cash flows. We concentrate our efforts on real estate properties located primarily in North Dakota, the central corridor of the contiguous 48 states and in or near metropolitan areas.

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

Investments in Cash, Cash Equivalents and Other Short-Term Investments

We may invest in cash, cash equivalents and other short-term investments. Consistent with the rules applicable to qualification as a REIT, such investments may include investments in the following: money market instruments; short-term debt instruments, such as commercial paper, certificates of deposit, bankers’ acceptances, repurchase agreements, interest-bearing time deposits and corporate debt securities; corporate asset-backed securities; and U.S. government or government agency securities. However, to date, our investment in such assets have not been material, and we do not expect to increase such investments in the near future.

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

Competition in Acquiring, Leasing and Operating of Properties

Conflicts of interest will exist to the extent Sterling acquires, or seeks to acquire, properties in the same geographic areas where properties owned by Leadership or Leadership’s Other Real Estate Related Activities are located.  In such a case, a conflict could arise in the acquisition or leasing of properties if we and one of Leadership’s Other Real Estate Related

Activities were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we were to attempt to sell similar properties at the same time.

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

Conflict Resolution

Every transaction that we enter into with Leadership will be subject to an inherent conflict of interest.  Our Board of Trustees may encounter conflicts of interest in enforcing our rights or options against a member of Leadership in the event of a disagreement.

SEGMENT DATA

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multifamily. Our commercial properties include retail, office, industrial, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and other general and administrative expenses.

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

Generally, there are multifamily and other similar commercial properties within relatively close proximity to each of our properties. Regarding our retail properties, in addition to competitor retail properties, we and our tenants face increasing competition from outlet malls, internet shopping websites, discount shopping clubs, catalog companies, direct mail and telemarketing.

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

Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition and ability to pay dividends. We do not believe our existing portfolio as of December 31, 2015 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

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

Our results are dependent on amounts received from the leasing and resale of investments, which are subject to market and economic changes. If income is insufficient to meet our capital needs, our ability to carry out our business plans could be adversely affected.

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

The multifamily and commercial real estate industries are highly competitive, and we face competition for investment opportunities. These competitors may be real estate developers, real estate financing entities, real estate investment trusts, mutual funds, hedge funds, investment banking firms, institutional investors and other entities or investors that acquire real estate and may have substantially greater financial resources than we do. These entities or investors may be able to accept more risk than our Board of Trustees believes is in our best interest. This competition may limit the number of suitable investment opportunities offered to us. This competition also may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire properties or interests in properties. In addition, we believe competition from entities organized for purposes similar to ours may increase in the future.

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

Our future success substantially depends on the active participation of James Wieland, one of our trustees, Kenneth Regan, our Chief Executive Officer and a trustee,  and Bradley J. Swenson, our President. Messrs. Wieland and Regan are also governors and owners of the Advisor. Messrs. Wieland, Regan and Swenson have over 30 years of extensive experience each in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing, and through the Advisor, in locating desirable real estate investments and where serving as property manager, managing our properties. Losing the services of Messrs. Wieland, Regan or Swenson could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us. See “Risks Related to Conflicts of Interest.”

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

Shareholders could incur current tax liability on dividends they elect to reinvest in our shares, and may have to use separate funds to pay their tax liability.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”) based on exemptions we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act.  Registration as an investment company would be costly, would subject us to a host of complex regulations, and would divert the attention of management from the conduct of our business. If the SEC or a court of competent jurisdiction were to find we are required, but in violation of the Investment Company Act had failed, to register as an investment company, possible consequences include, but are not limited to, the following: (i) the SEC could apply to a district court to enjoin the violation; (ii) our shareholders could sue us and recover any damages caused by the violation; (iii) any contract to which we are party made in, or whose performance involves a violation of the Investment Company Act would be unenforceable by any party to the contract unless a court were to find that under the circumstances enforcement would produce a more equitable result than non-enforcement and would not be inconsistent with the purposes of the Investment Company Act; and (iv) criminal and civil actions could be brought against us. Should we be subjected to any or all of the foregoing, our operations and results of operations would be materially and adversely affected.

There is no public trading market for our shares, nor do we expect one to develop, which may negatively impact a shareholders ability to sell their shares and the price at which shares may be sold.

There is no public market for our shares and there is no assurance one may develop.  In addition, the price shareholders may receive for the sale of their shares is likely to be less than the proportionate value of our investments. If our shareholders are able to find a buyer for their shares, they may have to sell them at a substantial discount from the price they purchased the shares. Consequently, shareholders may not be able to liquidate their investments in the event of emergency or for any other reason. Therefore, shareholders should consider our securities as illiquid and a long-term investment and should be prepared to hold their shares for an indefinite period of time.

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

To qualify as a REIT, our shares must be beneficially owned by 100 or more persons and no more than 50% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Currently, our Amended Declaration of Trust prohibits transfers of our shares that would result in: (1) our shares being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50% of our shares, applying broad attribution rules imposed by the federal income tax laws, or (3) before our shares qualify as a class of publicly-offered securities, 25% or more of our shares being owned by ERISA investors. If a shareholder acquires shares in excess of the ownership limits or in violation of the restrictions on transfer, we:

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

We may have to sell assets from time to time to satisfy our REIT distribution requirements and other REIT requirements or for other purposes. The IRS may posit one or more asset sales may be “prohibited transactions.” If we are deemed to have engaged in a “prohibited transaction,” our gain from such sale would be subject to a 100% tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax, but we cannot assure you we will be able to qualify for the safe harbor. We will use reasonable efforts to avoid the 100% tax by: (1) conducting activities that may otherwise be considered a prohibited transaction through a taxable REIT subsidiary, (2) conducting our operations in such a manner so no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain sales of our assets to comply with a safe harbor available under the Internal Revenue Code. We do not intend to hold assets in a manner to cause their dispositions to be treated as “prohibited transactions,” but we cannot assure you the IRS will not challenge our position, especially if we make frequent sales or sales of assets in which we have short holding periods. Payment of a 100% tax would adversely affect our results of operations.

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

Fees received by the parties

The Advisor is paid an annual management fee for its services based on total assets as reflected on our consolidated financial statements. The Advisor may benefit by us retaining ownership of certain investments at times when our shareholders may be better served by the sale or disposition of such investments in order to avoid a reduction in the total assets and correspondingly to the Advisor’s annual management fee. In addition, the Advisor may recommend we purchase investments that increase the total assets and correspondingly the Advisor’s annual management fee but that are not necessarily the most suitable investments for our portfolio. Further, the book value of the assets may include property-related debt, which could influence the amount of leverage obtained on real estate investments and other real estate related investments.

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

Our results of operation and financial condition, the value of our real estate assets, and the value of an investment in us are subject to the risks normally associated with the ownership and operation of real estate properties, including, among others:

•	Fluctuations in occupancy rates, rent schedules and operating expenses, which can render the sale or refinancing of a real estate investment difficult or unattractive;
•	The validity and enforceability of leases, financial resources of the tenants, tenant bankruptcies, rent levels and sales levels in the local areas of the investments;
•	Perceptions of the safety, convenience and attractiveness of our properties and the neighborhoods where they are located;
•	Ability to provide adequate management, maintenance and insurance on our properties;

•	Adverse changes in local population trends, market conditions, neighborhood values, local economic and social conditions;
•	Supply and demand for properties such as our real estate investments and competition from properties that could be used in the same manner as our real estate investments;
•	Changes in interest rates and availability of permanent mortgage funds;
•	Changes in real estate tax rates and other taxes;
•	Changes in governmental rules, regulations and fiscal policies, including the effects of inflation and enactment of unfavorable real estate, rent control, environmental or zoning laws; and
•	Hazardous material laws, uninsured losses and other risks.

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

We derive a significant portion of our net income from rent received from our tenants. Our properties include both residential as well as commercial properties. If a tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. If a significant number of tenants default on lease payments to us, it would cause us to lose the revenue associated with such leases and require us to find alternative sources of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. If lease defaults occur, we may experience delays in enforcing our rights as landlord. Also, if our tenants decide not to renew their leases, terminate early or default on their lease, we may not be able to re-let the space or may experience delays in finding suitable replacement tenants. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, particularly commercial tenants, may be less favorable to us than current lease terms. As a result, our net income and ability to pay dividends to shareholders could be materially adversely affected. Further, if one of our properties cannot be leased on terms and conditions favorable to us, the property may not be marketable at a suitable price without substantial capital improvements, alterations, or at all.

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

The residential properties we own or may acquire can compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family homes, as well as owner occupied single- and multifamily homes available to rent. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

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

Discovery of toxic mold in or at our properties may adversely affect our results of operation.

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

As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) to our shareholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties can depend on our ability to obtain debt or equity financing from third parties or the sellers of properties or to sell other properties. We have incurred mortgage debt and pledged some or all of our properties as security for debt in order to obtain funds to acquire additional properties or for working capital. We have also obtained lines of credit to provide a flexible borrowing source of funds.

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

For tax purposes, a foreclosure on any of our properties will be treated as: (1) if the foreclosed debt is nonrecourse, a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage or (2) if the foreclosed debt is recourse, a sale of the property for a purchase price equal to its fair market value and as cancellation of debt income to the extent, if any, the outstanding debt balance exceeds the fair market value. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of our operating partnership, whereby we will be responsible to the lender for satisfaction of the debt if it is not paid by our operating partnership. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash dividends to our shareholders could be adversely affected.

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

We may acquire properties by issuing limited partnership units in our operating partnership to contributors of property. If we enter into such transactions, in order to induce the property owners to accept limited partnership units rather than cash, it may be necessary for us to provide them with additional incentives. For instance, our operating partnership’s LLLP Agreement provides any holder of limited partnership units may, subject to certain conditions, request redemption of their units and we may acquire such units with our shares on a one-for-one exchange basis.

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

Risks Related to Investments in Real Estate Related Assets

From time to time, our investment portfolio contains real estate related assets. The following risk factors apply to such assets.

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

If we acquire a property by foreclosure following defaults under any mortgage loan investments, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral less costs to hold and dispose of a property and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our ability to achieve our investment objectives. We do not know whether the values of the property securing any of our real estate securities investments will remain at the levels existing on the dates we initially make the related investment. If the values of the underlying properties drop, our risk will increase and the values of our interests may decrease. Further, seeking available remedies could be a time-consuming and expensive process and would increase the costs associated with holding such mortgage and reduce our cash available for shareholders.

If there are delays in liquidating defaulted mortgage loan investments, we could be required to incur additional expenses to pursue such remedies, which could adversely affect our operations.

If there are defaults under any mortgage loan investments we hold, we may not be able to foreclose on or obtain a suitable remedy with respect to such investments. Specifically, we may not be able to repossess and sell the underlying properties quickly, which could reduce the value of our investment. For example, an action to foreclose on a property securing a mortgage loan is regulated by state statutes and rules and is subject to many of the delays and expenses of lawsuits if the defendant raises defenses or counterclaims. Additionally, in the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan. Therefore, we may experience a delay and additional costs in liquidating the investment and return of the funds to invest in new investments.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2015, we owned 146 properties, containing approximately 8,520 apartments and 1,688,802 square feet of leasable commercial space. Many of our properties are located in the state of North Dakota.

It is our policy to acquire assets with an intention to hold these assets as long-term investments seeking income and capital appreciation through an increase in value of our real estate portfolio, as well as increased revenue as a result of higher rent. These types of investments are the core of our strategy of creating shareholder value. We currently own and maintain a portfolio of real estate diversified by geographical location and by type and size. Effective January 1, 2016, our focus will be limited to multifamily apartment properties. There is no current plan for the existing commercial properties (industrial, medical, office and retail) in regards to retention or disposition. Our Advisor monitors industry trends and invests in property believed to provide the most favorable return balanced with risk. We attempt to manage our real estate portfolio by evaluating changes or trends in the industries in which our tenants operate, the creditworthiness of our tenants and changes or trends in the area demographics surrounding our properties for evidence that our properties will continue to meet our investment objectives of cash flow, preservation of capital and capital appreciation.

With the exception of single tenant buildings, the majority of our investment properties are managed by a third party. Property management firms usually receive between 3% and 5% of gross rent collection for their services. Substantially all of our commercial revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. Approximately half of our existing commercial property leases as of December 31, 2015 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2015, we owned 146 properties in twelve states, primarily located in North Dakota with others located Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Texas and Wisconsin. This portfolio of properties includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota.  We report our results in two reportable segments: residential and commercial properties.  Please see Notes 2 and 3 to the consolidated financials included in this report for more information.

As of December 31, 2015, approximately 68.0% (based on cost) of the properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2015, approximately 32.0% (based on cost) of the properties were comprised of industrial, office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

The following table sets forth information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2015 (in thousands, except units or leasable sq. ft.).

		# of	Physical
		Units or	Occupancy
		Leasable	at December
Property	Location	Sq. Ft	31, 2015

32nd Avenue Office	Fargo, ND	31,750	100.00%
Aetna Building	Bismarck, ND	75,000	100.00%
Applebee’s Neighborhood Bar & Grill	Apple Valley, MN	4,997	100.00%
Applebee’s Neighborhood Bar & Grill	Bloomington, MN	5,043	100.00%
Applebee’s Neighborhood Bar & Grill	Coon Rapids, MN	5,576	100.00%
Applebee’s Neighborhood Bar & Grill	Savage, MN	4,936	100.00%
Arbor Apartments	Bismarck, ND	12	87.68%
Arbor II Apartments	Bismarck, ND	12	100.00%
Arbor III Apartments	Bismarck, ND	12	100.00%
Ashbury *	Fargo, ND	61	100.00%
Auburn II	Fargo, ND	24	90.96%
Autumn Ridge	Grand Forks, ND	144	96.39%
Barrett Arms	Crookston, MN	24	99.68%
Bayview	Fargo, ND	100	98.93%
Becker Furniture Building	Waite Park, MN	30,200	100.00%
Berkshire	Fargo, ND	12	100.00%
Betty Ann	Fargo, ND	24	94.30%
Biolife Plasma Center	Bismarck, ND	11,671	100.00%
Biolife Plasma Center	Eau Claire, WI	11,900	100.00%
Biolife Plasma Center	Grand Forks, ND	13,190	100.00%

		# of	Physical
		Units or	Occupancy
		Leasable	at December
Property	Location	Sq. Ft	31, 2015

Biolife Plasma Center	Janesville, WI	12,225	100.00%
Biolife Plasma Center	Mankato, MN	13,181	100.00%
Biolife Plasma Center	Marquette, MI	11,737	100.00%
Biolife Plasma Center	Onalaska, WI	12,180	100.00%
Biolife Plasma Center	Oshkosh, WI	12,191	100.00%
Biolife Plasma Center	Sheboygan, WI	13,230	100.00%
Biolife Plasma Center	Stevens Point, WI	13,190	100.00%
Brighton Village	New Brighton, MN	240	98.37%
Brookfield	Fargo, ND	72	91.78%
Buffalo Wild Wings	Austin, TX	7,296	100.00%
Cambridge (FKA 44th Street)	Fargo, ND	42	100.00%
Candlelight	Fargo, ND	66	97.25%
Carling Manor	Grand Forks, ND	12	100.00%
Carlton Place	Fargo, ND	213	98.79%
Chandler 1802	Grand Forks, ND	24	100.00%
Chandler 1866	Grand Forks, ND	12	100.00%
Cherry Creek (FKA Village)	Grand Forks, ND	35	87.27%
Columbia West	Grand Forks, ND	70	94.51%
Country Club	Fargo, ND	40	92.38%
Countryside	Fargo, ND	24	95.57%
Courtyard Apartments	St. Louis Park, MN	151	98.26%
Dairy Queen	Dickinson, ND	2,811	100.00%
Dairy Queen	Moorhead, MN	2,712	100.00%
Dakota Manor	Fargo, ND	54	99.81%
Danbury	Fargo, ND	135	90.43%
Dellwood Estates	Anoka, MN	132	99.94%
Eagle Run	West Fargo, ND	144	96.76%
Echo Manor	Hutchinson, MN	30	99.42%
Eide Bailly Building***	Fargo, ND	74,646	100.00%
Emerald Court	Fargo, ND	24	95.73%
Fairview	Bismarck, ND	84	92.93%
Family Dollar Store	Mandan, ND	9,100	100.00%
First International Bank & Trust	Moorhead, MN	3,510	100.00%
Flickertail	Fargo, ND	180	96.83%
Forest Avenue	Fargo, ND	20	100.00%
Four Points Office Building	Fargo, ND	11,973	100.00%
Galleria III	Fargo, ND	18	100.00%
Gate City Bank	Grand Forks, ND	17,406	100.00%
Georgetown Courts	Fridley, MN	462	94.45%
Glen Pond	Eagan, MN	414	98.07%
Goldmark Office Park	Fargo, ND	124,425	100.00%
Grand Forks Marketplace****	Grand Forks, ND	182,522	100.00%
Granger Court	Fargo, ND	59	99.07%
Great American Insurance Building	Fargo, ND	15,000	100.00%
Griffin Court	Moorhead, MN	128	94.57%
Guardian Building Products	Fargo, ND	100,600	100.00%

		# of	Physical
		Units or	Occupancy
		Leasable	at December
Property	Location	Sq. Ft	31, 2015

Hannifin Apartments	Bismarck, ND	14	100.00%
Highland Meadows*****	Bismarck, ND	144	96.63%
Hunter’s Run I	Fargo, ND	12	83.15%
Hunter’s Run II	Fargo, ND	12	94.44%
Huntington	Fargo, ND	10	95.95%
Islander Apartments	Fargo, ND	24	100.00%
Kennedy	Fargo, ND	12	100.00%
Library Lane	Grand Forks, ND	60	95.00%
Madison (FKA Columbine)	Grand Forks, ND	12	85.26%
Maple Ridge	Omaha, NE	168	96.63%
Maplewood Apartments	Maplewood, MN	240	97.36%
Maplewood Bend	Fargo, ND	182	97.82%
Martha Alice	Fargo, ND	24	98.51%
Mayfair	Grand Forks, ND	24	92.02%
Midtown Plaza	Minot, ND	17,784	80.83%
Monticello Apartments	Fargo, ND	18	100.00%
Montreal Courts Apartments & Townhomes	Little Canada, MN	444	95.90%
Northland Plaza**	Bloomington, MN	296,967	91.09%
O’Reilly Auto Store	Mandan, ND	6,300	100.00%
Oak Court	Fargo, ND	81	97.36%
Pacific Park I	Fargo, ND	30	96.12%
Pacific Park II	Fargo, ND	39	100.00%
Pacific Park South	Fargo, ND	15	93.45%
Parkview Arms	Bismarck, ND	62	92.19%
Parkway Office (FKA Echelon Building)	Fargo, ND	17,000	100.00%
Parkwest Gardens	West Fargo, ND	142	95.88%
Parkwood	Fargo, ND	40	98.67%
Pebble Creek	Bismarck, ND	70	93.80%
Prairiewood Court I & II	Fargo, ND	60	99.42%
Prairiewood Meadows	Fargo, ND	85	97.61%
Quail Creek	Springfield, MO	164	89.40%
Regis Building	Edina, MN	102,448	100.00%
Richfield Harrison	Grand Forks, ND	140	95.91%
Robinwood	Coon Rapids, MN	120	94.01%
Rosedale Estates	Roseville, MN	360	97.45%
Rosegate	Fargo, ND	90	97.71%
Saddlebrook	West Fargo, ND	60	95.92%
Schrock Apartments	Fargo, ND	18	100.00%
Sheridan Pointe Apartments	Fargo, ND	48	97.33%
Sierra Ridge	Bismarck, ND	136	95.15%
Social Security Building	St. Cloud, MN	10,810	100.00%
Somerset	Fargo, ND	75	98.15%
Southgate	Fargo, ND	162	96.03%
Southview III	Grand Forks, ND	18	89.68%
Southview Village	Fargo, ND	72	96.95%
Spring	Fargo, ND	25	87.73%

		# of	Physical
		Units or	Occupancy
		Leasable	at December
Property	Location	Sq. Ft	31, 2015

Stanford Court	Grand Forks, ND	96	92.36%
Stonefield	Bismarck, ND	78	98.84%
Stony Brook	Omaha, NE	148	96.03%
Summerfield	Fargo, ND	18	99.76%
Summit Point	Fargo, ND	87	98.84%
Sunset Ridge	Bismarck, ND	180	96.30%
Sunview	Grand Forks, ND	36	82.73%
Sunwood Estates	Fargo, ND	81	99.95%
Terrace on the Green	Moorhead, MN	116	96.41%
Titan Machinery	Bismarck, ND	22,293	100.00%
Titan Machinery	Dickinson, ND	17,760	100.00%
Titan Machinery	Fargo, ND	29,800	100.00%
Titan Machinery	Marshall, MN	42,000	100.00%
Titan Machinery	Minot, ND	23,690	100.00%
Titan Machinery	Redwood Falls, MN	38,932	100.00%
Titan Machinery	Sioux City, IA	32,532	100.00%
Titan Machinery	Bismarck, ND	22,293	100.00%
Twin Oaks	Hutchinson, MN	80	98.40%
Twin Parks	Fargo, ND	66	99.64%
Valley Homes Duplexes	Grand Forks, ND	24	92.05%
Valley View	Golden Valley, MN	72	99.74%
Village Park	Fargo, ND	60	100.00%
Village West	Fargo, ND	80	99.14%
Walgreens	Alexandria, LA	14,560	100.00%
Walgreens	Batesville, AR	14,820	100.00%
Walgreens	Denver, CO	13,390	100.00%
Walgreens	Fayetteville, AR	14,550	100.00%
Walgreens	Laurel, MS	14,820	100.00%
Wells Fargo Building	Duluth, MN	95,961	83.67%
West Pointe Center	Fargo, ND	28,187	100.00%
Westcourt Apartments	Fargo, ND	64	96.88%
Westside	Hawley, MN	14	100.00%
Westwind	Fargo, ND	18	100.00%
Westwood Estates	Fargo, ND	200	97.41%
Willow Park	Fargo, ND	102	98.87%

* 82.50% ownership interest
** 70.00% ownership interest
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

Geography

Of our 146 properties, 99 are located in North Dakota, with 66 being located in the greater Fargo, North Dakota metropolitan statistical area. These 99 North Dakota properties generated approximately 49% of our rental revenue for the year ended December 31, 2015.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of and for the year ended December 31, 2015 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$311,727	46.6%	$46,140	49.4%
Minnesota	279,450	41.7%	38,546	41.3%
Other	78,307	11.7%	8,644	9.3%
	$669,484	100.0%	$93,330	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, 2014 American Community Survey, the estimated combined population of the Fargo, West Fargo and Moorhead metro area is 218,290 people.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2015:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	5.7%	5.5%	5.5%	5.4%	5.5%	5.3%	5.3%	5.1%	5.1%	5.0%	5.0%	5.0%
North Dakota (1)	2.8%	2.9%	3.1%	3.1%	3.1%	3.1%	3.0%	2.9%	2.8%	2.8%	2.7%	2.7%

(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Tenants

Our tenants are varied and consist of individuals, national, regional, and local businesses. Our commercial/retail properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. In 2015 and 2014, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, restaurant, and medical. Within our office, retail and industrial properties, we have over 120 tenants who operate in numerous industries, including restaurants, pharmacy, financing, banking, insurance, professional services, technology and wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one year periods. The following table lists a summary, as of December 31, 2015, of lease expirations on non-residential properties schedule to occur during each of the ten calendar years from 2016 to 2025 and thereafter, assuming that tenants exercise no renewal options or early termination rights.  Base rents do not include CAM (common area maintenance).

The table is based on leases at December 31, 2015 for our non-residential properties (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring	% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent	Base Rent
Month-to-Month	4	40,142	2.45%	$508	2.61%
2016	24	139,163	8.49%	796	4.09%
2017	21	182,788	11.15%	1,006	5.16%
2018	15	76,630	4.68%	483	2.48%
2019	19	70,358	4.29%	508	2.61%
2020	21	221,702	13.53%	1,214	6.23%
2021	19	370,150	22.59%	2,464	12.65%
2022	4	131,516	8.02%	781	4.01%
2023	4	19,231	1.17%	81	0.42%
2024	1	1,579	0.10%	4	0.02%
2025	4	33,574	2.05%	661	3.39%
Thereafter	24	351,997	21.47%	10,975	56.33%
Leased Total	160	1,638,830	100.00%	$19,481	100.00%

Mortgage Notes Secured by the Properties

At December 31, 2015, we had $383,292 in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2016	$17,400
2017	35,784
2018	16,328
2019	23,618
2020	26,232
Thereafter	263,930
$383,292

Acquisitions and Dispositions

We acquired a controlling interest in nine properties, two parcels of land and disposed of one parcel of undeveloped land during the year ended December 31, 2015. Capitalization rates are a key decision making item used by the Board. Capitalization rates for acquisitions are calculated using projected net operating income divided by the investment. Net operating income is calculated by taking GAAP net income and adding back depreciation, amortization and interest expense. Capitalization rate for dispositions are calculated in the same way with the exception of using historical, rather than projected, net operating income.

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

In making acquisitions, the Board currently targets capitalization rates between 7.0 to 10.0%, depending on the amount of risk involved. For those properties with greater risk, the Board targets greater capitalization rates (9.0% or greater). For those properties exhibiting less risk, a lower capitalization risk is acceptable. For potential acquisitions, the Board also requires an adequate spread exists between the financing on the property and the capitalization rate.

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

Shareholders and Unit Holders

As of March 9, 2016, we had 7,690,478 common shares of beneficial interests outstanding, held by a total of 932 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 9, 2016, there were approximately 15,749,260 limited partnership units of our operating partnership outstanding held by approximately 507 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest on a one-for-one exchange basis. The numbers of common shareholders and limited partners is based on the Company’s records.

Quarterly Dividend Data

We have declared and intend to continue to declare regular quarterly dividends to our common shareholders. Because all of our operations are conducted through our operating partnership, our ability to pay dividends depends on the operating partnership’s ability to make distributions to us and its other limited partners. We pay declared dividends quarterly, whereby the dividend attributable to a calendar quarter would be paid during the first month of the next quarter. Dividends will be paid to common shareholders as of the record dates selected by the Board of Trustees. We intend to make dividends sufficient to satisfy the requirements for qualification as a REIT for federal tax purposes.

The following tables show the dividends we have declared (including the total amount paid on a per share basis, paid in cash, reinvested in shares of our common stock pursuant to the Dividend Reinvestment Plan, and the total amount paid) during the last two fiscal years (in thousands, except per share data).

	Dividends Per		Reinvested
2015 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.2325	$625	$1,136	$1,761	(a)
September 30	$0.2325	641	1,112	1,753
June 30	$0.2325	639	1,092	1,731
March 31	$0.2325	546	1,094	1,640
		$2,451	$4,434	$6,885

	Dividends Per		Reinvested
2014 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.2250	$401	$863	$1,264	(a)
September 30	$0.2250	402	846	1,248
June 30	$0.2250	396	824	1,220
March 31	$0.2250	399	817	1,216
		$1,598	$3,350	$4,948

(a)	Fourth quarter dividends paid on January 15th of the following year.

We expect that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions or the Board determines other action prudent.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended December 31, 2015, except as noted below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $15.50, as set forth in the table below, during the three months ended December 31, 2015 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Summit Point, Fargo, ND	10/01/15	243,607	$3,776

Other Sales

During the three months ended December 31, 2015, we issued no common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended December 31, 2015:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
October 1-31, 2015	47,000	1,000	$14.50	937,000	558,000	$10,160
November 1-30, 2015	17,000	5,000	$14.50	954,000	563,000	$9,845
December 1-31, 2015	5,000	—	$14.50	959,000	563,000	$9,772
Total	69,000	6,000

For the three months ended December 31, 2015, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended December 31, 2015, all common shares and units redeemed were redeemed as part of the publicly announced plans.

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

	December 31,
	2015	2014	2013	2012	2011
BALANCE SHEET DATA:	(in thousands, except per share data)
Total assets	$645,756	$567,021	$448,300	$385,095	$381,268
Mortgage loans payable, net	$383,292	$324,886	$239,008	$208,961	$217,480
Total liabilities	$405,329	$361,387	$251,094	$221,904	$237,043
Stockholders' equity	$240,427	$205,634	$197,206	$163,191	$144,225

	Year Ended December 31,
	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS DATA:
Rental income	$97,182	$70,936	$61,943	$52,021	$49,316
Operating expenses	81,834	57,404	47,260	41,453	40,578
Interest	16,475	12,495	11,222	10,925	12,031
Depreciation and amortization	20,240	14,038	12,219	10,516	10,247
Total expenses	87,481	64,228	52,866	44,255	43,217
Total other income (expense)	1,683	2,595	890	866	403
Loss on impairment of property	412	—	226	262	264
Discontinued operations	—	—	3,350	499	116
Net income	11,384	9,303	13,317	9,131	6,618
Noncontrolling interest in income	7,684	6,715	9,355	6,424	4,891
Net income attributable to Sterling	$4,286	$2,579	$3,962	$2,707	$1,727
Net income per common share	$0.59	$0.47	$0.75	$0.57	$0.46
Weighted average shares outstanding	7,223	5,507	5,384	4,733	3,771
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$28,315	$27,927	$23,150	$20,093	$15,400
Cash flows provided by (used in) investing activities	(25,766)	(55,304)	557	(9,507)	(11,498)
Cash flows provided by (used in) financing activities	3,269	14,171	(14,414)	(9,223)	(10,718)
OTHER DATA
Dividends declared (a)	$6,885	$4,948	$4,514	$4,023	$3,030
Dividends declared per share	$0.9300	$0.9000	$0.8400	$0.8260	$0.8050

(a)	Consists of dividends paid by the Trust on its common shares of beneficial interest.

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

Executive Summary

Our real estate portfolio consists of 146 properties in twelve states, primarily located in North Dakota, containing 8,520 apartment units and approximately 1,689,000 square feet of leasable commercial space as of December 31, 2015.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $594,509, which includes construction in progress.  Our portfolio of properties currently includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings.  However, the Board of Trustees voted unanimously to update and amend the Trust’s investment strategy, effective January 1, 2016 to acquire and hold multifamily real estate properties located primarily in the central corridor of the contiguous forty-eight (48) states.  There is no current plan for the existing commercial properties (industrial, medical, office, and retail) in regards to retention or disposition.

Specific Achievements

•	Increased revenues from rental operations by $26,246 or 37.0% for the year ended December 31, 2015, compared to the year ended December 31, 2014.
•

Acquired nine  (9) properties totaling 377 residential apartment units, two (2) properties totaling 319,000 square feet of commercial space and two (2) parcels of land for a total of $82,626 during the year ended December 31, 2015.

•	Declared and paid dividends totaling $0.9300 per common share for the year ended December 31, 2015.

Results of Operations for the Year Ended December 31, 2015 and 2014

	Year ended December 31, 2015			Year ended December 31, 2014
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$75,914	$21,268	$97,182	$53,499	$17,437	$70,936
Real Estate Expenses
Real Estate Taxes	6,393	1,459	7,852	4,368	952	5,320
Property Management Fees	9,128	489	9,617	6,214	297	6,511
Utilities	6,183	1,037	7,220	4,751	863	5,614
Repairs and Maintenance	15,976	1,750	17,726	10,868	853	11,721
Insurance	2,218	74	2,292	1,593	54	1,647
Total Real Estate Expenses	39,898	4,809	44,707	27,794	3,019	30,813
Net Operating Income	$36,016	$16,459	52,475	$25,705	$14,418	40,123
Interest			16,475			12,495
Depreciation and amortization			20,240			14,038
Administration of REIT			5,647			6,824
Loss on lease terminations			—			58
Loss on impairment of property			412			—
Other (income)/expense			(1,683)			(2,595)
Net Income			$11,384			$9,303

Net Income Attributed to:
Noncontrolling Interest			$7,098			$6,724
Sterling Real Estate Trust			$4,286			$2,579
Dividends per share (1)			$0.9300			$0.9000
Earnings per share			$0.5900			$0.4700
Weighted average number of common shares			7,223			5,507

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $97,182 for the year ended December 31, 2015 increased approximately $26,246 or 37.0% in comparison to the same period in 2014. Residential property revenues increased approximately $22,415 and commercial property revenues increased approximately $3,831.

The following table illustrates changes in occupancy for the twelve month periods indicated:

	December 31,	December 31,
	2015	2014
Residential occupancy	95.7%	96.1%
Commercial occupancy	97.4%	98.6%

Residential revenues for the year ended December 31, 2015 increased $22,415 in comparison to the same period for 2014.  Residential properties acquired since January 1, 2014 contributed approximately $20,699 to the increase in total residential revenues in the year ended December 31, 2015. Rental income from residential properties owned for more than one year increased approximately $1,716 in comparison to the year ended December 31, 2014.  Residential revenues comprised 78.1% of total revenues for the year ended December 31, 2015 compared to 75.4% of total revenues for the year ended December 31, 2014.  The residential occupancy rates for the year ended December 31, 2015 decreased 0.4% primarily due to the number of new apartments available in the Midwest market in recent months and the onboarding of the four buildings of the Bismarck, North Dakota development project placed in service during 2014 and 2015..  The development project is a four building 156 unit multifamily apartment community. Building one, two, three and four were placed in service August 2014, October 2014, February 2015, and June 2015, respectively.

For the year ended December 31, 2015 total commercial revenues increased $3,831 in comparison to the same period for 2014.  Commercial properties acquired since January 1, 2014 contributed approximately $3,487 to the increase in total commercial revenues in the year ended December 31, 2015 with the Northland Plaza property only contributing revenues during the last four months of 2015.  Rental income from commercial properties owned for more than one year increased approximately $344 in comparison to the year-ended December 31, 2014 primarily due to scheduled step up in base rents, increased CAM income from two properties and settlement proceeds from a triple net tenant for repair and replacement of structural components at a retail property in Minnesota. Commercial revenues comprised 21.9% of the total revenues for the year ended December 31, 2015 compared to 24.6% of total revenues for the year ended December 31, 2014. The commercial occupancy rates for the year ended December 31, 2015 decreased 1.2% primarily due to tenant turnover at one office property in Duluth, Minnesota and one office property in Minot, North Dakota.

Expenses

Residential expenses from operations of $39,898 during the year ended December 31, 2015 increased $12,104 or 43.5% in comparison to the same period in 2014. This increase was primarily attributed to the increase in number of residential properties owned during the year ended December 31, 2015 versus the same period in 2014.   In addition, increased repair and maintenance expenses reflect the investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $4,809 during the year ended December 31, 2015 increased $1,790 or 59.3% in comparison to the same period in 2014.  The increase was primarily attributed to the office property acquired in Bloomington, Minnesota in August 2015, as well as increases in repairs and maintenance expenses to replace flooring in three properties and repairing parking lots at three properties.

Interest expense of $16,475 during the year ended December 31, 2015 increased $3,980 in comparison to the same period in 2014 due to increased levels of debt outstanding. Interest expense was approximately 17.0% and 17.6% of rental income for the years ended December 31, 2015 and 2014, respectively.

Depreciation and amortization expense increased 44.2% from $14,038 for the year ended December 31, 2014 to approximately $20,240 for the year ended December 31, 2015. The $6,202 increase was primarily a result of depreciation and amortization for the 9 properties added to our portfolio since December 31, 2014. Depreciation and amortization expense as a percentage of rental income for the years ended December 31, 2015 and 2014 was relatively consistent at 20.8% and 19.8%, respectively.

REIT administration expenses decreased from $6,824 for the year ended December 31, 2014 to $5,647 for the year ended December 31, 2015 due to a decrease in acquisition expenses related to less acquisition activity in comparison to the same period in 2014.

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

Residential NOI increased $10,311 or 40.1% for the year ended December 31, 2015 in comparison to the same twelve month period in 2014 due primarily to acquisition activity in the residential segment. Commercial NOI increased $2,041 or 14.2% for the year ended December 31, 2015 in comparison to the same twelve month period in 2014 due primarily attributed to the office property acquired in Bloomington, Minnesota in August 2015.

Net Income

Net income for the year ended December 31, 2015 was $11,384 compared to $9,303 for the year ended December 31, 2014.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the year ended December 31, 2015

We acquired nine properties and two parcels of land for a total of $82,586 during the year ended December 31, 2015. Total consideration for the acquisitions was the issuance of approximately $11,228 in limited partnership units of the operating partnership, new loans of $45,830, assumed loans of $719,  assumed liabilities of $1,329 and cash of $23,480.

During the year ended December 31, 2015,  the operating partnership sold 3.38 acres of development land in Fargo, North Dakota for approximately $1,424 and recognized a gain of $470.

Property Acquisitions and Dispositions during the year ended December 31, 2014

We acquired sixteen properties and one parcel of land for a total of $132,990 during the year ended December 31, 2014. Total consideration for the acquisitions was the issuance of approximately $17,461 in limited partnership units of the operating partnership, assumed loans of $2,636, assumed liabilities and deferred maintenance of $1,362, new loans of $67,477 and cash of $44,054.

During the year ended December 31, 2014, the operating partnership sold a 14,736 square foot office property in Norfolk, Nebraska for approximately $625 and recognized a gain of approximately $69.

See Notes 19 and 20 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the years ended December 31, 2015 and 2014.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the year ended December 31, 2015 and 2014, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Year ended December 31, 2015			Year ended December 31, 2014
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$4,286	7,223	$0.59	$2,579	5,507	$0.47

Add back:
Noncontrolling Interest - OPU	7,684	15,002		6,715	14,300
Depreciation & Amortization from continuing operations	20,240			14,038
Pro rata share of unconsolidated affiliate depreciation & amortization	482			485
Loss on impairment of property	412			—
Subtract:
(Gains) loss on land and depreciable asset sales	(470)			(69)
Funds from operations applicable to common shares and limited partnership units (FFO)	32,634	22,225	$1.47	23,748	19,807	$1.20
Add back:
Acquisition, and disposition expenses	2,323			4,201
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$34,957	22,225	$1.57	$27,949	19,807	$1.41

(1)	Please see Note 12 and Note 14 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Our principal demands for funds will be for the: (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends/distributions, (iv) payment of principal and interest on current and any future outstanding indebtedness, and (v) redemptions of our securities under our redemption plans. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and any repurchase requests to our shareholders and the unit holders of our operating partnership from cash flow from operations; however, we may use other sources to fund dividends/distributions and repurchases, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from cash flow from operations, net proceeds of share offerings and debt proceeds.

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

	Year Ended
	December 31,
	2015	2014
	(in thousands)
Net cash flows provided by operating activities	$28,315	$27,927
Net cash flows used in investing activities	$(25,766)	$(55,304)
Net cash flows provided by financing activities	$3,269	$14,171

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

Net cash provided by operating activities was $28,315 and $27,927 for the years ended December 31, 2015 and 2014, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the years ended December 31, 2015 and 2014 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $25,766 and $55,304 for the years ended December 31, 2015 and 2014, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the years ended December 31, 2015 and 2014, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $29,239 and $54,468, respectively, and the changes in restricted cash for replacement reserve escrows was $1,456 and $(1,367), respectively.  In addition, during the year ended December 31, 2014, we invested $674 in unconsolidated affiliates primarily used to acquire an office building site in Duluth, Minnesota.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash provided by financing activities was $3,269 and $14,171 for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015,  we paid approximately $15,935 in dividends and distributions, redeemed $2,548 of shares and units, received proceeds from new mortgage notes payable of approximately $36,385, made mortgage principal payments of approximately $27,160, made net payments of $16,420 on short-term notes, and received proceeds from issuance of common shares of $25,750. For the year ended December 31, 2014, we paid approximately $14,129 in dividends and distributions, redeemed $4,904 of shares and units, received proceeds from new mortgage notes payable of approximately $24,540 made mortgage principal payments of approximately $7,898, and received net proceeds of $16,420 on short-term notes.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2015 to December 31, 2015 totaling $6,885 or $0.9300 per share, including amounts reinvested through the dividend reinvestment plan.  During the year ended December 31, 2015, we paid cash dividends of $2,451 and dividends of $4,434 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $28,315 from our cash flows from operations and $152 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2014 to December 31, 2014 totaling $4,948 or $0.9000 per share, including amounts reinvested through the dividend reinvestment plan.  During the year ended December 31, 2014, we paid cash dividends of $1,598 and dividends of $3,350 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $27,927 from our cash flows from operations and $274 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Year Ended
	December 31,
	2015	2014
	(in thousands)
Cash flows provided by operations (includes net income of $11,384 and $9,303, respectively)	$28,315	$27,927
Distributions from unconsolidated affiliates	152	274
Gain on sales of properties	470	69
Dividends declared	(6,885)	(4,948)
Excess (Deficit)	$22,052	$23,322

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2015, we declared and paid distributions of $13,976 to holders of limited partnership units in our operating partnership. Distributions were paid at a rate of $0.9300 per unit, which is equal to the per share distribution rate paid to the common shareholders. As of December 31, 2015, the limited partnership declared distributions of $3,557 which represented distributions for the quarter ended December 31, 2015, and we paid such amount on January 15, 2016.

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

Sources of Dividends

For the year ended December 31, 2015, we paid aggregate dividends of $6,885, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $32,634 while our modified funds from operations, or MFFO, for the year ended December 31, 2015 was $34,957; therefore our management believes our distribution policy is sustainable over time. For the year ended December 31, 2014, we paid aggregate dividends of $4,948 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $23,748 while our MFFO, as of the year ended December 31, 2014 was $27,949. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At December 31, 2015, our cash resources consisted of cash and cash equivalents totaling approximately $6,461. Our cash reserves can be used for working capital needs and other commitments.  In addition, we had unencumbered properties with a gross book value of $11,192, which could potentially be used as collateral to secure additional financing in future periods.

At December 31, 2015, there was no balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements.  See Note 8 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the year ended December 31, 2015, we issued 1,677,000 common shares in a private placement to accredited investors pursuant to Rule 506 of Regulation D and raised gross proceeds of $25,750.  During the year ended December 31, 2015, we issued 284,000 and 116,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively and raised gross proceeds of $5,943.  During the year ended December 31, 2014, we did not sell any common shares in private placements. During the year ended December 31, 2014, we issued 231,000 and 128,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively and raised gross proceeds of $5,130.

During the year ended December 31, 2015, we issued limited partnership units valued at approximately $11,228 in connection with the acquisition of nine properties.

During the year ended December 31, 2014, we issued limited partnership units valued at approximately $17,461 in connection with the acquisitions of sixteen properties.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

The following disclosure pertains to accounting policies and estimates we believe are most “critical” to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Acquisition of Investment Properties

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

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between: (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases.

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

Impairment of Long-Lived Assets

Our investment properties are reviewed for potential impairment at the end of each reporting period whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, we separately determine whether impairment indicators exist for each property.

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

If the presence of one or more impairment indicators as described above is identified at the end of the reporting period or throughout the year with respect to an investment property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows.  An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value.  When performing a test for recoverability or estimating the fair value of an impaired investment property, we make complex or subjective assumptions which include, but are not limited to:

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

To the extent impairment has occurred, we will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.

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

We derive over 95% of our revenues from tenant rents and other tenant-related activities. We lease multifamily units under operating leases with terms of one year or less. Rental income and other property revenues are recorded when due from tenants and recognized monthly as earned pursuant to the terms of the underlying leases.  Other property revenues consist primarily of laundry, application and other fees charged to tenants.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2015 and December 31, 2014 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2012.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Estimated Value of Units/Shares

The Board of Trustees has determined an estimate of fair value for the trust shares issued in 2015 and 2014.  In addition, the Board of Trustees, acting as general partner for the operating partnership, has determined an estimate of fair value for the limited partnership units issued in 2015 and 2014.  In determining this value, the Board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations.  The Board also relied on valuation methodologies that are commonly used in the real estate industry.  The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

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

There have been no material changes in our Significant Accounting Policies as disclosed in Note 2 to our financial statements for the year ended December 31, 2015 included elsewhere in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recent Developments

Common Share Dividends. On January 15, 2016, we paid a dividend or distribution of $0.2325 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2015. All future dividends remain subject to the discretion of our Board of Trustees.

Pursuant to the purchase agreement dated November 6, 2015, in January 2016, the operating partnership purchased a 19,595 square foot implement dealership in North Platte, Nebraska for approximately $1,769.  The purchase price was financed with cash.

In February 2016, the operating partnership purchased a 72 unit apartment and 8 unit townhome complex in Grand Forks, North Dakota for approximately $5,050.  The purchase price was financed with the issuance of limited partnership units and cash.

Pursuant to the purchase agreement dated December 28, 2015, in  February 2016, the operating partnership purchased a 25,817 square foot office building in White Bear Lake,  Minnesota for approximately $4,000.  The purchase price was financed with the issuance of limited partnership units and cash.

In March 2016, the operating partnership purchased a 20 unit apartment complex in Bismarck, North Dakota for approximately $1,550.  The purchase price was financed with the issuance of limited partnership units and cash.

In March 2016, the operating partnership purchased a 20 unit apartment complex in Bismarck, North Dakota for approximately $1,550.  The purchase price was financed with the issuance of limited partnership units and cash.

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

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining a comprehensive system of internal control over financial reporting to provide reasonable assurance of the proper authorization of transactions, the safeguarding of assets and the reliability of the financial records.  Our internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.  The system of internal control over financial reporting provides for appropriate division of responsibility and is documented by written policies and procedures that are communicated to employees.  The framework upon which management relied in evaluating the effectiveness of our internal control over financial reporting was set forth in Internal Controls – Integrated Framework (2013) published by the Committee of Sponsoring Organization of the Treadway Commission.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.  However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) will be incorporated by reference to our definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before April 29, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014

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

Dated: March 14, 2016

STERLING REAL ESTATE TRUST

By:	/s/ KENNETH P. REGAN
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH P. REGAN (Kenneth P. Regan)	Chief Executive Officer and Trustee (principal executive officer)	March 14, 2016

/s/ ANGIE D. STOCK (Angie D. Stock)	Chief Accounting Officer and Treasurer (principal financial officer)	March 14, 2016

/s/ BRUCE W. FURNESS (Bruce W. Furness)	Chairman of the Board of Trustees	March 14, 2016

/s/ CLIFFORD FEARING (Clifford Fearing)	Trustee	March 14, 2016

/s/ JAMES R. HANSEN (James R. Hansen)	Trustee	March 14, 2016

/s/ TIMOTHY HUNT (Timothy Hunt)	Trustee	March 14, 2016

/s/ TIMOTHY HAUGEN (Timothy Haugen)	Trustee	March 14, 2016

/s/ RICHARD SAVAGEAU (Richard Savageau)	Trustee	March 14, 2016

/s/ JAMES S. WIELAND (James S. Wieland)	Trustee	March 14, 2016

/s/ LANCE R. WOLF (Lance R. Wolf)	Trustee	March 14, 2016

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

DECEMBER 31, 2015 AND 2014

CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING NOTES

and

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Sterling Real Estate Trust

Fargo, ND

We have audited the accompanying consolidated balance sheets of Sterling Real Estate Trust as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years then ended.  Our audit also included the consolidated financial statement schedule listed in the accompanying index to the consolidated financial statements. These consolidated financial statements and schedule are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Real Estate Trust as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Baker Tilly Virchow Krause, LLP

Chicago, Illinois

March 14, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2015 and 2014

	December 31,	December 31,
	2015	2014
	(in thousands)
ASSETS
Real estate investments	$594,509	$532,263
Cash and cash equivalents	6,461	643
Restricted deposits and funded reserves	6,115	6,732
Investment in unconsolidated affiliates	9,022	9,081
Due from related party	60	109
Receivables	3,428	2,953
Prepaid expenses	844	1,581
Notes receivable	651	600
Financing and lease costs, less accumulated amortization of $3,536 in 2015 and $2,985 in 2014	4,621	3,761
Assets held for sale	1,721	—
Intangible assets, less accumulated amortization of $7,655 in 2015 and $4,866 in 2014	18,184	9,222
Other assets	140	76

Total Assets	$645,756	$567,021

LIABILITIES
Mortgage notes payable	$383,292	$324,886
Lines of credit	—	16,419
Special assessments payable	1,659	934
Dividends payable	5,319	4,554
Due to related party	440	2,500
Tenant security deposits payable	3,763	3,113
Investment certificates and subordinated debt	200	319
Unfavorable leases, less accumulated amortization of $803 in 2015 and $572 in 2014	2,253	806
Accounts payable - trade	819	1,486
Retainage payable	6	555
Liabilities related to assets held for sale	659	—
Fair value of interest rate swaps	219	272
Deferred insurance proceeds	69	72
Accrued expenses and other liabilities	6,631	5,471
Total Liabilities	405,329	361,387

COMMITMENTS and CONTINGENCIES - Note 18

SHAREHOLDERS' EQUITY
Noncontrolling interest
Operating partnership	154,810	150,594
Partially owned properties	4,537	—
Beneficial interest	81,299	55,312
Accumulated other comprehensive income (loss)	(219)	(272)
Total Shareholders' Equity	240,427	205,634

	$645,756	$567,021

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Year Ended
	December 31,
	2015	2014
	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$93,330	$68,706
Tenant reimbursements	3,852	2,230
	97,182	70,936
Expenses
Expenses from rental operations
Interest	16,475	12,495
Depreciation and amortization	20,240	14,038
Real estate taxes	7,852	5,320
Property management fees	9,617	6,511
Utilities	7,220	5,614
Repairs and maintenance	17,726	11,721
Insurance	2,292	1,647
Loss on lease terminations	—	58
Loss on impairment of property	412	—
	81,834	57,404
Administration of REIT
Administrative expenses	338	281
Advisory fees	2,401	1,855
Acquisition and disposition expenses	2,323	4,201
Trustee fees	51	56
Legal and accounting	534	431
	5,647	6,824
Total expenses	87,481	64,228
Income from operations	9,701	6,708
Other income (expense)
Equity in income of unconsolidated affiliates	957	1,086
Dividend and interest income	59	376
Gain on sale of real estate investments	470	69
Gain on involuntary conversion	197	398
Gain on disposal of marketable securities	—	666
	1,683	2,595
Net income	$11,384	$9,303

Net income attributable to noncontrolling interest
Operating Partnership	7,684	6,715
Partially owned properties	(586)	9
Net income attributable to Sterling Real Estate Trust	$4,286	$2,579

Net income per common share, basic and diluted	$0.59	$0.47

Comprehensive income:
Net income	$11,384	$9,303
Other comprehensive income - change in fair value of interest rate swaps	53	37
Comprehensive income	11,437	9,340
Comprehensive income attributable to noncontrolling interest - Operating Partnership	7,134	6,750
Comprehensive income attributable to Sterling Real Estate Trust	$4,303	$2,590

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total
	(in thousands)
BALANCE AT DECEMBER 31, 2013	5,454	$68,051	$(12,075)	$55,976	$141,539	$—	$(309)	$197,206
Shares issued under trustee compensation plan	2	23		23				23
Contribution of assets in exchange for the issuance of noncontrolling interest shares					17,461	—		17,461
Shares/units redeemed	(238)	(3,338)		(3,338)	(1,566)	—		(4,904)
Dividends declared			(4,948)	(4,948)	(12,954)	—		(17,902)
Dividends reinvested - stock dividend	231	3,238		3,238				3,238
Issuance of shares under optional purchase plan	128	1,892		1,892				1,892
UPREIT units converted to REIT common shares	47	700		700	(700)	—		—
Purchase of subsidiary ownership from noncontrolling interest		(810)		(810)	101	—		(709)
Change in fair value of interest rate swaps							37	37
Distributions paid to consolidated real estate entity noncontrolling interests					(11)	—		(11)
Net income			2,579	2,579	6,724	—		9,303
BALANCE AT DECEMBER 31, 2014	5,624	$69,756	$(14,444)	$55,312	$150,594	$—	$(272)	$205,634
Issuance of common shares	1,677	25,750		25,750				25,750
Shares issued pursuant to trustee compensation plan	4	56		56				56
Contribution of assets in exchange for the issuance of noncontrolling interest shares					11,228	—		11,228
Shares/units redeemed	(132)	(1,915)		(1,915)	(633)	—		(2,548)
Dividends declared			(6,885)	(6,885)	(13,976)	—		(20,861)
Dividends reinvested - stock dividend	284	4,160		4,160				4,160
Issuance of shares under optional purchase plan	116	1,783		1,783				1,783
UPREIT units converted to REIT common shares	6	87		87	(87)	—		—
Syndication costs			(1,335)	(1,335)	—	—		(1,335)
Change in fair value of interest rate swaps							53	53
Contributions from consolidated real estate entity noncontrolling interests						5,123		5,123
Net income			4,286	4,286	7,684	(586)		11,384
BALANCE AT DECEMBER 31, 2015	7,579	$99,677	$(18,378)	$81,299	$154,810	$4,537	$(219)	$240,427

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	Year Ended
	December 31,
	2015	2014
	(in thousands)
OPERATING ACTIVITIES
Net income	$11,384	$9,303
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate	(470)	(69)
Loss on extinguishment of debt	—	18
Net gain on investment in marketable securities	—	(666)
Gain on involuntary conversion	(197)	(398)
Loss on impairment of property	412	—
Loss on lease terminations	—	58
Equity in income of unconsolidated affiliates	(957)	(1,086)
Distributions of earnings of unconsolidated affiliates	900	1,086
Depreciation	16,466	12,116
Amortization	3,742	1,897
Effects on operating cash flows due to changes in
Restricted deposits - tenant security deposits	(1,169)	(304)
Restricted deposits - real estate tax and insurance escrows	330	523
Due from related party	49	(45)
Receivables	(475)	199
Prepaid expenses	737	(372)
Marketable securities	—	666
Other assets	(64)	23
Due to related party	(2,037)	2,229
Tenant security deposits payable	159	244
Accounts payable - trade	(815)	439
Accrued expenses and other liabilities	320	2,066
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,315	27,927
INVESTING ACTIVITIES
Purchase of real estate investment properties	(23,480)	(43,932)
Capital expenditures and tenant improvements	(5,759)	(10,536)
Proceeds from sale of real estate investments	1,424	625
Proceeds from involuntary conversion	529	906
Investment in unconsolidated affiliates	(37)	(674)
Distributions in excess of earnings received from unconsolidated affiliates	152	274
Restricted deposits - replacement reserve escrows	1,456	(1,367)
Notes receivable issued	(51)	(600)
NET CASH USED IN INVESTING ACTIVITIES	(25,766)	(55,304)
FINANCING ACTIVITIES
Payments for financing and lease costs	(1,938)	(1,668)
Payments on investment certificates	(319)	(64)
Reinvested proceeds from investment certificates	—	17
Principal payments on special assessments payable	(117)	(35)
Proceeds from issuance of mortgage notes payable and subordinated debt	36,385	24,540
Principal payments on mortgage notes payable	(27,160)	(7,898)
Advances on lines of credit	16,305	29,630
Payments on lines of credit	(32,725)	(13,210)
Proceeds from contributions received from noncontrolling interest - partially owned properties	5,123	—
Proceeds from issuance of common shares	25,750	—
Proceeds from issuance of shares under optional purchase plan	1,783	1,892
Shares/units redeemed	(2,548)	(4,904)
Dividends/distributions paid	(15,935)	(14,129)
Payment of syndication costs	(1,335)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,269	14,171
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,818	(13,206)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	643	13,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,461	$643

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014 (Continued)

	Year Ended
	December 31,
	2015	2014
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$16,249	$12,395

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$4,160	$3,238
Dividends declared and not paid	1,762	1,264
UPREIT distributions declared and not paid	3,557	3,290
UPREIT units converted to REIT common shares	87	700
Stock issued pursuant to trustee compensation plan	56	23
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	11,228	16,771
Contributed assets in real estate venture	—	1,316
Purchase of subsidiary ownership from noncontrolling interest in exchange for the issuance of noncontrolling interest units in UPREIT	—	810
Increase in land improvements due to increase in special assessments payable	850	172
Unrealized gain (loss) on interest rate swaps	53	(37)
Acquisition of assets with new financing	45,830	67,813
Acquisition of assets through assumption of debt and liabilities	2,051	2,636
Capitalized interest related to construction in progress	71	224
Construction in progress with new financing	3,424	—
Acquisition of assets with accounts payable	213	1,066

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Note 1 - Organization

Sterling Real Estate Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of December 31, 2015 and 2014, Sterling owned approximately 33.12% and 27.77%, respectively, of the operating partnership.

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

Additionally, we evaluate the need to consolidate affiliates based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”).  In determining whether we have a requirement to consolidate the accounts of an entity, management considers factors such as our ownership interest, our authority to make decisions and contractual and substantive participating rights of the limited partners and shareholders, as well as whether the entity is a variable interest entity (“VIE”) for which we have both: a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE.

Principal Business Activity

Sterling currently owns directly and indirectly, 146 properties.  The Trust’s 97 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 49 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 68.0% residential and 32.0% commercial (based on cost) and total $594,509 in real

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

estate investments at December 31, 2015.   Effective January 1, 2016, our focus will be limited to  multifamily apartment properties.  We currently have no plans with respect to our non-multifamily apartment properties.

Residential Property	Location	No. of Properties	Units
	North Dakota	78	5,013
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		97	8,520

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	21	832,908
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	14	657,273
	Mississippi	1	14,820
	Texas	1	7,296
	Wisconsin	6	74,916
		49	1,688,802

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

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

The value allocable to the above or below market component of an acquired in-place lease is determined based upon the present value (using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term, and (ii) management’s estimate of rents that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above or below market leases are included in lease intangibles, net, in the accompanying balance sheets and are amortized on a straight-line basis as an increase or reduction of rental income over the remaining non-cancelable term of the respective leases.

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

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Furniture, fixtures and equipment	5-9 years

Depreciation expense for the years ended December 31, 2015 and 2014 totaled $16,466 and $12,116, respectively.

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

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, management recorded  a loss on impairment of property of $412 during the year ended December 31, 2015.  There was no impairment losses during the year ended December 31, 2014.

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

The results of operations of a component of an entity that either has been disposed of or is classified as held-for-sale under the requirements of ASC 360, shall be reported in discontinued operations in accordance with ASC 205, Presentation of Financial Statements (“ASC 205”) if the following condition is met:

•	represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

There was one property classified as held for sale at December 31, 2015, and no properties classified as held for sale at December 31, 2014.     See Note  19.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2015 and 2014.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of December 31, 2015, we assessed one of our liability liability company arrangements as a variable interest entity where we were not the primary beneficiary.  In addition, four of our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of December 31, 2015 and 2014, the unconsolidated affiliates held total assets of $32,296 and $32,459 and mortgage notes payable of $20,421 and $20,803, respectively.

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multifamily apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2015 and 2014 of $2,259 and $2,323, respectively. We owed $909 and $935 of our respective share of the mortgage loan balance as of December 31, 2015 and 2014, respectively.  The Company is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at December 31, 2015 and 2014 of $11,079 and $11,260, respectively. We owed $5,540 and $5,630 for our respective share of the mortgage loan balance as of December 31, 2015 and 2014, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2015 and 2014 of $7,083 and $7,221, respectively. We owed $4,722 and $4,814 for our respective share of the mortgage loan balance on December 31, 2015 and 2014, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns an 82.50% interest as a tenant in common in a 61 unit residential, multifamily apartment complex in Fargo, North Dakota. The property was unencumbered at December 31, 2015 and 2014, respectively.

The operating partnership is a 99% owner of Michigan Street Transit Center, LLC (“Transit Center”) through 100% ownership in a limited liability company. The operating partnership has contributed approximately $644 in cash and $1,316 in property contributions to the Transit Center in May and June 2014, respectively. As of December 31, 2015, the property owned by the Transit Center consisted of land previously occupied by a building and parking ramp in Duluth, Minnesota which were both demolished during 2014.  The property was unencumbered at December 31, 2015 and 2014,  respectively.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of December 31, 2015 and 2014, management determined no allowance was necessary for uncollectible receivables.

Financing and Lease Costs

Financing costs have been capitalized and are being amortized over the life of the financing using the effective interest method. Unamortized financing costs are written off when debt is retired before the maturity date and included in amortization expense at that time. Lease costs incurred in connection with new leases have been capitalized and are being amortized over the life of the lease using the straight-line method.

Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases, tenant relationships and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at December 31, 2015 and 2014.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Noncontrolling Interest

A noncontrolling interest in a subsidiary (minority interest) is in most cases an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  In addition, consolidated net income is required to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and the amount of consolidated net income attributable to the parent and the noncontrolling interest are required to be disclosed on the face of the consolidated statements of operations and comprehensive income.

Operating Partnership: Interests in the operating partnership held by limited partners are represented by operating partnership units.  The operating partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the operating partnership agreement.

Partially Owned Properties: The Company reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Company that are not wholly owned by the Company.  The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interest in partially owned properties in the consolidated statement of operations and comprehensive income.

Syndication Costs

Syndication costs consist of costs paid to attorneys, accountants, and selling agents, related to the raising of capital. Syndication costs are recorded as a reduction to beneficial and noncontrolling interest.

Federal Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code, as amended. A REIT calculates taxable income similar to other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. REIT shareholders are taxed on REIT distributions of ordinary income in the same manner as they are taxed on other corporate distributions. A summary of the tax characterization of the dividends paid to shareholders of the Company’s common stock for the years ended December 31, 2015 and 2014 follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%
	2015	2015	2014	2014
Tax status
Ordinary income	$0.8671	93.24%	$0.6649	73.88%
Capital Gain	0.0098	1.05%	0.0281	3.12%
Return of capital	0.0531	5.71%	0.2070	23.00%
	$0.9300	100.00%	$0.9000	100.00%

We intend to continue to qualify as a REIT and, provided we maintain such status, will not be taxed on the portion of the income that is distributed to shareholders. In addition, we intend to distribute all of our taxable income; therefore, no provisions or liabilities for income taxes have been recorded in the financial statements.

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

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

704(b) and 704(c). UPREIT status allows non-recognition of gain by an owner of appreciated real estate if that owner contributes the real estate to a partnership in exchange for a partnership interest. The conversion of a partnership interest to shares of beneficial interest in the REIT will be a taxable event to the limited partner.

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2015 and 2014 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2012.

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

We derive over 95% of our revenues from tenant rents and other tenant-related activities. We lease multifamily units under operating leases with terms of one year or less. Rental income and other property revenues are recorded when due from tenants and recognized monthly as earned pursuant to the terms of the underlying leases.  Other property revenues consist primarily of laundry, application and other fees charged to tenants.

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $325 and $186 for the years ended December 31, 2015 and 2014, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of December 31, 2015 and 2014 was $2,863 and $2,538, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of December 31, 2015 and 2014, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the years ended December 31, 2015 and 2014, Sterling’s denominators for the basic and diluted earnings per common share were approximately 7,223,000 and 5,507,000, respectively.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”).  In accordance with ASU 2014-08, a discontinued operation represents: (i) a component of an entity or group of components that has been disposed of or is classified as held

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

for sale in a single transaction and represents a strategic shift that has or will have a major effect on an entity’s financial results, or (ii) an acquired business that is classified as held for sale on the date of acquisition. A strategic shift could include a disposal of: (i) a separate major line of business, (ii) a separate major geographic area of operations, (iii) a major equity method investment, or (iv) other major parts of an entity. The standard requires prospective application and will be effective for interim and annual periods beginning on or after December 15, 2014 with early adoption permitted. The standard is not applied to components of an entity that were sold or classified as held for sale prior to the adoption of the standard.

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

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange. Additionally, lease contracts are specifically excluded form ASU 2014-09. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017.  Early adoption is permitted beginning on the original effective date of periods beginning after December 15, 2016. Upon adoption, ASU 2014-09 allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have not yet determined the effect ASU 2014-09 will have on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03 “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The objective of ASU 2015-03 is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Early adoption is permitted. The adoption of the standard will result in the reclassification of unamortized debt issuance

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

costs related to the Company’s mortgage notes payable from assets, net to reductions in mortgage notes payable within its consolidated balance sheets as of December 31, 2015 and 2014. Other than this reclassification, the adoption of the standard will not have an impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period, including the cumulative effect of changes in depreciation, amortization, or other income effects, in the reporting period in which the adjustment amounts are determined. Previously, acquirers were required to recognize these adjustments retrospectively. The standard is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The standard will be applied on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The guidance requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 3 – segment reporting

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multifamily properties. Our commercial properties include retail, office, industrial, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and certain general and administrative expenses.  The accounting policies of each segment are consistent with those described in Note 2 of this report.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended December 31, 2015 and 2014, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Year ended December 31, 2015	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$75,914	$21,268	$97,182
Expenses from rental operations	39,898	4,809	44,707
Net operating income	$36,016	$16,459	$52,475
Interest			16,475
Depreciation and amortization			20,240
Administration of REIT			5,647
Loss on impairment of property			412
Other (income)/expense			(1,683)
Net income			$11,384

Year ended December 31, 2014	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$53,499	$17,437	$70,936
Expenses from rental operations	27,794	3,019	30,813
Net operating income	$25,705	$14,418	$40,123
Interest			12,495
Depreciation and amortization			14,038
Administration of REIT			6,824
Loss on lease termination			58
Other (income)/expense			(2,595)
Net income			$9,303

Segment Assets and Accumulated Depreciation

As of December 31, 2015	Residential	Commercial	Total
	(in thousands)
Real estate investments	$472,129	$197,355	$669,484
Accumulated depreciation	(50,668)	(24,307)	(74,975)
	$421,461	$173,048	594,509
Cash and cash equivalents			6,461
Restricted deposits and funded reserves			6,115
Investment in unconsolidated affiliates			9,022
Receivables and other assets			5,123
Financing and lease costs, less accumulated amortization			4,621
Assets held for sale			1,721
Intangible assets, less accumulated amortization			18,184
Total Assets			$645,756

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2014	Residential	Commercial	Total
	(in thousands)
Real estate investments	$438,609	$152,527	$591,136
Accumulated depreciation	(38,729)	(20,144)	(58,873)
	$399,880	$132,383	532,263
Cash and cash equivalents			643
Restricted deposits and funded reserves			6,732
Investment in unconsolidated affiliates			9,081
Receivables and other assets			5,319
Financing and lease costs, less accumulated amortization			3,761
Intangible assets, less accumulated amortization			9,222
Total Assets			$567,021

note 4 – real estate investments

As of December 31, 2015	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$63,605	$35,631	$99,236
Building and improvements	384,308	160,225	544,533
Furniture, fixtures and equipment	23,744	1,499	25,243
Construction in progress	472	—	472
	472,129	197,355	669,484
Less accumulated depreciation	(50,668)	(24,307)	(74,975)
	$421,461	$173,048	$594,509

As of December 31, 2014	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$59,267	$28,285	$87,552
Building and improvements	353,750	122,776	476,526
Furniture, fixtures and equipment	21,423	1,466	22,889
Construction in progress	4,169	—	4,169
	438,609	152,527	591,136
Less accumulated depreciation	(38,729)	(20,144)	(58,873)
	$399,880	$132,383	$532,263

Construction in progress as of December 31, 2015 consists of planning costs associated with phase II and III of a multifamily apartment community under construction in Bismarck, North Dakota.  Phase II of the project consists of a clubhouse and six 6-plex two-story townhomes and phase III consists of up to six 4-story apartment buildings with underground parking.  Site work has commenced on the clubhouse and one townhome building of Phase II and Phase III of the development is still in the planning stages and construction has not yet commenced.  Phase II of the project is estimated to cost $8,033 and is expected to be substantially completed in third quarter 2017. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for Phase II.

Construction in progress as of December 31, 2014 consisted of costs associated with the development of a new, four building 156 unit multifamily apartment community (phase I) constructed in Bismarck, North Dakota.  The project was substantially completed in June 2015.  The total project construction costs capitalized were $14,237. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for the project. See Note 16 for additional information.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

NOTE 5 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	2015	2014
	(in thousands)
Tenant security deposits	$3,738	$2,569
Real estate tax and insurance escrows	1,677	2,007
Replacement reserves	700	2,156
	$6,115	$6,732

Tenant Security Deposits

We have set aside funds to repay tenant security deposits upon tenant move-out.

Real Estate Tax and Insurance Escrows

Pursuant to the terms of certain mortgages, we have established and maintain real estate tax escrows and insurance escrows to pay real estate taxes and insurance. We are required to contribute to the account monthly an amount equal to 1/12 of the estimated real estate taxes and insurance premiums.

Replacement Reserves

Pursuant to the terms of certain mortgages, we have established and maintain several replacement reserve accounts. We make monthly deposits into the replacement reserve accounts to be used for repairs and replacements on the property. Certain replacement reserve accounts require authorization from the mortgage company for withdrawals.

NOTE 6 – NOTES RECEIVABLE

Notes receivable primarily consisted of a $600 note to an unaffiliated party to provide working capital and for improvements on a residential property bearing interest at a rate of 6.5% and is personally guaranteed by the owner.  Accrued interest is due monthly beginning in October 2014 until the note is paid in full.  The principal plus accrued interest will be due and payable on the earlier of: 1) within ninety days of the lender’s demand, which demand may be made at any time after June 1, 2015, or 2) August 31, 2016.

NOTE 7 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of December 31, 2015	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$22,722	$(6,974)	$15,748
Above-market leases	3,117	(681)	2,436
	$25,839	$(7,655)	$18,184
Intangible Liabilities
Below-market leases	$(3,056)	$803	$(2,253)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

	Lease	Accumulated	Lease
As of December 31, 2014	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$11,622	$(4,385)	$7,237
Above-market leases	2,466	(481)	1,985
	$14,088	$(4,866)	$9,222
Intangible Liabilities
Below-market leases	$(1,378)	$572	$(806)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2016	$3,463	$324
2017	2,501	285
2018	2,222	276
2019	1,908	266
2020	1,435	209
Thereafter	6,655	893
	$18,184	$2,253

The weighted average amortization period for the intangible assets (in-place leases, above-market leases) and intangible liabilities (below-market leases) acquired as of December 31, 2015 was 4.9 years.

NOTE 8 – LINES OF CREDIT

We have a $27,000 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; and a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; Edina, Minnesota; St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 2016; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell State Bank & Trust, which expires December 2016.   At December 31, 2015, there was no balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements. Certain of the variable lines of credit have limits on availability based on collateral specific critieria.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition the Company was out of compliance with Bremer’s post distribution debt service coverage ratio requirement on a consolidated basis on secured line of credit as of December 31, 2014. A waiver was received from the lender.  As of December 31, 2015, four residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  A waiver was received from the lender.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

NOTE 9 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	December 31,	December 31,
	2015	2014
	(in thousands)
Fixed rate mortgage notes payable (a)	$383,292	$318,554
Variable rate construction loan (b)	-	6,332
Mortgage notes payable	$383,292	$324,886

(a)	Includes $3,158 and $3,254 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2015 and 2014, respectively.
(b)	The variable rate construction loan bears interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 2.50%.

Mortgage loan payables, net were $383,292 and $324,886 as of December 31, 2015 and 2014, respectively. As of December 31, 2015, we had 108 fixed rate and no variable rate mortgage loans with effective interest rates ranging from 2.57% to 7.65% per annum and a weighted average effective interest rate of 4.53% per annum.

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

The majority of the Company’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs.  Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with the lender.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As a result of the December 19, 2014 suburban Minneapolis, Minnesota portfolio acquisition, as of December 31, 2014 the Company was out of compliance with the lender’s post distribution debt service coverage ratio requirement on a consolidated basis.  In addition, two loans on residential properties were out of compliance at year-end due to unit renovation repair and maintenance costs.  One loan is secured by a property located in Fargo, North Dakota with an outstanding balance of $295 and the other loan is secured by properties located in Fargo, North Dakota with an outstanding balance of $3,446 at December 31, 2014.  The loans were out of compliance with the lender’s debt service coverage ratio requirement as of December 31, 2014. Waivers were received from the lenders. As of December 31, 2015,  three loans on residential properties and two loans on commercial properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Bismarck, North Dakota with a total outstanding balance of $9,650 at December 31, 2015. Waivers have been received from the lenders.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2016	$17,400
2017	35,784
2018	16,328
2019	23,618
2020	26,232
Thereafter	263,930
Total payments	$383,292

NOTE 10 – HEDGING ACTIVITIES

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

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of December 31, 2015 and 2014, we have recorded a liability and accumulated other comprehensive loss of $219 and $272, respectively.

NOTE 11 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2015		December 31, 2014
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable	$383,292	$394,782	$324,886	$336,646
Fair value of interest rate swaps	$219	$219	$272	$272

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

DECEMBER 31, 2015 AND 2014

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2015
Fair value of interest rate swaps	$—	$219	$—	$219
December 31, 2014
Fair value of interest rate swaps	$—	$272	$—	$272

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 10.

Nonrecurring Fair Value Measurements

As discussed in Note 2, the Company recorded an impairment charge during the year ended December 31, 2015 to write the carrying value down to estimated fair value for certain investment properties after determining their carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for such assets.  Estimated fair value is determined by the Company utilizing the discounted cash flow models, third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price from an executed sales agreement.  Capitalization and

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

discount rates utilized within discounted cash flows models are based upon observable rates that the Company believes to be within a reasonable range of current market rates for the property.

Investment properties measured at fair value on a nonrecurring basis at December 31, 2015 and 2014, respectively, aggregated by the level within the fair value hierarchy in which those measurements fall are as follows:

					Provision for
					Impairment of
					Investment
	Level 1	Level 2	Level 3	Total	Properties
	(in thousands)
December 31, 2015
Real estate investments (a)	$—	$—	$1,087	$1,087	$412
December 31, 2014
Real estate investments	$—	$—	$—	$—	$—

(a)	Includes an impairment charge recorded on certain investment properties during the year ended December 31, 2015, based upon a discounted cash flow model.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2015
Mortgage notes payable	$—	$—	$394,782	$394,782
December 31, 2014
Mortgage notes payable	$—	$—	$336,646	$336,646

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.97% to 4.05% and from 3.94% to 4.41% at December 31, 2015 and 2014, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of  December 31, 2015.  The Company’s mortgage notes payable are further described in Note 9.

NOTE 12 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2015 and 2014, outstanding limited partnership units totaled 15,300,000 and 14,621,000 respectively. As of December 31, 2015 and 2014, the operating partnership declared distributions of $3,557 and $3,290 respectively, to limited partners paid in January 2016 and 2015, respectively.  Distributions per unit were $0.9300 and $0.9000 during the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, Sterling exchanged 6,000 common shares for 6,000 limited partnership units held by limited partners, pursuant to redemption requests.  The aggregate value of these transactions was $87.  During the

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

year ended December 31, 2014, Sterling exchanged 47,000 common shares for 47,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $700.

At the sole and absolute discretion of the limited partnership, and so long as a Redemption Plan exists, Limited Partners may request the operating partnership redeem their limited partnership units.  The operating partnership may choose to offer the Limited Partner: (i) cash for the redemption or, at the request of the Limited Partner, (2) offer shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share (the “Exchange Request”).  The Exchange Request shall be exercised pursuant to a Notice of Exchange.  If the issuance of Sterling common shares pursuant to an Exchange Request will cause the shareholder to exceed the ownership limitations, among other reasons, payment will be made to the Limited Partner in cash.  No Limited Partner may exercise an Exchange Request more than twice during any calendar year, and Exchange Requests may not be made for less than 1,000 limited partnership units.  If a Limited Partner owns less than 1,000 limited partnership units, all of the limited partnership units held by the Limited Partner must be exchanged pursuant to the Exchange Request.

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

During the years ended December 31, 2015 and 2014, the Company redeemed 132,000 and 238,000 common shares valued at $1,915 and $3,338, respectively.  In addition, during the years ended December 31, 2015 and 2014, the Company redeemed 44,000 and 112,000 units valued at $633 and $1,566, respectively.

NOTE 14 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of December 31, 2015 and 2014, there were 7,579,000 and 5,624,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.9300 per share and $0.9000 per share for the years ended December 31, 2015 and 2014, respectively.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $5 per fiscal quarter without our prior approval. The purchase price per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $15.50 and $15.00 at December 31, 2015 and 2014, respectively. See discussion of determination of estimated value in Note 20.

Therefore, the purchase price per common share for dividend reinvestments was $14.725 and $14.25 and for additional optional cash purchases was $15.50 and $15.00 at December 31, 2015 and 2014, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the year ended December 31, 2015,  284,000 shares were issued pursuant to dividend reinvestments and 116,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the year ended December 31, 2014,  231,000 shares were issued pursuant to dividend reinvestments and 128,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 16 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the years ended December 31, 2015 and 2014, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the years ended December 31, 2015 and 2014, we paid management fees of $9,304 and $6,439, respectively, to GOLDMARK Property Management.

Board of Trustee Fees

We incurred Trustee fees of $51 and $56 during the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, and 2014 we owed our Trustees $27 and $32 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.  In March 2014, our Board revised the Trustee Compensation Plan effective January 1, 2014.

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

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

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

TC = Total Project Cost

Management Fees

During the years ended December 31, 2015 and 2014, we incurred advisory management fees of $2,401 and $1,855 with Sterling Management, LLC, our Advisor. As of December 31, 2015 and 2014, we owed our Advisor $214 and $342, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Acquisition Fees

During the years ended December 31, 2015 and 2014, we incurred acquisition fees of $1,128 and $2,628, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of December 31, 2015.  As of December 31, 2014, we owed our Advisor $1,875 for unpaid acquisition fees.

Financing Fees

During the years ended December 31, 2015 and 2014, we incurred financing fees of $270 and $269 with our Advisor for loan financing and refinancing activities. As of December 31, 2015 and 2014, we owed our Advisor $23 and $214 for unpaid financing fees, respectively.

Disposition Fees

During the years ended December 31, 2015 and 2014, we incurred disposition fees of $36 and $16 with our Advisor.  See Note 19. There were no disposition fees owed to our Advisor as of December 31, 2015 and 2014, respectively.

Development Fees

During the years ended December 31, 2015 and 2014, we incurred $336 and $358 in development fees with our Advisor. As of December 31, 2015 and 2014, we owed our Advisor $69 and $36 for unpaid development fees as part of a 10% hold back, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the year ended December 31, 2015, we issued directly or indirectly, 242,000 operating partnership (OP) units to entities affiliated with Messrs. Regan, Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $3,754.

During the year ended December 31, 2014, we issued directly or indirectly, 644,000 operating partnership (OP) units to entities affiliated with Messrs. Regan, Wieland, Furness, three of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $9,118.

Commissions

During the years ended December 31, 2015 and 2014, we incurred real estate commissions of $1,033 and $1,408, respectively, owed to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of December 31, 2015.  As of December 31, 2014, we owed commissions of $750.

During the year ended December 31, 2015, we incurred brokerage fees of $931 to a broker-dealer benefiting Dale Lian, a shareholder of Sterling and a member of our Advisor.  Brokerage fees were based on 7% of the purchase price of Sterling common shares sold.  There were no outstanding brokerage fees owed to Dale Lian or entities benefiting Dale Lian as of December 31, 2015.  We did not incur any brokerage fees to Dale Lian or entities benefiting Dale Lian in 2014.

During the year ended December 31, 2015, we incurred brokerage fees of $348 to a broker-dealer benefiting James Echtenkamp, a shareholder of Sterling and a member of our Advisor.  Brokerage fees were based on 7% of the purchase price of Sterling common shares sold.  There were no outstanding brokerage fees owed to James Echtenkamp or entities benefiting James Echtenkamp as of December 31, 2015. We did not incur any brokerage fees to James Echtenkamp or entities benefiting James Echtenkamp in 2014.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Rental Income

During the years ended December 31, 2015 and 2014, we received rental income of $215 and $179, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the years ended December 31, 2015 and 2014, we received rental income of $51 and $50, respectively, under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.

During the years ended December 31, 2015 and 2014, we received rental income of $43 and $42, respectively, under operating lease agreements with our Advisor.

Construction Costs

As of December 31, 2015,  since the project’s inception, we incurred costs related to the construction of a 156 unit apartment community (Phase I) in Bismarck, North Dakota of $14,147 to GOLDMARK Development.  There was no retainage owed to GOLDMARK Development as of December 31, 2015.  As of December 31, 2014, we owed GOLDMARK Development $555 for retainage.  In addition, there were no unpaid construction fees owed to GOLDMARK Development as of December 31, 2015. As of December 31, 2014 we owed GOLDMARK Development $477 for unpaid construction fees.

As of December 31, 2015, we incurred costs of $117 related to the construction of Phase II of the Bismarck, North Dakota development project which consists of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development.  As of December 31, 2015, we owed GOLDMARK Development $107 for construction fees and $6 for retainage.

NOTE 17 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $75,914 and $53,499 for the years ended December 31, 2015 and 2014, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the years ended December 31, 2015 and 2014, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $3,852 and $2,230, respectively, totaled $21,268 and $17,437, respectively.

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2015 are as follows:

Years ending December 31,	Amount
(in thousands)
2016	$18,818
2017	17,961
2018	16,695
2019	16,004
2020	15,012
Thereafter	69,741
$154,231

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

NOTE 19 – DISPOSITIONS

During the year ended December 31, 2015, the operating partnership sold 3.38 acres of development land in Fargo, North Dakota for approximately $1,424 and recognized a gain of $470.

During the year ended December 31, 2014 the operating partnership sold a 14,736 square foot office property in Norfolk, Nebraska for approximately $625 and recognized a gain of approximately $69.

During December 2015, the Company received a notice from a tenant to exercise a purchase option for a medical property located in Eau Claire, Wisconsin.  This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to December 31, 2015, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property are separately classified as held for sale in the consolidated balance sheets as of December 31, 2015.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

The following table presents the assets and liabilities associated with the investment properties held for sale:

	December 31,	December 31,
	2015	2014

	(in thousands)
ASSETS
Real estate investments	$1,716	$—
Receivables	5	—

Total Assets	$1,721	$—

LIABILITIES
Mortgage notes payable	$655	$—
Accrued expenses and other liabilities	4	—

Total Liabilities	$659	$—

NOTE 20 – BUSINESS COMBINATIONS AND ACQUISITIONS

The Company closed on the following acquisitions during the year ended December 31, 2015:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/13/15	Valley Homes Duplexes	Grand Forks, ND	Duplex complex	24 units	$2,148	$2,148
1/28/15	Titan Machinery	Bismarck, ND	Implement dealership	22,293 sq. ft.	3,416	3,416
2/3/15	Quail Creek	Springfield, MO	Apartment complex	164 units	10,900	10,900
5/13/15	Parkview Arms	Bismarck, ND	Apartment complex	62 units	4,464	4,464
6/16/15	Development land	Mankato, MN	Land	1.13 acres	263	263
7/20/15	Development land	Fargo, ND	Land	1.95 acres	500	500
8/4/15	Huntington	Fargo, ND	Apartment complex	10 units	420	420
8/4/15	Summerfield	Fargo, ND	Apartment complex	18 units	774	774
8/13/15	Northland Plaza	Bloomington, MN	Office building	296,967 sq. ft.	52,500	36,750
9/1/15	Columbine Apartments	Grand Forks, ND	Apartment complex	12 units	629	629
10/1/15	Summit Point	Fargo, ND	Apartment complex	87 units	6,572	6,572

					$82,586	$66,836

Total consideration given for acquisitions through December 31, 2015 was completed through issuing approximately 729,000 limited partnership units of the operating partnership valued at $15.00 and $15.50 per unit for an aggregate consideration of approximately $11,228, new loans of $45,830, assumed loans of $719 and assumed liabilities of $1,329 and cash of $23,480. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

Included in the Company’s condensed consolidated statements of operations and other comprehensive income are the results of operations from Northland Plaza, which was acquired and accounted for as a business combination, consisting of $3,163 in revenues and $2,356 in net loss attributable to Sterling Real Estate Trust from the date of acquisition (August 13, 2015) through December 31, 2015.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

The Company closed on the following acquisitions during the year ended December 31, 2014:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/2/14	Barrett Arms Apartments	Crookston, MN	Apartment complex	24 units	$1,104	$1,104
1/2/14	Chandler 1802	Grand Forks, ND	Apartment complex	24 units	1,320	1,320
1/2/14	Echo Manor Apartments	Hutchinson, MN	Apartment complex	30 units	1,080	1,080
1/2/14	Westcourt Apartments	Fargo, ND	Apartment complex	64 units	3,520	3,520
5/1/14	Eagle Run Apartments (1)	West Fargo, ND	Apartment complex	144 units	1,566	1,566
6/9/14	Griffin Court Apartments	Moorhead, MN	Apartment complex	128 units	4,848	4,848
6/30/14	Parkwest Gardens Apartments	West Fargo, ND	Apartment complex	142 units	6,840	6,840
8/7/14	Dakota Manor Apartments	Fargo, ND	Apartment complex	54 units	2,646	2,646
10/1/14	Twin Oaks	Hutchinson, MN	Apartment complex	80 units	4,320	4,320
10/23/14	Development land	Bismarck, ND	Land	16 acres	2,246	2,246
12/19/14	Brighton Village Apartments	New Brighton, MN	Apartment complex	240 units	16,800	16,800
12/19/14	Georgetown on the River	Fridley, MN	Apartment complex	462 units	30,400	30,400
12/19/14	Maplewood Apartments	Maplewood, MN	Apartment complex	240 units	15,600	15,600
12/19/14	Robinwood Apartments	Coon Rapids, MN	Apartment complex	120 units	7,500	7,500
12/19/14	Rosedale Estates North	Roseville, MN	Apartment complex	180 units	12,850	12,850
12/19/14	Rosedale Estates South	Roseville, MN	Apartment complex	180 units	12,850	12,850
12/19/14	Valley View	Golden Valley, MN	Apartment complex	72 units	7,500	7,500

					$132,990	$132,990

(1)	Assumed loan presented as consideration given, however, previously consolidated the single asset LLP due to controlling financial interest.

   Total consideration given for acquisitions through December 31, 2014 was completed through issuing approximately 1,233,000 limited partnership units of the operating partnership valued at $14.00 per unit and $15.00 per unit for an aggregate consideration of approximately $17,461, assumed loans of $2,636, assumed liabilities and deferred maintenance of $1,362, new loans of $67,477 and cash of $44,054. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	2015	2014

Land, building, tenant improvements and FF&E	$71,493	$132,990
Acquired lease intangible assets	12,735	-
Acquired lease intangible liabilities	(1,642)	-
Mortgages notes payable assumed	(719)	(2,637)
Other liabilities	(1,329)	(1,361)
Net assets acquired	80,538	128,992
Equity/limited partnership unit consideration	(11,228)	(17,461)
New loans	(45,830)	(67,477)

Net cash consideration	$23,480	$44,054

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in 2015 and 2014.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in 2015 and 2014.  In determining this value, the Board relied upon its experience with, and knowledge about, our real estate portfolio and debt obligations.  The Board also relied on valuation methodologies that are commonly

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

used in the real estate industry.  The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

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

The unaudited condensed pro forma financial information is as follows:

	Year Ended
	December 31,
	2015	2014
	(in thousands, except per share data)
Total revenues	$101,807	$78,735
Net income	$11,457	$5,772
Net income attributable to Sterling Real Estate Trust	$5,998	$2,657
Earnings per common share, basic and diluted
Net income per common share attributable to Sterling Real Estate Trust	$0.83	$0.48
Weighted average number of common shares outstanding - basic	7,223	5,507

NOTE 21 - SUBSEQUENT EVENTS

On January 15, 2016, we paid a dividend or distribution of $0.2325 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2015.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Pursuant to the purchase agreement dated November 6, 2015, in January 2016, the operating partnership purchased a 19,595 square foot implement dealership in North Platte, Nebraska for approximately $1,769.  The purchase price was financed with cash.

In February 2016, the operating partnership purchased a 72 unit apartment and 8 unit townhome complex in Grand Forks, North Dakota for approximately $5,050.  The purchase price was financed with the issuance of limited partnership units and cash.

Pursuant to the purchase agreement dated December 28, 2015, in February 2016, the operating partnership purchased a 25,817 square foot office building in White Bear Lake, Minnesota for approximately $4,000.  The purchase price was financed with the issuance of limited partnership units and cash.

In March 2016, the operating partnership purchased a 20 unit apartment complex in Bismarck, North Dakota for approximately $1,550.  The purchase price was financed with the issuance of limited partnership units and cash.

In March 2016, the operating partnership purchased a 20 unit apartment complex in Bismarck, North Dakota for approximately $1,550.  The purchase price was financed with the issuance of limited partnership units and cash.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Industrial			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	Fargo, ND	$2,138	$820	$2,554	$9	$(94)	$829	$2,460	$3,289	$211	08/29/2012	40
Titan Machinery	Bismarck, ND	2,532	950	1,395	7	—	957	1,395	2,352	35	01/28/2015	40
Titan Machinery	Dickinson, ND	931	354	1,096	400	—	754	1,096	1,850	105	12/31/2008	40
Titan Machinery	Fargo, ND	1,108	781	1,947	510	—	1,291	1,947	3,238	158	12/10/2008	40
Titan Machinery	Marshall, MN	2,153	300	3,648	81	—	381	3,648	4,029	388	11/01/2011	40
Titan Machinery	Minot, ND	1,610	618	1,654	—	—	618	1,654	2,272	141	08/01/2012	40
Titan Machinery	Redwood Falls, MN	1,631	333	3,568	—	—	333	3,568	3,901	260	01/31/2013	40
Titan Machinery	Sioux City, IA	1,565	315	2,472	—	—	315	2,472	2,787	139	10/25/2013	40
Total		$13,668	$4,471	$18,334	$1,007	$(94)	$5,478	$18,240	$23,718	$1,437

Life on
which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Land			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Taco Bell	Denver, CO	$473	$669	$—	$—	$—	$669	$—	$669	$—	06/14/2011
Total		$473	$669	$—	$—	$—	$669	$—	$669	$—

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Medical			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life	Bismarck, ND	677	306	2,255	11	123	317	2,378	2,695	497	01/03/2008	9	-	40
Bio-Life	Grand Forks, ND	700	457	2,230	1	158	458	2,388	2,846	517	01/03/2008	10	-	40
Bio-Life	Janesville, WI	624	250	1,857	—	123	250	1,980	2,230	415	01/03/2008	9	-	40
Bio-Life	Mankato, MN	752	390	2,111	263	1,154	653	3,265	3,918	609	01/03/2008	11	-	40
Bio-Life	Marquette, MI	870	213	2,793	—	123	213	2,916	3,129	602	01/03/2008	9	-	40
Bio-Life	Onalaska, WI	655	208	1,853	—	323	208	2,176	2,384	439	01/03/2008	11	-	40
Bio-Life	Oshkosh, WI	597	293	1,705	—	146	293	1,851	2,144	407	01/03/2008	10	-	40
Bio-Life	Sheboygan, WI	665	645	1,611	—	248	645	1,859	2,504	381	01/03/2008	10	-	40
Bio-Life	Stevens Point, WI	748	119	2,184	—	123	119	2,307	2,426	480	01/03/2008	9	-	40
Total		$6,288	$2,881	$18,599	$275	$2,521	$3,156	$21,120	$24,276	$4,347

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed

Arbor I/400	Bismarck, ND	439	73	516	4	—	77	516	593	33	06/04/2013		40
Arbor II/404	Bismarck, ND	448	73	538	6	14	79	552	631	29	11/01/2013		40
Arbor III/406	Bismarck, ND	446	71	536	7	14	78	550	628	29	11/01/2013		40
Auburn II	Fargo, ND	601	105	883	4	64	109	947	1,056	204	03/23/2007	20	-	40
Autumn Ridge	Grand Forks, ND	5,991	1,072	8,875	44	19	1,116	8,894	10,010	2,130	08/16/2004	9	-	40
Barrett Arms	Crookston, MN	938	37	1,001	—	11	37	1,012	1,049	50	01/02/2014		40
Bayview	Fargo, ND	3,350	284	4,077	6	65	290	4,142	4,432	826	12/31/2007	20	-	40
Berkshire	Fargo, ND	278	31	406	3	6	34	412	446	80	03/31/2008	20	-	40
Betty Ann	Fargo, ND	566	74	738	1	31	75	769	844	123	08/31/2009		40
Brighton Village	New Brighton, MN	10,911	2,520	13,985	—	119	2,520	14,104	16,624	380	12/19/2014	5	-	40
Brookfield	Fargo, ND	1,051	228	1,958	3	100	231	2,058	2,289	374	08/01/2008	20	-	40
Cambridge (FKA 44th Street)	Fargo, ND	—	333	1,845	3	—	336	1,845	2,181	135	02/06/2013		40
Candlelight	Fargo, ND	2,166	613	1,221	(351)	351	262	1,572	1,834	124	11/30/2012		40
Carling Manor	Grand Forks, ND	509	69	656	—	3	69	659	728	128	03/31/2008		40
Carlton Place	Fargo, ND	7,351	703	7,207	14	129	717	7,336	8,053	1,330	09/01/2008	20	-	40
Chandler 1802	Grand Forks, ND	—	133	1,114	—	12	133	1,126	1,259	56	01/02/2014		40
Chandler 1866	Grand Forks, ND	—	31	270	—	28	31	298	329	77	01/03/2005	20	-	40
Cherry Creek (FKA Village)	Grand Forks, ND	1,026	173	1,435	1	60	174	1,495	1,669	264	11/01/2008		40
Columbia West	Grand Forks, ND	3,301	294	3,406	1	148	295	3,554	3,849	644	09/01/2008	20	-	40
Country Club	Fargo, ND	326	252	1,252	—	70	252	1,322	1,574	152	05/02/2011		40
Countryside	Fargo, ND	200	135	677	—	14	135	691	826	77	05/02/2011		40
Courtyard	St. Louis Park, MN	4,165	2,270	5,681	—	66	2,270	5,747	8,017	335	09/03/2013	5	-	40
Dakota Manor	Fargo, ND	1,885	249	2,236	—	7	249	2,243	2,492	79	08/07/2014		40
Danbury	Fargo, ND	2,876	381	6,020	9	64	390	6,084	6,474	1,219	12/31/2007	20	-	40
Dellwood Estates	Anoka, MN	7,775	844	9,966	—	306	844	10,272	11,116	651	05/31/2013		40
Eagle Run	West Fargo, ND	4,448	576	5,787	38	12	614	5,799	6,413	785	08/12/2010		40
Echo Manor	Hutchinson, MN	1,013	141	875	—	32	141	907	1,048	45	01/02/2014	20	-	40
Emerald Court	Fargo, ND	569	66	830	1	66	67	896	963	171	03/31/2008	20	-	40
Fairview	Bismarck, ND	3,109	267	3,978	—	74	267	4,052	4,319	710	12/31/2008	20	-	40
Flickertail	Fargo, ND	5,725	426	5,652	8	97	434	5,749	6,183	998	12/31/2008		40
Forest Avenue	Fargo, ND	454	61	637	—	6	61	643	704	47	02/06/2013		40
Galleria III	Fargo, ND	595	118	681	—	—	118	681	799	88	11/09/2010		40
Georgetown on the River	Fridley, MN	19,368	4,620	25,263	—	142	4,620	25,405	30,025	686	12/19/2014	5	-	40
Glen Pond	Eagan, MN	15,574	3,761	20,833	—	189	3,761	21,022	24,783	2,135	12/02/2011	20	-	40
Granger Court I	Fargo, ND	2,446	279	2,619	—	—	279	2,619	2,898	169	06/04/2013		40
Griffin Court	Moorhead, MN	3,581	652	3,914	—	188	652	4,102	4,754	157	06/09/2014	5	-	40
Hannifin	Bismarck, ND	505	81	607	5	7	86	614	700	33	11/01/2013		40
Hunter's Run I	Fargo, ND	289	50	419	2	(2)	52	417	469	90	03/23/2007		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed

Hunter's Run II	Fargo, ND	589	44	441	2	—	46	441	487	83	07/01/2008		40
Huntington	Fargo, ND	—	86	309	—	—	86	309	395	3	08/04/2015		40
Islander	Fargo, ND	915	98	884	—	53	98	937	1,035	100	07/01/2011		40
Kennedy	Fargo, ND	495	84	588	1	23	85	611	696	40	02/06/2013		40
Library Lane	Bismarck, ND	1,840	301	2,401	12	121	313	2,522	2,835	511	10/01/2007	20	-	40
Madison	Grand Forks, ND	272	95	497	—	—	95	497	592	4	09/01/2015		40
Maple Ridge	Omaha, NE	4,222	766	5,608	—	1,495	766	7,103	7,869	1,198	08/01/2008	20	-	40
Maplewood	Maplewood, MN	10,031	3,122	12,122	—	189	3,122	12,311	15,433	330	12/19/2014	5	-	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	Fargo, ND	5,327	783	5,839	—	192	783	6,031	6,814	803	01/01/2009	20	-	40
Martha Alice	Fargo, ND	566	74	738	1	83	75	821	896	128	08/31/2009	20	-	40
Mayfair	Grand Forks, ND	764	80	1,043	—	20	80	1,063	1,143	199	07/01/2008	20	-	40
Monticello	Fargo, ND	745	60	752	—	32	60	784	844	41	11/08/2013	20	-	40
Montreal Courts	Little Canada, MN	19,385	5,809	19,687	—	341	5,809	20,028	25,837	1,123	10/02/2013	5	-	40
Oak Court	Fargo, ND	1,798	270	2,354	—	188	270	2,542	2,812	474	04/30/2008	27.5	-	40
Pacific Park I	Fargo, ND	736	95	777	—	26	95	803	898	58	02/06/2013		40
Pacific Park II	Fargo, ND	630	111	865	—	37	111	902	1,013	65	02/06/2013		40
Pacific Park South	Fargo, ND	389	58	459	—	—	58	459	517	33	02/06/2013		40
Parkview Arms	Bismarck, ND	238	373	3,845	—	33	373	3,878	4,251	64	05/13/2015		40
Parkwest Gardens	West Fargo, ND	4,153	713	5,825	—	299	713	6,124	6,837	235	06/30/2014	20	-	40
Parkwood	Fargo, ND	1,122	126	1,143	6	16	132	1,159	1,291	203	08/01/2008		40
Pebble Creek	Bismarck, ND	4,491	260	3,704	—	(300)	260	3,404	3,664	669	03/19/2008	20	-	40
Prairiewood Courts	Fargo, ND	1,376	308	1,815	9	43	317	1,858	2,175	419	09/01/2006	20	-	40
Prairiewood Meadows	Fargo, ND	2,293	736	2,514	—	10	736	2,524	3,260	210	09/30/2012		40
Quail Creek	Springfield, MO	7,434	1,529	8,717	—	7	1,529	8,724	10,253	200	02/03/2015	5	-	40
Richfield/Harrison	Grand Forks, ND	6,188	756	6,346	3	256	759	6,602	7,361	1,391	07/01/2007	20	-	40
Robinwood	Coon Rapids, MN	4,841	1,138	6,133	242	(158)	1,380	5,975	7,355	161	12/19/2014		40
Rosedale Estates	Roseville, MN	16,421	4,681	20,591	—	104	4,681	20,695	25,376	559	12/19/2014	5	-	40
Rosegate	Fargo, ND	2,290	251	2,978	5	84	256	3,062	3,318	599	04/30/2008	20	-	40
Saddlebrook	Fargo, ND	1,046	148	1,262	13	82	161	1,344	1,505	222	12/31/2008		40
Schrock	Fargo, ND	540	71	626	3	6	74	632	706	41	06/04/2013		40
Sheridan Pointe	Fargo, ND	2,141	292	2,424	—	16	292	2,440	2,732	137	10/01/2013		40
Sierra Ridge	Bismarck, ND	5,750	754	8,795	151	2	905	8,797	9,702	1,413	09/01/2006		40
Somerset	Fargo, ND	3,195	300	3,431	7	—	307	3,431	3,738	643	07/01/2008		40
Southgate	Fargo, ND	2,885	803	5,299	—	(112)	803	5,187	5,990	1,101	07/01/2007		40
Southview III	Grand Forks, ND	224	99	522	—	68	99	590	689	64	08/01/2011		40
Southview Villages	Fargo, ND	2,012	268	2,519	—	122	268	2,641	2,909	537	10/01/2007	20	-	40
Spring	Fargo, ND	601	76	822	5	15	81	837	918	60	02/06/2013	20	-	40
Stanford Court	Grand Forks, ND	—	291	3,866	—	64	291	3,930	4,221	286	02/06/2013	20	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed

Stonefield-Phase I	Bismarck, ND	9,200	2,804	13,353	207	—	3,011	13,353	16,364	349	08/01/2014	20	-	40
Stonefield-Phase II	Bismarck, ND	—	1,167	—	183	—	1,350	—	1,350	—	10/23/2014		n/a
Stonefield-Phase III	Bismarck, ND	—	1,079	—	168	—	1,247	—	1,247	—	10/23/2014		n/a
Stonybrook	Omaha, NE	7,686	1,439	8,003	—	1,215	1,439	9,218	10,657	1,421	01/20/2009	20	-	40
Summerfield	Fargo, ND	138	129	599	—	—	129	599	728	6	08/04/2015		40
Summit Point	Fargo, ND	4,000	681	5,510	—	—	681	5,510	6,191	34	10/01/2015		40
Sunset Ridge	Bismarck, ND	8,816	1,759	11,012	36	14	1,795	11,026	12,821	1,819	06/06/2008	9	-	40
Sunview	Grand Forks, ND	1,163	144	1,614	1	42	145	1,656	1,801	289	12/31/2008	20	-	40
Sunwood	Fargo, ND	2,929	358	3,520	7	4	365	3,524	3,889	749	07/01/2007	20	-	40
Terrace on the Green	Moorhead, MN	2,098	697	2,588	—	—	697	2,588	3,285	216	09/30/2012		40
Twin Oaks	Hutchinson, MN	993	816	3,245	—	44	816	3,289	4,105	102	10/01/2014		40
Twin Parks	Fargo, ND	2,272	119	2,072	17	56	136	2,128	2,264	381	10/01/2008	20	-	40
Valley Homes Duplexes	Grand Forks, ND	—	356	1,668	—	—	356	1,668	2,024	42	01/22/2015		40
Valley View	Golden Valley, MN	4,805	1,190	6,217	—	46	1,190	6,263	7,453	167	12/19/2014	5	-	40
Village Park	Fargo, ND	824	219	1,932	23	34	242	1,966	2,208	375	04/30/2008		40
Village West	Fargo, ND	2,646	357	2,274	24	31	381	2,305	2,686	438	04/30/2008		40
Westcourt	Fargo, ND	2,486	287	3,028	—	41	287	3,069	3,356	157	01/02/2014	5	-	40
Westside	Hawley, MN	578	59	360	—	37	59	397	456	54	02/01/2010		40
Westwind	Fargo, ND	317	49	455	—	75	49	530	579	102	04/30/2008	20	-	40
Westwood	Fargo, ND	4,652	597	6,455	13	124	610	6,579	7,189	1,248	06/05/2008	20	-	40
Willow Park	Fargo, ND	4,199	288	5,298	7	239	295	5,537	5,832	941	12/31/2008		40
Total		$292,022	$62,649	$376,338	$955	$7,971	$63,604	$384,309	$447,913	$38,940

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Office			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
32nd Avenue	Fargo, ND	2,160	635	3,300	6	43	641	3,343	3,984	980	03/16/2004	3	-	40
Aetna	Bismarck, ND	6,679	1,291	7,372	—	946	1,291	8,318	9,609	1,705	12/06/2006	20	-	40
First International Bank & Trust	Moorhead, MN	—	210	712	3	88	213	800	1,013	108	05/13/2011	10	-	40
Four Points	Fargo, ND	—	70	1,238	—	11	70	1,249	1,319	255	10/18/2007		40
Gate City	Grand Forks, ND	977	382	917	1	35	383	952	1,335	180	03/31/2008		40
Goldmark Office Park	Fargo, ND	3,452	1,160	14,796	—	978	1,160	15,774	16,934	3,309	07/01/2007	1	-	40
Great American Bldg	Fargo, ND	998	511	1,290	1	362	512	1,652	2,164	393	02/01/2005	28	-	40
Midtown Plaza	Minot, ND	1,327	30	1,213	—	—	30	1,213	1,243	323	01/01/2004		40
Northland Plaza	Bloomington, MN	35,454	6,912	36,520	—	238	6,912	36,758	43,670	953	08/13/2015	1	-	40
Parkway office building (FKA Echelon)	Fargo, ND	1,065	278	1,491	2	29	280	1,520	1,800	324	05/15/2007	20	-	40
Regis	Edina, MN	—	2,991	7,633	—	—	2,991	7,633	10,624	1,343	01/01/2009		40
SSA	St Cloud, MN	—	100	2,793	—	13	100	2,806	2,906	615	03/20/2007	20	-	40
Wells Fargo Center	Duluth, MN	—	600	7,270	(115)	1,126	485	8,396	8,881	1,487	07/11/2007	4	-	40
Total		$52,112	$15,170	$86,545	$(102)	$3,869	$15,068	$90,414	$105,482	$11,975

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
Retail			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Applebee's	Apple Valley, MN	—	560	1,235	—	—	560	1,235	1,795	154	01/27/2011		40
Applebee's	Bloomington, MN	—	1,000	474	11	—	1,011	474	1,485	69	03/22/2010		40
Applebee's	Coon Rapids, MN	—	750	875	—	—	750	875	1,625	128	03/09/2010		40
Applebee's	Savage, MN	—	690	424	—	—	690	424	1,114	62	01/01/2010		40
Becker Furniture	Waite Park, MN	—	150	2,065	—	(637)	150	1,428	1,578	490	07/12/2006		40
Buffalo Wild Wings	Austin, TX	—	575	1,664	—	—	575	1,664	2,239	229	07/30/2010		40
Dairy Queen	Dickinson, ND	630	329	658	—	—	329	658	987	66	01/19/2012		40
Dairy Queen	Moorhead, MN	—	243	787	1	—	244	787	1,031	92	05/13/2011		20
Family Dollar	Mandan, ND	—	167	649	—	—	167	649	816	82	12/14/2010		40
O'Reilly	Mandan, ND	—	115	449	—	—	115	449	564	57	12/14/2010		40
Walgreen's	Alexandria, LA	1,818	1,090	2,973	—	—	1,090	2,973	4,063	447	12/18/2009	28	-	40
Walgreen's	Batesville, AR	6,143	473	6,405	—	—	473	6,405	6,878	1,041	07/09/2009		40
Walgreen's	Denver, CO	3,634	2,349	2,358	—	—	2,349	2,358	4,707	270	06/14/2011		40
Walgreen's	Fayetteville, AR	4,705	636	4,732	—	—	636	4,732	5,368	769	07/09/2009		40
Walgreen's	Laurel, MS	1,799	1,280	2,984	—	—	1,280	2,984	4,264	410	07/30/2010		40
Westpointe Center	Fargo, ND	—	687	2,372	155	(17)	842	2,355	3,197	794	06/30/2006	5	-	40
Total		$18,729	$11,094	$31,104	$167	$(654)	$11,261	$30,450	$41,711	$5,160
Grand Totals		$383,292	$96,934	$530,920	$2,302	$13,613	$99,236	$544,533	$643,769	$61,859

Investments in Unconsolidated Affiliates:												Life on
												which
					Costs							depreciation
					capitalized						Date of	on
			Initial cost		subsequent		Gross Amount at which				Construction	latest income
			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Banner	Fargo, ND	7,083	750	8,016	22	311	772	8,327	9,099	1,750	03/15/2007		40
GF Marketplace	Grand Forks, ND	11,079	4,259	15,801	208	38	4,467	15,839	20,306	4,615	07/01/2003	8	-	40
Highland Meadows	Bismarck, ND	2,259	624	2,591	335	124	959	2,715	3,674	1,383	07/31/2011	15	-	40
Ashbury	Bismarck, ND	—	331	2,517	—	—	331	2,517	2,848	157	07/01/2013		40
Michigan Street Transit Center	Duluth, MN	—	2,005	—	—	—	2,005	—	2,005	—	05/05/2014		n/a

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(Dollar amounts in thousands)

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.
(b)	The changes in total real estate investments for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Balance at January 1,	$591,136	$450,250
Purchase of real estate investments	82,111	143,141
Sale and disposal of investment property	(1,325)	(2,255)
Property held for sale	(2,058)	—
Provision for asset impairment	(412)	—
Reallocation to intangible assets	32
Balance at December 31,	$669,484	$591,136

(c)	The changes in accumulated depreciation for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015	2014
Balance at January 1,	$58,873	$47,058
Depreciation expense	16,466	12,116
Property held for sale	(342)	—
Sale and disposal of investment property	(22)	(301)
Balance at December 31,	$74,975	$58,873

(d)	The aggregate cost of our real estate for federal income tax purposes is $589,470.

 Exhibit Index

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit Description	with	Form	ending	Exhibit	date
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002		10-12G		3.1	03/10/11
3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014		8-K		5.02	06/24/14
3.3	Amended and Restated Bylaws dated June 23, 2011		10-12G		3.2	03/10/11
4.1	Declaration of Trust Sterling Real Estate Trust dated July 21, 2004		10-12G		4.1	03/10/11
4.2	Addendum to Declaration of Trust dated July 25, 2007		10-12G		4.2	03/10/11
4.3	Sterling Third Amended and Restated Declaration of Trust dated March 27, 2014		8-K		4.1	04/02/14
4.4	First Amended and Restated Declaration of Trust dated February 9, 2011		10-12G		4.3	03/10/11
4.5	Amendment No. 1 to First Amended and Restated Declaration of Trust dated August 1, 2014		8-K		5.01	06/24/14
4.6	Amended and Restated Share Repurchase Plan December 20, 2012		8-K		10.2	12/27/12
4.8	Amended and Restated Share Repurchase Plan dated September 26, 2013		8-K		99.2	10/02/13
4.7	Amended and Restated Share Repurchase Plan dated March 27, 2014		8-K		99.1	04/02/14
4.9	Amended and Restated Share Repurchase Plan dated December 18, 2014		8-K		99.1	01/30/15
4.10	Amended and Restated Unit Repurchase Plan dated September 26, 2013		8-K		99.3	10/02/13
4.11	Amended and Restated Unit Repurchase Plan dated March 27, 2014		8-K		99.2	04/02/14
4.12	Amended and Restated Unit Repurchase Plan dated December 18, 2014		8-K		99.2	01/30/15
10.1	First Amended and Restated Advisory Agreement dated February 9, 2011		10-12G		10.1	03/10/11
10.2	First Amendment and Complete Restatement of Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated April 25, 2003		10-12G		10.2	03/10/11
10.3	Second Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated December 19, 2008		10-12G		10.3	03/10/11
10.4	Third Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated August 5, 2009		10-12G		10.4	03/10/11
10.5	Fourth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated February 9, 2011		10-12G		10.5	03/10/11
10.6	Fifth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated June 23, 2011		10-K	12/31/2011	10.6	03/30/12
10.7	Second Amended and Restated Advisory Agreement dated January 1, 2012		8-K		10.1	09/27/12
10.8	Third Amended and Restated Advisory Agreement dated January 1, 2014		8-K		10.1	04/02/14
	Third Amended and Restated Advisory Agreement dated January 1, 2015		8-K		10.1	04/02/15
10.9	Second Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated January 1, 2013		8-K		10.1	12/27/12
10.10	Third Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties LLLP dated August 1, 2104		8-K		5.04	06/24/14
10.11	Dividend Reinvestment Plan dated July 20, 2012		S-3D		A	07/20/12
10.12	First Amendment to Dividend Reinvestment Plan dated September 26, 2013		8-K		99.1	10/02/13
10.13	Share Repurchase Plan dated June 7, 2012		10-Q	9/30/2012	4.1	11/13/12
10.14	Amendment to Certificate of Limited LiabilityPartnership of SterlingProperties, LLLP dated August 1, 2014		8-K		5.03	06/24/14
10.15	Form of Purchase and Sale Agreement dated as of November 17, 2014		8-K		10.1	12/23/14
10.16	Form of Amendment to Purchase and Sale Agreement dated as of December 18, 2014		8-K		10.2	12/23/14
10.17	Form of Secured Promissory Note (15-Year Note) dated as of December 19, 2014		8-K		10.3	12/23/14
10.18	Form of Secured Promissory Note (10-Year Note) dated as of December 19, 2014		8-K		10.4	12/23/14
10.19	Form of Mortgage, Security Agreement and Fixture Filing dated as of December 19, 2014		8-K		10.5	12/23/14
10.20	Form of Promissory Note dated as of December 19, 2014		8-K		10.6	12/23/14
10.21	Form of Mortgage dated as of December 19, 2014		8-K		10.7	12/23/14
10.22	Form of Commercial Security Agreement dated as of December 19, 2014		8-K		10.8	12/23/14
10.23	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan approved June 18, 2015		8-K		10.1	06/23/15
10.24	Form of Purchase and Sale Agreement dated as of July 1, 2015		8-K		10.1	08/18/15
10.25	Form of Promissory Note dated as of August 13, 2015		8-K		10.2	08/18/15
10.26	Form of Mortgage, Security Agreement and Fixture Filing dated as of August 13, 2015		8-K		10.3	08/18/15
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm - Baker Tilly Virchow Krause, LLP	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Accounting Officer	X
32.1	Section 906 Certification of Chief Executive Officer and Chief Accounting Officer	X
99.1	Financial Statements of Properties Acquired		8-K/A		99.1	01/30/15

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

The following materials from Sterling Real Estate Trust’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and; (v) Notes to Consolidated Financial Statements.