Form 10-Q
period 2016-03-31
Sterling Real Estate Trust
filed 2016-05-10
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2016
Common Shares of Beneficial Interest, $0.01 par value per share	7,785,635

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2016 (UNAUDITED) and December 31, 2015

	March 31,	December 31,
	2016	2015
	(in thousands)
ASSETS
Real estate investments	$603,930	$594,509
Cash and cash equivalents	12,459	6,461
Restricted deposits and funded reserves	5,099	6,115
Investment in unconsolidated affiliates	8,929	9,022
Due from related party	—	60
Receivables	3,926	3,428
Prepaid expenses	1,211	844
Notes receivable	649	651
Financing and lease costs, less accumulated amortization of $1,451 in 2016 and $1,356 in 2015	1,145	1,240
Assets held for sale	1,716	1,721
Intangible assets, less accumulated amortization of $8,415 in 2016 and $7,655 in 2015	18,561	18,184
Other assets	15	140

Total Assets	$657,640	$642,375

LIABILITIES
Mortgage notes payable, net	$385,325	$379,911
Lines of credit	5,699	—
Special assessments payable	1,541	1,659
Dividends payable	5,617	5,319
Due to related party	621	440
Tenant security deposits payable	3,839	3,763
Subordinated debt	225	200
Unfavorable leases, less accumulated amortization of $893 in 2016 and $803 in 2015	2,338	2,253
Accounts payable - trade	556	819
Retainage payable	33	6
Liabilities related to assets held for sale	—	659
Fair value of interest rate swaps	233	219
Deferred insurance proceeds	68	69
Accrued expenses and other liabilities	5,249	6,631
Total Liabilities	411,344	401,948

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Noncontrolling interest
Operating partnership	159,787	154,810
Partially owned properties	4,382	4,537
Beneficial interest	82,360	81,299
Accumulated other comprehensive loss	(233)	(219)
Total Shareholders' Equity	246,296	240,427

	$657,640	$642,375

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED March 31, 2016 and 2015 (UNAUDITED)

	Quarter Ended
	March 31,
	2016	2015
	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$25,212	$22,234
Tenant reimbursements	1,476	591
	26,688	22,825
Expenses
Expenses from rental operations
Interest	4,542	4,097
Depreciation and amortization	5,645	4,105
Real estate taxes	2,316	1,904
Property management fees	2,569	2,339
Utilities	2,193	2,095
Repairs and maintenance	4,158	3,294
Insurance	348	596
	21,771	18,430
Administration of REIT
Administrative expenses	99	79
Advisory fees	643	569
Acquisition and disposition expenses	712	530
Trustee fees	22	12
Legal and accounting	182	247
	1,658	1,437
Total expenses	23,429	19,867
Income from operations	3,259	2,958
Other income (expense)
Equity in income of unconsolidated affiliates	247	205
Dividend and interest income	17	15
Loss on sale of real estate investments	(4)	—
Loss on involuntary conversion	(145)	—
	115	220
Net income	$3,374	$3,178

Net income attributable to noncontrolling interest
Operating Partnership	2,256	2,226
Partially owned properties	(155)	—
Net income attributable to Sterling Real Estate Trust	$1,273	$952

Net income per common share, basic and diluted	$0.17	$0.15

Comprehensive income:
Net income	$3,374	$3,178
Other comprehensive loss - change in fair value of interest rate swaps	(14)	(11)
Comprehensive income	3,360	3,167
Comprehensive income attributable to noncontrolling interest - Operating Partnership	2,092	2,219
Comprehensive income attributable to Sterling Real Estate Trust	$1,268	$948

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2016 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2015	7,579	$99,677	$(18,378)	$81,299	$154,810	$4,537	$(219)	$240,427
Contribution of assets in exchange for the issuance of noncontrolling interest shares					7,057	—		7,057
Shares/units redeemed	(8)	(117)		(117)	(555)	—		(672)
Dividends declared			(1,845)	(1,845)	(3,772)	—		(5,617)
Dividends reinvested - stock dividend	77	1,136		1,136				1,136
Issuance of shares under optional purchase plan	39	605		605				605
UPREIT units converted to REIT common shares	1	9		9	(9)	—		—
Change in fair value of interest rate swaps							(14)	(14)
Net income			1,273	1,273	2,256	(155)		3,374
BALANCE AT MARCH 31, 2016	7,688	$101,310	$(18,950)	$82,360	$159,787	$4,382	$(233)	$246,296

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2016 and 2015 (UNAUDITED)

	Quarter Ended
	March 31,
	2016	2015
	(in thousands)
OPERATING ACTIVITIES
Net income	$3,374	$3,178
Adjustments to reconcile net income to net cash from operating activities
Loss on sale of real estate	4	—
Loss on involuntary conversion	145	—
Equity in income of unconsolidated affiliates	(247)	(205)
Distributions of earnings of unconsolidated affiliates	243	205
Depreciation	4,601	3,769
Amortization	1,013	346
Interest on debt issuance costs	165	144
Effects on operating cash flows due to changes in
Restricted deposits - tenant security deposits	(74)	(653)
Restricted deposits - real estate tax and insurance escrows	796	1,137
Due from related party	60	109
Receivables	(370)	218
Prepaid expenses	(367)	(591)
Other assets	125	(67)
Due to related party	(106)	(2,018)
Tenant security deposits payable	76	71
Accounts payable - trade	(503)	(660)
Accrued expenses and other liabilities	(1,399)	(1,070)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,536	3,913
INVESTING ACTIVITIES
Purchase of real estate investment properties	(4,145)	(4,015)
Capital expenditures and tenant improvements	(1,187)	(613)
Proceeds from sale of real estate investments	4	—
Proceeds from involuntary conversion	140	—
Investment in unconsolidated affiliates	(64)	—
Distributions in excess of earnings received from unconsolidated affiliates	160	193
Restricted deposits - replacement reserve escrows	294	461
Notes receivable payments received	3	—
NET CASH USED IN INVESTING ACTIVITIES	(4,795)	(3,974)
FINANCING ACTIVITIES
Payments for financing and lease costs	(144)	(175)
Payments on investment certificates	—	(31)
Principal payments on special assessments payable	(151)	(61)
Proceeds from issuance of mortgage notes payable and subordinated debt	4,937	1,290
Principal payments on mortgage notes payable	(2,837)	(2,333)
Advances on lines of credit	6,669	9,626
Payments on lines of credit	(967)	(19,295)
Proceeds from issuance of common shares	—	21,109
Proceeds from issuance of shares under optional purchase plan	605	450
Shares/units redeemed	(672)	(618)
Dividends/distributions paid	(4,183)	(3,692)
Payment of syndication costs	—	(1,066)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,257	5,204
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,998	5,143
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,461	643
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,459	$5,786

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2016 and 2015 (UNAUDITED) (Continued)

	Quarter Ended
	March 31,
	2016	2015
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$4,523	$3,756

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$1,136	$863
Dividends declared and not paid	1,845	1,640
UPREIT distributions declared and not paid	3,772	3,432
UPREIT units converted to REIT common shares	9	—
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	7,057	2,148
Increase in land improvements due to increase in special assessments payable	34	26
Unrealized loss on interest rate swaps	(14)	(11)
Acquisition of assets with new financing	2,662	10,230
Acquisition of assets through assumption of debt and liabilities	5	71
Capitalized interest and real estate taxes related to construction in progress	11	33
Acquisition of assets with accounts payable	480	1,544

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of March 31, 2016 and December 31, 2015, Sterling owned approximately 32.85% and 33.12%, respectively, of the operating partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of March 31, 2016 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the the quarters ended March 31, 2016 and 2015, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three months ended March 31, 2016. These adjustments are of a normal recurring nature.

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

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 151 properties.  The Trust’s 100 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 51 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 67.9% residential and 32.1% commercial (based on cost) and total $603,930 in real estate investments at March 31, 2016. Effective January 1, 2016, our focus has been limited to multifamily apartment properties.  We currently have no plans with respect to our commercial properties.

Residential Property	Location	No. of Properties	Units
	North Dakota	81	5,133
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		100	8,640

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	21	832,908
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	15	683,090
	Mississippi	1	14,820
	Nebraska	1	16,480
	Texas	1	7,296
	Wisconsin	6	74,916
		51	1,731,099

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

Depreciation expense for the quarters ended March 31, 2016 and 2015 totaled $4,601 and $3,769, respectively.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Examples of situations considered to be impairment indicators include, but are not limited to:

•	a substantial decline or continued low occupancy rate;
•	continued difficulty in leasing space;
•	significant financially troubled tenants;
•	a change in plan to sell a property prior to the end of its useful life or holding period;
•	a significant decrease in market price not in line with general market trends; and
•	any other quantitative or qualitative events or factors deemed significant by the Company’s management or board of trustees.

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the quarters ended March 31, 2016 and 2015.

Properties Held for Sale

We account for our properties held for sale in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which addresses financial accounting and reporting in a period in which a component or group of components of an entity either has been disposed of or is classified as held for sale.

In accordance with ASC 360, at such time as a property is held for sale, such property is carried at the lower of: (1) its carrying amount, or (2) fair value less costs to sell.  In addition, a property being held for sale ceases to be depreciated.  We classify operating properties as properties held for sale in the period in which all of the following criteria are met:

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

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

•	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

The results of operations of a component of an entity that either has been disposed of or is classified as held-for-sale under the requirements of ASC 360 shall be reported in discontinued operations in accordance with ASC 205, Presentation of Financial Statements (“ASC 205”) if such disposal or classification represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

There was one property classified as held for sale at March 31, 2016 and December 31, 2015.  See Note 18.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the quarters ended March 31, 2016 and 2015.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of March 31, 2016, we assessed one of our limited liability company

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

arrangements as a variable interest entity where we were not the primary beneficiary.  In addition, four of our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of March 31, 2016 and December 31, 2015, the unconsolidated affiliates held total assets of $31,328 and $32,296 and mortgage notes payable of $20,321 and $20,421, respectively.

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multifamily apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2016 and December 31, 2015 of $2,242 and $2,259, respectively. We owed $903 and $909 of our respective share of the mortgage loan balance as of March 31, 2016 and December 31, 2015, respectively.  The Company is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at March 31, 2016 and December 31, 2015 of $11,032 and $11,079, respectively. We owed $5,516 and $5,540 for our respective share of the mortgage loan balance as of March 31, 2016 and December 31, 2015, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2016 and December 31, 2015 of $7,047 and $7,083, respectively. We owed $4,698 and $4,722 for our respective share of the mortgage loan balance on March 31, 2016 and December 31, 2015, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns an 82.50% interest as a tenant in common in a 61 unit residential, multifamily apartment complex in Fargo, North Dakota. The property was unencumbered at March 31, 2016 and December 31, 2015, respectively.

The operating partnership is a 99% owner of Michigan Street Transit Center, LLC (“Transit Center”) through 100% ownership in a limited liability company. The operating partnership has contributed approximately $644 in cash and $1,316 in property contributions to the Transit Center in May and June 2014, respectively. As of March 31, 2016, the property owned by the Transit Center consisted of land previously occupied by a building and parking ramp in Duluth, Minnesota which were both demolished during 2014.  Construction on of the new parking ramp on the site was substantially complete in January 2016.  Installation of the parking and ticketing equipment followed in March 2016.  Construction scheduled by the City of Duluth, Minnesota on the street accessing the ramp began in April 2016.  While there is some limited access to the ramp, full operations of the ramp will commence upon completion of the road construction. The property was unencumbered at March 31, 2016 and December 31, 2015, respectively.

Receivables

Receivables consist primarily of amounts due for rent. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of March 31, 2016 and December 31, 2015, management determined no allowance was necessary for uncollectible receivables.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Financing and Lease Costs

Financing costs associated with line of credit arrangements have been capitalized and are being amortized over the life of the financing using the effective interest method.  Lease costs incurred in connection with new leases have been capitalized and are being amortized over the life of the lease using the straight-line method.

Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases, tenant relationships and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at March 31, 2016 and December 31, 2015.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2016 and December 31, 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2012.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $174 and $33 the quarters ended March 31, 2016 and 2015, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of March 31, 2016 and December 31, 2015 was $3,037 and $2,863, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

dilutive potential common shares as of March 31, 2016 and 2015, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2016 and 2015, Sterling’s denominators for the basic and diluted earnings per common share were approximately 7,690,000 and 6,308,000, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange. Additionally, lease contracts are specifically excluded from ASU 2014-09. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017.  Early adoption is permitted beginning on the original effective date of periods beginning after December 15, 2016. Upon adoption, ASU 2014-09 allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have not yet determined the effect ASU 2014-09 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Upon adoption of the standard, on January 1, 2015, we reclassified unamortized debt issuance costs related to the Company’s mortgage notes payable from assets, net to reductions in mortgage notes payable within our consolidated balance sheets as of December 31, 2015 to conform with the new ASU and the presentation of such costs in our consolidated balance sheet as of March 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2018 with earlier application permitted. The Company is still evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Reclassifications

Certain amounts previously reported in our quarterly report ended March 31, 2015 have been reclassified to conform to consolidated balance sheet, statement of operations and cash flows presentations in 2016.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the the quarters ended March 31, 2016 and 2015, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Quarter ended March 31, 2016	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$19,769	$6,919	$26,688
Expenses from rental operations	10,001	1,583	11,584
Net operating income	$9,768	$5,336	$15,104
Interest			4,542
Depreciation and amortization			5,645
Administration of REIT			1,658
Other (income)/expense			(115)
Net income			$3,374

Quarter ended March 31, 2015	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$18,419	$4,406	$22,825
Expenses from rental operations	9,403	825	10,228
Net operating income	$9,016	$3,581	$12,597
Interest			4,097
Depreciation and amortization			4,105
Administration of REIT			1,437
Other (income)/expense			(220)
Net income			$3,178

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of March 31, 2016	Residential	Commercial	Total
	(in thousands)
Real estate investments	$481,211	$202,239	$683,450
Accumulated depreciation	(53,734)	(25,786)	(79,520)
	$427,477	$176,453	603,930
Cash and cash equivalents			12,459
Restricted deposits and funded reserves			5,099
Investment in unconsolidated affiliates			8,929
Receivables and other assets			5,801
Financing and lease costs, less accumulated amortization			1,145
Assets held for sale			1,716
Intangible assets, less accumulated amortization			18,561
Total Assets			$657,640

As of December 31, 2015	Residential	Commercial	Total
	(in thousands)
Real estate investments	$472,129	$197,355	$669,484
Accumulated depreciation	(50,668)	(24,307)	(74,975)
	$421,461	$173,048	594,509
Cash and cash equivalents			6,461
Restricted deposits and funded reserves			6,115
Investment in unconsolidated affiliates			9,022
Receivables and other assets			5,123
Financing and lease costs, less accumulated amortization			1,240
Assets held for sale			1,721
Intangible assets, less accumulated amortization			18,184
Total Assets			$642,375

note 4 – real estate investments

As of March 31, 2016	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$64,838	$37,151	$101,989
Building and improvements	391,201	163,589	554,790
Furniture, fixtures and equipment	24,017	1,499	25,516
Construction in progress	1,155	—	1,155
	481,211	202,239	683,450
Less accumulated depreciation	(53,734)	(25,786)	(79,520)
	$427,477	$176,453	$603,930

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

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

Construction in progress as of March 31, 2016 and December 31, 2015 consists of planning costs associated with phase II and III of a multifamily apartment community under construction in Bismarck, North Dakota.  Phase II of the project consists of a clubhouse and six 6-plex, two-story townhomes and phase III consists of up to six, 4-story apartment buildings with underground parking.  Site work has commenced on the clubhouse and one townhome building of Phase II and Phase III of the development is still in the planning stages and construction has not yet commenced.  Phase II of the project is estimated to cost $8,033 and is expected to be substantially completed in third quarter 2017.  We have a construction contract of $1,104 for the clubhouse and $6,986 for the townhomes, of which $379 and $287 have been completed to date, including $19 and $14 of retainage which is included in payables at quarter end. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for Phase II.

NOTE 5 – NOTES RECEIVABLE

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

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of March 31, 2016	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$23,861	$(7,677)	$16,184
Above-market leases	3,115	(738)	2,377
	$26,976	$(8,415)	$18,561
Intangible Liabilities
Below-market leases	$(3,231)	$893	$(2,338)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Lease	Accumulated	Lease
As of December 31, 2015	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$22,722	$(6,974)	$15,748
Above-market leases	3,117	(681)	2,436
	$25,839	$(7,655)	$18,184
Intangible Liabilities
Below-market leases	$(3,056)	$803	$(2,253)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2016 (April 1, 2016 to December 31, 2016)	$2,539	$244
2017	2,594	296
2018	2,315	288
2019	2,000	278
2020	1,527	221
Thereafter	7,586	1,011
	$18,561	$2,338

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of March 31, 2016 was 5.8 years.

NOTE 7 – LINES OF CREDIT

We have a $27,000 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; Edina, Minnesota, St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 2016; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell State Bank & Trust, which expires December 2016.   At March 31, 2016, there was $5,699 outstanding on the lines of credit, leaving $31,316 available and unused under the agreements.  Certain of the variable lines of credit have limits on availability based on collateral specific critieria.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of December 31, 2015, four residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  A waiver was received from the lender.  As of March 31, 2016, we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	March 31,	December 31,
	2016	2015
	(in thousands)
Fixed rate mortgage notes payable (a)	$388,684	$383,292
Less unamortized debt issuance costs	3,359	3,381
	$385,325	$379,911

(a)	Includes $3,134 and $3,158 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2016 and December 31, 2015, respectively.

The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  We adopted this guidance in the current quarter and have reclassified the unamortized debt issuance costs into the debt liability as shown in the table above.

Mortgage loan payables, net were $385,325 and $379,911 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, we had 110 fixed rate and no variable rate mortgage loans with effective interest rates ranging from 2.57% to 7.65% per annum and a weighted average effective interest rate of 4.50% per annum.

As of December 31, 2015, we had 108 fixed rate and no variable rate mortgage loans with effective interest rates ranging from 2.57% to 7.65% per annum, and a weighted average effective interest rate of 4.53% per annum.

The majority of the Company’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs.  Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2015, three loans on residential properties and two loans on commercial properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Bismarck, North Dakota with a total outstanding balance of $9,650 at December 31, 2015. Waivers have been received from the lenders.  As of March 31, 2016, we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2016 (April 1, 2016 to December 31, 2016)	$9,591
2017	36,110
2018	16,666
2019	23,970
2020	26,596
Thereafter	275,751
Total payments	$388,684

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

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to accumulated comprehensive income. As of March 31, 2016 and December 31, 2015, we have recorded a liability and other comprehensive loss of $233 and $219, respectively.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2016		December 31, 2015
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable	$388,684	$408,910	$383,292	$394,782
Fair value of interest rate swaps	$233	$233	$219	$219

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

March 31, 2016 and 2015 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2016
Fair value of interest rate swaps	$—	$233	$—	$233
December 31, 2015
Fair value of interest rate swaps	$—	$219	$—	$219

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2016
Mortgage notes payable	$—	$—	$408,910	$408,910
December 31, 2015
Mortgage notes payable	$—	$—	$394,782	$394,782

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.57% to 4.04% and from 3.97% to 4.05% at March 31, 2016 and December 31, 2015, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of March 31, 2016.  The Company’s mortgage notes payable are further described in Note 8.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of March 31, 2016 and December 31, 2015, outstanding limited partnership units totaled 15,717,000 and 15,300,000 respectively. As of March 31, 2016 and 2015, the operating partnership declared distributions of $3,772 and $3,432 respectively, to limited partners paid in April 2016 and 2015, respectively.  Distributions per unit were $0.2400 and $0.2325 during the quarters ended March 31, 2016 and 2015, respectively.

During the quarter ended March 31, 2016, Sterling exchanged 1,000 common shares for 1,000 limited partnership units held by limited partners, pursuant to redemption requests.  The aggregate value of these transactions was $9.  During the quarter ended March 31, 2015, there were no limited partnership units exchanged for common shares pursuant to redemption requests.

At the sole and absolute discretion of the limited partnership, and so long our redemption plans exists, Limited Partners may request the operating partnership redeem their limited partnership units.  The operating partnership may choose to offer the Limited Partner: (i) cash for the redemption or, at the request of the Limited Partner, (2) offer shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share (the “Exchange Request”).  The Exchange Request shall be exercised pursuant to a Notice of Exchange.  If the issuance of Sterling common shares pursuant to an Exchange Request will cause the shareholder to exceed the ownership limitations, among other reasons, payment will be made to the Limited Partner in cash.  No Limited Partner may exercise an Exchange Request more than twice during any calendar year, and Exchange Requests may not be made for less than 1,000 limited partnership units.  If a Limited Partner owns fewer than 1,000 limited partnership units, all of the limited partnership units held by the Limited Partner must be exchanged pursuant to the Exchange Request.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

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

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $30,000 worth of securities. Currently, the fixed redemption price is $15.00 per share or unit under the plans, which price became effective March 24, 2016.

We may redeem securities under the plans provided that the aggregate total has not been exceeded and we have sufficient funds to do so. The plans will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plans, either or both of them, if it determines to do so in its sole discretion.

During the quarters ended March 31, 2016 and 2015, the Company redeemed 8,000 and 39,000 common shares valued at $117 and $571, respectively.  In addition, during the quarters ended March 31, 2016 and 2015, the Company redeemed 38,000 and 3,000 units valued at $555 and $47, respectively.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of March 31, 2016 and December 31, 2015, there were 7,688,000 and 7,579,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.2400 per share and $0.2325 per share for the quarters ended March 31, 2016 and 2015, respectively.

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $5 per fiscal quarter without our prior approval. The purchase price per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $16.00 and $15.50 at March 31, 2016 and December 31, 2015, respectively. See discussion of determination of estimated value in Note 19.

Therefore, the purchase price per common share for dividend reinvestments was $15.20 and $14.725 and for additional optional cash purchases was $16.00 and $15.50 at March 31, 2016 and December 31, 2015, respectively. The Board, in its

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the quarter ended March 31, 2016, 77,000 shares were issued pursuant to dividend reinvestments and 39,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the quarter ended March 31, 2015, 61,000 shares were issued pursuant to dividend reinvestments and 30,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the quarters ended March 31, 2016 and 2015, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed by GOLDMARK. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the quarters ended March 31, 2016 and 2015, we paid management fees of $2,369 and $2,321, respectively, to GOLDMARK Property Management.

Board of Trustee Fees

We incurred Trustee fees of $22 and $12 during the quarters ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, and December 31, 2015 we owed our Trustees $49 and $27 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 24, 2016, effective January 1, 2016.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

TC = Total Project Cost

Management Fees

During the quarters ended March 31, 2016 and 2015, we incurred advisory management fees of $643 and $569 with Sterling Management, LLC, our Advisor. As of March 31, 2016 and December 31, 2015, we owed our Advisor $218 and $214, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During the quarters ended March 31, 2016 and 2015, we incurred acquisition fees of $348 and $412, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of March 31, 2016 or December 31, 2015.

Financing Fees

During the quarters ended March 31, 2016 and 2015, we incurred financing fees of $34 and $26 with our Advisor for loan financing and refinancing activities. As of March 31, 2016 and December 31, 2015, we owed our Advisor $25 and $23 for unpaid financing fees, respectively.

Disposition Fees

During the quarters ended March 31, 2016 and 2015, there were no disposition fees incurred with our Advisor.  See Note 18. There were no disposition fees owed to our Advisor as of March 31, 2016 and December 31, 2015, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Development Fees

During the quarter ended March 31, 2016, there were no development fees incurred with our Advisor. During the quarter ended March 31, 2015, we incurred $192 in development fees with our Advisor.  As of March 31, 2016 and December 31, 2015, we owed our Advisor $69 and $69 for unpaid development fees as part of a 10% hold back, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the quarter ended March 31, 2016, we issued directly or indirectly, 150,000 operating partnership (OP) units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $2,319.

During the quarter ended March 31, 2015, we did not issue directly or indirectly, operating partnership (OP) units to related parties.

Commissions

During the quarters ended March 31, 2016 and 2015, we incurred real estate commissions of $316 and $95, respectively, owed to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of March 31, 2016 and December 31, 2015.

During the quarter ended March 31, 2016, we did not incur brokerage fees to a broker-dealer benefiting Dale Lian or James Echtenkamp, respectively, shareholders of Sterling and members of our Advisor.  During the quarter ended March 31, 2015, we incurred brokerage fees of $706 and $348 to a broker-dealer benefiting Dale Lian and James Echtenkamp, respectively. Brokerage fees were based on 7% of the purchase price of Sterling common shares sold.  There were no outstanding brokerage fees owed to Dale Lian or James Echtenkamp or entities benefiting Dale Lian or James Echtenkamp, respectively, as of March 31, 2016. As of March 31, 2015, we owed $325 and $94 for unpaid brokerage fees to Dale Lian and James Echtenkamp, respectively, or entities benefiting Dale Lian and James Echtenkamp, respectively.

Rental Income

During the quarters ended March 31, 2016 and 2015, we received rental income of $54 and $54, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the quarters ended March 31, 2016 and 2015, we received rental income of $13 and $13, respectively, under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.

During the quarters ended March 31, 2016 and 2015, we received rental income of $11 and $11, respectively, under operating lease agreements with our Advisor.

Construction Costs

As of March 31, 2016, we incurred costs of $666 related to the construction of Phase II of the Bismarck, North Dakota development project which consists of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development.  As of March 31, 2016, we owed GOLDMARK Development $33 for retainage and we owed GOLDMARK $259 for unpaid construction fees.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

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

NOTE 16 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $19,769 and $18,419 for the quarters ended March 31, 2016 and 2015, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the quarters ended March 31, 2016 and 2015, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $1,476 and $591, respectively, totaled $6,919 and $4,406, respectively.

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

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 18 – DISPOSITIONS

During the quarter ended March 31, 2016, there were no dispositions.

During the year ended December 31, 2015 the operating partnership sold 3.38 acres of development land in Fargo, North Dakota for approximately $1,424 and recognized a gain of $470.

During December 2015, the Company received a notice from a tenant to exercise a purchase option for a medical property located in Eau Claire, Wisconsin.  This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to December 31, 2015, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property are separately classified as held for sale in the consolidated balance sheets as of March 31, 2016 and December 31, 2015.

The following table presents the assets and liabilities associated with the investment properties held for sale:

	March 31,	December 31,
	2016	2015

	(in thousands)
ASSETS
Real estate investments	$1,716	$1,716
Receivables	—	5

Total Assets	$1,716	$1,721

LIABILITIES
Mortgage notes payable	$—	$655
Accrued expenses and other liabilities	—	4

Total Liabilities	$—	$659

NOTE 19 – BUSINESS COMBINATIONS AND ACQUISITIONS

The Company closed on the following acquisitions during the quarter ended March 31, 2016:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/29/16	Titan Machinery	North Platte, NE	Implement dealership	16,480 sq. ft.	$1,769	$1,769
2/1/16	Bristol Park Apartments	Grand Forks, ND	Apartment complex	80 units	5,050	5,050
2/1/16	Redpath	White Bear Lake, MN	Office building	25,817 sq. ft.	4,000	4,000
3/1/16	Eagle Sky I Apartments	Bismarck, ND	Apartment complex	20 units	1,525	1,525
3/1/16	Eagle Sky II Apartments	Bismarck, ND	Apartment complex	20 units	1,525	1,525

					$13,869	$13,869

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Total consideration given for acquisitions through March 31, 2016 was completed through issuing approximately 455,000 limited partnership units of the operating partnership valued at $15.50 per unit for an aggregate consideration of approximately $7,057, new loans of $2,662, assumed liabilities of $5 and cash of $4,145. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The Company closed on the following acquisitions during the quarter ended March 31, 2015:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/13/15	Valley Homes Duplexes	Grand Forks, ND	Duplex complex	24 units	$2,148	$2,148
1/28/15	Titan Machinery	Bismarck, ND	Implement dealership	22,293 sq. ft.	3,416	3,416
2/3/15	Quail Creek	Springfield, MO	Apartment complex	164 units	10,900	10,900

					$16,464	$16,464

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

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	2016	2015

Land, building, tenant improvements and FF&E	$12,659	$15,393
Acquired lease intangible assets	1,386	1,071
Acquired lease intangible liabilities	(176)	-
Other liabilities	(5)	(71)
Net assets acquired	13,864	16,393
Equity/limited partnership unit consideration	(7,057)	(2,148)
New loans	(2,662)	(10,230)

Net cash consideration	$4,145	$4,015

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first three months of 2016 and 2015.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first three months of 2016 and 2015.  In determining this value, the Board relied upon experience with, and knowledge about, our real estate portfolio and debt obligations.  The Board also relied on valuation methodologies that are commonly used in the real estate industry.  The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Based on the results of the methodologies, the Board determined the fair value of the shares and limited partnership units to be $15.50 per share/unit effective February 1, 2015. The Board determined the fair value of the shares and limited partnership units to be $16.00 per share/unit effective March 23, 2016.

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

NOTE 20 - SUBSEQUENT EVENTS

On April 15, 2016, we paid a dividend or distribution of $0.2400 per share on our common shares of beneficial interest, to common shareholders and limited partnership unit holders of record on March 31, 2016.

In April 2016, the operating partnership purchased .44 acres of development land in Bismarck, North Dakota adjacent to a multifamily property owned by the operating partnership for approximately $45.  The purchase was financed with $45 of cash.

In April 2016, the operating partnership sold an 11,900 square foot medical property in Eau Claire, Wisconsin for approximately $1,400 and recognized a loss of approximately $316.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 32.85% of the operating partnership as of March 31, 2016.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

We use this UPREIT structure to facilitate acquisitions of real estate properties. A sale of property directly to a REIT is generally a taxable transaction to the property seller. However, in an UPREIT structure, if a property seller exchanges the property with one of its operating partnerships in exchange for limited partnership units, the seller may defer taxation of gain in such exchange until the seller resells its limited partnership units or exchanges its limited partnership units for the REIT’s common stock. By offering the ability to defer taxation, we may gain a competitive advantage in acquiring desired properties over other buyers who cannot offer this benefit. In addition, investing in our operating partnership, rather than directly in Sterling, may be more attractive to certain institutional or other investors due to their business or tax structure. If an investor is interested in making a substantial investment in our operating partnership, our structure provides us the flexibility to accommodate different terms for each investment, while applicable tax laws generally restrict a REIT from charging different fee rates among its shareholders. Finally, if our shares become publicly traded, the former property seller may be able to achieve liquidity for the investment in order to pay taxes.

Operating Partnership

Our operating partnership, Sterling Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of multifamily and commercial properties located principally in the upper and central Midwest United States.

As of March 31, 2016, approximately 67.9% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of March 31, 2016, approximately 32.1% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 151 properties containing 8,640 apartment units and approximately 1,731,000 square feet of leasable commercial space as of March 31, 2016.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $603,930, which includes construction in progress.  Effective January 1, 2016, our focus will be limited to multifamily apartment properties.  We currently have no plans with respect to our non-multifamily apartment properties.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders. Our trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluates the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 24, 2016, effective January 1, 2016.  Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent.

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

Conflicts with Sterling’s business and interests are most likely to arise from Leadership’s involvement in activities related to:  (a) allocation of new investments and management time and services between Sterling and Leadership’s Other Real Estate Related Activities, (b) allocation of time and services between Sterling and Leadership’s Other Real Estate Related Activities; (c) Sterling’s purchase of properties from, or sale of properties to, affiliated entities, (d) the timing and terms of the investment in or sale of an asset, (e) development of our properties by affiliates, (f) investments with or activities of affiliates of our Advisor and (g) compensation to our Advisor.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the quarter ended March 31, 2016 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $3,863 or 16.9% for the quarter ended March 31, 2016, compared to same three month period in 2015.
•

Acquired three (3) properties totaling 120 residential apartment units, two (2) properties totaling 42,000 square feet of commercial space for a total of $13,869 during the quarter ended March 31, 2016.

•	Declared and paid dividends totaling $0.2400 per common share for first quarter of 2016.

Results of Operations for the quarters ended March 31, 2016 and 2015

	Quarter ended March 31, 2016			Quarter ended March 31, 2015
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$19,769	$6,919	$26,688	$18,419	$4,406	$22,825
Real Estate Expenses
Real Estate Taxes	1,698	618	2,316	1,669	235	1,904
Property Management Fees	2,373	196	2,569	2,269	70	2,339
Utilities	1,858	335	2,193	1,873	222	2,095
Repairs and Maintenance	3,737	421	4,158	3,009	285	3,294
Insurance	335	13	348	583	13	596
Total Real Estate Expenses	10,001	1,583	11,584	9,403	825	10,228
Net Operating Income	$9,768	$5,336	15,104	$9,016	$3,581	12,597
Interest			4,542			4,097
Depreciation and amortization			5,645			4,105
Administration of REIT			1,658			1,437
Other (income)/expense			(115)			(220)
Net Income			$3,374			$3,178

Net Income Attributed to:
Noncontrolling Interest			$2,101			$2,226
Sterling Real Estate Trust			$1,273			$952
Dividends per share (1)			$0.2400			$0.2325
Earnings per share			$0.1700			$0.1500
Weighted average number of common shares			7,690			6,308

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $26,688 for the quarter ended March 31, 2016 increased approximately $3,863 or 16.9% in comparison to the same period in 2015. Residential property revenues increased approximately $1,350 and commercial property revenues increased approximately $2,513.

The following table illustrates changes in occupancy for the three month periods indicated:

	March 31,	March 31,
	2016	2015
Residential occupancy	95.6%	96.0%
Commercial occupancy	94.5%	97.5%

Residential revenues for the quarter ended March 31, 2016 increased $1,350 in comparison to the same period for 2015.  Residential properties acquired since January 1, 2015 contributed approximately $973 to the increase in total residential revenues in the quarter ended March 31, 2016. Rental income from residential properties owned for more than one year increased approximately $377 in comparison to the three months ended March 31, 2015.  Residential revenues comprised 74.1% of total revenues for the quarter ended March 31, 2016 compared to 80.7% of total revenues for the quarter ended March 31, 2015.  The residential occupancy rates for the quarter ended March 31, 2016 decreased 0.4% primarily due to the number of new apartments available in the Midwest market in recent months.

For the quarter ended March 31, 2016, total commercial revenues increased $2,513 in comparison to the same period for 2015. Commercial properties acquired since January 1, 2015 contributed approximately $2,131 to the increase in total commercial revenues in the quarter ended March 31, 2016.  Rental income from commercial properties owned for more than one year increased approximately $382 in comparison to the three months ended March 31, 2015 primarily due to proceeds from a sublease contribution from a triple net tenant in a medical property in Wisconsin. Commercial revenues comprised 25.9% of the total revenues for the quarter ended March 31, 2016 compared to 19.3% of total revenues for the quarter ended March 31, 2015. The commercial occupancy rates for the quarter ended March 31, 2016 decreased 3.0% primarily due to tenant turnover at an office property in Duluth, Minnesota.

Expenses

Residential expenses from operations of $10,001 during the quarter ended March 31, 2016 increased $598 or 6.4% in comparison to the same period in 2015. This increase was primarily attributed to the increase in the number of residential properties owned during the quarter ended March 31, 2016 versus the same period in 2015.   In addition, increased repair and maintenance expenses reflect the investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $1,583 during the quarter ended March 31, 2016 increased $758 or 91.9% in comparison to the same period in 2015.  The increase was primarily attributed to the office property acquired in Bloomington, MN.

Interest expense of $4,542 during the quarter ended March 31, 2016 increased $445 in comparison to the same period in 2015 due to increased levels of debt outstanding. Interest expense was approximately 17.0% and 17.9% of rental income for the quarters ended March 31, 2016 and 2015, respectively.

Depreciation and amortization expense increased 37.5% from $4,105 for the quarter ended March 31, 2015 to approximately $5,645 for the quarter ended March 31, 2016. The $1,540 increase was primarily a result of depreciation and amortization for the 11 properties added to our portfolio since March 31, 2015. Depreciation and amortization expense as a percentage of rental income for the quarters ended March 31, 2016 and 2015 was relatively consistent at 21.2% and 18.0%, respectively.

REIT administration expenses increased from $1,437 for the quarter ended March 31, 2015 to $1,658 for the quarter ended March 31, 2016 due to an increase in acquisition expenses related to acquisition activity in comparison to the same period in 2015.

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

Residential NOI increased $752 or 8.3% for the quarter ended March 31, 2016 in comparison to the same three month period in 2015 due primarily to acquisition activity in the residential segment. Commercial NOI increased $1,755 or 49.0% for the quarter ended March 31, 2016 in comparison to the same three month period in 2015 due primarily to the office property acquired in Bloomington, MN.

Net Income

Net income for the quarter ended March 31, 2016 was $3,374 compared to $3,178 for the quarter ended March 31, 2015.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the quarter ended March 31, 2016

We acquired five properties for a total of $13,869 during the quarter ended March 31, 2016. Total consideration for the acquisitions was the issuance of approximately $7,057 in limited partnership units of the operating partnership, new loans of $2,662, assumed liabilities of $5 and cash of $4,145.

Property Acquisitions and Dispositions during the quarter ended March 31, 2015

We acquired three properties for a total of $16,464 during the quarter ended March 31, 2015. Total consideration for the acquisitions was the issuance of approximately $2,148 in limited partnership units of the operating partnership, new loans of $10,230, assumed liabilities of $71 and cash of $4,015.

See Notes 18 and 19 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the quarters ended March 31, 2016 and 2015.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the quarters ended March 31, 2016 and 2015, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Quarter ended March 31, 2016			Quarter ended March 31, 2015
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,273	7,690	$0.17	$952	6,308	$0.15

Add back:
Noncontrolling Interest - OPU	2,256	15,520		2,226	14,762
Depreciation & Amortization from continuing operations	5,645			4,105
Pro rata share of unconsolidated affiliate depreciation & amortization	118			120
Funds from operations applicable to common shares and limited partnership units (FFO)	9,292	23,210	$0.40	7,403	21,070	$0.35
Add back:
Acquisition, and disposition expenses	712			530
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$10,004	23,210	$0.43	$7,933	21,070	$0.38

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

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

	Quarter Ended
	March 31,
	2016	2015
	(in thousands)
Net cash flows provided by operating activities	$7,536	$3,913
Net cash flows used in investing activities	$(4,795)	$(3,974)
Net cash flows provided by financing activities	$3,257	$5,204

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

Net cash provided by operating activities was $7,536 and $3,913 for the quarters ended March 31, 2016 and 2015, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the quarters ended March 31, 2016 and 2015 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $4,795 and $3,974 for the quarters ended March 31, 2016 and 2015, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the quarters ended March 31, 2016 and 2015, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $5,331 and $4,628, respectively, and the changes in restricted cash for replacement reserve escrows was $294 and $461, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash provided by financing activities was $3,257 and $5,204 for the quarters ended March 31, 2016 and 2015, respectively. During the quarter ended March 31, 2016,  we paid approximately $4,183 in dividends and distributions, redeemed $672 of shares and units, received proceeds from new mortgage notes payable of approximately $4,937, made mortgage principal payments of approximately $2,837, and had net borrowings of $5,702 on our line of credit. For the quarter ended March 31, 2015, we paid approximately $3,692 in dividends and distributions, redeemed $618 of shares and units, received proceeds from new mortgage notes payable of approximately $1,290, made mortgage principal payments of approximately $2,333, made net payments of $9,669 on short-term borrowings and received proceeds from issuance of common shares of $21,109.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2016 to March 31, 2016 totaling $1,845 or $0.2400 per share, including amounts reinvested through the dividend reinvestment plan.  During the quarter ended March 31, 2016, we paid cash dividends of $664 and dividends of $1,181 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $7,535 from our cash flows from operations and $160 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2015 to March 31, 2015 totaling $1,640 or $0.2325 per share, including amounts reinvested through the dividend reinvestment plan.  During the quarter ended March 31, 2015, we paid cash dividends of $546 and dividends of $1,094 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $3,913 from our cash flows from operations and $193 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Quarter Ended
	March 31,
	2016	2015
	(in thousands)
Cash flows provided by operations (includes net income of $3,374 and $3,178, respectively)	$7,536	$3,913
Distributions from unconsolidated affiliates	160	193
Gain on sales of properties	(4)	—
Dividends declared	(1,845)	(1,640)
Excess (Deficit)	$5,847	$2,466

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the quarter ended March 31, 2016, we declared distributions of $3,772 to holders of limited partnership units in our operating partnership, which we paid on April 15, 2016.  Distributions were paid at a rate of $0.2400 per unit, which is equal to the per share distribution rate paid to the common shareholders.

For the quarter ended March 31, 2015, we declared distributions of $3,432 to holders of limited partnership units in our operating partnership, which we paid on April 15, 2015. Distributions were paid at a rate of $0.2325 per unit, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the quarter ended March 31, 2016, we paid aggregate dividends of $1,845, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $9,292 while our modified funds from operations, or MFFO, for the quarter ended March 31, 2016 was $10,004; therefore our management believes our distribution policy is sustainable over time. For the quarter ended March 31, 2015, we paid aggregate dividends of $1,640 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $7,403 while our MFFO, as of the quarter ended March 31, 2015 was $7,933. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At March 31, 2016, our cash resources consisted of cash and cash equivalents totaling approximately $12,459. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $20,052, which could potentially be used as collateral to secure additional financing in future periods.

At March 31, 2016, there was a balance of $5,699 outstanding on the lines of credit, leaving $31,316 available and unused under the agreements.  See Note 7 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the quarter ended March 31, 2016, we did not sell any common shares in a private placements. During the quarter ended March 31, 2016, we issued 77,000 and 39,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $1,741. During the quarter ended March 31, 2015, we issued 1,377 common shares in a private placement to accredited investors pursuant to Rule

506 of Regulation D and raised gross proceeds of $21,109.  During the quarter ended March 31, 2015, we issued 61,000 and 30,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $1,313.

During the quarter ended March 31, 2016, we issued limited partnership units valued at approximately $7,057 in connection with the acquisition of five properties.

During the quarter ended March 31, 2015, we issued limited partnership units valued at approximately $2,148 in connection with the acquisitions of three properties.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

Substantially all of our multifamily property leases are for a term of one year or less.  In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effect of a decline in market rents.  In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter term leases.

As of March 31, 2016, most of our commercial leases require tenants to reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the three months ended March 31, 2016, inflation did not have a material impact on our revenues or net income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal material financial market risk to which we are exposed is interest-rate risk.  Our exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment and our variable rate lines of credit.

As virtually all of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 14, 2016.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of March 31, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended March 31, 2016, except as noted below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $15.50, as set forth in the table below, during the three months ended March 31, 2016 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Bristol Park, Grand Forks, ND	02/01/16	153,723	$2,383
Redpath, White Bear Lake, MN	02/01/16	101,572	1,574
Eagle Sky I, Bismarck, ND	03/01/16	100,000	1,550
Eagle Sky II, Bismarck, ND	03/01/16	100,000	1,550
		455,295	$7,057

Other Sales

During the three months ended March 31, 2016, we issued 600 common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D. The issuances during the three months ended March 31, 2016 months were as set forth below:

Total Number of
Common Shares
Period	Exchanged
January 1-31, 2016	—
February 1-29, 2016	—
March 1-31, 2016	600
600

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2016:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2016	3,000	6,000	$14.50	961,000	569,000	$9,652
February 1-29, 2016	2,000	1,000	$14.50	963,000	570,000	$9,611
March 1-31, 2016	4,000	32,000	$15.00	967,000	602,000	$9,100
Total	9,000	39,000

For the three months ended March 31, 2016, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended March 31, 2016, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Repurchase Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $30,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The repurchase price for such shares and units repurchased under the plan was fixed at $14.50 per share or unit, which was increased to $15.00 effective March 24, 2016 and is the current repurchase price.  The repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan at any time if it determines to do so is in our best interest.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) Consolidated Statement of Shareholders’ Equity for three months ended March 31, 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:May 10, 2016

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)