Form 10-Q
period 2016-06-30
Sterling Real Estate Trust
filed 2016-08-08
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2016
Common Shares of Beneficial Interest, $0.01 par value per share	7,900,478

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of June 30, 2016 (UNAUDITED) and December 31, 2015

	June 30,	December 31,
	2016	2015
	(in thousands)
ASSETS
Real estate investments	$609,872	$594,509
Cash and cash equivalents	19,754	6,461
Restricted deposits and funded reserves	5,335	6,115
Investment in unconsolidated affiliates	8,897	9,022
Due from related party	—	60
Receivables	4,112	3,428
Prepaid expenses	988	844
Notes receivable	663	651
Financing and lease costs, less accumulated amortization of $1,542 in 2016 and $1,356 in 2015	1,139	1,240
Assets held for sale	—	1,721
Intangible assets, less accumulated amortization of $9,265 in 2016 and $7,655 in 2015	17,457	18,184
Other assets	25	140

Total Assets	$668,242	$642,375

LIABILITIES
Mortgage notes payable, net	$396,395	$379,911
Special assessments payable	1,568	1,659
Dividends payable	5,731	5,319
Due to related party	1,246	440
Tenant security deposits payable	3,831	3,763
Subordinated debt	225	200
Lease intangible liabilities, less accumulated amortization of $973 in 2016 and $803 in 2015	2,234	2,253
Accounts payable - trade	439	819
Retainage payable	125	6
Liabilities related to assets held for sale	—	659
Fair value of interest rate swaps	223	219
Deferred insurance proceeds	118	69
Accrued expenses and other liabilities	5,449	6,631
Total Liabilities	417,584	401,948

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Noncontrolling interest
Operating partnership	163,916	154,810
Partially owned properties	4,211	4,537
Beneficial interest	82,754	81,299
Accumulated other comprehensive loss	(223)	(219)
Total Shareholders' Equity	250,658	240,427

	$668,242	$642,375

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED June 30, 2016 and 2015 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$25,499	$22,841	$50,710	$45,075
Tenant reimbursements	1,547	711	3,023	1,302
	27,046	23,552	53,733	46,377
Expenses
Expenses from rental operations
Interest	4,562	4,053	9,104	8,150
Depreciation and amortization	5,596	4,194	11,240	8,300
Real estate taxes	2,340	1,608	4,658	3,514
Property management fees	2,758	2,336	5,325	4,673
Utilities	1,813	1,751	4,006	3,845
Repairs and maintenance	5,257	3,727	9,415	7,022
Insurance	335	542	683	1,138
Loss on lease terminations	274	—	274	—
	22,935	18,211	44,705	36,642
Administration of REIT
Administrative expenses	131	98	230	176
Advisory fees	659	578	1,302	1,148
Acquisition and disposition expenses	515	280	1,227	810
Trustee fees	11	12	33	23
Legal and accounting	78	86	260	333
	1,394	1,054	3,052	2,490
Total expenses	24,329	19,265	47,757	39,132
Income from operations	2,717	4,287	5,976	7,245
Other income (expense)
Equity in income of unconsolidated affiliates	275	282	522	487
Dividend and interest income	22	17	38	31
Loss on sale of real estate investments	(316)	—	(320)	—
Gain (Loss) on involuntary conversion	8	11	(137)	11
Loss on extinguishment of debt	—	(1)	—	(1)
	(11)	309	103	528
Net income	$2,706	$4,596	$6,079	$7,773

Net income attributable to noncontrolling interest:
Operating Partnership	2,038	3,085	4,295	5,312
Partially owned properties	(171)	—	(326)	—
Net income attributable to Sterling Real Estate Trust	$839	$1,511	$2,110	$2,461

Net income per common share, basic and diluted	$0.11	$0.20	$0.27	$0.36

Comprehensive income:
Net income	$2,706	$4,596	$6,079	$7,773
Other comprehensive loss - change in fair value of interest rate swaps	9	28	(4)	17
Comprehensive income	2,715	4,624	6,075	7,790
Comprehensive income attributable to noncontrolling interest - Operating Partnership	1,874	3,104	3,966	5,323
Comprehensive income attributable to Sterling Real Estate Trust	$841	$1,520	$2,109	$2,467

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED June 30, 2016 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2015	7,579	$99,677	$(18,378)	$81,299	$154,810	$4,537	$(219)	$240,427
Contribution of assets in exchange for the issuance of noncontrolling interest shares					13,376	—		13,376
Shares/units redeemed	(33)	(493)		(493)	(785)	—		(1,278)
Dividends declared			(3,712)	(3,712)	(7,636)	—		(11,348)
Dividends reinvested - stock dividend	155	2,317		2,317				2,317
Issuance of shares under optional purchase plan	69	1,089		1,089				1,089
UPREIT units converted to REIT common shares	9	144		144	(144)	—		—
Change in fair value of interest rate swaps							(4)	(4)
Net income			2,329	2,329	4,076	(326)		6,079
BALANCE AT JUNE 30, 2016	7,779	$102,734	$(19,761)	$82,973	$163,697	$4,211	$(223)	$250,658

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2016 and 2015 (UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
OPERATING ACTIVITIES
Net income	$6,079	$7,773
Adjustments to reconcile net income to net cash from operating activities
Loss on sale of real estate	320	—
Loss on involuntary conversion	137	—
Loss on lease terminations	274	—
Equity in income of unconsolidated affiliates	(522)	(487)
Distributions of earnings of unconsolidated affiliates	519	487
Depreciation	9,257	7,624
Amortization	1,925	681
Interest on debt issuance costs	339	312
Effects on operating cash flows due to changes in
Restricted deposits - tenant security deposits	(71)	(721)
Restricted deposits - real estate tax and insurance escrows	606	1,041
Due from related party	60	109
Receivables	(53)	104
Prepaid expenses	(144)	(130)
Other assets	115	20
Due to related party	(71)	(2,036)
Tenant security deposits payable	68	127
Accounts payable - trade	(645)	(582)
Accrued expenses and other liabilities	(1,238)	(1,513)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,955	12,809
INVESTING ACTIVITIES
Purchase of real estate investment properties	(5,545)	(4,542)
Capital expenditures and tenant improvements	(3,941)	(2,507)
Proceeds from sale of real estate investments	1,404	—
Proceeds from involuntary conversion	258	10
Investment in unconsolidated affiliates	(67)	(35)
Distributions in excess of earnings received from unconsolidated affiliates	196	184
Restricted deposits - replacement reserve escrows	245	1,222
Notes receivable issued	(16)	—
Notes receivable payments received	4	—
NET CASH USED IN INVESTING ACTIVITIES	(7,462)	(5,668)
FINANCING ACTIVITIES
Payments for financing and lease costs	(420)	(581)
Payments on investment certificates	—	(174)
Principal payments on special assessments payable	(161)	(66)
Proceeds from issuance of mortgage notes payable and subordinated debt	19,460	9,636
Principal payments on mortgage notes payable	(6,273)	(10,295)
Advances on lines of credit	6,669	9,626
Payments on lines of credit	(6,669)	(26,045)
Proceeds from issuance of common shares	—	25,750
Proceeds from issuance of shares under optional purchase plan	1,089	840
Shares/units redeemed	(1,278)	(1,098)
Dividends/distributions paid	(8,617)	(7,669)
Payment of syndication costs	—	(1,335)
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	3,800	(1,411)
NET CHANGE IN CASH AND CASH EQUIVALENTS	13,293	5,730
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,461	643
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,754	$6,373

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2016 and 2015 (UNAUDITED) (Continued)

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$9,100	$7,698

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$2,317	$1,956
Dividends declared and not paid	1,867	1,731
UPREIT distributions declared and not paid	3,864	3,484
UPREIT units converted to REIT common shares	144	—
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	13,376	6,049
Increase in land improvements due to increase in special assessments payable	70	47
Unrealized gain (loss) on interest rate swaps	(4)	17
Acquisition of assets with new financing	2,662	10,230
Acquisition of assets through assumption of debt and liabilities	25	370
Capitalized interest and real estate taxes related to construction in progress	32	62
Acquisition of assets with accounts payable	513	2,955

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of June 30, 2016 and December 31, 2015, Sterling owned approximately 32.57% and 33.12%, respectively, of the operating partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2016 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the three and six months ended June 30, 2016 and 2015, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and six months ended June 30, 2016. These adjustments are of a normal recurring nature.

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

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 153 properties.  The Trust’s 102 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 51 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 68.3% residential and 31.7% commercial (based on cost) and total $609,872 in real estate investments at June 30, 2016. Effective January 1, 2016, Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.  Sterling did complete two commercial transactions during the first quarter of 2016 which transactions were initiated prior to January 1, 2016.  We currently have no plans to dispose of our existing commercial properties.

Residential Property	Location	No. of Properties	Units
	North Dakota	83	5,245
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		102	8,752

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	21	832,908
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	15	683,090
	Mississippi	1	14,820
	Nebraska	1	16,480
	Texas	1	7,296
	Wisconsin	6	74,916
		51	1,731,099

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

June 30, 2016 and 2015 (UNAUDITED)

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

Depreciation expense for the three months ended June 30, 2016 and 2015 totaled $4,657 and $3,855, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 totaled $9,257 and $7,624, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the six months ended June 30, 2016 and 2015.

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

June 30, 2016 and 2015 (UNAUDITED)

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

There was one property classified as held for sale at December 31, 2015.  There were no properties classified as held for sale at June 30, 2016.  See Note 18.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the six months ended June 30, 2016 and 2015.

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

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of June 30, 2016, we assessed one of our limited liability company arrangements as a variable interest entity where we were not the primary beneficiary.  In addition, four of our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of June 30, 2016 and December 31, 2015, the unconsolidated affiliates held total assets of $31,303 and $32,296 and mortgage notes payable of $20,222 and $20,421, respectively.

The operating partnership owns a 40.26% interest as a tenant in common in a single asset limited liability company which owns a 144 unit residential, multifamily apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2016 and December 31, 2015 of $2,225 and $2,259, respectively. We owed $896 and $909 of our respective share of the mortgage loan balance as of June 30, 2016 and December 31, 2015, respectively.  The Company is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company as a tenant in common.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at June 30, 2016 and December 31, 2015 of $10,986 and $11,079, respectively. We owed $5,493 and $5,540 for our respective share of the mortgage loan balance as of June 30, 2016 and December 31, 2015, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2016 and December 31, 2015 of $7,011 and $7,083, respectively. We owed $4,674 and $4,722 for our respective share of the mortgage loan balance on June 30, 2016 and December 31, 2015, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns an 82.50% interest as a tenant in common in a 61 unit residential, multifamily apartment complex in Fargo, North Dakota. The property was unencumbered at June 30, 2016 and December 31, 2015, respectively.

The operating partnership is a 99% owner of Michigan Street Transit Center, LLC (“Transit Center”) through 100% ownership in a limited liability company. The operating partnership has contributed approximately $644 in cash and $1,316 in property contributions to the Transit Center in May and June 2014, respectively. As of June 30, 2016, the property owned by the Transit Center consisted of land previously occupied by a building and parking ramp in Duluth, Minnesota which were both demolished during 2014.  Construction on of the new parking ramp on the site was substantially complete in January 2016.  Installation of the parking and ticketing equipment followed in March 2016.  Construction scheduled by the City of Duluth, Minnesota on the street accessing the ramp began in April 2016.  While there is some limited access to the ramp, full operations of the ramp will commence upon completion of the road construction. The property was unencumbered at June 30, 2016 and December 31, 2015, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Receivables

Receivables consist primarily of amounts due for rent. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of June 30, 2016 and December 31, 2015, management determined no allowance was necessary for uncollectible receivables.

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at June 30, 2016 and December 31, 2015.

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

June 30, 2016 and 2015 (UNAUDITED)

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2016 and December 31, 2015, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2012.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $93 and $109 for the three months ended June 30, 2016 and 2015, respectively. The straight-line rent adjustment increased revenue by $267 and $142 the six months ended June 30, 2016 and 2015, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of June 30, 2016 and December 31, 2015 was $3,130 and $2,863, respectively. We receive payments for expense reimbursements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of June 30, 2016 and 2015, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended June 30, 2016 and 2015, Sterling’s denominators for the basic and diluted earnings per common share were approximately 7,781,000 and 7,436,000, respectively. For the six months ended June 30, 2016 and 2015, Sterling’s denominators for the basic and diluted earnings per common share were approximately 7,736,000 and 6,875,000, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Upon adoption of the standard, on January 1, 2015, we reclassified unamortized debt issuance costs related to the Company’s mortgage notes payable from assets, net to reductions in mortgage notes payable within our consolidated

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

balance sheets as of December 31, 2015 to conform with the new ASU and the presentation of such costs in our consolidated balance sheet as of June 30, 2016.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting entity (“VOE”) consolidation models.  The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics.  The Company adopted this standard on January 1, 2016 and concluded that no change was required to its accounting for its joint ventures.  However, the Operating Partnership now meets the criteria as a VIE, the Company is the primary beneficiary and accordingly, the Company continues to consolidate the Operating Partnership.  The Company’s sole significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership.  All of the Company’s debt is an obligation of the Operating Partnership.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Reclassifications

Certain amounts previously reported in our quarterly report ended June 30, 2015 have been reclassified to conform to consolidated balance sheet, statement of operations and cash flows presentations in 2016.

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

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six months ended June 30, 2016 and 2015, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

Three months ended June 30, 2016	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$20,141	$6,905	$27,046
Expenses from rental operations	10,799	1,704	12,503
Net operating income	$9,342	$5,201	$14,543
Interest			4,562
Depreciation and amortization			5,596
Administration of REIT			1,394
Loss on lease terminations			274
Other (income)/expense			11
Net income			$2,706

Three months ended June 30, 2015	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$18,901	$4,651	$23,552
Expenses from rental operations	9,176	788	9,964
Net operating income	$9,725	$3,863	$13,588
Interest			4,053
Depreciation and amortization			4,194
Administration of REIT			1,054
Other (income)/expense			(309)
Net income			$4,596

Six months ended June 30, 2016	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$39,909	$13,824	$53,733
Expenses from rental operations	20,804	3,283	24,087
Net operating income	$19,105	$10,541	$29,646
Interest			9,104
Depreciation and amortization			11,240
Administration of REIT			3,052
Loss on lease terminations			274
Other (income)/expense			(103)
Net income			$6,079

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Six months ended June 30, 2015	Residential	Commercial	Total
	(in thousands)
Income from rental operations	$37,320	$9,057	$46,377
Expenses from rental operations	18,579	1,613	20,192
Net operating income	$18,741	$7,444	$26,185
Interest			8,150
Depreciation and amortization			8,300
Administration of REIT			2,490
Other (income)/expense			(528)
Net income			$7,773

Segment Assets and Accumulated Depreciation

As of June 30, 2016	Residential	Commercial	Total
	(in thousands)
Real estate investments	$491,407	$202,487	$693,894
Accumulated depreciation	(56,769)	(27,253)	(84,022)
	$434,638	$175,234	609,872
Cash and cash equivalents			19,754
Restricted deposits and funded reserves			5,335
Investment in unconsolidated affiliates			8,897
Receivables and other assets			5,788
Financing and lease costs, less accumulated amortization			1,139
Intangible assets, less accumulated amortization			17,457
Total Assets			$668,242

As of December 31, 2015	Residential	Commercial	Total
	(in thousands)
Real estate investments	$472,129	$197,355	$669,484
Accumulated depreciation	(50,668)	(24,307)	(74,975)
	$421,461	$173,048	594,509
Cash and cash equivalents			6,461
Restricted deposits and funded reserves			6,115
Investment in unconsolidated affiliates			9,022
Receivables and other assets			5,123
Financing and lease costs, less accumulated amortization			1,240
Assets held for sale			1,721
Intangible assets, less accumulated amortization			18,184
Total Assets			$642,375

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

note 4 – real estate investments

As of June 30, 2016	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$65,563	$37,151	$102,714
Building and improvements	398,299	163,837	562,136
Furniture, fixtures and equipment	24,418	1,499	25,917
Construction in progress	3,127	—	3,127
	491,407	202,487	693,894
Less accumulated depreciation	(56,769)	(27,253)	(84,022)
	$434,638	$175,234	$609,872

As of December 31, 2015	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$63,605	$35,631	$99,236
Building and improvements	384,308	160,225	544,533
Furniture, fixtures and equipment	23,744	1,499	25,243
Construction in progress	472	—	472
	472,129	197,355	669,484
Less accumulated depreciation	(50,668)	(24,307)	(74,975)
	$421,461	$173,048	$594,509

Construction in progress as of June 30, 2016 and December 31, 2015 consists of planning costs associated with phase II and III of a multifamily apartment community under construction in Bismarck, North Dakota.  Phase II of the project consists of a clubhouse and six 6-plex, two-story townhomes and phase III consists of up to six, 4-story apartment buildings with underground parking.  Site work has commenced on the clubhouse and one townhome building of Phase II and Phase III of the development is still in the planning stages and construction has not yet commenced.  Phase II of the project is estimated to cost $8,549 and is expected to be substantially completed in third quarter 2017.  We have a construction contract of $1,232 for the clubhouse and $7,317 for the townhomes, of which $869 and $1,633 have been completed to date, including $44 and $82 of retainage which is included in payables at June 30, 2016, respectively. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for Phase II.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2016	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$23,607	$(8,469)	$15,138
Above-market leases	3,115	(796)	2,319
	$26,722	$(9,265)	$17,457
Intangible Liabilities
Below-market leases	$(3,207)	$973	$(2,234)

	Lease	Accumulated	Lease
As of December 31, 2015	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$22,722	$(6,974)	$15,748
Above-market leases	3,117	(681)	2,436
	$25,839	$(7,655)	$18,184
Intangible Liabilities
Below-market leases	$(3,056)	$803	$(2,253)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2016 (July 1, 2016 to December 31, 2016)	$1,596	$156
2017	2,529	291
2018	2,262	282
2019	1,956	273
2020	1,527	221
Thereafter	7,587	1,011
	$17,457	$2,234

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of June 30, 2016 was 5.8 years.

NOTE 7 – LINES OF CREDIT

We have a $27,000 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; Edina, Minnesota, St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 2016; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell State Bank & Trust, which expires December 2016.   At June 30, 2016, there

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

was no balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements.  Certain of the variable lines of credit have limits on availability based on collateral specific critieria.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of December 31, 2015, four residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  A waiver was received from the lender.  As of June 30, 2016, we were in compliance with all covenants.

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	June 30,	December 31,
	2016	2015
	(in thousands)
Fixed rate mortgage notes payable (a)	$399,772	$383,292
Less unamortized debt issuance costs	3,377	3,381
	$396,395	$379,911

(a)	Includes $3,108 and $3,158 of variable rate mortgage debt that was swapped to a fixed rate as of June 30, 2016 and December 31, 2015, respectively.

The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  We adopted this guidance in the first quarter of 2016 and have reclassified the unamortized debt issuance costs into the debt liability as shown in the table above.

Mortgage loan payables, net were $396,395 and $379,911 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had 117 fixed rate and no variable rate mortgage loans with effective interest rates ranging from 2.57% to 7.25% per annum and a weighted average effective interest rate of 4.44% per annum.

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2015, three loans on residential properties and two loans on commercial properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Bismarck, North Dakota with a total outstanding balance of $9,650 at December 31, 2015. Waivers have been received from the lenders.  As of June 30, 2016, we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2016 (July 1, 2016 to December 31, 2016)	$7,077
2017	36,419
2018	16,988
2019	24,304
2020	26,943
Thereafter	288,041
Total payments	$399,772

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

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to accumulated comprehensive income. As of June 30, 2016 and December 31, 2015, we have recorded a liability and other comprehensive loss of $223 and $219, respectively.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2016		December 31, 2015
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable	$396,395	$406,296	$379,911	$391,401
Fair value of interest rate swaps	$223	$223	$219	$219

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

June 30, 2016 and 2015 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2016
Fair value of interest rate swaps	$—	$223	$—	$223
December 31, 2015
Fair value of interest rate swaps	$—	$219	$—	$219

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2016
Mortgage notes payable	$—	$—	$409,673	$409,673
December 31, 2015
Mortgage notes payable	$—	$—	$394,782	$394,782

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.90% to 4.15% and from 3.97% to 4.05% at June 30, 2016 and December 31, 2015, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of June 30, 2016.  The Company’s mortgage notes payable are further described in Note 8.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of June 30, 2016 and December 31, 2015, outstanding limited partnership units totaled 16,101,000 and 15,300,000 respectively. As of June 30, 2016 and 2015, the operating partnership declared distributions of $3,864 and $3,484 respectively, to limited partners paid in July 2016 and 2015, respectively.  Distributions per unit were $0.4800 and $0.4650 during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, Sterling exchanged 9,000 common shares for 9,000 limited partnership units held by limited partners, pursuant to redemption requests.  The aggregate value of these transactions was $144.  During the six months ended June 30, 2015, there were no limited partnership units exchanged for common shares pursuant to redemption requests.

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

June 30, 2016 and 2015 (UNAUDITED)

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

During the six months ended June 30, 2016 and 2015, the Company redeemed 33,000 and 47,000 common shares valued at $493 and $681, respectively.  In addition, during the six months ended June 30, 2016 and 2015, the Company redeemed 54,000 and 29,000 units valued at $785 and $417, respectively.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of June 30, 2016 and December 31, 2015, there were 7,779,000 and 7,579,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.4800 per share and $0.4650 per share for the six months ended June 30, 2016 and 2015, respectively.

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $5 per fiscal quarter without our prior approval. The purchase price per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $16.00 and $15.50 at June 30, 2016 and December 31, 2015, respectively. See discussion of determination of estimated value in Note 19.

Therefore, the purchase price per common share for dividend reinvestments was $15.20 and $14.725 and for additional optional cash purchases was $16.00 and $15.50 at June 30, 2016 and December 31, 2015, respectively. The Board, in its

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the six months ended June 30, 2016, 155,000 shares were issued pursuant to dividend reinvestments and 69,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the six months ended June 30, 2015, 135,000 shares were issued pursuant to dividend reinvestments and 56,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the six months ended June 30, 2016 and 2015, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed by GOLDMARK. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the six months ended June 30, 2016 and 2015, we paid management fees of $4,863 and $4,643, respectively, to GOLDMARK Property Management.  In addition, during the six months ended June 30, 2016 and 2015, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $2,274 and $1,994, respectively.

Board of Trustee Fees

We incurred Trustee fees of $33 and $23 during the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, and December 31, 2015 we owed our Trustees $60 and $27 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

June 30, 2016 and 2015 (UNAUDITED)

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

TC = Total Project Cost

Management Fees

During the six months ended June 30, 2016 and 2015, we incurred advisory management fees of $1,302 and $1,148 with Sterling Management, LLC, our Advisor. As of June 30, 2016 and December 31, 2015, we owed our Advisor $223 and $214, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During the six months ended June 30, 2016 and 2015, we incurred acquisition fees of $544 and $530, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of June 30, 2016 and December 31, 2015.

Financing Fees

During the six months ended June 30, 2016 and 2015, we incurred financing fees of $68 and $58 with our Advisor for loan financing and refinancing activities. As of June 30, 2016 and December 31, 2015, we owed our Advisor $17 and $23 for unpaid financing fees, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Disposition Fees

During the six months ended June 30, 2016, we incurred $35 in disposition fees with our Advisor. During the six months ended June 30, 2015, there were no disposition fees incurred with our Advisor. See Note 18. There were no disposition fees owed to our Advisor as of June 30, 2016 and December 31, 2015, respectively.

Development Fees

During the six months ended June 30, 2016, there were no development fees incurred with our Advisor. During the six months ended June 30, 2015, we incurred $340 in development fees with our Advisor.  As of June 30, 2016 and December 31, 2015, we owed our Advisor $69 and $69 for unpaid development fees as part of a 10% hold back, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the six months ended June 30, 2016, we issued directly or indirectly, 367,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $5,133.

During the six months ended June 30, 2015, we issued directly or indirectly, 107,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $1,657.

Commissions

During the six months ended June 30, 2016 and 2015, we incurred real estate commissions of $567 and $303, respectively, owed to GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of June 30, 2016 and December 31, 2015.

During the six months ended June 30, 2016, we did not incur brokerage fees to a broker-dealer benefiting Dale Lian or James Echtenkamp, respectively, shareholders of Sterling and members of our Advisor.  During the six months ended June 30, 2015, we incurred brokerage fees of $931 and $348 to a broker-dealer benefiting Dale Lian and James Echtenkamp, respectively. Brokerage fees were based on 7% of the purchase price of Sterling common shares sold.  There were no outstanding brokerage fees owed to Dale Lian or James Echtenkamp or entities benefiting Dale Lian or James Echtenkamp, respectively, as of June 30, 2016. As of December 31, 2015, there were no outstanding brokerage fees owed to Dale Lian and James Echtenkamp, respectively, or entities benefiting Dale Lian and James Echtenkamp, respectively.

Rental Income

During the six months ended June 30, 2016 and 2015, we received rental income of $107 and $107, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the six months ended June 30, 2016 and 2015, we received rental income of $26 and $25, respectively, under an operating lease agreement with GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.

During the six months ended June 30, 2016 and 2015, we received rental income of $23 and $22, respectively, under operating lease agreements with our Advisor.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Construction Costs

As of June 30, 2016, we incurred costs of $1,574 related to the construction of Phase II of the Bismarck, North Dakota development project which consists of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development.  As of June 30, 2016, we owed GOLDMARK Development $82 for retainage and we owed GOLDMARK $623 for unpaid construction fees.

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

NOTE 16 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $39,909 and $37,320 for the six months ended June 30, 2016 and 2015, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the six months ended June 30, 2016 and 2015, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $3,023 and $1,302, respectively, totaled $13,824 and $9,057, respectively.

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

June 30, 2016 and 2015 (UNAUDITED)

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

NOTE 18 – DISPOSITIONS

During December 2015, the Company received a notice from a tenant to exercise a purchase option for a medical property located in Eau Claire, Wisconsin.  This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to December 31, 2015, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of December 31, 2015.

During the six months ended June 30, 2016, the operating partnership sold a medical property in Eau Claire, Wisconsin for approximately $1,400 and recognized a loss of $316.

The following table presents the assets and liabilities associated with the investment properties held for sale:

	June 30,	December 31,
	2016	2015

	(in thousands)
ASSETS
Real estate investments	$—	$1,716
Receivables	—	5

Total Assets	$—	$1,721

LIABILITIES
Mortgage notes payable	$—	$655
Accrued expenses and other liabilities	—	4

Total Liabilities	$—	$659

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 19 – BUSINESS COMBINATIONS AND ACQUISITIONS

The Company closed on the following acquisitions during the six months ended June 30, 2016:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/29/16	Titan Machinery	North Platte, NE	Implement dealership	16,480 sq. ft.	$1,769	$1,769
2/1/16	Bristol Park Apartments	Grand Forks, ND	Apartment complex	80 units	5,050	5,050
2/1/16	Redpath	White Bear Lake, MN	Office building	25,817 sq. ft.	4,000	4,000
3/1/16	Eagle Sky I Apartments	Bismarck, ND	Apartment complex	20 units	1,525	1,525
3/1/16	Eagle Sky II Apartments	Bismarck, ND	Apartment complex	20 units	1,525	1,525
5/4/16	Garden Grove Apartments	Bismarck, ND	Apartment complex	95 units	7,072	7,072
5/4/16	Washington Apartments	Grand Forks, ND	Apartment complex	17 units	667	667

					$21,608	$21,608

Total consideration given for acquisitions through June 30, 2016 was completed through issuing approximately 899,000 limited partnership units of the operating partnership valued at $15.50 per unit for an aggregate consideration of approximately $13,376, new loans of $2,662, assumed liabilities of $25 and cash of $5,545. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The Company closed on the following acquisitions during the six months ended June 30, 2015:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/13/15	Valley Homes Duplexes	Grand Forks, ND	Duplex complex	24 units	$2,148	$2,148
1/28/15	Titan Machinery	Bismarck, ND	Implement dealership	22,293 sq. ft.	3,416	3,416
2/3/15	Quail Creek	Springfield, MO	Apartment complex	164 units	10,900	10,900
5/13/15	Parkview Arms	Bismarck, ND	Apartment complex	62 units	4,464	4,464
6/16/15	Development land	Mankato, MN	Land	1.13 acres	263	263

					$21,191	$21,191

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

June 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	2016	2015

Land, building, tenant improvements and FF&E	$20,398	$20,120
Acquired lease intangible assets	1,386	1,071
Acquired lease intangible liabilities	(176)	-
Mortgages notes payable assumed	-	(299)
Other liabilities	(25)	(71)
Net assets acquired	21,583	20,821
Equity/limited partnership unit consideration	(13,376)	(6,049)
New loans	(2,662)	(10,230)

Net cash consideration	$5,545	$4,542

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first six months of 2016 and 2015.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first six months of 2016 and 2015.  In determining this value, the Board relied upon experience with, and knowledge about, our real estate portfolio and debt obligations.  The Board also relied on valuation methodologies that are commonly used in the real estate industry.  The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

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

NOTE 20 - SUBSEQUENT EVENTS

On July 15, 2016, we paid a dividend or distribution of $0.2400 per share on our common shares of beneficial interest, to common shareholders and limited partnership unit holders of record on June 30, 2016.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016 and 2015 (UNAUDITED)

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 32.57% of the operating partnership as of June 30, 2016.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of June 30, 2016, approximately 68.3% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of June 30, 2016, approximately 31.7% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 153 properties containing 8,752 apartment units and approximately 1,731,000 square feet of leasable commercial space as of June 30, 2016.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $609,872, which includes construction in progress.  Effective January 1, 2016, Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.  Sterling did complete two commercial transactions during the first quarter of 2016 which transactions were initiated prior to January 1, 2016.  We currently have no plans to dispose of our existing commercial properties.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six months ended June 30, 2016 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $7,356 or 15.9% for the six months ended June 30, 2016, compared to same six month period in 2015.
•

Acquired a total of seven (7) properties, including five (5) properties totaling 232 residential apartment units, and two (2) properties totaling 42,000 square feet of commercial space for a total of $21,608 during the six months ended June 30, 2016.

•	Declared and paid dividends totaling $0.4800 per common share for first and second quarters of 2016.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$20,141	$6,905	$27,046	$18,901	$4,651	$23,552
Real Estate Expenses
Real Estate Taxes	1,712	628	2,340	1,366	242	1,608
Property Management Fees	2,539	219	2,758	2,264	72	2,336
Utilities	1,516	297	1,813	1,554	197	1,751
Repairs and Maintenance	4,718	539	5,257	3,463	264	3,727
Insurance	314	21	335	529	13	542
Total Real Estate Expenses	10,799	1,704	12,503	9,176	788	9,964
Net Operating Income	$9,342	$5,201	14,543	$9,725	$3,863	13,588
Interest			4,562			4,053
Depreciation and amortization			5,596			4,194
Administration of REIT			1,394			1,054
Loss on lease terminations			274			—
Other (income)/expense			11			(309)
Net Income			$2,706			$4,596

Net Income Attributed to:
Noncontrolling Interest			$1,648			$3,085
Sterling Real Estate Trust			$1,058			$1,511
Dividends per share (1)			$0.2400			$0.2325
Earnings per share			$0.14			$0.20
Weighted average number of common shares			7,781			7,436

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $27,046 for the three months ended June 30, 2016 increased $3,494 or 14.8% in comparison to the same period in 2015. Residential property revenues increased $1,240 and commercial property revenues increased $2,254.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	June 30,	June 30,
	2016	2015
Residential occupancy	95.8%	96.1%
Commercial occupancy	96.4%	97.1%

Residential revenues for the three months ended June 30, 2016 increased $1,240 in comparison to the same period for 2015.  Approximately $947 of the increase was due to residential properties acquired since January 1, 2015.  Rental income from residential properties owned for more than one year increased approximately $293 in comparison to the same period in 2015.  Residential revenues comprised 74.5% of total revenues for the three months ended June 30, 2016 compared to 80.3% of total revenues for the three months ended June 30, 2015.  The residential occupancy rates for the three months ended June 30, 2016 decreased 0.3% primarily due to the number of new apartments available in the Midwest market in recent months.

For the three months ended June 30, 2016 total commercial revenues increased $2,254 in comparison to the same period for 2015. Commercial properties acquired since January 1, 2015, contributed approximately $2,288 in additional revenue during the three months ended June 30, 2016.  Rental income from commercial properties owned for more than one year decreased approximately $34 in comparison to the same period in 2015 primarily due to the disposition of one commercial property in April 2016. Commercial revenues comprised 25.5% of the total revenues for the three months ended June 30, 2016 compared to 19.7% of total revenues for the three months ended June 30, 2015.  The commercial occupancy rates for the three months ended June 30, 2016 decreased 0.7% primarily due to lease terms and conditions agreed upon with new tenants that delay the receipt of rent payments.

Expenses

Residential expenses from operations of $10,799 during the three months ended June 30, 2016 increased $1,623 or 17.7% in comparison to the same period in 2015. This increase was primarily attributed to the increase in number of residential properties owned during the three months ended June 30, 2016 versus the same period in 2015.   In addition, increased repair and maintenance expenses reflect investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $1,704 during the three months ended June 30, 2016 increased $916 or 116.2% in comparison to the same period in 2015.  The increase was primarily attributed to increases in repairs and maintenance expenses to repair a heating system at an office property in Bismarck, North Dakota and to repair an elevator at an office property in Duluth, Minnesota.

Interest expense of $4,562 during the three months ended June 30, 2016 increased $509 in comparison to the same period in 2015. Interest expense was approximately 16.9% and 17.2% of rental income for the three months ended June 30, 2016 and 2015 respectively.

Depreciation and amortization expense increased 33.4% from $4,194 for the three months ended June 30, 2015 to $5,596 for the three months ended June 30, 2016. The $1,402 increase was primarily a result of depreciation and amortization for the 12 properties added to our portfolio since June 30, 2015. Depreciation and amortization expense as a percentage of rental income for the three months ended June 30, 2016 and 2015 was relatively consistent at 20.7% and 17.8%, respectively.

Other income (expense) during the three months ended June 30, 2016 included a loss of $316 incurred in connection with the sale of a medical building in April 2016.  The sale was pursuant to the exercise of an option contained in the tenants lease.  No similar expense occurred during the three months ended June 30, 2015.

REIT administration expenses increased from $1,054 for the three months ended June 30, 2015 to $1,394 for the three months ended June 30, 2016 due to a increase in acquisition expenses related to higher acquisition activity in 2016 compared to the same period in 2015.

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

Residential NOI decreased $383 or -3.9% for the three months ended June 30, 2016 in comparison to the same three month period in 2015 due primarily to repairs and maintenance related to parking lot repairs, foundation work and grounds work in the residential segment. Commercial NOI increased $1,338 or 34.6% for the three months ended June 30,

2016 in comparison to the same three month period in 2015 due primarily to the acquisition of the office property acquired in Bloomington, MN in August 2015.

Net Income

Net income for the three months ended June 30, 2016 was $2,706 compared to $4,596 for the three months ended June 30, 2015.

Results of Operations for Six Months Ended June 30, 2016 and 2015

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$39,909	$13,824	$53,733	$37,320	$9,057	$46,377
Real Estate Expenses
Real Estate Taxes	3,415	1,243	4,658	3,036	478	3,514
Property Management Fees	4,909	416	5,325	4,531	142	4,673
Utilities	3,375	631	4,006	3,427	418	3,845
Repairs and Maintenance	8,455	960	9,415	6,473	549	7,022
Insurance	650	33	683	1,112	26	1,138
Total Real Estate Expenses	20,804	3,283	24,087	18,579	1,613	20,192
Net Operating Income	$19,105	$10,541	29,646	$18,741	$7,444	26,185
Interest			9,104			8,150
Depreciation and amortization			11,240			8,300
Administration of REIT			3,052			2,490
Loss on lease terminations			274			—
Other (income)/expense			(103)			(528)
Net Income			$6,079			$7,773

Net Income Attributed to:
Noncontrolling Interest			$3,750			$5,312
Sterling Real Estate Trust			$2,329			$2,461
Dividends per share (1)			$0.4800			$0.4650
Earnings per share			$0.3000			$0.3600
Weighted average number of common shares			7,736			6,875

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $53,733 for the six months ended June 30, 2016 increased $7,356 or 15.9% in comparison to the same period in 2015. Residential property revenues increased $2,589 and commercial property revenues increased $4,767.

The following table illustrates changes in occupancy for the six month periods indicated:

	June 30,	June 30,
	2016	2015
Residential occupancy	95.7%	95.9%
Commercial occupancy	95.5%	97.4%

Residential revenues for the six months ended June 30, 2016 increased $2,589 in comparison to the same period for 2015.  Residential properties acquired since January 1, 2015 contributed approximately $1,918 to the increase in total residential revenues in the six months ended June 30, 2016. Rental income from residential properties owned for more than one year increased approximately $671 in comparison to the six months ended June 30, 2015.  Residential revenues comprised 74.3% of total revenues for the six months ended June 30, 2016 compared to 80.5% of total revenues for the six months ended June 30, 2015.  The residential occupancy rates for the six months ended June 30, 2016 decreased 0.2% primarily due to the number of new apartments available in the Midwest market in recent months.

For the six months ended June 30, 2016, total commercial revenues increased $4,767 in comparison to the same period for 2015. Commercial properties acquired since January 1, 2015 contributed approximately $4,419 to the increase in total commercial revenues in the six months ended June 30, 2016.  Rental income from commercial properties owned for more than one year increased approximately $348 in comparison to the six months ended June 30, 2015 primarily due to proceeds from a sublease contribution from a triple net tenant in a medical property in Wisconsin. Commercial revenues comprised 25.7% of the total revenues for the six months ended June 30, 2016 compared to 19.5% of total revenues for the six months ended June 30, 2015. The commercial occupancy rates for the six months ended June 30, 2016 decreased 1.9% primarily due to lease terms and conditions agreed upon with new tenants that delay the receipt of rent payments.

Expenses

Residential expenses from operations of $20,804 during the six months ended June 30, 2016 increased $2,225 or 12.0% in comparison to the same period in 2015. This increase was primarily attributed to the increase in the number of residential properties owned during the six months ended June 30, 2016 versus the same period in 2015.   In addition, increased repair and maintenance expenses reflect the investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $3,283 during the six months ended June 30, 2016 increased $1,670 or 103.5% in comparison to the same period in 2015.  The increase was primarily attributed to the office property acquired in Bloomington, MN in August 2015.

Interest expense of $9,104 during the six months ended June 30, 2016 increased $954 in comparison to the same period in 2015 due to increased levels of debt outstanding. Interest expense was approximately 16.9% and 17.6% of rental income for the six months ended June 30, 2016 and 2015, respectively.

Depreciation and amortization expense increased 35.4% from $8,300 for the six months ended June 30, 2015 to approximately $11,240 for the six months ended June 30, 2016. The $2,940 increase was primarily a result of depreciation and amortization for the 12 properties added to our portfolio since June 30, 2015. Depreciation and amortization expense as a percentage of rental income for the six months ended June 30, 2016 and 2015 was relatively consistent at 20.9% and 17.9%, respectively.

Other income (expense) during the six months ended June 30, 2016 included a loss of $320 incurred in connection with the sale of a medical building in April 2016 and the sale of a vehicle in January 2016.  The sale was pursuant to the exercise of an option contained in the tenants lease.  No similar expense occurred during the six months ended June 30, 2015.

REIT administration expenses increased from $2,490 for the six months ended June 30, 2015 to $3,052 for the six months ended June 30, 2016 due to an increase in acquisition expenses related to acquisition activity in comparison to the same period in 2015.

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

Residential NOI increased $364 or 1.9% for the six months ended June 30, 2016 in comparison to the same six month period in 2015 due primarily to acquisition activity in the residential segment. Commercial NOI increased $3,097 or 41.6% for the six months ended June 30, 2016 in comparison to the same three month period in 2015 due primarily to the office property acquired in Bloomington, MN in August 2015.

Net Income

Net income for the six months ended June 30, 2016 was $6,079 compared to $7,773 for the six months ended June 30, 2015.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the six months ended June 30, 2016

We acquired seven properties for a total of $21,608 during the six months ended June 30, 2016. Total consideration for the acquisitions was the issuance of approximately $13,376 in limited partnership units of the operating partnership, new loans of $2,662, assumed liabilities of $25 and cash of $5,545.

Property Acquisitions and Dispositions during the six months ended June 30, 2015

We acquired four properties and a parcel of land for a total of $21,191 during the six months ended June 30, 2015. Total consideration for the acquisitions was the issuance of approximately $6,049 in limited partnership units of the operating partnership, new loans of $10,230, assumed loans of $299, assumed liabilities of $71 and cash of $4,542.

See Notes 18 and 19 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the six months ended June 30, 2016 and 2015.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the six months ended June 30, 2016 and 2015, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2016			Three months ended June 30, 2015
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$839	7,781	$0.11	$1,511	7,436	$0.20

Add back:
Noncontrolling Interest - OPU	2,038	15,968		3,085	14,911
Depreciation & Amortization from continuing operations	5,596			4,194
Pro rata share of unconsolidated affiliate depreciation & amortization	118			120
Loss on depreciable asset sales	316			—
Loss on impairment of property	—			—
Subtract:
Gain on land and depreciable asset sales	—			—
Funds from operations applicable to common shares and limited partnership units (FFO)	8,907	23,749	$0.38	8,910	22,347	$0.40
Add back:
Acquisition, and disposition expenses	515			280
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$9,422	23,749	$0.40	$9,190	22,347	$0.41

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

	Six months ended June 30, 2016			Six months ended June 30, 2015
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,110	7,736	$0.27	$2,461	6,875	$0.36

Add back:
Noncontrolling Interest - OPU	4,295	15,744		5,312	14,837
Depreciation & Amortization from continuing operations	11,240			8,300
Pro rata share of unconsolidated affiliate depreciation & amortization	237			241
Loss on depreciable asset sales	316			—
Loss on impairment of property	—			—
Subtract:
Gain on land and depreciable asset sales	—			—
Funds from operations applicable to common shares and limited partnership units (FFO)	18,198	23,480	$0.78	16,314	21,712	$0.75
Add back:
Acquisition, and disposition expenses	1,227			810
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$19,425	23,480	$0.83	$17,124	21,712	$0.79

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

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

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Net cash flows provided by operating activities	$16,956	$12,809
Net cash flows used in investing activities	$(7,462)	$(5,668)
Net cash flows provided by (used in) financing activities	$3,800	$(1,411)

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

Net cash provided by operating activities was $16,956 and $12,809 for the six months ended June 30, 2016 and 2015, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the six months ended June 30, 2016 and 2015 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $7,462 and $5,668 for the six months ended June 30, 2016 and 2015, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the six months ended June 30, 2016 and 2015, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $9,486 and $7,049, respectively, and the changes in restricted cash for replacement reserve escrows was $245 and $1,222, respectively.  In addition, during the six months ended June 30, 2016, proceeds of $1,404 were generated from the sale of one commercial medical property and the sale of one vehicle.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash provided by financing activities was $3,800 for the six months ended June 30, 2016. Net cash used by financing activities was $1,411 for the six months ended June 30, 2015. During the six months ended June 30, 2016,  we paid $8,617 in dividends and distributions, redeemed $1,278 of shares and units, received proceeds from new mortgage notes payable of $19,460, and made mortgage principal payments of $6,273. For the six months ended June 30, 2015, we paid $7,669 in dividends and distributions, redeemed $1,098 of shares and units, received proceeds from new mortgage notes payable of $9,636, made mortgage principal payments of $10,295, made net payments of $16,419 on short-term borrowings and received proceeds from issuance of common shares of $25,750.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2016 to June 30, 2016 totaling $3,712 or $0.4800 per share, including amounts reinvested through the dividend reinvestment plan.  During the six months ended June 30, 2016, we paid cash dividends of $1,306 and dividends of $2,406 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $16,955 from our cash flows from operations and $196 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2015 to June 30, 2015 totaling $3,371 or $0.4650 per share, including amounts reinvested through the dividend reinvestment plan.  During the six months ended June 30, 2015, we paid cash dividends of $1,185 and dividends of $2,186 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $12,809 from our cash flows from operations and $184 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Cash flows provided by operations (includes net income of $6,079 and $7,773, respectively)	$16,956	$12,809
Distributions from unconsolidated affiliates	196	184
Loss on sales of properties	(320)	—
Dividends declared	(3,712)	(3,371)
Excess (Deficit)	$13,120	$9,622

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2016, we declared distributions of $7,636 to holders of limited partnership units in our operating partnership, which we paid on April 15, 2016 and July 15, 2016.  Distributions were paid at a rate of $0.2400 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the six months ended June 30, 2015, we declared distributions of $6,916 to holders of limited partnership units in our operating partnership, which we paid on April 15, 2015 and July 15, 2015. Distributions were paid at a rate of $0.2325 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the six months ended June 30, 2016, we paid aggregate dividends of $3,712, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $18,198 while our modified funds from operations, or MFFO, for the six months ended June 30, 2016 was $19,425; therefore our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2015, we paid aggregate dividends of $3,371 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $16,314 while our MFFO, as of the six months ended June 30, 2015 was $17,124. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At June 30, 2016, our cash resources consisted of cash and cash equivalents totaling approximately $19,754. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $6,810, which could potentially be used as collateral to secure additional financing in future periods.

At June 30, 2016, there was no balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements.  See Note 7 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the six months ended June 30, 2016, we did not sell any common shares in a private placements. During the six months ended June 30, 2016, we issued 155,000 and 69,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $3,406.  During the six months ended June 30, 2015, we issued 1,677,000 common shares in a private placement to accredited investors pursuant to Rule 506 of Regulation D and raised gross proceeds of $25,750.  During the six months ended June 30, 2015, we issued 135,000 and 56,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $2,796.

During the six months ended June 30, 2016, we issued limited partnership units valued at approximately $13,376 in connection with the acquisition of six properties.

During the six months ended June 30, 2015, we issued limited partnership units valued at approximately $6,049 in connection with the acquisitions of four properties.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2016, most of our commercial leases require tenants to reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the six months ended June 30, 2016, inflation did not have a material impact on our revenues or net income.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of June 30, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended June 30, 2016, except as noted below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $15.50, as set forth in the table below, during the three months ended June 30, 2016 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Garden Grove Apartments, Bismarck, ND	05/04/16	372,101	$5,768
Washington Apartments, Grand Forks, ND	05/04/16	35,559	551
		407,660	$6,319

Other Sales

During the three months ended June 30, 2016, we issued 8,393 common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D. The issuances during the three months ended June 30, 2016 were as set forth below:

Total Number of
Common Shares
Period	Exchanged
April 1-30, 2016	8,393
May 1-31, 2016	—
June 1-30, 2016	—
8,393

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended June 30, 2016:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
April 1-30, 2016	18,000	13,000	$15.00	985,000	614,000	$8,635
May 1-31, 2016	7,000	2,000	$15.00	992,000	616,000	$8,503
June 1-30, 2016	—	1,000	$15.00	992,000	617,000	$8,495
Total	25,000	16,000

For the three months ended June 30, 2016, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended June 30, 2016, all common shares and units redeemed were redeemed as part of the publicly announced plans.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) Consolidated Statement of Shareholders’ Equity for six months ended June 30, 2016; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 8, 2016

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)