Form 10-Q
period 2016-09-30
Sterling Real Estate Trust
filed 2016-11-08
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2016
Common Shares of Beneficial Interest, $0.01 par value per share	8,005,158

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, 2016 (UNAUDITED) and December 31, 2015

	September 30,	December 31,
	2016	2015
	(in thousands)
ASSETS
Real estate investments	$612,077	$594,509
Cash and cash equivalents	16,165	6,461
Restricted deposits and funded reserves	6,985	6,115
Investment in unconsolidated affiliates	8,768	9,022
Due from related party	—	60
Receivables	4,085	3,428
Prepaid expenses	777	844
Notes receivable	668	651
Financing and lease costs, less accumulated amortization of $1,633 in 2016 and $1,356 in 2015	1,030	1,240
Assets held for sale	2,467	1,721
Intangible assets, less accumulated amortization of $9,991 in 2016 and $7,655 in 2015	16,631	18,184
Other assets	5	140

Total Assets	$669,658	$642,375

LIABILITIES
Mortgage notes payable, net	$393,798	$379,911
Special assessments payable	1,669	1,659
Dividends payable	5,805	5,319
Due to related party	1,068	440
Tenant security deposits payable	3,829	3,763
Subordinated debt	225	200
Lease intangible liabilities, less accumulated amortization of $1,045 in 2016 and $803 in 2015	2,151	2,253
Accounts payable - trade	454	819
Retainage payable	217	6
Liabilities related to assets held for sale	149	659
Fair value of interest rate swaps	191	219
Deferred insurance proceeds	165	69
Accrued expenses and other liabilities	7,654	6,631
Total Liabilities	417,375	401,948

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Noncontrolling interest
Operating partnership	165,021	154,810
Partially owned properties	4,035	4,537
Beneficial interest	83,418	81,299
Accumulated other comprehensive loss	(191)	(219)
Total Shareholders' Equity	252,283	240,427

	$669,658	$642,375

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED September 30, 2016 and 2015 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$25,365	$23,640	$76,075	$68,715
Tenant reimbursements	1,523	1,048	4,547	2,350
	26,888	24,688	80,622	71,065
Expenses
Expenses from rental operations
Interest	4,636	4,373	13,740	12,523
Depreciation and amortization	5,471	5,325	16,711	13,624
Real estate taxes	2,360	1,944	7,020	5,460
Property management fees	2,771	2,369	8,095	7,042
Utilities	1,709	1,658	5,715	5,503
Repairs and maintenance	6,288	5,192	15,703	12,213
Insurance	339	555	1,022	1,693
Loss on lease terminations	25	—	299	—
	23,599	21,416	68,305	58,058
Administration of REIT
Administrative expenses	71	56	301	233
Advisory fees	669	617	1,971	1,764
Acquisition and disposition expenses	299	1,181	1,526	1,992
Trustee fees	14	14	46	37
Legal and accounting	83	104	343	437
	1,136	1,972	4,187	4,463
Total expenses	24,735	23,388	72,492	62,521
Income from operations	2,153	1,300	8,130	8,544
Other income (expense)
Equity in income of unconsolidated affiliates	298	231	820	717
Dividend and interest income	24	12	62	43
Gain (Loss) on sale of real estate investments	—	470	(320)	470
Gain (Loss) on involuntary conversion	48	76	(89)	87
Loss on extinguishment of debt	—	(2)	—	(3)
	370	787	473	1,314
Net income	$2,523	$2,087	$8,603	$9,858

Net income (loss) attributable to noncontrolling interest:
Operating Partnership	1,814	1,365	6,109	6,676
Partially owned properties	(176)	(356)	(502)	(356)
Net income attributable to Sterling Real Estate Trust	$885	$1,078	$2,996	$3,538

Net income per common share, basic and diluted	$0.11	$0.14	$0.38	$0.50

Comprehensive income:
Net income	$2,523	$2,087	$8,603	$9,858
Other comprehensive gain (loss) - change in fair value of interest rate swaps	33	(9)	28	8
Comprehensive income	2,556	2,078	8,631	9,866
Comprehensive income attributable to noncontrolling interest	1,661	1,003	5,626	6,326
Comprehensive income attributable to Sterling Real Estate Trust	$895	$1,075	$3,005	$3,540

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED September 30, 2016 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2015	7,579	$99,677	$(18,378)	$81,299	$154,810	$4,537	$(219)	$240,427
Shares issued pursuant to trustee compensation plan	4	60		60				60
Contribution of assets in exchange for the issuance of noncontrolling interest shares					16,940	—		16,940
Shares/units redeemed	(61)	(908)		(908)	(857)	—		(1,765)
Dividends declared			(5,606)	(5,606)	(11,546)	—		(17,152)
Dividends reinvested - stock dividend	236	3,543		3,543				3,543
Issuance of shares under optional purchase plan	101	1,599		1,599				1,599
UPREIT units converted to REIT common shares	27	435		435	(435)	—		—
Change in fair value of interest rate swaps							28	28
Net income			2,996	2,996	6,109	(502)		8,603
BALANCE AT SEPTEMBER 30, 2016	7,886	$104,406	$(20,988)	$83,418	$165,021	$4,035	$(191)	$252,283

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2016 and 2015 (UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
OPERATING ACTIVITIES
Net income	$8,603	$9,858
Adjustments to reconcile net income to net cash from operating activities
(Gain) loss on sale of real estate	320	(470)
Loss on extinguishment of debt	—	3
(Gain) loss on involuntary conversion	89	(76)
Loss on lease terminations	299	—
Equity in income of unconsolidated affiliates	(820)	(717)
Distributions of earnings of unconsolidated affiliates	816	711
Depreciation	13,882	11,911
Amortization	2,751	1,713
Amortization of debt issuance costs	517	454
Effects on operating cash flows due to changes in
Restricted deposits - tenant security deposits	(85)	(1,169)
Restricted deposits - real estate tax and insurance escrows	20	496
Due from related party	60	109
Receivables	(286)	14
Prepaid expenses	66	296
Other assets	135	(186)
Due to related party	(8)	(2,155)
Tenant security deposits payable	67	154
Accounts payable - trade	(561)	(913)
Accrued expenses and other liabilities	934	377
NET CASH PROVIDED BY OPERATING ACTIVITIES	26,799	20,410
INVESTING ACTIVITIES
Purchase of real estate investment properties	(7,352)	(20,733)
Capital expenditures and tenant improvements	(7,518)	(4,211)
Proceeds from sale of real estate investments	1,404	1,424
Proceeds from involuntary conversion	915	13
Investment in unconsolidated affiliates	(67)	(36)
Distributions in excess of earnings received from unconsolidated affiliates	325	120
Restricted deposits - replacement reserve escrows	(819)	1,236
Notes receivable issued	(24)	—
Notes receivable payments received	7	—
NET CASH USED IN INVESTING ACTIVITIES	(13,129)	(22,187)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(431)	(1,237)
Payments on investment certificates	—	(174)
Principal payments on special assessments payable	(657)	(68)
Proceeds from issuance of mortgage notes payable and subordinated debt	20,271	26,035
Principal payments on mortgage notes payable	(9,857)	(12,917)
Advances on lines of credit	6,669	9,741
Payments on lines of credit	(6,669)	(26,160)
Proceeds from contributions received from noncontrolling interest - partially owned properties	—	5,015
Proceeds from issuance of common shares	—	25,750
Proceeds from issuance of shares under optional purchase plan	1,599	1,261
Shares/units redeemed	(1,765)	(1,465)
Dividends/distributions paid	(13,126)	(11,792)
Payment of syndication costs	—	(1,335)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,966)	12,654
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,704	10,877
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,461	643
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,165	$11,520

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2016 and 2015 (UNAUDITED) (Continued)

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$13,776	$11,806

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$3,543	$3,048
Dividends declared and not paid	1,893	1,753
UPREIT distributions declared and not paid	3,912	3,502
UPREIT units converted to REIT common shares	435	87
Stock issued pursuant to trustee compensation plan	60	56
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	16,940	7,452
Increase in land improvements due to increase in special assessments payable	772	80
Unrealized gain on interest rate swaps	28	8
Acquisition of assets with new financing	2,662	45,830
Acquisition of assets through assumption of debt and liabilities	78	2,000
Capitalized interest and real estate taxes related to construction in progress	66	—
Acquisition of assets with accounts payable	413	65

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of September 30, 2016 and December 31, 2015, Sterling owned approximately 32.60% and 33.12%, respectively, of the operating partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2016 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the three and nine months ended September 30, 2016 and 2015, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and nine months ended September 30, 2016. These adjustments are of a normal recurring nature.

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

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 155 properties.  The Trust’s 104 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 51 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 68.5% residential and 31.5% commercial (based on cost) and total $612,077 in real estate investments at September 30, 2016.  Effective January 1, 2016, Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.  Sterling did complete two commercial transactions during the first quarter of 2016 which transactions were initiated prior to January 1, 2016.  We currently have no plans to dispose of our existing commercial properties.

Residential Property	Location	No. of Properties	Units
	North Dakota	85	5,358
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		104	8,865

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	21	832,908
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	15	683,090
	Mississippi	1	14,820
	Nebraska	1	16,480
	Texas	1	7,296
	Wisconsin	6	74,916
		51	1,731,099

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

September 30, 2016 and 2015 (UNAUDITED)

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

Depreciation expense for the three months ended September 30, 2016 and 2015 totaled $4,625 and $4,287, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 totaled $13,882 and $11,911, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the nine months ended September 30, 2016 and 2015.

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

September 30, 2016 and 2015 (UNAUDITED)

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

There was one retail property classified as held for sale at September 30, 2016 and one medical property classified as held for sale at December 31, 2015.  See Note 18.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the nine months ended September 30, 2016 and 2015.

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

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of September 30, 2016, we assessed one of our limited liability company arrangements as a variable interest entity where we were not the primary beneficiary.  In addition, four of our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of September 30, 2016 and December 31, 2015, the unconsolidated affiliates held total assets of $30,978 and $32,296 and mortgage notes payable of $20,122 and $20,421, respectively.

The operating partnership owns a 40.26% interest as a tenant in common in a single asset limited liability company which owns a 144 unit residential, multifamily apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2016 and December 31, 2015 of $2,208 and $2,259, respectively. We owed $889 and $909 of our respective share of the mortgage loan balance as of September 30, 2016 and December 31, 2015, respectively.  The Company is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center as a tenant in common through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2016 and December 31, 2015 of $10,940 and $11,079, respectively. We owed $5,470 and $5,540 for our respective share of the mortgage loan balance as of September 30, 2016 and December 31, 2015, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2016 and December 31, 2015 of $6,974 and $7,083, respectively. We owed $4,650 and $4,722 for our respective share of the mortgage loan balance on September 30, 2016 and December 31, 2015, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns an 82.50% interest as a tenant in common in a 61 unit residential, multifamily apartment complex in Fargo, North Dakota. The property was unencumbered at September 30, 2016 and December 31, 2015, respectively.

The operating partnership is a 99% owner of Michigan Street Transit Center, LLC (“Transit Center”) through 100% ownership in a limited liability company. The operating partnership has contributed approximately $644 in cash and $1,316 in property contributions to the Transit Center in May and June 2014, respectively. As of September 30, 2016, the property owned by the Transit Center consisted of land previously occupied by a building and parking ramp in Duluth, Minnesota which were both demolished during 2014.  The new parking ramp on the site was fully operational in October 2016.  The property was unencumbered at September 30, 2016 and December 31, 2015, respectively.

Receivables

Receivables consist primarily of amounts due for rent. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of September 30, 2016 and December 31, 2015, management determined no allowance was necessary for uncollectible receivables.

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at September 30, 2016 and December 31, 2015.

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

Partially Owned Properties: The Company reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Company that are not wholly owned by the Company.  The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated statement of operations and comprehensive income.

Syndication Costs

Syndication costs consist of costs paid to attorneys, accountants, and selling agents, related to the raising of capital. Syndication costs are recorded as a reduction to beneficial and noncontrolling interest.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2016 and December 31, 2015 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2012.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $124  and $64 for the three months ended September 30, 2016 and 2015, respectively. The straight-line rent adjustment increased revenue by $391 and $206 the nine months ended September 30, 2016 and 2015, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of September 30, 2016 and December 31, 2015 was $3,254 and $2,863, respectively. We receive payments for expense

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of September 30, 2016 and 2015, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended September 30, 2016 and 2015, Sterling’s denominators for the basic and diluted earnings per common share were approximately 7,891,000 and 7,543,000, respectively. For the nine months ended September 30, 2016 and 2015, Sterling’s denominators for the basic and diluted earnings per common share were approximately 7,788,000 and 7,100,000, respectively.

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

In April 2015, the FASB issued ASU No. 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Upon adoption of the standard, on January 1, 2015, we reclassified unamortized debt issuance costs related to the Company’s mortgage notes payable from assets, net to reductions in mortgage notes payable within our consolidated

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

balance sheets as of December 31, 2015 to conform with the new ASU and the presentation of such costs in our consolidated balance sheet as of September 30, 2016.

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

Reclassifications

Certain amounts previously reported in our quarterly report ended September 30, 2015 have been reclassified to conform to the consolidated balance sheet, statement of operations and cash flows presentations in 2016.

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

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2016 and 2015, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended September 30, 2016			Three months ended September 30, 2015

	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$20,081	$6,807	$26,888	$19,116	$5,572	$24,688
Expenses from rental operations	11,547	1,920	13,467	10,218	1,500	11,718
Net operating income	$8,534	$4,887	$13,421	$8,898	$4,072	$12,970
Interest			4,636			4,373
Depreciation and amortization			5,471			5,325
Administration of REIT			1,136			1,972
Loss on lease terminations			25			—
Other (income)/expense			(370)			(787)
Net income			$2,523			$2,087

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$59,990	$20,632	$80,622	$56,436	$14,629	$71,065
Expenses from rental operations	32,353	5,202	37,555	28,797	3,114	31,911
Net operating income	$27,637	$15,430	$43,067	$27,639	$11,515	$39,154
Interest			13,740			12,523
Depreciation and amortization			16,711			13,624
Administration of REIT			4,187			4,463
Loss on lease terminations			299			—
Other (income)/expense			(473)			(1,314)
Net income			$8,603			$9,858

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of September 30, 2016	Residential	Commercial	Total
	(in thousands)
Real estate investments	$499,181	$200,600	$699,781
Accumulated depreciation	(59,925)	(27,779)	(87,704)
	$439,256	$172,821	612,077
Cash and cash equivalents			16,165
Restricted deposits and funded reserves			6,985
Investment in unconsolidated affiliates			8,768
Receivables and other assets			5,535
Financing and lease costs, less accumulated amortization			1,030
Assets held for sale			2,467
Intangible assets, less accumulated amortization			16,631
Total Assets			$669,658

As of December 31, 2015	Residential	Commercial	Total
	(in thousands)
Real estate investments	$472,129	$197,355	$669,484
Accumulated depreciation	(50,668)	(24,307)	(74,975)
	$421,461	$173,048	594,509
Cash and cash equivalents			6,461
Restricted deposits and funded reserves			6,115
Investment in unconsolidated affiliates			9,022
Receivables and other assets			5,123
Financing and lease costs, less accumulated amortization			1,240
Assets held for sale			1,721
Intangible assets, less accumulated amortization			18,184
Total Assets			$642,375

note 4 – real estate investments

As of September 30, 2016	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$66,288	$37,736	$104,024
Building and improvements	405,416	161,398	566,814
Furniture, fixtures and equipment	24,776	1,466	26,242
Construction in progress	2,701	—	2,701
	499,181	200,600	699,781
Less accumulated depreciation	(59,925)	(27,779)	(87,704)
	$439,256	$172,821	$612,077

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

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

Construction in progress as of September 30, 2016 consists of development and planning costs associated with phase II and III of a multifamily apartment community under construction in Bismarck, North Dakota.  Phase II of the project consists of a clubhouse and six 6-plex, two-story townhomes and Phase III consists of up to six, 4-story apartment buildings with underground parking.  The clubhouse was substantially complete in July 2016 and the first townhome building was substantially completed in September 2016.  Site work has commenced on the remaining five townhome buildings of Phase II.  Phase III of the development is still in the planning stages and construction has not yet commenced.  Phase II of the project is estimated to cost $9,061 and is expected to be substantially completed in third quarter 2017.  We have a construction contract of $1,232 for the clubhouse and $7,829 for the townhomes, of which $1,066 and $3,283 have been completed to date, including $53 and $164 of retainage which is included in payables at September 30, 2016, respectively. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for Phase II.

NOTE 5 – NOTES RECEIVABLE

Notes receivable primarily consisted of a $600 note to an unaffiliated party to provide working capital and for improvements on a residential property bearing interest at a rate of 6.5%. This note is personally guaranteed by the owner.  Accrued interest is due monthly beginning until the note is paid in full.  The principal plus accrued interest was originally due and payable on the earlier of: 1) within ninety days of the lender’s demand, which demand may be made at any time after June 1, 2015, or 2) August 31, 2016.  Upon maturing the note was extended for an additional twelve months to August 31, 2017 with the same terms.

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2016	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$23,507	$(9,138)	$14,369
Above-market leases	3,115	(853)	2,262
	$26,622	$(9,991)	$16,631
Intangible Liabilities
Below-market leases	$(3,196)	$1,045	$(2,151)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Lease	Accumulated	Lease
As of December 31, 2015	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$22,722	$(6,974)	$15,748
Above-market leases	3,117	(681)	2,436
	$25,839	$(7,655)	$18,184
Intangible Liabilities
Below-market leases	$(3,056)	$803	$(2,253)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2016 (October 1, 2016 to December 31, 2016)	$779	$77
2017	2,520	288
2018	2,262	282
2019	1,956	273
2020	1,527	221
Thereafter	7,587	1,010
	$16,631	$2,151

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of September 30, 2016 was 6.0 years.

NOTE 7 – LINES OF CREDIT

We have a $27,000 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; and a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in November 2019. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; Edina, Minnesota, St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expired October 2016; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell Bank, which expires December 2016.   At September 30, 2016, there was no balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements.  Certain of the variable lines of credit have limits on availability based on collateral specific critieria.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of December 31, 2015, four residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  A waiver was received from the lender.  As of September 30, 2016, we were in compliance with all covenants.

Subsequent to quarter end, the unsecured line of credit with Bremer Bank was extended to October 29, 2017.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	September 30,	December 31,
	2016	2015
	(in thousands)
Fixed rate mortgage notes payable (a)	$396,998	$383,292
Less unamortized debt issuance costs	3,200	3,381
	$393,798	$379,911

(a)	Includes $3,082 and $3,158 of variable rate mortgage debt that was swapped to a fixed rate at September 30, 2016 and December 31, 2015, respectively.

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

Mortgage loan payables, net were $393,798 and $379,911 as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, we had 117 fixed rate and no variable rate mortgage loans with effective interest rates ranging from 2.57% to 7.25% per annum and a weighted average effective interest rate of 4.44% per annum.

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2015,  three loans on residential properties and two loans on commercial properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Bismarck, North Dakota with a total outstanding balance of $9,650 at December 31, 2015. Waivers have been received from the lenders.  As of September 30, 2016, we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2016 (October 1, 2016 to December 31, 2016)	$3,505
2017	36,448
2018	17,018
2019	24,335
2020	26,975
Thereafter	288,717
Total payments	$396,998

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

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to accumulated comprehensive income. As of September 30, 2016 and December 31, 2015, we recorded a liability and other comprehensive loss of $191 and $219, respectively.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2016		December 31, 2015
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable	$393,798	$418,832	$379,911	$391,401
Fair value of interest rate swaps	$191	$191	$219	$219

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

September 30, 2016 and 2015 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2016
Fair value of interest rate swaps	$—	$191	$—	$191
December 31, 2015
Fair value of interest rate swaps	$—	$219	$—	$219

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016 and December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2016
Mortgage notes payable	$—	$—	$418,832	$418,832
December 31, 2015
Mortgage notes payable	$—	$—	$391,401	$391,401

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.42% to 3.53% and from 3.97% to 4.05% at September 30, 2016 and December 31, 2015, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of September 30, 2016.  The Company’s mortgage notes payable are further described in Note 8.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of September 30, 2016 and December 31, 2015, outstanding limited partnership units totaled 16,301,000 and 15,300,000 respectively. As of September 30, 2016 and 2015, the operating partnership declared distributions of $3,912 and $3,502 respectively, to limited partners paid in October 15, 2016 and 2015, respectively.  Distributions per unit were $0.7200 and $0.6975 during the nine months ended September 30, 2016 and 2015, respectively.

During the nine months ended September 30, 2016, Sterling exchanged 27,000 common shares for 27,000 limited partnership units held by limited partners, pursuant to redemption requests.  The aggregate value of these transactions was $435.  During the nine months ended September 30, 2015,  Sterling exchanged 6,000 common shares for 6,000 limited partnership units held by limited partners, pursuant to redemption requests.  The aggregate value of these transactions was $87.

At the sole and absolute discretion of the limited partnership, and so long our redemption plans exists and applicable holding periods are met, Limited Partners may request the operating partnership redeem their limited partnership units.  The operating partnership may choose to offer the Limited Partner: (i) cash for the redemption or, at the request of the Limited Partner, (2) offer shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share (the “Exchange Request”).  The Exchange Request shall be exercised pursuant to a Notice of Exchange.  If the issuance of Sterling common shares pursuant to an Exchange Request will cause the shareholder to exceed the ownership limitations, among other reasons, payment will be made to the Limited Partner in cash.  No Limited Partner may exercise an Exchange Request more than twice during any calendar year, and Exchange Requests may not be made for less than 1,000 limited partnership units.  If a Limited Partner owns fewer than 1,000 limited partnership units, all of the limited partnership units held by the Limited Partner must be exchanged pursuant to the Exchange Request.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

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

During the nine months ended September 30, 2016 and 2015, the Company redeemed 61,000 and 63,000 common shares valued at $908 and $919, respectively.  In addition, during the nine months ended September 30, 2016 and 2015, the Company redeemed 58,000 and 38,000 units valued at $857 and $546, respectively.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of September 30, 2016 and December 31, 2015, there were 7,886,000 and 7,579,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.7200 per share and $0.6975 per share for the nine months ended September 30, 2016 and 2015, respectively.

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%)  of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $5 per fiscal quarter without our prior approval. The purchase price per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $16.00 and $15.50 at September 30, 2016 and December 31, 2015, respectively. See discussion of determination of estimated value in Note 19.

Therefore, the purchase price per common share for dividend reinvestments was $15.20 and $14.725 and for additional optional cash purchases was $16.00 and $15.50 at September 30, 2016 and December 31, 2015, respectively. The Board,

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the nine months ended September 30, 2016,  236,000 shares were issued pursuant to dividend reinvestments and 101,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the nine months ended September 30, 2015,  208,000 shares were issued pursuant to dividend reinvestments and 82,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the nine months ended September 30, 2016 and 2015, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed by GOLDMARK. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the nine months ended September 30, 2016 and 2015, we paid management fees of $7,411 and $6,930, respectively, to GOLDMARK Property Management.  In addition, during the nine months ended September 30, 2016 and 2015, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $3,554 and $3,012, respectively.

Board of Trustee Fees

We incurred Trustee fees of $46 and $37 during the nine months ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, and December 31, 2015 we owed our Trustees $14 and $27 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

September 30, 2016 and 2015 (UNAUDITED)

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

TC = Total Project Cost

Management Fees

During the nine months ended September 30, 2016 and 2015, we incurred advisory management fees of $1,971 and $1,764 with Sterling Management, LLC, our Advisor. As of September 30, 2016 and December 31, 2015, we owed our Advisor $225 and $214, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

Acquisition Fees

During the nine months ended September 30, 2016 and 2015, we incurred acquisition fees of $680 and $962, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of September 30, 2016 and December 31, 2015.

Financing Fees

During the nine months ended September 30, 2016 and 2015, we incurred financing fees of $68 and $188 with our Advisor for loan financing and refinancing activities. There were no financing fees owed to our Advisor as of September 30, 2016. As of December 31, 2015, we owed our Advisor $23 for unpaid financing fees.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Disposition Fees

During the nine months ended September 30, 2016 and 2015, we incurred $35 and $36 in disposition fees with our Advisor, respectively. See Note 18. There were no disposition fees owed to our Advisor as of September 30, 2016 and December 31, 2015, respectively.

Development Fees

During the nine months ended September 30, 2016 and 2015, we incurred $107 and $336 in development fees incurred with our Advisor, respectively. As of September 30, 2016 and December 31, 2015, we owed our Advisor a total of $127 and $69 for unpaid development fees, of which $75 and $69 were for unpaid development fees as part of a 10% hold back, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the nine months ended September 30, 2016, we issued directly or indirectly, 458,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, and Messr. Swenson, one of our officers, in connection with the acquisition of various properties. The aggregate value of these units was $7,167.

During the nine months ended September 30, 2015, we issued directly or indirectly, 175,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $2,706.

Commissions

During the nine months ended September 30, 2016 and 2015, we incurred real estate commissions of $697 and $882, respectively, owed to GOLDMARK Commercial Real Estate Services, Inc. (f/k/a GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.), which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of September 30, 2016 and December 31, 2015

During the nine months ended September 30, 2016, we did not incur brokerage fees  During the nine months ended September 30, 2015, we incurred brokerage fees of $931 and $348 to a broker-dealer benefiting Dale Lian and James Echtenkamp, respectively, shareholders of Sterling and members of our Advisor. Brokerage fees were based on 7% of the purchase price of Sterling common shares sold.  There were no outstanding brokerage fees owed as of September 30, 2016 or December 31, 2015.

Rental Income

During the nine months ended September 30, 2016 and 2015, we received rental income of $161 and $161, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the nine months ended September 30, 2016 and 2015, we received rental income of $39 and $38, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the nine months ended September 30, 2016 and 2015, we received rental income of $34 and $33, respectively, under operating lease agreements with our Advisor.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Construction Costs

As of September 30, 2016,  since the project’s inception, we incurred total costs of  $4,349 related to the construction of Phase II of the Bismarck, North Dakota development project which consists of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development.  As of September 30, 2016, we owed GOLDMARK Development $217 for retainage and $696 for unpaid construction fees.

As of December 31, 2015, since the project’s inception, we incurred costs related to the construction of a 156 unit apartment community (Phase I) in Bismarck, North Dakota of $14,147 to GOLDMARK Development.  There was no retainage owed to GOLDMARK Development as of December 31, 2015. In addition, there were no unpaid construction fees owed to GOLDMARK Development as of December 31, 2015.

As of December 31, 2015, we incurred total costs of $117 related to the construction of Phase II of the Bismarck, North Dakota development project to GOLDMARK Development.  As of December 31, 2015, we owed GOLDMARK Development $107 for construction fees and $6 for retainage.

NOTE 16 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $59,990 and $56,436 for the nine months ended September 30, 2016 and 2015, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the nine months ended September 30, 2016 and 2015, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $4,547 and $2,350, respectively, totaled $20,632 and $14,629, respectively.

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

September 30, 2016 and 2015 (UNAUDITED)

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

NOTE 18 – DISPOSITIONS

During December 2015, the Company received a notice from a tenant to exercise a purchase option for a medical property located in Eau Claire, Wisconsin.  This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to December 31, 2015, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of December 31, 2015.  During the nine months ended September 30, 2016, the operating partnership sold the Eau Claire, Wisconsin medical property for approximately $1,400 and recognized a loss of $316.

During September 2016, the Company entered into a purchase agreement to sell a  retail property located in Fargo, North Dakota.  This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to September 30, 2016, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of September 30, 2016.   The company expects to close on this sale in the first quarter of 2017.

The following table presents the assets and liabilities associated with the investment properties held for sale:

	September 30,	December 31,
	2016	2015

	(in thousands)
ASSETS
Real estate investments	$2,361	$1,716
Restricted deposits and funded reserves	8	—
Receivables	70	5
Prepaid expenses	1	—
Financing and lease costs, less accumulated amortization of $87 in 2016	27	—

Total Assets	$2,467	$1,721

LIABILITIES
Mortgage notes payable	$—	$655
Special assessments payable	105	—
Tenant security deposits payable	8	—
Accrued expenses and other liabilities	36	4

Total Liabilities	$149	$659

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 19 – BUSINESS COMBINATIONS AND ACQUISITIONS

The Company closed on the following acquisitions during the nine months ended September 30, 2016:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/29/16	Titan Machinery	North Platte, NE	Implement dealership	16,480 sq. ft.	$1,769	$1,769
2/1/16	Bristol Park Apartments	Grand Forks, ND	Apartment complex	80 units	5,050	5,050
2/1/16	Redpath	White Bear Lake, MN	Office building	25,817 sq. ft.	4,000	4,000
3/1/16	Eagle Sky I Apartments	Bismarck, ND	Apartment complex	20 units	1,525	1,525
3/1/16	Eagle Sky II Apartments	Bismarck, ND	Apartment complex	20 units	1,525	1,525
5/4/16	Garden Grove Apartments	Bismarck, ND	Apartment complex	95 units	7,072	7,072
5/4/16	Washington Apartments	Grand Forks, ND	Apartment complex	17 units	667	667
8/1/16	Roughrider	Grand Forks, ND	Apartment complex	12 units	582	582
8/29/16	West 80 Development Land	Rochester, MN	Land	18.8 acres	900	900
9/13/16	Amberwood Apartments	Grand Forks, ND	Apartment complex	95 units	3,942	3,942

					$27,032	$27,032

Total consideration given for acquisitions through September 30, 2016 was completed through issuing approximately 1,086,000 limited partnership units of the operating partnership valued at $15.50 and $16.00 per unit for an aggregate consideration of approximately $16,940, new loans of $2,662, assumed liabilities of $78 and cash of $7,352. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The Company closed on the following acquisitions during the nine months ended September 30, 2015:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/13/15	Valley Homes Duplexes	Grand Forks, ND	Duplex complex	24 units	$2,148	$2,148
1/28/15	Titan Machinery	Bismarck, ND	Implement dealership	22,293 sq. ft.	3,416	3,416
2/3/15	Quail Creek	Springfield, MO	Apartment complex	164 units	10,900	10,900
5/13/15	Parkview Arms	Bismarck, ND	Apartment complex	62 units	4,464	4,464
6/16/15	Development land	Mankato, MN	Land	1.13 acres	263	263
7/20/15	Development land	Fargo, ND	Land	1.95 acres	500	500
8/4/15	Huntington	Fargo, ND	Apartment complex	10 units	420	420
8/4/15	Summerfield	Fargo, ND	Apartment complex	18 units	774	774
8/13/15	Northland Plaza	Bloomington, MN	Office building	296,967 sq. ft.	52,500	36,750
9/1/15	Columbine Apartments	Grand Forks, ND	Apartment complex	12 units	629	629

					$76,014	$60,264

   Total consideration given for acquisitions through September 30, 2015 was completed through issuing approximately 486,000 limited partnership units of the operating partnership valued at $15.00 and $15.50 per unit for an aggregate consideration of approximately $7,452, new loans of $45,830, assumed loans of $719, assumed liabilities of $1,280 and cash of $20,733. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Nine Months Ended
	September 30,
	2016	2015

Land, building, tenant improvements and FF&E	$25,822	$64,921
Acquired lease intangible assets	1,386	12,735
Acquired lease intangible liabilities	(176)	(1,642)
Mortgages notes payable assumed	-	(719)
Other liabilities	(78)	(1,280)
Net assets acquired	26,954	74,015
Equity/limited partnership unit consideration	(16,940)	(7,452)
New loans	(2,662)	(45,830)

Net cash consideration	$7,352	$20,733

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first nine months of 2016 and 2015.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first nine months of 2016 and 2015.  In determining this value, the Board relied upon experience with, and knowledge about, our real estate portfolio and debt obligations.  The Board also relied on valuation methodologies that are commonly used in the real estate industry.  The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

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

September 30, 2016 and 2015 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 20 - SUBSEQUENT EVENTS

On October 15, 2016, we paid a dividend or distribution of $0.2400 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on September 30, 2016.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 32.60% of the operating partnership as of September 30, 2016.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of September 30, 2016, approximately 68.5% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of September 30, 2016, approximately 31.5% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 155 properties containing 8,865 apartment units and approximately 1,731,000 square feet of leasable commercial space as of September 30, 2016.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $612,077, which includes construction in progress.  Effective January 1, 2016, Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.  Sterling did complete two commercial transactions during the first quarter of 2016 which were initiated prior to January 1, 2016.  We currently have no plans to dispose of our existing commercial properties.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine months ended September 30, 2016 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $9,557 or 13.4% for the nine months ended September 30, 2016, compared to same nine month period in 2015.
•

Acquired a total of nine properties, including seven residential apartment properties totaling 339  units, and two commercial properties totaling 42,000 square feet of space; and one (1) parcel of development land totaling 18.8 acres for a total of $27,032 during the nine months ended September 30, 2016. In addition, we placed in service the clubhouse and a six unit townhome building.
•	Declared and paid dividends aggregating $0.7200 per common share for the first nine months of 2016.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$20,081	$6,807	$26,888	$19,116	$5,572	$24,688
Real Estate Expenses
Real Estate Taxes	1,726	634	2,360	1,531	413	1,944
Property Management Fees	2,519	252	2,771	2,237	132	2,369
Utilities	1,321	388	1,709	1,341	317	1,658
Repairs and Maintenance	5,663	625	6,288	4,576	616	5,192
Insurance	318	21	339	533	22	555
Total Real Estate Expenses	11,547	1,920	13,467	10,218	1,500	11,718
Net Operating Income	$8,534	$4,887	13,421	$8,898	$4,072	12,970
Interest			4,636			4,373
Depreciation and amortization			5,471			5,325
Administration of REIT			1,136			1,972
Loss on lease terminations			25			—
Other (income)/expense			(370)			(787)
Net Income			$2,523			$2,087

Net Income Attributed to:
Noncontrolling Interest			$1,638			$1,009
Sterling Real Estate Trust			$885			$1,078
Dividends per share (1)			$0.2400			$0.2325
Earnings per share			$0.11			$0.14
Weighted average number of common shares			7,891			7,543

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $26,888 for the three months ended September 30, 2016 increased $2,200 or 8.9% in comparison to the same period in 2015. Residential property revenues increased $965 and commercial property revenues increased $1,235.

The following table illustrates quarterly changes in occupancy for the periods indicated:

	September 30,	September 30,
	2016	2015
Residential occupancy	94.2%	96.0%
Commercial occupancy	95.9%	94.3%

Residential revenues for the three months ended September 30, 2016 increased $965 in comparison to the same period for 2015.  Approximately $843 of the increase was due to residential properties acquired since January 1, 2015.  Rental income from residential properties owned for more than one year increased approximately $122 in comparison to the same period in 2015.  Residential revenues comprised 74.7% of total revenues for the three months ended September 30, 2016 compared to 77.4% of total revenues for the three months ended September 30, 2015.  The residential occupancy rates for the three months ended September 30, 2016 decreased 1.8% primarily due to the number of new apartments available in the Midwest market in recent months.

For the three months ended September 30, 2016 total commercial revenues increased $1,235 in comparison to the same period for 2015. Commercial properties acquired since January 1, 2015 (including Northland Plaza acquired August 13, 2015), contributed approximately $1,098 in additional revenue during the three months ended September 30, 2016.  Rental income from commercial properties owned for more than one year increased approximately $137 in comparison to the same period in 2015.  Commercial revenues comprised 25.3% of the total revenues for the three months ended September 30, 2016 compared to 22.6% of total revenues for the three months ended September 30, 2015.  The commercial occupancy rates for the three months ended September 30, 2016 increased 1.6%.

Expenses

Residential expenses from operations of $11,547 during the three months ended September 30, 2016 increased $1,329 or 13.0% in comparison to the same period in 2015. This increase was attributed to the increase in number of residential properties owned during the three months ended September 30, 2016 versus the same period in 2015.   In addition, repair and maintenance expenses increases of $1,087 or 23.8% reflect investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $1,920 during the three months ended September 30, 2016 increased $420 or 28.0% in comparison to the same period in 2015.  The increase was primarily attributed to the non-stabilized commercial properties.

Interest expense of $4,636 during the three months ended September 30, 2016 increased $263 in comparison to the same period in 2015. Interest expense was approximately 17.2% and 17.7% of rental income for the three months ended September 30, 2016 and 2015,  respectively.

Depreciation and amortization expense increased 2.7% from $5,325 for the three months ended September 30, 2015 to $5,471 for the three months ended September 30, 2016. The $146 increase was primarily a result of depreciation and amortization for the 10 properties added to our portfolio since September 30, 2015. Depreciation and amortization expense as a percentage of rental income for the three months ended September 30, 2016 and 2015 was relatively consistent at 20.3% and 21.6%, respectively.

Other income (expense) during the three months ended September 30, 2015 included a gain of $470 incurred in connection with the sale of  development land in Fargo, North Dakota in July 2015.

REIT administration expenses decreased from $1,972 for the three months ended September 30, 2015 to $1,136 for the three months ended September 30, 2016 due to a decrease in acquisition expenses related to lower acquisition activity in 2016 compared to the same period in 2015.

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

Residential NOI decreased $364 or 4.1% for the three months ended September 30, 2016 in comparison to the same three month period in 2015 primarily as a result of an increase in repairs and maintenance totaling $1,087 related to parking lot repairs, roof repairs, foundation work and grounds work in the residential segment. Commercial NOI increased $815 or 20.0% for the three months ended September 30, 2016 in comparison to the same three month period in 2015. The increase was primarily due to the acquisition of the office property acquired in Bloomington, Minnesota in August 2015 contributing to the results for a full period in 2016.

Net Income

Net income for the three months ended September 30, 2016 was $2,523 compared to $2,087 for the three months ended September 30, 2015.

Results of Operations for the Nine Months Ended September 30, 2016

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$59,990	$20,632	$80,622	$56,436	$14,629	$71,065
Real Estate Expenses
Real Estate Taxes	5,144	1,876	7,020	4,569	891	5,460
Property Management Fees	7,428	667	8,095	6,772	270	7,042
Utilities	4,695	1,020	5,715	4,767	736	5,503
Repairs and Maintenance	14,118	1,585	15,703	11,043	1,170	12,213
Insurance	968	54	1,022	1,646	47	1,693
Total Real Estate Expenses	32,353	5,202	37,555	28,797	3,114	31,911
Net Operating Income	$27,637	$15,430	43,067	$27,639	$11,515	39,154
Interest			13,740			12,523
Depreciation and amortization			16,711			13,624
Administration of REIT			4,187			4,463
Loss on lease terminations			299			—
Other (income)/expense			(473)			(1,314)
Net Income			$8,603			$9,858

Net Income Attributed to:
Noncontrolling Interest			$5,607			$6,320
Sterling Real Estate Trust			$2,996			$3,538
Dividends per share (1)			$0.7200			$0.6975
Earnings per share			$0.3800			$0.5000
Weighted average number of common shares			7,788			7,100

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $80,622 for the nine months ended September 30, 2016 increased $9,557 or 13.4% in comparison to the same period in 2015. Residential property revenues increased $3,554 and commercial property revenues increased $6,003.

The following table illustrates changes in occupancy for the nine month periods indicated:

	September 30,	September 30,
	2016	2015
Residential occupancy	95.2%	95.7%
Commercial occupancy	95.6%	96.2%

Residential revenues for the nine months ended September 30, 2016 increased $3,554 in comparison to the same period for 2015.  Residential properties acquired since January 1, 2015 contributed approximately $2,760 to the increase in total residential revenues in the nine months ended September 30, 2016. Rental income from residential properties owned for more than one year increased approximately $794 in comparison to the nine months ended September 30, 2015.  Residential revenues comprised 74.4% of total revenues for the nine months ended September 30, 2016 compared to 79.4% of total revenues for the nine months ended September 30, 2015.  The residential occupancy rates for the nine months ended September 30, 2016 decreased 0.5% primarily due to the number of new apartments available in the Midwest market in recent months.

For the nine months ended September 30, 2016, total commercial revenues increased $6,003 in comparison to the same period for 2015. Commercial properties acquired since January 1, 2015 (including Northland Plaza acquired August 13, 2015), contributed approximately $5,517 to the increase in total commercial revenues in the nine months ended September 30, 2016.  Rental income from commercial properties owned for more than one year increased approximately $486 in comparison to the nine months ended September 30, 2015 primarily due to proceeds from a sublease contribution from a triple net tenant in a medical property in Wisconsin. Commercial revenues comprised 25.6% of the total revenues for the nine months ended September 30, 2016 compared to 20.6% of total revenues for the nine months ended September 30, 2015. The commercial occupancy rates for the nine months ended September 30, 2016 decreased 0.6% primarily due to lease terms and conditions agreed upon with new tenants that delay the receipt of rent payments.

Expenses

Residential expenses from operations of $32,353 during the nine months ended September 30, 2016 increased $3,556 or 12.3% in comparison to the same period in 2015. This increase was attributed to the increase in the number of residential properties owned during the nine months ended September 30, 2016 versus the same period in 2015.   In addition, repair and maintenance expenses increases of $3,075 or 27.8% reflect the investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $5,202 during the nine months ended September 30, 2016 increased $2,088 or 67.1% in comparison to the same period in 2015.  The increase was primarily attributed to the office property acquired in Bloomington, Minnesota in August 2015 which contributed to results for the full period in 2016.  The increase in real estate taxes and property management fees are primarily due Northland Plaza acquired August 13, 2015.

Interest expense of $13,740 during the nine months ended September 30, 2016 increased $1,217 in comparison to the same period in 2015 due to increased levels of debt outstanding. Interest expense was approximately 17.0% and 17.6% of rental income for the nine months ended September 30, 2016 and 2015, respectively.

Depreciation and amortization expense increased 22.7% from $13,624 for the nine months ended September 30, 2015 to approximately $16,711 for the nine months ended September 30, 2016. The $3,087 increase was primarily a result of depreciation and amortization for the 10 properties added to our portfolio since September 30, 2015 (including Northland Plaza acquired August 13, 2015).   Depreciation and amortization expense as a percentage of rental income for the nine months ended September 30, 2016 and 2015 was relatively consistent at 20.7% and 19.2%, respectively.

Other income (expense) during the nine months ended September 30, 2016 included a loss of $320 incurred in connection with the sale of a medical building in April 2016 and the sale of a vehicle in January 2016.  The building sale was pursuant to the exercise of an option contained in the tenant’s lease.  Other income (expense) during the nine months ended September 30, 2015 included a gain of $470 incurred in connection with the sale of  development land in Fargo, North Dakota in July 2015.

REIT administration expenses decreased from $4,463 for the nine months ended September 30, 2015 to $4,187 for the nine months ended September 30, 2016 due to an decrease in acquisition expenses related to lower acquisition activity in 2016 in comparison to the same period in 2015.

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

Residential NOI decreased $2 or 0.0% for the nine months ended September 30, 2016 in comparison to the same nine month period in 2015 due primarily to a $3,075 increase in funds utilized for repairs and maintenance.  Significant repair funds were spent for parking lot repairs, roof repairs, foundation work and grounds work in the residential segment in second and third quarters. Commercial NOI increased $3,915 or 34.0% for the nine months ended September 30, 2016 in comparison to the same three month period in 2015 due primarily to the office property acquired in Bloomington, Minnesota in August 2015 which contributed in the current period for a full nine months versus one and one half months in the prior nine month period.

Net Income

Net income for the nine months ended September 30, 2016 was $8,603 compared to $9,858 for the nine months ended September 30, 2015.  The decrease in net income is primarily attributable to an increase of $3,490 in repairs and maintenance activities and an increase of $3,087 in depreciation/amortization of capitalized assets which reflect the investments made to position the Trust’s properties for continued rate increases, tenant retention and market competitiveness.  In addition, Northland Plaza significantly contributed to the $1,560 increase in real estate taxes and $1,053 increase in property management fees.  The nine months ended September 30, 2015 does not include a full period of expenses related to the Northland Plaza property, as it was acquired on August 13, 2015.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the nine months ended September 30, 2016

We acquired nine properties and a parcel of land for a total of $27,032 during the nine months ended September 30, 2016. Total consideration for the acquisitions was the issuance of approximately $16,940 in limited partnership units of the operating partnership, new loans of $2,662, assumed liabilities of $78 and cash of $7,352.

During the nine months ended September 30, 2016, the operating partnership sold a medical property in Eau Claire, Wisconsin for approximately $1,400 and recognized a loss of $316.

Property Acquisitions and Dispositions during the nine months ended September 30, 2015

We acquired eight properties and two parcels of land for a total of $76,014 during the nine months ended September 30, 2015. Total consideration for the acquisitions was the issuance of approximately $7,452 in limited partnership units of the operating partnership, new loans of $45,830, assumed loans of $719, assumed liabilities of $1,280 and cash of $20,733.

During the nine months ended September 30, 2015, the operating partnership sold 3.38 acres of development land in Fargo, North Dakota for approximately $1,425 and recognized a gain of $470.

See Notes 18 and 19 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the nine months ended September 30, 2016 and 2015.

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

In addition to FFO, management also uses Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental performance measure. MFFO as defined by us adds back to FFO acquisition related costs which are required to be expensed in accordance with GAAP. Our definition of MFFO also adds back disposition costs related to sales of investment properties. Acquisition and disposition related expenses include those paid to our Advisor and third parties. Management believes that adding back acquisition and disposition related costs from MFFO provides useful supplemental performance information that is comparable over the long-term and that is consistent with management’s analysis of the operating performance of the REIT.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three and nine months ended September 30, 2016 and 2015, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September 30, 2016			Three months ended September 30, 2015
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units (1)	Unit (2)	Amount	Units (1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$885	7,891	$0.11	$1,078	7,543	$0.14

Add back:
Noncontrolling Interest - OPU	1,814	16,158		1,365	15,027
Depreciation & Amortization from continuing operations	5,471			5,325
Pro rata share of unconsolidated affiliate depreciation & amortization	118			120
Loss on depreciable asset sales	—			—
Loss on impairment of property	—			—
Subtract:
Gain on land and depreciable asset sales	—			(470)
Funds from operations applicable to common shares and limited partnership units (FFO)	8,288	24,049	$0.34	7,418	22,570	$0.33
Add back:
Acquisition, and disposition expenses	299			1,181
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$8,587	24,049	$0.36	$8,599	22,570	$0.38

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units (1)	Unit (2)	Amount	Units (1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,996	7,788	$0.38	$3,538	7,100	$0.50

Add back:
Noncontrolling Interest - OPU	6,109	15,883		6,677	14,901
Depreciation & Amortization from continuing operations	16,711			13,624
Pro rata share of unconsolidated affiliate depreciation & amortization	355			361
Loss on depreciable asset sales	316			—
Loss on impairment of property	—			—
Subtract:
Gain on land and depreciable asset sales	—			(470)
Funds from operations applicable to common shares and limited partnership units (FFO)	26,487	23,671	$1.12	23,730	22,001	$1.08
Add back:
Acquisition, and disposition expenses	1,526			1,992
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$28,013	23,671	$1.18	$25,722	22,001	$1.17

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

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

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Net cash flows provided by operating activities	$26,799	$20,410
Net cash flows used in investing activities	$(13,129)	$(22,187)
Net cash flows provided by (used in) financing activities	$(3,966)	$12,654

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

Net cash provided by operating activities was $26,799 and $20,410 for the nine months ended September 30, 2016 and 2015, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the nine months ended September 30, 2016 and 2015 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $13,129 and $22,187 for the nine months ended September 30, 2016 and 2015, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the nine months ended September 30, 2016 and 2015, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $14,870 and $24,944, respectively, and the changes in restricted cash for replacement reserve escrows was $ (819) and $1,236, respectively.  In addition, during the nine months ended September 30, 2016 and 2015, proceeds of $1,404 were generated from the sale of one commercial medical property and the sale of one vehicle and $1,424 were generated from the sale of a parcel of development land.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $3,966 for the nine months ended September 30, 2016. Net cash provided by financing activities was $12,654 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016,  we paid $13,126 in dividends and distributions, redeemed $1,765 of shares and units, received proceeds from new mortgage notes payable of $20,271, and made mortgage principal payments of $9,857. For the nine months ended September 30, 2015, we paid $11,792 in dividends and distributions, redeemed $1,465 of shares and units, received proceeds from new mortgage notes payable of $26,035, made mortgage principal payments of $12,917, made net payments of $16,419 on short-term borrowings and received proceeds from issuance of common shares of $25,750.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2016 to September 30, 2016 totaling $5,606 or $0.7200 per share, including amounts reinvested through the dividend reinvestment plan.  During the nine months ended September 30, 2016, we paid cash dividends of $1,983 and dividends of $3,623 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $26,799 from our cash flows from operations and $325 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2015 to September 30, 2015 totaling $5,123 or $0.6975 per share, including amounts reinvested through the dividend reinvestment plan.  During the nine months ended September 30, 2015, we paid cash dividends of $1,825 and dividends of $3,298 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $20,410 from our cash flows from operations and $120 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Cash flows provided by operations (includes net income of $8,603 and $9,858, respectively)	$26,799	$20,410
Distributions from unconsolidated affiliates	325	120
Gain (Loss) on sales of properties	(320)	470
Dividends declared	(5,606)	(5,123)
Excess (Deficit)	$21,198	$15,877

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2016, we declared quarterly distributions totalling  $11,546 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, and October 15, 2016.  Distributions were paid at a rate of $0.2400 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the nine months ended September 30, 2015, we declared quarterly distributions totalling $10,419 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, and October 15, 2015. Distributions were paid at a rate of $0.2325 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the nine months ended September 30, 2016, we paid aggregate dividends of $5,606, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $26,487 while our modified funds from operations, or MFFO, for the nine months ended September 30, 2016 was $28,013; therefore our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2015, we paid aggregate dividends of $5,123 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $23,730 while our MFFO, as of the nine months ended September 30, 2015 was $25,722. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At September 30, 2016, our cash resources consisted of cash and cash equivalents totaling approximately $16,165. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $12,723, which could potentially be used as collateral to secure additional financing in future periods.

At September 30, 2016, there was no balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements.  See Note 7 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the nine months ended September 30, 2016, we did not sell any common shares in a private placements. During the nine months ended September 30, 2016, we issued 236,000 and 101,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $5,142.  During the nine months ended September 30, 2015, we issued 1,677,000 common shares in a private placement to accredited investors pursuant to Rule 506 of Regulation D and raised gross proceeds of $25,750.  During the nine months ended September 30, 2015, we issued 208,000 and 82,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $4,309.

During the nine months ended September 30, 2016, we issued limited partnership units valued at approximately $16,940 in connection with the acquisition of properties.

During the nine months ended September 30, 2015, we issued limited partnership units valued at approximately $7,452 in connection with the acquisitions of properties.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2016, most of our commercial leases require tenants to reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the nine months ended September 30, 2016, inflation did not have a material impact on our revenues or net income.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the

Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of September 30, 2016, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended September 30, 2016, except as noted below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $16.00, as set forth in the table below, during the three months ended September 30, 2016 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Amberwood Apartments, Grand Forks, ND	09/13/16	222,754	$3,564

Other Sales

During the three months ended September 30, 2016, we issued 18,214 common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D. The issuances during the three months ended September 30, 2016 were as set forth below:

Total Number of
Common Shares
Period	Exchanged
July 1-31, 2016	8,393
August 1-31, 2016	—
September 1-30, 2016	9,821
18,214

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended September 30, 2016:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
July 1-31, 2016	—	4,000	$15.00	992,000	621,000	$8,432
August 1-31, 2016	20,000	—	$15.00	1,012,000	621,000	$8,128
September 1-30, 2016	7,000	1,000	$15.00	1,019,000	622,000	$8,007
Total	27,000	5,000

For the three months ended September 30, 2016, we redeemed all shares or units for which we received redemption requests, except for the limited partnership units exchanged for common shares noted above.  In addition, for the three months ended September 30, 2016, all common shares and units redeemed were redeemed as part of the publicly announced plans.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statement of Shareholders’ Equity for nine months ended September 30, 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 8, 2016

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)