Form 10-K
period 2016-12-31
Sterling Real Estate Trust
filed 2017-03-15
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ◻ No

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes ◻ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☑

Non-accelerated filer	◻	Smaller reporting company	◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻ Yes ☑ No

The aggregate market value of the common shares of beneficial interest held by non-affiliates as of June 30, 2016 was approximately $108,329,193, computed by reference to the price at which the common shares was last sold as of such date. The common shares of beneficial interest are not listed on any national exchange or over-the-counter market or quoted on any national securities market.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 9, 2017
Common Shares of Beneficial Interest, $0.01 par value per share	8,115,588

Documents Incorporated by Reference: Portions of Sterling’s Proxy Statement for its 2017 Annual Meeting of Shareholders, which Sterling intends to file with the Securities and Exchange Commission within 120 days after the end of Sterling’s fiscal year ended December 31, 2016, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If Sterling does not file its Proxy Statement on or before 120 days after the end of its 2016 fiscal year, Sterling will file the required information in an amendment to this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS

GENERAL

Sterling Real Estate Trust (“we,” “us,” “our,” “Company” or “Sterling”) is a real estate investment trust (“REIT”), registered in North Dakota as an unincorporated business trust on December 4, 2002.  We are an emerging growth company as defined in the Securities Act of 1933 and the Exchange Act of 1934. References in this Annual Report on Form 10-K to the “Company,” “Sterling,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors.  At December 31, 2016, we owned directly or through our operating partnership, 155 properties in twelve states.

UPREIT Structure

We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we conduct substantially all of our investment activities and hold all or substantially all of our assets through our operating partnership Sterling Properties, LLLP. We control the operating partnership as the general partner and own approximately 32.41% of the operating partnership as of December 31, 2016. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be our assets and income.

Operating Partnership

Our operating partnership, Sterling Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of multifamily dwellings and commercial properties located principally in the upper and central Midwest United States.

Since our formation, our focus has consisted of owning and operating income-producing real estate properties. In 2006, we held 23 total properties approximating $56,265 in total assets. Between 2007 and 2016, we focused extensively on strengthening the multifamily component of our portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties were located in North Dakota. Our portfolio has grown to 155 properties, approximating $670,513 in total assets, and book equity, including noncontrolling interests, of approximately $258,654 as of December 31, 2016. As of December 31, 2016, our portfolio contained approximately 8,991 apartment units and 1,719,211 square feet of leasable commercial space.

As of December 31, 2016, approximately 69.4% (based on cost) of the properties were apartment communities located primarily in Minnesota with others located in Missouri, Nebraska and North Dakota. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2016, approximately 30.6% (based on cost) of the properties were comprised of office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Our Advisor

Our external Advisor is Sterling Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf. The Advisor is owned in part by Kenneth Regan, a trustee and our Chief Executive Officer, by an entity controlled by James Wieland, also one of our trustees and by Bradley Swenson our President. In addition, Messrs. Regan, Wieland and Swenson serve on the Board of Governors of the Advisor. From 2007 to 2016, our Advisor’s staff increased in number and expertise, growing from 4 to 17 full-time employees including a president, chief accounting officer, controller, accounting supervisor, financial accountants, asset managers, director of investor relations, and director of finance.

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

Organizational Structure

The following chart shows our structure:

(1)

The Advisor is owned in part by our Chief Executive Officer and Trustee Mr. Kenneth P. Regan (33.58%), by Wieland Investments, LLLP, an entity controlled by our Trustee Mr. James S. Wieland (33.58%) and by our President Bradley J. Swenson (7.50%). In addition, Mr. Regan serves as the Chief Executive Officer and Chairman of the Board of the Advisor, and Messrs. Wieland and Swenson serve on the Board of Governors of the Advisor.

(2)

The Advisor serves as both our and our operating partnership’s advisor. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 1.8% and 1.9%, respectively, of our shares as of December 31, 2016.

(3)

We control the operating partnership as the general partner, and own approximately 32.41% of the operating partnership as of December 31, 2016. Mr. Regan and Mr. Wieland beneficially owned and had voting power over approximately 14.9% and 12.0%, respectively, of the operating partnership as of December 31, 2016.

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

Our competition also consists of other owners and developers of multifamily and commercial properties who are trying to attract tenants to their properties. We also compete with other real estate investors such as individuals, partnerships, corporations and other REITs to acquire properties that meet our investment objectives. This competition influences our ability to acquire properties and the prices that we may pay for those properties. We do not have a dominant position in any of the markets in which we operate and many of our competitors have greater financial and other resources than us and may have substantially more operating experience than either us or our Advisor. We believe, however, that the diversity of our investments, the experience and abilities of our management and the quality of our assets affords us some competitive advantages that have in the past, and should in the future, allow us to operate our business successfully despite the competitive nature of our business.

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

Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition or ability to pay dividends. We do not believe our existing portfolio as of December 31, 2016 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

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

Our Board of Trustees may have to make expedited decisions on whether to invest in certain properties or real estate-related assets, including prior to receipt of detailed information.

Our Board of Trustees may be required to make expedited decisions in order to effectively compete for the acquisition of desirable properties and other real estate-related assets. In such cases, our Advisor and Board of Trustees may not have access to detailed information regarding real estate investments, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the real estate investment, at the time of making an investment decision to pay a non-refundable deposit and to proceed with an acquisition. In addition, the actual time period during which our Advisor will be allowed to conduct due diligence may be limited. Therefore, there can be no assurance our Advisor and Board of Trustees will have knowledge of all circumstances that may adversely affect an investment.

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

Our future success substantially depends on the active participation of James Wieland, one of our trustees, Kenneth Regan, our Chief Executive Officer and a trustee,  and Bradley J. Swenson, our President. Messrs. Wieland,  Regan and Swenson are also governors and owners of the Advisor. Messrs. Wieland, Regan and Swenson have over 30 years of extensive experience each in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing, and through the Advisor, in locating desirable real estate investments and where serving as property manager, managing our properties. Losing the services of Messrs. Wieland, Regan or Swenson could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us. See “Risks Related to Conflicts of Interest.”

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

Our shareholders do not have preemptive rights to any shares issued by us in the future. If we sell additional shares in the future to raise capital, issue additional shares pursuant to a dividend reinvestment plan or issue shares in exchange for limited partnership units pursuant to the Limited Liability Limited Partnership Agreement (“LLLP Agreement”) of our operating partnership, our shareholders will experience dilution of their equity investment in us. In addition, if our operating partnership sells additional securities or issues additional securities in connection with a property acquisition transaction, we would, and indirectly our shareholders would, experience dilution in its equity position in the operating partnership.

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

For future acquisitions or dispositions, the Board of Trustees has the authority to approve such investment acquisitions or dispositions without shareholder approval. Therefore, shareholders will not be able to evaluate the terms of future investment acquisitions or dispositions, their economic merit or other relevant financial data before we acquire or sell such investments. The shareholders must rely entirely on the oversight of our Board of Trustees, the management ability of our Advisor and the performance of the property managers.

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

The current estimated value of our common stock equals $16.00 per share.  The methodology used by our board to determine this value was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain and no subsequent valuation has been undertaken by us.  The valuation process involves a number of estimates, assumptions and subjective judgments that may not be accurate and complete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share.  The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles.  The estimated value of our real estate assets used in the analysis may not necessarily represent the value we would receive or accept if the assets were marketed for sale.  Further, acquisitions and dispositions of properties will have an effect on the value of our estimated price per share, which is not reflected in the current estimated price.  Moreover, the estimated per share value of the common stock does not reflect a liquidity discount for the fact that the shares are not currently traded on a public market, a discount for the non-assumability or prepayment obligations associated with certain loans and other costs that may be incurred in connection with the sale of assets.  As a result a shareholder should not rely on the estimated value per share as being an accurate measure of the then-current value of the shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest dividends by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

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

To qualify as a REIT, in general, we must distribute to our shareholders at least 90% of our net taxable income each year, excluding capital gains. However, we could be required to include earnings in our net taxable income before we actually receive the related cash. If we do not have sufficient cash to pay the necessary dividends to preserve our REIT status for any year or to avoid taxation, we may need to borrow funds, to sell assets or to issue additional securities even if the then-prevailing market conditions are not favorable for such actions.

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

The Internal Revenue Code classifies “publicly traded partnerships” as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. We structured our operating partnership to be classified as a partnership for federal income tax purposes. However, no assurance can be given the IRS will not challenge our position or will classify our operating partnership as a “publicly traded partnership” for federal income tax purposes. To minimize this risk, we have placed certain restrictions on the transfer and/or redemption of partnership units in the LLLP Agreement. If the IRS would assert successfully our operating partnership should be treated as a “publicly traded partnership” and substantially all of the operating partnership’s gross income did not consist of the specified types of passive income, the Internal Revenue Code would treat the operating partnership as an association taxable as a corporation. In such event, we would cease to qualify as a REIT. In addition, the imposition of a corporate tax on the operating partnership would reduce the amount of distributions the operating partnership could make to us and, in turn, reduce the amount of cash available to us to pay dividends to our shareholders.

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

The residential properties we own or may acquire can compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family homes, as well as owner occupied single- and multifamily homes available to rent. Competitive housing in a particular area and the increasing affordability of owner occupied single- and multifamily homes available to rent or buy could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

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

We purchase, and we may be required by lenders of mortgage loans or other financings to obtain, certain insurance coverage on our real estate investments. Either the property manager or the Advisor selects policy specifications and insured limits which it believes to be appropriate and adequate given the risk of loss, the cost of the coverage and industry practice. The nature of the tenants at the properties we hold may expose us and our operations to an increase in liability for personal injuries or other losses. There can be no assurance that such insurance will be sufficient to cover potential liabilities. Some of our policies may be subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. Furthermore, insurance against certain risks, such as terrorism, flood and toxic mold, may be unavailable or available at commercially unreasonable rates or in amounts less than the full market value or replacement cost of the properties. There can be no assurance particular risks that are currently insurable, will continue to be insurable on an economical basis or current levels of coverage will continue to be available. If a loss occurs that is partially or completely uninsured, we may lose all or part of our investment in a property as well as the anticipated future cash flows from such properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. We may also be liable for any uninsured or underinsured personal injury, death or property damage claims, which could result in decreased dividends to shareholders.

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

Increases in interest rates on variable rate debt incurred and new financings by us will reduce cash available for dividends.

Increases in interest rates and new financings would increase our interest costs, which would reduce our cash flows and our ability to pay dividends to our shareholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Complying with REIT requirements may limit our ability to hedge liabilities through tax-efficient means, which may adversely affect our results of operations.

We have entered into two hedging transactions and may enter into additional such transactions. Hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments. The REIT provisions of the Code substantially limit our ability to hedge liabilities, including through the previously described hedging transactions. Because we conduct substantially all of our operations through our operating partnership, any income from a hedging transaction entered into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute gross income to us for purposes of the 75% or 95% gross income test. As a result, we may be required to limit the operating partnership’s use of advantageous hedging techniques or to implement hedges through certain taxable corporations. This could increase the costs of hedging activities because any taxable corporation would be subject to tax on gains or expose the operating partnership to greater risks associated with changes in interest rates than is otherwise desirable. In addition, losses of a taxable corporation will generally not be deductible by the operating partnership and will generally only be available to offset future taxable income of such corporation. We intend to structure any hedging transaction in a manner that does not jeopardize our ability to qualify as a REIT.

We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in our operating partnership to contributors of property. If we enter into such transactions, in order to induce the property owners to accept limited partnership units rather than cash, it may be necessary for us to provide them with additional incentives. For instance, our operating partnership’s LLLP Agreement provides any holder of limited partnership units may, subject to certain conditions, request redemption of their units and we may acquire our shares on a one-for-one exchange basis.

We may, however, enter into additional contractual arrangements with contributors of property under which we would agree to redeem a contributor’s units for our shares or cash, at the option of the contributor, at set times. If the contributor required us to redeem units for cash pursuant to such a provision, it would limit our liquidity and thus our ability to use cash to make other investments, satisfy other obligations or pay dividends. Moreover, if we were required to redeem units for cash at a time when we did not have sufficient cash to fund the redemption, we might be required to sell one or more properties to raise funds to satisfy this obligation or seek short-term financing. Furthermore, in order to allow a contributor of a property to defer taxable gains on the contribution of property to our operating partnership, we might agree not to sell a contributed property for a defined period of time or until the contributor exchanged the contributor’s units for cash or our shares. Such an agreement would prevent us from selling those properties, even if market conditions made such a sale favorable to us.

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

We may purchase real estate related securities in connection with privately negotiated transactions not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary these investments in response to changes in economic and other conditions may be relatively limited. Any mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

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

Leadership are not obligated to devote a fixed amount of their time to Sterling, but believe that they have sufficient time to fully discharge their responsibilities to Sterling and to the other businesses in which they are involved.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2016, we owned 155 properties, containing approximately 8,991 apartments and 1,719,000 square feet of leasable commercial space. Many of our properties are located in the state of North Dakota.

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

With the exception of single tenant buildings, the majority of our real estate investments are managed by a third party. Property management firms usually receive between 3% and 5% of gross rent collection for their services. Substantially all of our commercial revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. More than half of our existing commercial property leases as of December 31, 2016 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2016, we owned 155 properties in twelve states, primarily located in North Dakota with others located Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Texas and Wisconsin. This portfolio of properties includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota.  We report our results in two reportable segments: residential and commercial properties.  Please see Notes 2 and 3 to the consolidated financials included in this report for more information.

As of December 31, 2016, approximately 69.4% (based on cost) of the properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2016, approximately 30.6% (based on cost) of the properties were comprised of industrial, office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

The following table sets forth information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2016 (in thousands, except units or leasable sq. ft.).

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2016

32nd Avenue Office	Fargo, ND	2004	31,750	$4,086,457	100.00%
Aetna Building	Bismarck, ND	2006	75,000	9,688,787	100.00%
Amberwood	Grand Forks, ND	2016	95	3,987,499	95.52%
Applebee’s Neighborhood Bar & Grill	Apple Valley, MN	2011	4,997	2,522,799	100.00%
Applebee’s Neighborhood Bar & Grill	Bloomington, MN	2010	5,043	2,208,009	100.00%
Applebee’s Neighborhood Bar & Grill	Coon Rapids, MN	2010	5,576	2,434,000	100.00%
Applebee’s Neighborhood Bar & Grill	Savage, MN	2010	4,936	1,517,930	100.00%
Arbor	Bismarck, ND	2013	12	630,959	99.32%
Arbor II	Bismarck, ND	2013	12	670,628	93.13%
Arbor III	Bismarck, ND	2013	12	667,302	101.10%
Ashbury	Fargo, ND	2013 & 2016	61	4,088,292	99.31%
Auburn II	Fargo, ND	2007	24	1,088,767	94.23%
Autumn Ridge	Grand Forks, ND	2004	144	10,369,877	99.94%
Barrett Arms	Crookston, MN	2014	24	1,114,569	99.66%
Bayview	Fargo, ND	2007	100	4,704,572	98.19%
Becker Furniture Building	Waite Park, MN	2006	30,200	1,577,609	79.47%
Bell Plaza** (FKA Northland Plaza)	Bloomington, MN	2015	296,967	52,757,622	94.80%
Berkshire	Fargo, ND	2008	12	473,934	95.73%
Betty Ann	Fargo, ND	2009	24	926,896	91.77%
Biolife Plasma Center	Bismarck, ND	2008	11,671	2,756,310	100.00%
Biolife Plasma Center	Grand Forks, ND	2008	13,190	2,909,451	100.00%
Biolife Plasma Center	Janesville, WI	2008	12,225	2,281,658	100.00%
Biolife Plasma Center	Mankato, MN	2008	13,181	4,055,387	100.00%
Biolife Plasma Center	Marquette, MI	2008	11,737	3,195,647	100.00%
Biolife Plasma Center	Onalaska, WI	2008	12,180	2,450,130	100.00%
Biolife Plasma Center	Oshkosh, WI	2008	12,191	2,186,745	100.00%
Biolife Plasma Center	Sheboygan, WI	2008	13,230	2,572,656	100.00%
Biolife Plasma Center	Stevens Point, WI	2008	13,190	2,482,351	100.00%
Bridgeport	Fargo, ND	2016	120	8,288,198	98.36%
Brighton Village	New Brighton, MN	2014	240	17,168,952	98.22%
Bristol Park	Grand Forks, ND	2016	80	5,250,502	93.81%
Brookfield	Fargo, ND	2008	72	2,492,688	97.52%
Buffalo Wild Wings	Austin, TX	2010	7,296	2,548,876	100.00%
Cambridge (FKA 44th Street)	Fargo, ND	2013	42	2,361,189	95.35%
Candlelight	Fargo, ND	2012	66	2,005,533	96.57%
Carling Manor	Grand Forks, ND	2008	12	779,404	73.15%
Carlton Place	Fargo, ND	2008	213	8,609,648	94.18%
Chandler 1802	Grand Forks, ND	2014	24	1,337,699	100.00%
Chandler 1866	Grand Forks, ND	2005	12	353,873	99.68%

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2016
Cherry Creek (FKA Village)	Grand Forks, ND	2008	35	1,769,990	97.43%
Columbia West	Grand Forks, ND	2008	70	4,084,189	94.27%
Country Club	Fargo, ND	2011	40	1,697,845	98.93%
Countryside	Fargo, ND	2011	24	877,951	95.91%
Courtyard	St. Louis Park, MN	2013	151	9,040,847	92.78%
Dairy Queen	Dickinson, ND	2012	2,811	1,330,000	100.00%
Dairy Queen	Moorhead, MN	2011	2,712	1,184,889	100.00%
Dakota Manor	Fargo, ND	2014	54	2,675,016	96.23%
Danbury	Fargo, ND	2007	135	6,910,620	93.51%
Dellwood Estates	Anoka, MN	2013	132	11,824,197	98.43%
Eagle Run	West Fargo, ND	2010	144	6,896,240	93.92%
Eagle Sky I	Bismarck, ND	2016	20	1,499,796	99.32%
Eagle Sky II	Bismarck, ND	2016	20	1,507,408	99.72%
Echo Manor	Hutchinson, MN	2014	30	1,112,385	99.64%
Eide Bailly Building***	Fargo, ND	2007	74,646	9,099,113	100.00%
Emerald Court	Fargo, ND	2008	24	1,018,269	96.22%
Fairview	Bismarck, ND	2008	84	4,572,438	88.37%
Family Dollar Store	Mandan, ND	2010	9,100	819,761	100.00%
First International Bank & Trust	Moorhead, MN	2011	3,510	1,013,720	100.00%
Flickertail	Fargo, ND	2008	180	6,576,970	93.32%
Forest Avenue	Fargo, ND	2013	20	748,379	100.00%
Four Points Office Building	Fargo, ND	2007	11,973	1,319,902	100.00%
Galleria III	Fargo, ND	2010	18	850,329	100.00%
Garden Grove	Bismarck, ND	2016	95	7,159,269	95.51%
Gate City Bank	Grand Forks, ND	2008	17,406	1,465,046	100.00%
Georgetown Courts	Fridley, MN	2014	462	30,990,487	96.79%
Glen Pond	Eagan, MN	2011	414	26,503,716	99.46%
Goldmark Office Park	Fargo, ND	2007	124,425	19,183,801	100.00%
Grand Forks Marketplace****	Grand Forks, ND	2003	182,522	20,399,030	100.00%
Granger Court	Fargo, ND	2013	59	3,099,749	100.00%
Great American Insurance Building	Fargo, ND	2005	15,000	2,240,083	100.00%
Griffin Court	Moorhead, MN	2014	128	5,143,907	96.67%
Guardian Building Products	Fargo, ND	2012	100,600	3,708,506	100.00%
Hannifin	Bismarck, ND	2013	14	764,566	90.75%
Highland Meadows*****	Bismarck, ND	2011	144	4,193,344	98.25%
Hunter’s Run I	Fargo, ND	2007	12	480,962	100.00%
Hunter’s Run II	Fargo, ND	2008	12	517,790	100.00%
Huntington	Fargo, ND	2015	10	435,146	100.00%
Islander	Fargo, ND	2011	24	1,097,404	95.60%
Kennedy	Fargo, ND	2013	12	762,949	93.09%
Library Lane	Grand Forks, ND	2007	60	2,999,083	97.62%
Madison (FKA Columbine)	Grand Forks, ND	2015	12	681,092	100.00%
Maple Ridge	Omaha, NE	2008	168	7,646,010	97.02%
Maplewood	Maplewood, MN	2014	240	15,776,210	98.04%
Maplewood Bend	Fargo, ND	2009 and 2010	182	7,245,540	98.29%
Martha Alice	Fargo, ND	2009	24	950,142	95.89%

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2016
Mayfair (FKA Colony Manor)	Grand Forks, ND	2008	24	1,212,672	91.34%
Midtown Plaza	Minot, ND	2004	17,797	1,258,314	81.35%
Monticello	Fargo, ND	2013	18	903,210	100.00%
Montreal Courts	Little Canada, MN	2013	444	27,593,194	99.50%
O’Reilly Auto Store	Mandan, ND	2010	6,300	679,423	100.00%
Oak Court	Fargo, ND	2008	81	3,024,589	98.81%
Pacific Park I	Fargo, ND	2013	30	971,572	90.65%
Pacific Park II	Fargo, ND	2013	39	1,075,462	94.08%
Pacific Park South	Fargo, ND	2013	15	550,210	87.36%
Parkview Arms	Bismarck, ND	2015	62	4,563,662	99.81%
Parkway Office (FKA Echelon Building)	Fargo, ND	2006	17,000	1,860,288	100.00%
Parkwest Gardens	West Fargo, ND	2014	142	7,375,534	95.54%
Parkwood	Fargo, ND	2008	40	1,389,214	99.96%
Pebble Creek	Bismarck, ND	2008	70	4,013,664	97.11%
Prairiewood Court I & II	Fargo, ND	2006 and 2007	60	2,382,781	97.75%
Prairiewood Meadows	Fargo, ND	2012	85	3,505,931	96.91%
Quail Creek	Springfield, MO	2015	164	10,967,356	93.67%
Redpath	White Bear Lake, MN	2016	25,817	4,016,809	100.00%
Regis Building	Edina, MN	2009	102,448	13,131,167	100.00%
Richfield Harrison	Grand Forks, ND	2007	140	7,874,968	92.69%
Robinwood	Coon Rapids, MN	2014	120	7,952,134	98.93%
Rosedale Estates	Roseville, MN	2014	360	26,017,924	95.55%
Rosegate	Fargo, ND	2008	90	3,515,812	95.02%
Roughrider	Grand Forks, ND	2016	12	588,998	101.11%
Saddlebrook	West Fargo, ND	2008	60	1,598,336	98.84%
Schrock	Fargo, ND	2013	18	751,458	100.00%
Sheridan Pointe	Fargo, ND	2013	48	2,925,377	100.00%
Sierra Ridge	Bismarck, ND	2006 and 2011	136	10,303,731	94.07%
Social Security Building	St. Cloud, MN	2007	10,810	2,911,949	100.00%
Somerset	Fargo, ND	2008	75	3,965,283	97.30%
Southgate	Fargo, ND	2007	162	6,433,001	93.93%
Southview III	Grand Forks, ND	2011	18	726,374	87.92%
Southview Village	Fargo, ND	2007	72	3,094,796	92.73%
Spring	Fargo, ND	2013	25	974,229	95.95%
Stanford Court	Grand Forks, ND	2013	96	4,504,632	95.61%
Stonefield	Bismarck, ND	2014	168	26,963,081	95.60%
Stony Brook	Omaha, NE	2009	148	11,359,669	96.68%
Summerfield	Fargo, ND	2015	18	814,236	94.50%
Summit Point	Fargo, ND	2015	87	6,671,606	100.00%
Sunset Ridge	Bismarck, ND	2008/2010	180	13,791,226	98.27%
Sunview	Grand Forks, ND	2008	36	1,908,706	90.74%
Sunwood Estates	Fargo, ND	2007	81	4,167,385	91.31%
Terrace on the Green	Moorhead, MN	2012	116	3,491,851	93.21%
Titan Machinery	Bismarck, ND	2015	22,293	3,422,762	100.00%
Titan Machinery	Dickinson, ND	2012	17,760	1,790,300	100.00%
Titan Machinery	Fargo, ND	2012	29,800	3,329,925	100.00%

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2016
Titan Machinery	Marshall, MN	2011	42,000	5,081,426	100.00%
Titan Machinery	Minot, ND	2012	23,690	2,630,000	100.00%
Titan Machinery	North Platte, NE	2016	16,480	1,768,928	100.00%
Titan Machinery	Redwood Falls, MN	2013	38,932	4,658,232	100.00%
Titan Machinery	Sioux City, IA	2013	32,532	4,567,020	100.00%
Twin Oaks	Hutchinson, MN	2014	80	4,413,146	98.02%
Twin Parks	Fargo, ND	2008	66	2,398,934	94.30%
Valley Homes Duplexes	Grand Forks, ND	2015	24	2,221,907	93.71%
Valley View	Golden Valley, MN	2014	72	7,557,139	98.70%
Village Park	Fargo, ND	2008	60	2,339,248	97.35%
Village West	Fargo, ND	2008	80	2,853,397	98.82%
Walgreens	Alexandria, LA	2009	14,560	4,295,755	100.00%
Walgreens	Batesville, AR	2009	14,820	7,616,181	100.00%
Walgreens	Denver, CO	2011	13,390	5,210,000	100.00%
Walgreens	Fayetteville, AR	2009	14,550	5,810,048	100.00%
Walgreens	Laurel, MS	2010	14,820	4,542,417	100.00%
Washington Apt.	Grand Forks, ND	2016	17	683,770	97.44%
Wells Fargo Building	Duluth, MN	2007	95,961	9,252,680	83.99%
West Pointe Center	Fargo, ND	2007	28,187	3,302,568	51.02%
Westcourt	Fargo, ND	2014	64	3,567,176	97.00%
Westside	Hawley, MN	2010	14	480,625	100.00%
Westwind	Fargo, ND	2008	18	620,228	94.33%
Westwood Estates	Fargo, ND	2008	200	7,728,058	93.64%
Willow Park	Fargo, ND	2008	102	6,264,904	96.36%

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

Geography

Of our 155 properties, 107 are located in North Dakota, with 67 being located in the greater Fargo, North Dakota and Moorhead, Minnesota metropolitan statistical area. These 107 properties generated approximately 48.5% of our rental revenue for the years ended December 31, 2016.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of and for the years ended December 31, 2016 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$349,380	48.8%	$49,459	48.6%
Minnesota	288,564	40.3%	43,226	42.4%
Other	77,356	10.8%	9,200	9.0%
	$715,300	100.0%	$101,885	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, the 2015 estimated combined population of the Fargo, West Fargo and Moorhead metro area is 233,836 people.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2016:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	4.9%	4.9%	5.0%	5.0%	4.7%	4.9%	4.9%	4.9%	5.0%	4.9%	4.6%	4.7%
North Dakota (1)	2.8%	2.9%	3.1%	3.2%	3.2%	3.2%	3.2%	3.1%	3.1%	3.0%	3.0%	3.0%

(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Tenants

Our tenants are varied and consist of individuals, national, regional, and local businesses. Our commercial/retail properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. In 2016, 2015 and 2014, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, restaurant, and medical. Within our office, retail and industrial properties, we have over 127 tenants who operate in numerous industries, including restaurants, pharmacy, financing, banking, insurance, professional services, technology and wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one year periods. The following table lists a summary, as of December 31, 2016, of lease expirations on non-residential properties schedule to occur during each of the ten calendar years from 2017 to 2026 and thereafter, assuming that tenants exercise no renewal options or early termination rights.  Base rents do not include CAM (common area maintenance).

The table is based on leases at December 31, 2016 for our non-residential properties (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring	% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent	Base Rent
Month-to-Month	6	31,071	1.85%	$576	4.57%
2017	17	50,104	2.99%	365	2.90%
2018	20	104,986	6.26%	720	5.71%
2019	19	65,784	3.93%	521	4.13%
2020	21	234,952	14.02%	1,294	10.27%
2021	29	464,022	27.69%	3,367	26.72%
2022	8	265,613	15.85%	1,420	11.27%
2023	6	23,755	1.42%	121	0.96%
2024	2	6,258	0.37%	94	0.75%
2025	4	35,040	2.09%	693	5.50%
2026	2	71,451	4.26%	632	5.02%
Thereafter	21	322,843	19.26%	2,799	22.21%
Leased Total	155	1,675,879	100.00%	$12,602	100.00%

Mortgage Notes Secured by the Properties

At December 31, 2016, we had $393,511 in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2017	$36,449
2018	17,018
2019	24,321
2020	26,969
2021	44,804
Thereafter	243,950
$393,511

Acquisitions and Dispositions

We acquired a controlling interest in eleven properties, one parcel of land and disposed of one medical property during the year ended December 31, 2016. Capitalization rates are a key decision making item used by the Board. Capitalization rates for acquisitions are calculated using projected net operating income divided by the investment. Net operating income is calculated by taking GAAP net income and adding back depreciation, amortization and interest expense. Capitalization rates for dispositions are calculated in the same way with the exception of using historical, rather than projected, net operating income.

We use historical occupancy, rental income, and expenses to calculate projected net operating income for potential real estate investments. For residential properties, we make various assumptions about future rents, occupancy levels, and expenses based on historical financial information and our assessment of the property’s future potential. The projected NOI for residential acquisitions is typically based on historical occupancy and expenses over a three to five year period. When historical information is unavailable, market vacancy and credit loss factors are estimated. We normally do not assign a value to residential tenant leases already in place due to the short-term duration of twelve months or less of these leases and the uncertainty of retaining all tenants due to a change in ownership and in some cases property management companies.

For commercial properties, assumptions regarding rental income and expenses are based on the terms of the in-place leases and available historical financial information which is then used to generate projected net operating income. We require all commercial properties to have long-term leases in place before consideration is given for possible acquisition. The projected NOI calculation is based on leases that are or will be in place prior to acquiring the property. While there may be estimates and assumptions regarding expenses based on historical information when available, there are no other assumptions for leasing income beyond the lease agreements in place prior to acquiring the property.

Numerous estimates and assumptions are necessary to generate projected net operating income for potential commercial and residential acquisitions, and there is no guarantee actual net operating income will equal projected net operating income.

In making acquisitions, the Board currently targets capitalization rates between 7.0 to 10.0%, depending on the amount of risk involved. For those properties with greater risk, the Board targets greater capitalization rates (9.0% or greater). For those properties exhibiting less risk, a lower capitalization risk is acceptable. For potential acquisitions, the Board also requires an adequate spread between the financing on the property and the capitalization rate.

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

Shareholders and Unit Holders

As of March 9, 2017, we had 8,115,588 common shares of beneficial interests outstanding, held by a total of 944 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 9, 2017, there were approximately 17,106,475 limited partnership units of our operating partnership outstanding held by approximately 517 limited partners. Pursuant to the exchange rights under the LLLP

Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest on a one-for-one exchange basis. The numbers of common shareholders and limited partners is based on the Company’s records.

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

	Dividends Per		Reinvested
2016 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.2400	$668	$1,252	$1,920	(a)
September 30	$0.2400	676	1,217	1,893
June 30	$0.2400	642	1,227	1,869
March 31	$0.2400	664	1,181	1,845
		$2,650	$4,877	$7,527

	Dividends Per		Reinvested
2015 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.2325	$625	$1,136	$1,761	(a)
September 30	$0.2325	641	1,112	1,753
June 30	$0.2325	639	1,092	1,731
March 31	$0.2325	546	1,094	1,640
		$2,451	$4,434	$6,885

(a)	Fourth quarter dividends paid on January 15th of the following year.

We expect that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions or the Board determines other action prudent.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended December 31, 2016, except as noted below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $16.00, as set forth in the table below, during the three months ended December 31, 2016 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

4
	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Bridgeport Apartments, Fargo, ND	12/19/16	380,021	$8,280
Ashbury Apartments, Fargo, ND	12/19/16	28,007	641
		408,028	$8,921

Other Sales

During the three months ended December 31, 2016, we issued 19,908 common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D. The issuances during the three months ended December 31, 2016 were as set forth below:

Total Number of
Common Shares
Period	Exchanged
October 1-31, 2016	19,908
November 1-30, 2016	—
December 1-31, 2016	—
19,908

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended December 31, 2016:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
October 1-31, 2016	15,000	—	$15.00	1,034,000	622,000	$7,783
November 1-30, 2016	3,000	—	$15.00	1,037,000	622,000	$7,736
December 1-31, 2016	1,000	1,000	$15.00	1,038,000	623,000	$7,711
Total	19,000	1,000

For the three months ended December 31, 2016, we redeemed all shares or units for which we received redemption requests, except for the limited partnership units exchanged for common shares noted above.  In addition, for the three months ended December 31, 2016, all common shares and units redeemed were redeemed as part of the publicly announced plans.

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

	December 31,
	2016	2015	2014	2013	2012
BALANCE SHEET DATA:	(in thousands, except per share data)
Total assets	$670,513	$642,375	$564,145	$448,300	$385,095
Mortgage loans payable, net	$390,479	$379,911	$324,886	$239,008	$208,961
Total liabilities	$411,858	$401,948	$358,511	$251,094	$221,904
Stockholders' equity	$258,655	$240,427	$205,634	$197,206	$163,191

	Year Ended December 31,
	2016	2015	2014	2013	2012
STATEMENT OF OPERATIONS DATA:
Rental income	$108,063	$97,182	$70,936	$61,943	$52,021
Operating expenses	91,500	81,834	57,404	47,260	41,453
Interest	18,366	17,141	12,958	11,222	10,925
Depreciation and amortization	22,145	19,574	13,575	12,219	10,516
Total expenses	97,100	87,481	64,228	52,866	44,255
Total other income (expense)	1,894	1,683	2,595	890	866
Loss on impairment of property	—	412	—	226	262
Discontinued operations	—	—	—	3,350	499
Net income	12,857	11,384	9,303	13,317	9,131
Noncontrolling interest in income	8,432	7,098	6,724	9,355	6,424
Net income attributable to Sterling	$4,425	$4,286	$2,579	$3,962	$2,707
Net income per common share	$0.56	$0.59	$0.47	$0.75	$0.57
Weighted average shares outstanding	7,844	7,223	5,507	5,384	4,733
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$34,719	$28,315	$27,927	$23,150	$20,093
Cash flows provided by (used in) investing activities	(15,968)	(25,766)	(55,304)	557	(9,507)
Cash flows provided by (used in) financing activities	(13,178)	3,269	14,171	(14,414)	(9,223)
OTHER DATA
Dividends declared (a)	$7,527	$6,885	$4,948	$4,514	$4,023
Dividends declared per share	$0.9600	$0.9300	$0.9000	$0.8400	$0.8260

(a)	Consists of dividends paid by the Trust on its common shares of beneficial interest.

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

Executive Summary

Our real estate portfolio consists of 155 properties in twelve states, primarily located in North Dakota, containing 8,991 apartment units and approximately 1,719,000 square feet of leasable commercial space as of December 31, 2016.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $622,975, which includes construction in progress.  Our portfolio of properties currently includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings.  However, effective January 1, 2016 the Trust’s investment strategy was amended to focus on multifamily real estate properties located primarily in the central corridor of the contiguous forty-eight (48) states.  There is no current plan for the existing commercial properties (industrial, medical, office, and retail) in regards to retention or disposition.

Specific Achievements

•	Increased revenues from rental operations by $10,881 or 11.2% for the years ended December 31, 2016, compared to the year ended December 31, 2015.
•

Acquired a total of ten properties, including eight  residential properties totaling 459 units, and two commercial properties totaling 42,000 square feet of space; and one parcel of land totaling 18.8 acres for a total aggregate purchase price of $35,312 during the year ended December 31, 2016.  In addition, we acquired the remaining 17.5% interest in a 61 unit residential property which was previously held as tenant in common (see Note 2 to the consolidated financial statements).

•	In addition, we placed in service the Bismarck development clubhouse and two six unit townhome buildings.
•	Declared and paid dividends aggregating $0.9600 per common share for the years ended December 31, 2016.

Results of Operations for the Years Ended December 31, 2016 and 2015

	Year ended December 31, 2016			Year ended December 31, 2015
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$80,497	$27,566	$108,063	$75,914	$21,268	$97,182
Real Estate Expenses
Real Estate Taxes	6,997	2,527	9,524	6,393	1,459	7,852
Property Management Fees	9,979	873	10,852	9,128	489	9,617
Utilities	6,323	1,349	7,672	6,183	1,037	7,220
Repairs and Maintenance	19,169	2,098	21,267	15,976	1,750	17,726
Insurance	1,298	77	1,375	2,218	74	2,292
Total Real Estate Expenses	43,766	6,924	50,690	39,898	4,809	44,707
Net Operating Income	$36,731	$20,642	57,373	$36,016	$16,459	52,475
Interest			18,366			17,141
Depreciation and amortization			22,145			19,574
Administration of REIT			5,600			5,647
Loss on impairment of property			—			412
Loss on lease terminations			299			—
Other (income)/expense			(1,894)			(1,683)
Net Income			$12,857			$11,384

Net Income Attributed to:
Noncontrolling Interest			$8,432			$7,098
Sterling Real Estate Trust			$4,425			$4,286
Dividends per share (1)			$0.9600			$0.9300
Earnings per share			$0.5600			$0.5900
Weighted average number of common shares			7,844			7,223

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $108,063 for the years ended December 31, 2016 increased approximately $10,881 or 11.2% in comparison to the same period in 2015. Residential property revenues increased approximately $4,583 and commercial property revenues increased approximately $6,298.

The following table illustrates changes in occupancy for the twelve month periods indicated:

	December 31,	December 31,
	2016	2015
Residential occupancy	94.9%	95.7%
Commercial occupancy	95.8%	96.2%

Residential revenues for the year ended December 31, 2016 increased $4,583 in comparison to the same period for 2015.  Residential properties acquired since January 1, 2015 contributed approximately $3,579 to the increase in total residential revenues in the year ended December 31, 2016. Rental income from residential properties owned for more than one year increased approximately $1,004 in comparison to the year ended December 31, 2015.  Residential revenues comprised 74.5% of total revenues for the year ended December 31, 2016 compared to 78.1% of total revenues for the year ended December 31, 2015.  The residential occupancy rates for the year ended December 31, 2016 decreased 0.8% primarily due to considerable multifamily development in the Fargo-Moorhead market, which as this new construction was completed, we have experienced increased competition for residents.

For the year ended December 31, 2016 total commercial revenues increased $6,298 in comparison to the same period for 2015. Commercial properties acquired since January 1, 2015 contributed approximately $5,699 to the increase in total commercial revenues in the year ended December 31, 2016 with the Bell Plaza (FKA Northland Plaza) property only contributing revenues during the last four and one half months of 2015.  Rental income from commercial properties owned for more than one year increased approximately $599 in comparison to the year-ended December 31, 2015 primarily due to proceeds from a sublease contribution from a triple net tenant in a medical property in Wisconsin. Commercial revenues comprised 25.5% of the total revenues for the year ended December 31, 2016 compared to 21.9% of total revenues for the year ended December 31, 2015. The commercial occupancy rates for the year ended December 31, 2016 decreased 0.4% primarily due to lease terms and conditions agreed upon with new tenants that provide for rent incentives.

Expenses

Residential expenses from operations of $43,767 during the year ended December 31, 2016 increased $3,869 or 9.7% in comparison to the same period in 2015. This increase was primarily attributed to the increase in number of residential properties owned during the year ended December 31, 2016 versus the same period in 2015.   In addition, repair and maintenance expense increased $3,194 or 20.0% in comparison to the same period in 2015.  The increase reflects investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $6,924 during the year ended December 31, 2016 increased $2,115 or 44.0% in comparison to the same period in 2015.  The increase was primarily attributed to the office property acquired in Bloomington, Minnesota in August 2015 which contributed to results for the full period in 2016. The increase in real estate taxes and property management fees are primarily due Bell Plaza (FKA Northland Plaza) acquired August 13, 2015.

Interest expense of $18,366 during the year ended December 31, 2016 increased $1,225 in comparison to the same period in 2015 due to increased levels of debt outstanding. Interest expense was approximately 17.0% and 17.6% of rental income for the years ended December 31, 2016 and 2015, respectively.

Depreciation and amortization expense increased 13.1% from $19,574 for the year ended December 31, 2015 to approximately $22,145 for the year ended December 31, 2016. The $2,571 increase was primarily a result of depreciation and amortization for the 11 properties added to our portfolio since December 31, 2015 (including Bell Plaza (FKA Northland Plaza) acquired August 13, 2015). Depreciation and amortization expense as a percentage of rental income for the years ended December 31, 2016 and 2015 was relatively consistent at 20.5% and 20.1%, respectively.

Other income (expense) during the year ended December 31, 2016 included a loss of $320 incurred in connection with the sale of a medical building in April 2016 and the sale of two vehicles in 2016.  The building sale was pursuant to the exercise of an option contained in the tenant’s lease. In addition, we also sold our membership interest in Michigan Street Transit Center, LLC (held as equity method investment) and recognized a gain of $597; and we acquired the remaining ownership interest of 17.5% in Ashbury (previously held as equity method investment) which resulted in a gain of $550. Other income (expense) during the year ended December 31, 2015 included a gain of $470 incurred in connection with the sale of development land in Fargo, North Dakota in July 2015.

REIT administration expenses decreased from $5,647 for the year ended December 31, 2015 to $5,600 for the year ended December 31, 2016 due to a decrease in acquisition expenses related to lower acquisition activity in 2016 in comparison to the same period in 2015.

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

Residential NOI increased $714 or 2.0% for the year ended December 31, 2016 in comparison to the same twelve month period in 2015 due primarily to acquisition activity in the residential segment. Commercial NOI increased $4,183 or 25.4% for the year ended December 31, 2016 in comparison to the same twelve month period in 2015 due primarily attributed to the office property acquired in Bloomington, Minnesota in August 2015 which contributed in the current period for a full twelve months versus four and one half months in the prior twelve month period.

Net Income

Net income for the year ended December 31, 2016 was $12,857 compared to $11,384 for the year ended December 31, 2015.

Results of Operations for the Years Ended December 31, 2015 and 2014

	Year ended December 31, 2015			Year ended December 31, 2014
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$75,914	$21,268	$97,182	$53,499	$17,437	$70,936
Real Estate Expenses
Real Estate Taxes	6,393	1,459	7,852	4,368	952	5,320
Property Management Fees	9,128	489	9,617	6,214	297	6,511
Utilities	6,183	1,037	7,220	4,751	863	5,614
Repairs and Maintenance	15,976	1,750	17,726	10,868	853	11,721
Insurance	2,218	74	2,292	1,593	54	1,647
Total Real Estate Expenses	39,898	4,809	44,707	27,794	3,019	30,813
Net Operating Income	$36,016	$16,459	52,475	$25,705	$14,418	40,123
Interest			17,141			12,958
Depreciation and amortization			19,574			13,575
Administration of REIT			5,647			6,824
Loss on impairment of property			412			—
Loss on lease terminations			—			58
Other (income)/expense			(1,683)			(2,595)
Net Income			$11,384			$9,303

Net Income Attributed to:
Noncontrolling Interest			$7,098			$6,724
Sterling Real Estate Trust			$4,286			$2,579
Dividends per share (1)			$0.9300			$0.9000
Earnings per share			$0.59			$0.47
Weighted average number of common shares			7,223			5,507

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of approximately $97,182 for the year ended December 31, 2015 increased approximately $26,246 or 37.0% in comparison to the same period in 2014. Residential property revenues increased approximately $22,415 and commercial property revenues increased approximately $3,831.

The following table illustrates changes in occupancy for the twelve month periods indicated:

	December 31,	December 31,
	2015	2014
Residential occupancy	95.7%	96.1%
Commercial occupancy	96.2%	98.6%

Residential revenues for the year ended December 31, 2015 increased $22,415 in comparison to the same period for 2014.  Residential properties acquired since January 1, 2014 contributed approximately $20,699 to the increase in total residential revenues in the year ended December 31, 2015. Rental income from residential properties owned for more than one year increased approximately $1,716 in comparison to the year ended December 31, 2014.  Residential revenues comprised 78.1% of total revenues for the year ended December 31, 2015 compared to 75.4% of total revenues for the year ended December 31, 2014.  The residential occupancy rates for the year ended December 31, 2015 decreased 0.4% primarily due to the number of new apartments available in the Midwest market in recent months and the onboarding of the four buildings of the Bismarck, North Dakota development project placed in service during 2014 and 2015.  The development project is a four building 156 unit multifamily apartment community. Building one, two, three and four were placed in service August 2014, October 2014, February 2015, and June 2015, respectively.

For the year ended December 31, 2015 total commercial revenues increased $3,831 in comparison to the same period for 2014. Commercial properties acquired since January 1, 2014 contributed approximately $3,487 to the increase in total commercial revenues in the year ended December 31, 2015 with the Bell Plaza (FKA Northland Plaza) property only contributing revenues during the last four and one half months of 2015.  Rental income from commercial properties owned for more than one year increased approximately $344 in comparison to the year-ended December 31, 2014 primarily due to scheduled step up in base rents, increased CAM income from two properties and settlement proceeds from a triple net tenant for repair and replacement of structural components at a retail property in Minnesota. Commercial revenues comprised 21.9% of the total revenues for the year ended December 31, 2015 compared to 24.6% of total revenues for the year ended December 31, 2014. The commercial occupancy rates for the year ended December 31, 2015 decreased 1.2% primarily due to tenant turnover at one office property in Duluth, Minnesota and one office property in Minot, North Dakota.

Expenses

Residential expenses from operations of $39,898 during the year ended December 31, 2015 increased $12,104 or 43.5% in comparison to the same period in 2014. This increase was primarily attributed to the increase in number of residential properties owned during the year ended December 31, 2015 versus the same period in 2014.   In addition, increased repair and maintenance expense increased $5,108 or 32.0% in comparison to the same period in 2015.  The increase reflects the investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $4,809 during the year ended December 31, 2015 increased $1,790 or 59.3% in comparison to the same period in 2014.  The increase was primarily attributed to the office property acquired in Bloomington, Minnesota in August 2015.  Repairs and maintenance expenses increased $897 or 51.3% in comparison to the same period in 2015, as well.  The increase reflects work performed to replace flooring in three properties and repair parking lots at three properties.

Interest expense of $17,141 during the year ended December 31, 2015 increased $4,183 in comparison to the same period in 2014 due to increased levels of debt outstanding. Interest expense was approximately 17.6% and 18.3% of rental income for the years ended December 31, 2015 and 2014, respectively.

Depreciation and amortization expense increased 44.2% from $13,575 for the year ended December 31, 2014 to approximately $19,574 for the year ended December 31, 2015. The $5,999 increase was primarily a result of depreciation and amortization for the nine properties added to our portfolio from December 31, 2014 to December 31, 2015. Depreciation and amortization expense as a percentage of rental income for the years ended December 31, 2015 and 2014 was relatively consistent at 20.1% and 19.1%, respectively.

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

Residential NOI increased $10,311 or 40.1% for the year ended December 31, 2015 in comparison to the same twelve month period in 2014 due primarily to acquisition activity in the residential segment. Commercial NOI increased $2,041 or 14.2% for the year ended December 31, 2015 in comparison to the same twelve month period in 2014 due primarily to the office property acquired in Bloomington, Minnesota in August 2015.

Net Income

Net income for the year ended December 31, 2015 was $11,384 compared to $9,303 for the year ended December 31, 2014.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the year ended December 31, 2016

We acquired ten properties and a parcel of land for a total of $35,312 during the year ended December 31, 2016. Total consideration for the acquisitions was the issuance of approximately $23,020 in limited partnership units of the operating partnership, new loans of $2,662, assumed liabilities of $78 and cash of $9,552.  In addition, there was a change in control over a real estate investment, with the operating partnership acquiring the other tenant in common’s 17.50% ownership interest in the property (see Note 2 and 20 of the consolidated financial statements). The operating partnership paid total cash consideration of approximately $193 before transaction costs and financed with the issuance of $448 of limited partnership units for a total purchase price of approximately $641.

During the year ended December 31, 2016, the operating partnership sold a medical property in Eau Claire, Wisconsin for approximately $1,400 and recognized a loss of $316.

Property Acquisitions and Dispositions during the year ended December 31, 2015

We acquired nine properties and two parcels of land for a total of $82,586 during the year ended December 31, 2015. Total consideration for the acquisitions was the issuance of approximately $11,228 in limited partnership units of the operating partnership, new loans of $45,830, assumed loans of $719, assumed liabilities and deferred maintenance of $1,329 and cash of $23,480.

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

See Notes 19 and 20 to the Consolidated Financial Statements included herein for more information regarding our acquisitions and dispositions during the year ended December 31, 2016 and 2015.

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

In addition to FFO, management also uses Modified Funds From Operations (“MFFO”) as a non-GAAP supplemental performance measure. MFFO as defined by us excludes from FFO acquisition related costs which are required to be expensed in accordance with GAAP. Our definition of MFFO also excludes disposition costs related to sales of real estate investments. Acquisition and disposition related expenses include those paid to our Advisor and third parties. Management believes that excluding acquisition and disposition related costs from MFFO provides useful supplemental performance information that is comparable over the long-term and that is consistent with management’s analysis of the operating performance of the REIT.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the years ended December 31, 2016, 2015 and 2014, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Year ended December 31, 2016			Year ended December 31, 2015			Year ended December 31, 2014
		Weighted Avg	Per		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$4,425	7,844	$0.56	$4,286	7,223	$0.59	$2,579	5,507	$0.47

Add back:
Noncontrolling Interest - OPU	9,034	16,015		7,684	15,002		6,715	14,300
Depreciation & Amortization from continuing operations	22,145			19,574			13,575
Pro rata share of unconsolidated affiliate depreciation & amortization	467			482			485
Loss on depreciable asset sales	316			—			—
Loss on impairment of property	—			412			—
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1,148)			(470)			(69)
Funds from operations applicable to common shares and limited partnership units (FFO)	35,239	23,859	$1.48	31,968	22,225	$1.44	23,285	19,807	$1.18
Add back:
Acquisition, and disposition expenses	2,080			2,323			4,201
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$37,319	23,859	$1.56	$34,291	22,225	$1.54	$27,486	19,807	$1.39

(1)	Please see Note 12 and Note 14 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Our principal demands for funds will be for the: (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends/distributions, (iv) payment of principal and interest on current and any future outstanding indebtedness, and (v) redemptions of our securities under our redemption plans. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and fund any repurchase requests to our shareholders and the unit holders of our operating partnership from cash flow from operations;

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

	Year Ended
	December 31,
	2016	2015
	(in thousands)
Net cash flows provided by operating activities	$34,719	$28,315
Net cash flows used in investing activities	$(15,968)	$(25,766)
Net cash flows provided by (used in) financing activities	$(13,178)	$3,269

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

Net cash provided by operating activities was $34,718 and $28,315 for the years ended December 31, 2016 and 2015, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the years ended December 31, 2016 and 2015 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $15,968 and $25,766 for the years ended December 31, 2016 and 2015, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the years ended December 31, 2016 and 2015, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $20,592 and $29,239, respectively, and the changes in restricted cash for replacement reserve escrows was $ (841) and $1,456, respectively.  In addition, during the years ended December 31, 2016 and 2015, proceeds of $1,409 were generated from the sale of one commercial medical property and the sale of two vehicles and $1,424 were generated from the sale of a parcel of development land, respectively. In 2016, proceeds of $2,600 were generated from the sale of membership interest in Michigan Street Transit Center, LLC, an equity method investment.

Financing Activities

Our financing activities generally consist of funding property purchases by raising capital, issuing UPREIT units, using excess cash and/or securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $13,178 for the year ended December 31, 2016. Net cash provided by financing activities was $3,269 for the year ended December 31, 2015. During the year ended December 31, 2016,  we paid approximately $17,712 in dividends and distributions, redeemed $2,062 of shares and units, received proceeds from new mortgage notes payable of approximately $20,271, made mortgage principal payments of approximately $13,345. For the year ended December 31, 2015, we paid approximately $15,935 in dividends and distributions, redeemed $2,548 of shares and units, received proceeds from new mortgage notes payable of approximately $36,385 made mortgage principal payments of approximately $27,160, made net payments of $16,420 on short-term notes, and received proceeds from issuance of common shares of $25,750.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2016 to December 31, 2016 totaling $7,527 or $0.9600 per share, including amounts reinvested through the dividend reinvestment plan.  During the year ended December 31, 2016, we paid cash dividends of $2,650 and dividends of $4,876 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $34,718 from our cash flows from operations and $542 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2015 to December 31, 2015 totaling $6,885 or $0.9300 per share, including amounts reinvested through the dividend reinvestment plan.  During the year ended

December 31, 2015, we paid cash dividends of $2,452 and dividends of $4,434 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $28,315 from our cash flows from operations and $152 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Year Ended
	December 31,
	2016	2015
	(in thousands)
Cash flows provided by operations (includes net income of $12,857 and $11,384, respectively)	$34,719	$28,315
Distributions from unconsolidated affiliates	542	152
Gain (Loss) on sales of real estate and non-real estate investments	(320)	470
Dividends declared	(7,527)	(6,885)
Excess	$27,414	$22,052

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2016, we declared quarterly distributions totalling $15,552 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15 and October 15, 2016 and January 15, 2017. Distributions were paid at a rate of $0.2400 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders. As of December 31, 2016, the limited partnership declared distributions of $4,005 which represented distributions for the quarter ended December 31, 2016, and we paid such amount on January 15, 2017.

For the year ended December 31, 2015, we declared quarterly distributions totalling $13,976 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15 and October 15, 2015 and January 15, 2016. Distributions were paid at a rate of $0.2325 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders. As of December 31, 2015, the limited partnership declared distributions of $3,557 which represented distributions for the quarter ended December 31, 2015, and we paid such amount on January 15, 2016.

Sources of Dividends

For the year ended December 31, 2016, we paid aggregate dividends of $7,527, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Aggregate dividends included $4,876 of dividends reinvested. Our funds from operations, or FFO, was $35,238 while our modified funds from operations, or MFFO, for the year ended December 31, 2016 was $37,318; therefore our management believes our distribution policy is sustainable over time. For the year ended December 31, 2015, we paid aggregate dividends of $6,885 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Aggregate dividends included $4,434 of dividends reinvested.  Our FFO was $31,968 while our MFFO, as of the year ended December 31, 2015 was $34,291. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At December 31, 2016, our cash resources consisted of cash and cash equivalents totaling approximately $12,034. Our cash reserves can be used for working capital needs and other commitments.  In addition, we had unencumbered properties with a gross book value of $25,302, which could potentially be used as collateral to secure additional financing in future periods.

At December 31, 2016, there was no balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements.  See Note 8 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the year ended December 31, 2016, we did not sell any common shares in private placements. During the year ended December 31, 2016, we issued 315,000 and 136,000 common shares under the dividend reinvestment plan and the optional share purchases, respectively and raised gross proceeds of $6,910. During the year ended December 31, 2015, we issued 1,677,000 common shares in a private placement to accredited investors pursuant to Rule 506 of Regulation D and raised gross proceeds of $25,750. During the year ended December 31, 2015, we issued 284,000 and 116,000 common shares under the dividend reinvestment plan and the optional share repurchases, respectively and raised gross proceeds of $5,943.

During the year ended December 31, 2016, we issued limited partnership units valued at approximately $23,468 in connection with the acquisition of ten properties and one property that had a change in control.

During the year ended December 31, 2015, we issued limited partnership units valued at approximately $11,228 in connection with the acquisitions of nine properties.

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under our debt obligations as of December 31, 2016.

	Payments Due by Year (in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt (a):
Fixed rate (b), (c)	$36,449	$17,018	$24,321	$26,969	$44,804	$243,950	$393,511
Interest (d)	16,992	15,457	14,634	13,323	11,521	49,478	121,405
Special assessments	87	79	76	77	74	463	856
Purchase obligations (e)	3,414	—	—	—	—	—	3,414
	$56,942	$32,554	$39,031	$40,369	$56,399	$293,891	$519,186

(a)	Amounts exclude capitalized loan fees of $3,031, net of accumulated amortization, as of December 31, 2016. Fixed rate amounts for each year include scheduled principal amortization payments.
(b)	Included in fixed rates debt is $2,099 of variable rate mortgage debt that has been swapped to a fixed rate through its maturity on December 2017.
(c)	Included in fixed rates debt is $957 of variable rate mortgage debt that has been swapped to a fixed rate through its maturity on April 2020.
(d)	Represents expected interest payments on our consolidated debt obligations as of December 31, 2016, including any capitalized interest.
(e)	Consists of the remaining balance Stonefield Phase II construction in progress contract. The project is expected to be completed in 2017.

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

As of December 31, 2016, most of our commercial leases require tenants to reimburse us for a share of our operating expenses. As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the year-ended December 31, 2016, inflation did not have a material impact on our revenues or net income.

Critical Accounting Estimates

The following discloses accounting policies and estimates we believe are most “critical” to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.  See also Note 2 to the financial statements.

Acquisition of Real Estate Investments

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

Impairment of Long-Lived Assets

Our real estate investments are reviewed for potential impairment at the end of each reporting period whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, we separately determine whether impairment indicators exist for each property.

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

If the presence of one or more impairment indicators as described above is identified at the end of the reporting period or throughout the year with respect to a real estate investment, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows.  A real estate investment is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value.  When performing a test for recoverability or estimating the fair value of an impaired real estate investment, we make complex or subjective assumptions which include, but are not limited to:

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

To the extent impairment has occurred, we will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of real estate investments.

Revenue Recognition

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2016, 2015 and December 31, 2014 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2013.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in 2016 and 2015.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in 2016 and 2015.  In determining this value, the Board relied upon experience with, and knowledge about, our real estate portfolio and debt obligations.  The Board also relied on valuation methodologies that are commonly used in the real estate industry.  The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

Based on the results of the methodologies, the Board determined the fair value of the shares and limited partnership units to be $15.50 per share/unit effective February 1, 2015. The Board determined the fair value of the shares and limited partnership units to be $16.00 per share/unit effective March 23, 2016.

As with any valuation methodology, the methodologies utilized by the Board in reaching an estimate of the value of the shares and limited partnership units are based upon a number of estimates, assumptions, judgments or opinions that may, or may not, prove to be correct.  The use of different estimates, assumptions, judgments, or opinions would likely have resulted in significantly different estimates of the value of the shares and limited partnership units.  In addition, the Board’s estimate of share and limited partnership unit value is not based on the book values of our real estate, as determined by GAAP, as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.

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

There have been no material changes in our Significant Accounting Policies as disclosed in Note 2 to our financial statements for the year ended December 31, 2016 included elsewhere in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recent Developments

Common Share Dividends. On January 15, 2017, we paid a dividend or distribution of $0.2400 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2016. All future dividends remain subject to the discretion of our Board of Trustees.

In January 2017, the operating partnership purchased a 36 unit apartment complex in Fargo, North Dakota for approximately $1,710. The purchase price was financed with the issuance of limited partnership units and cash.

In January 2017, the operating partnership purchased an 82 unit apartment complex in Grand Forks, North Dakota for approximately $5,494. The purchase price was financed with the issuance of limited partnership units and cash.

In January 2017, the operating partnership purchased an 18 unit apartment complex in Fargo, North Dakota for approximately $777. The purchase price was financed with the issuance of limited partnership units and cash.

In January 2017, the operating partnership purchased an 18 unit apartment complex in Fargo, North Dakota for approximately $828.  The purchase price was financed with the issuance of limited partnership units and cash.

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

The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2016 for each of the next five years and thereafter and the weighted average interest rates by year.

	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Fixed rate debt:
Mortgage notes payable (a)	$36,449	$17,018	$24,321	$26,969	$44,804	$243,950	$393,511

Weighted Average interest rate on debt:
Fixed rate debt
Mortgage notes payable (a)	4.99%	4.08%	5.25%	4.68%	4.40%	4.33%	4.43%

(a)	amounts exclude capitalized loan fees of $3,032, net of accumulated amortization, as of December 31, 2016. Fixed rate amounts for each year include scheduled principal amortization payments.

 The table incorporates only those interest rate exposures that existed as of December 31, 2016. It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in interest rates.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.  However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before May 1, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

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

Dated: March 15, 2017

STERLING REAL ESTATE TRUST

By:	/s/ KENNETH P. REGAN
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH P. REGAN (Kenneth P. Regan)	Chief Executive Officer and Trustee (principal executive officer)	March 15, 2017

/s/ ANGIE D. STOCK (Angie D. Stock)	Chief Accounting Officer and Treasurer (principal financial officer)	March 15, 2017

/s/ BRUCE W. FURNESS (Bruce W. Furness)	Chairman of the Board of Trustees	March 15, 2017

/s/ CLIFFORD FEARING (Clifford Fearing)	Trustee	March 15, 2017

/s/ JAMES R. HANSEN (James R. Hansen)	Trustee	March 15, 2017

/s/ TIMOTHY HUNT (Timothy Hunt)	Trustee	March 15, 2017

/s/ TIMOTHY HAUGEN (Timothy Haugen)	Trustee	March 15, 2017

/s/ RICHARD SAVAGEAU (Richard Savageau)	Trustee	March 15, 2017

/s/ JAMES S. WIELAND (James S. Wieland)	Trustee	March 15, 2017

/s/ LANCE R. WOLF (Lance R. Wolf)	Trustee	March 15, 2017

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2016 AND 2015,

AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS,

EQUITY AND CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2016, 2015 AND 2014,

 INCLUDING NOTES

and

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Sterling Real Estate Trust

Fargo, ND

We have audited the accompanying consolidated balance sheets of Sterling Real Estate Trust as of December 31, 2016 and 2015, and the related consolidated statements of operations and other comprehensive income,  shareholders' equity and cash flows for each of the years in the three‑year period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements. These consolidated financial statements and financial statement schedules are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Real Estate Trust as of December 31, 2016 and 2015 and the results of its operations and cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Chicago, Illinois

March 15, 2017

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2016 and 2015

	December 31,	December 31,
	2016	2015
	(in thousands)
ASSETS
Real estate investments	$622,975	$594,509
Cash and cash equivalents	12,034	6,461
Restricted deposits and funded reserves	7,213	6,115
Investment in unconsolidated affiliates	3,653	9,022
Due from related party	34	60
Receivables	4,258	3,428
Prepaid expenses	433	844
Notes receivable	600	651
Financing and lease costs, less accumulated amortization of $1,720 in 2016 and $1,356 in 2015	950	1,240
Assets held for sale	2,482	1,721
Lease intangible assets, less accumulated amortization of $10,770 in 2016 and $7,655 in 2015	15,852	18,184
Other assets	29	140

Total Assets	$670,513	$642,375

LIABILITIES
Mortgage notes payable, net	$390,479	$379,911
Special assessments payable	480	1,659
Dividends payable	5,925	5,319
Due to related party	957	440
Tenant security deposits payable	3,851	3,763
Subordinated debt	175	200
Lease intangible liabilities, less accumulated amortization of $1,122 in 2016 and $803 in 2015	2,075	2,253
Accounts payable - trade	438	819
Retainage payable	288	6
Liabilities related to assets held for sale	125	659
Fair value of interest rate swaps	145	219
Deferred insurance proceeds	102	69
Accrued expenses and other liabilities	6,818	6,631
Total Liabilities	411,858	401,948

COMMITMENTS and CONTINGENCIES - Note 18

SHAREHOLDERS' EQUITY
Noncontrolling interest
Operating partnership	170,138	154,810
Partially owned properties	3,935	4,537
Beneficial interest	84,727	81,299
Accumulated other comprehensive loss	(145)	(219)
Total Shareholders' Equity	258,655	240,427

	$670,513	$642,375

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$101,885	$93,330	$68,706
Tenant reimbursements	6,178	3,852	2,230
	108,063	97,182	70,936
Expenses
Expenses from rental operations
Interest	18,366	17,141	12,958
Depreciation and amortization	22,145	19,574	13,575
Real estate taxes	9,524	7,852	5,320
Property management fees	10,852	9,617	6,511
Utilities	7,672	7,220	5,614
Repairs and maintenance	21,267	17,726	11,721
Insurance	1,375	2,292	1,647
Loss on lease terminations	299	—	58
Loss on impairment of property	—	412	—
	91,500	81,834	57,404
Administration of REIT
Administrative expenses	360	338	281
Advisory fees	2,644	2,401	1,855
Acquisition and disposition expenses	2,081	2,323	4,201
Trustee fees	59	51	56
Legal and accounting	456	534	431
	5,600	5,647	6,824
Total expenses	97,100	87,481	64,228
Income from operations	10,963	9,701	6,708
Other income (expense)
Equity in income of unconsolidated affiliates	1,019	957	1,086
Other income	78	59	376
Gain (Loss) on sale of real estate investments	(316)	470	69
Gain on change in control of real estate investments	550	—	—
Gain on sale of investment in equity method investee	597	—	—
Gain (Loss) on involuntary conversion	(34)	197	398
Gain on disposal of marketable securities	—	—	666
	1,894	1,683	2,595
Net income	$12,857	$11,384	$9,303
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	9,034	7,684	6,715
Partially owned properties	(602)	(586)	9
Net income attributable to Sterling Real Estate Trust	$4,425	$4,286	$2,579

Net income per common share, basic and diluted	$0.56	$0.59	$0.47

Comprehensive income:
Net income	$12,857	$11,384	$9,303
Other comprehensive gain - change in fair value of interest rate swaps	74	53	37
Comprehensive income	12,931	11,437	9,340
Comprehensive income attributable to noncontrolling interest	8,482	7,134	6,750
Comprehensive income attributable to Sterling Real Estate Trust	$4,449	$4,303	$2,590

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total
	(in thousands)
BALANCE AT DECEMBER 31, 2013	5,454	$68,051	$(12,075)	$55,976	$141,539	$—	$(309)	$197,206
Shares issued under trustee compensation plan	2	23		23				23
Contribution of assets in exchange for the issuance of noncontrolling interest shares					17,461	—		17,461
Shares/units redeemed	(238)	(3,338)		(3,338)	(1,566)	—		(4,904)
Dividends declared			(4,948)	(4,948)	(12,954)	—		(17,902)
Dividends reinvested - stock dividend	231	3,238		3,238				3,238
Issuance of shares under optional purchase plan	128	1,892		1,892				1,892
UPREIT units converted to REIT common shares	47	700		700	(700)	—		—
Purchase of subsidary ownership from noncontrolling interest		(810)		(810)	101			(709)
Change in fair value of interest rate swaps							37	37
Distributions paid to consolidated real estate entity noncontrolling interests					(11)	—		(11)
Net income			2,579	2,579	6,724	—		9,303
BALANCE AT DECEMBER 31, 2014	5,624	$69,756	$(14,444)	$55,312	$150,594	$—	$(272)	$205,634
Issuance of common shares	1,677	25,750		25,750				25,750
Shares issued under trustee compensation plan	4	56		56				56
Contribution of assets in exchange for the issuance of noncontrolling interest shares					11,228	—		11,228
Shares/units redeemed	(132)	(1,915)		(1,915)	(633)	—		(2,548)
Dividends declared			(6,885)	(6,885)	(13,976)	—		(20,861)
Dividends reinvested - stock dividend	284	4,160		4,160				4,160
Issuance of shares under optional purchase plan	116	1,783		1,783				1,783
UPREIT units converted to REIT common shares	6	87		87	(87)	—		—
Syndication costs			(1,335)	(1,335)	—	—		(1,335)
Change in fair value of interest rate swaps							53	53
Contributions from consolidated real estate entity noncontrolling interests						5,123	—	5,123
Net income			4,286	4,286	7,684	(586)		11,384
BALANCE AT DECEMBER 31, 2015	7,579	$99,677	$(18,378)	$81,299	$154,810	$4,537	$(219)	$240,427
Shares issued pursuant to trustee compensation plan	4	60		60				60
Contribution of assets in exchange for the issuance of noncontrolling interest shares					23,468	—		23,468
Shares/units redeemed	(80)	(1,194)		(1,194)	(868)	—		(2,062)
Dividends declared			(7,527)	(7,527)	(15,552)	—		(23,079)
Dividends reinvested - stock dividend	315	4,760		4,760				4,760
Issuance of shares under optional purchase plan	136	2,150		2,150				2,150
UPREIT units converted to REIT common shares	47	754		754	(754)	—		—
Change in fair value of interest rate swaps							74	74
Net income			4,425	4,425	9,034	(602)		12,857
BALANCE AT DECEMBER 31, 2016	8,001	$106,207	$(21,480)	$84,727	$170,138	$3,935	$(145)	$258,655

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
OPERATING ACTIVITIES
Net income	$12,857	$11,384	$9,303
Adjustments to reconcile net income to net cash from operating activities
(Gain) loss on sale of real estate and non-real estate investments	320	(470)	(69)
(Gain) on change in control of real estate investment	(550)	—	—
(Gain) on sale of joint venture interest	(597)	—	—
Loss on extinguishment of debt	—	—	18
Net gain on investment in marketable securities	—	—	(666)
(Gain) loss on involuntary conversion	34	(197)	(398)
Loss on impairment of property	—	412	—
Loss on lease terminations	299	—	58
Equity in income of unconsolidated affiliates	(1,019)	(957)	(1,086)
Distributions of earnings of unconsolidated affiliates	1,014	900	1,086
Depreciation	18,507	16,466	12,116
Amortization	3,539	3,076	1,434
Amortization of debt issuance costs	694	666	463
Effects on operating cash flows due to changes in
Restricted deposits - tenant security deposits	(120)	(1,169)	(304)
Restricted deposits - real estate tax and insurance escrows	(159)	330	523
Due from related party	26	49	(45)
Receivables	(474)	(475)	199
Prepaid expenses	411	737	(372)
Marketable securities	—	—	666
Other assets	111	(64)	23
Due to related party	179	(2,037)	2,229
Tenant security deposits payable	103	159	244
Accounts payable - trade	(432)	(815)	439
Accrued expenses and other liabilities	(24)	320	2,066
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,719	28,315	27,927
INVESTING ACTIVITIES
Purchase of real estate investment properties	(9,745)	(23,480)	(43,932)
Capital expenditures and tenant improvements	(10,848)	(5,759)	(10,536)
Proceeds from sale of real estate investments	1,409	1,424	625
Proceeds from involuntary conversion	973	529	906
Proceeds from sale of joint venture interest	2,600	—	—
Investment in unconsolidated affiliates	(67)	(37)	(674)
Distributions in excess of earnings received from unconsolidated affiliates	542	152	274
Restricted deposits - replacement reserve escrows	(841)	1,456	(1,367)
Notes receivable issued	—	(51)	(600)
Notes receivable payments received	9	—	—
NET CASH USED IN INVESTING ACTIVITIES	(15,968)	(25,766)	(55,304)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(446)	(1,938)	(1,668)
Payments on investment certificates and subordinated debt	(50)	(319)	(64)
Reinvested proceeds from investment certificates	—	—	17
Principal payments on special assessments payable	(1,984)	(117)	(35)
Proceeds from issuance of mortgage notes payable and subordinated debt	20,271	36,385	24,540
Principal payments on mortgage notes payable	(13,345)	(27,160)	(7,898)
Advances on lines of credit	6,669	16,305	29,630
Payments on lines of credit	(6,669)	(32,725)	(13,210)
Proceeds from contributions received from noncontrolling interest - partially owned properties	—	5,123	—
Proceeds from issuance of common shares	—	25,750	—
Proceeds from issuance of shares under optional purchase plan	2,150	1,783	1,892
Shares/units redeemed	(2,062)	(2,548)	(4,904)
Dividends/distributions paid	(17,712)	(15,935)	(14,129)
Payment of syndication costs	—	(1,335)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,178)	3,269	14,171
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,573	5,818	(13,206)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,461	643	13,849
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,034	$6,461	$643

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014 (Continued)

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$18,319	$16,249	$12,395

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$4,760	$4,160	$3,238
Dividends declared and not paid	1,920	1,762	1,264
UPREIT distributions declared and not paid	4,005	3,557	3,290
UPREIT units converted to REIT common shares	754	87	700
Stock issued pursuant to trustee compensation plan	60	56	23
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	23,468	11,228	16,771
Contributed assets in real estate venture	—	—	1,316
Purchase of subsidiary ownership from noncontrolling interest in exchange for the issuance of noncontrolling interest units in UPREIT	—	—	810
Increase in land improvements due to increase in special assessments payable	908	850	172
Unrealized gain on interest rate swaps	74	53	37
Acquisition of assets with new financing	2,662	45,830	67,813
Acquisition of assets through assumption of debt and liabilities	78	2,051	2,636
Capitalized interest and real estate taxes related to construction in progress	136	71	224
Construction in progress with new financing	—	3,424	—
Acquisition of assets with accounts payable	(34)	213	1,066

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of December 31, 2016 and 2015, Sterling owned approximately 32.41% and 33.12%, respectively, of the operating partnership.

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

Principal Business Activity

Sterling currently owns directly and indirectly, 155 properties.  The Trust’s 105 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 50 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  The Trust’s mix of properties is 69.4% residential and 30.6% commercial (based on cost) at December 31, 2016.  Currently our focus is limited to multifamily apartment properties.  We currently have no plans with respect to our non-

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

multifamily apartment properties. Sterling did complete two commercial transactions during the first quarter of 2016 which  were initiated prior to January 1, 2016. We currently have no plans to dispose of our existing commercial properties.

Residential Property	Location	No. of Properties	Units
	North Dakota	86	5,484
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		105	8,991

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	21	832,920
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	15	683,090
	Mississippi	1	14,820
	Nebraska	1	16,480
	Texas	1	7,296
	Wisconsin	5	63,016
		50	1,719,211

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

The total value allocable to intangible assets acquired, which consists of in-place leases and tenant relationships, are allocated based on management’s evaluation of the specific characteristics of each tenant’s lease, our overall relationship with that respective tenant, growth prospects for developing new business with the tenant, the remaining term of the lease and the tenant’s credit quality, among other factors.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

Our analysis results in three discrete financial items: assets for above market leases, liabilities for below market leases, and assets for the in-place lease value. The calculation of each of these components is performed in tandem to provide a complete lease intangible asset and/or liability value.

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

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 totaled $18,507, $16,466, and $12,116 respectively.

The Company’s real estate investments are reviewed for potential impairment at the end of each reporting period whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Company separately determines whether impairment indicators exist for each property.

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

If the presence of one or more impairment indicators as described above is identified at the end of the reporting period or throughout the year with respect to a real estate investment, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows.  A real estate investment is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value.  When performing a test for recoverability or estimating the fair value of an impaired real estate investment, the Company makes complex or subjective assumptions which include, but are not limited to:

•	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, demographics, holding period and property location;

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

•	projected capital expenditures and lease origination costs;
•	projected cash flows from the eventual disposition of an operating property using a property specific capitalization rate;
•	comparable selling prices; and
•	property specific discount rates for fair value estimates as necessary.

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of real estate investments.  Based on evaluation, management recorded a loss on impairment of property of $412 during the year ended December 31, 2015.  There were no impairment losses during the years ended December 31, 2016 or 2014.

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

The results of operations of a component of an entity that either has been disposed of or is classified as held-for-sale under the requirements of ASC 360 is reported in discontinued operations in accordance with ASC 205, Presentation of Financial Statements (“ASC 205”) if such disposal or classification represents a strategic shift that has (or will have) a major effect on our operations and financial results.

There was one retail property classified as held for sale at December 31, 2016 and one medical property classified as held for sale at December 31, 2015.  See Note 19.

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

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2016, 2015 and 2014.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of December 31, 2016, we assessed that all three of our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of December 31, 2016 and 2015, the unconsolidated affiliates held total assets of $26,140 and $32,296 and mortgage notes payable of $20,017 and $20,421, respectively.

The operating partnership owns a 40.26% interest in a single asset limited liability company which owns a 144 unit residential, multifamily apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2016 and 2015 of $2,190 and $2,259, respectively.  The Company is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at December 31, 2016 and 2015 of $10,891 and $11,079, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2016 and 2015 of $6,936 and $7,083, respectively. The Company is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

The operating partnership previously owned an 82.50% interest as a tenant in common in a 61 unit residential, multifamily apartment complex in Fargo, North Dakota. The property was unencumbered at December 31, 2015.  As of December 1, 2016, there was a change in control over the real estate investment, with the operating partnership acquiring the other tenant in common’s 17.50% ownership interest in the property (See Note 20).  We estimated the property had a fair value of approximately $4,087.  The operating partnership paid total cash consideration of approximately $193 before transaction costs and issued $448 of limited partnership units for a total purchase price of approximately $641.  The company accounted for this as a business combination and recognized a gain on change in control of real estate investment of $550 in the fourth quarter of 2016 as a result of remeasuring the carrying value to fair value.

The operating partnership previously was a 99% owner of Michigan Street Transit Center, LLC (“Transit Center”) through 100% ownership in a limited liability company. The operating partnership had contributed approximately $644 in cash and $1,316 in property to the Transit Center in May and June 2014, respectively. The new parking ramp constructed on the site was fully operational in October 2016.  The property was unencumbered at December 31, 2015.  As of December 7, 2016, the operating partnership sold its 99% ownership interest in the Michigan Street Transit Center partnership for $2,600 and recognized a gain of $597.

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of December 31, 2016 and 2015, management determined no allowance was necessary for uncollectible receivables.

Financing and Lease Costs

Financing costs have been capitalized and are being amortized over the life of the financing (line of credit) using the effective interest method.  Unamortized financing costs are written off when debt is retired before the maturity date and included in amortization expense at that time.

Lease costs incurred in connection with new leases have been capitalized and are being amortized over the life of the lease using the straight-line method. We record the amortization of leasing costs in depreciation and amortization on the consolidated statements of operations and comprehensive income. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense.

Debt Issuance Costs

We amortize external debt issuance costs using the effective interest rate method, over the estimated life of the related debt. We record debt issuance costs related to notes and mortgage notes, net of amortization, on our consolidated balance sheets as an offset to their related debt. We record debt issuance costs related to revolving lines of credit on our consolidated balance sheets as financing fees, regardless of whether a balance on the line of credit is outstanding. We record the amortization of all debt issuance costs as interest expense.

Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at December 31, 2016 and 2015.

Noncontrolling Interest

A noncontrolling interest in a subsidiary is in most cases an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  In addition, consolidated net income is required to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and the amount of consolidated net income attributable to the parent and the noncontrolling interest are required to be disclosed on the face of the consolidated statements of operations and comprehensive income.

Operating Partnership: Interests in Sterling Properties, LLLP held by limited partners are represented by operating partnership units.  Sterling Properties, LLLP’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the operating partnership agreement.

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

A summary of the tax characterization of the dividends paid to shareholders of the Company’s common stock for the years ended December 31, 2016 and 2015 follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%
	2016	2016	2015	2015
Tax status
Ordinary income	$0.8718	90.48%	$0.8671	93.24%
Capital Gain	0.0267	2.77%	0.0098	1.05%
Return of capital	0.0615	6.75%	0.0531	5.71%
	$0.9600	100.00%	$0.9300	100.00%

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2016 and 2015 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2013.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

We derive over 95% of our revenues from tenant rents and other tenant-related activities. We lease multifamily units under operating leases with terms of one year or less. Rental income and other property revenues are recorded when due from tenants and are recognized monthly as earned pursuant to the terms of the underlying leases.  Other property revenues consist primarily of laundry, application and other fees charged to tenants.

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $499, $325 and $186 for the years ended December 31, 2016, 2015 and 2014, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of December 31, 2016 and 2015 was $3,362 and $2,863, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of December 31, 2016,  2015 and 2014 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the years ended December 31, 2016, 2015 and 2014, Sterling’s denominators for the basic and diluted earnings per common share were approximately 7,844,000,  7,223,000, and 5,507,000, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange. Additionally, lease contracts are specifically excluded from ASU 2014-09. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017. Early adoption is permitted beginning on the original

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

effective date of periods beginning after December 15, 2016. Upon adoption, ASU 2014-09 allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have performed a review of the requirements of the new guidance and have identified which of our revenue streams will be within the scope of ASU 2014-09.  We are working through an adoption plan which includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASU 2014-09, an evaluation of the method of adoption and assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. We plan to adopt the new guidance beginning January 1, 2018.

In April 2015, the FASB issued ASU No. 2015-03 Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The objective of ASU 2015-03 is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. To simplify presentation of debt issuance costs, the amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the Securities and Exchange Commission would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. This ASU is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2015. Upon adoption of the standard, on January 1, 2016, we reclassified unamortized debt issuance costs related to the Company’s mortgage notes payable from assets, net to reductions in mortgage notes payable within our consolidated balance sheets as of December 31, 2015 to conform with the new ASU and the presentation of such costs in our consolidated balance sheet as of December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after Dececember 15, 2018 with earlier application permitted. The Company is evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics, particularly the rights held by limited partners. The Company adopted this standard on January 1, 2016 and concluded that no change was required to its accounting for its joint ventures. However, the Operating Partnership now meets the criteria of a VIE, the Company is the primary beneficiary and accordingly, the Company continues to consolidate the Operating Partnership. The Company’s sole significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is an obligation of the Operating Partnership.

In January 2017, the FASB issued ASU No. 2017-01 to amend the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted for transactions which have not been previously reported in financial statements that have been issued. The Company currently anticipates that it will adopt the

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

guidance effective January 1, 2018 and that the guidance will result in acquisitions of operating properties being accounted for as asset acquisitions instead of business combinations. The adoption of this guidance will also change the accounting for the transaction costs for acquisitions of operating properties such that transaction costs will be able to be capitalized as part of the purchase price of the acquisition instead of being expensed as acquisition-related expenses. The ASU is required to be applied prospectively.

In November 2016, the FASB issued ASU No. 2016-18 to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company does not currently anticipate that the guidance will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 to provide guidance for areas where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not currently anticipate that the guidance will have a material impact on our consolidated financial statements.

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

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended December 31, 2016, 2015 and 2014, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements for the years ended December 31, 2016 and 2015.

	Year ended December 31, 2016			Year ended December 31, 2015			Year ended December 31, 2014
	Residential	Commercial	Total	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)			(in thousands)
Income from rental operations	$80,497	$27,566	$108,063	$75,914	$21,268	$97,182	$53,499	$17,437	$70,936
Expenses from rental operations	43,766	6,924	50,690	39,898	4,809	44,707	27,794	3,019	30,813
Net operating income	$36,731	$20,642	$57,373	$36,016	$16,459	$52,475	$25,705	$14,418	$40,123
Interest			18,366			17,141			12,958
Depreciation and amortization			22,145			19,574			13,575
Administration of REIT			5,600			5,647			6,824
Loss on impairment of property			—			412			—
Loss on lease terminations			299			—			58
Other (income)/expense			(1,894)			(1,683)			(2,595)
Net income			$12,857			$11,384			$9,303

Segment Assets and Accumulated Depreciation

As of December 31, 2016	Residential	Commercial	Total
	(in thousands)
Real estate investments	$514,341	$200,959	$715,300
Accumulated depreciation	(63,148)	(29,177)	(92,325)
	$451,193	$171,782	622,975
Cash and cash equivalents			12,034
Restricted deposits and funded reserves			7,213
Investment in unconsolidated affiliates			3,653
Receivables and other assets			5,354
Financing and lease costs, less accumulated amortization			950
Assets held for sale			2,482
Intangible assets, less accumulated amortization			15,852
Total Assets			$670,513

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2015	Residential	Commercial	Total
	(in thousands)
Real estate investments	$472,129	$197,355	$669,484
Accumulated depreciation	(50,668)	(24,307)	(74,975)
	$421,461	$173,048	594,509
Cash and cash equivalents			6,461
Restricted deposits and funded reserves			6,115
Investment in unconsolidated affiliates			9,022
Receivables and other assets			5,123
Financing and lease costs, less accumulated amortization			1,240
Assets held for sale			1,721
Intangible assets, less accumulated amortization			18,184
Total Assets			$642,375

note 4 – real estate investments

As of December 31, 2016	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$67,384	$37,769	$105,153
Building and improvements	419,120	161,724	580,844
Furniture, fixtures and equipment	24,852	1,466	26,318
Construction in progress	2,985	—	2,985
	514,341	200,959	715,300
Less accumulated depreciation	(63,148)	(29,177)	(92,325)
	$451,193	$171,782	$622,975

As of December 31, 2015	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$63,605	$35,631	$99,236
Building and improvements	384,308	160,225	544,533
Furniture, fixtures and equipment	23,744	1,499	25,243
Construction in progress	472	—	472
	472,129	197,355	669,484
Less accumulated depreciation	(50,668)	(24,307)	(74,975)
	$421,461	$173,048	$594,509

Construction in progress as of December 31, 2016 primarily consists of development and planning costs associated with phase II and III of a multifamily apartment community under construction in Bismarck, North Dakota.  Phase II of the project consists of a clubhouse and six 6-plex, two-story townhomes and Phase III may consist of up to six, 4-story apartment buildings with underground parking.  The clubhouse was substantially complete in July 2016, the first and second townhome buildings were substantially completed in September 2016 and November 2016, respectively.  Site work has commenced on the remaining four townhome buildings of Phase II.  Phase III of the development is still in the planning stages and construction has not yet commenced.  Phase II of the project is estimated to cost $9,061 and is expected to be substantially completed in third quarter 2017.  We have a construction contract of $1,232 for the clubhouse and $7,829 for the townhomes, of which $1,120 and $4,647 have been completed to date, including $56 and $232 of retainage which is included in payables at December 31, 2016, respectively. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for Phase II.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

NOTE 5 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	2016	2015
	(in thousands)
Tenant security deposits	$3,836	$3,738
Real estate tax and insurance escrows	1,836	1,677
Replacement reserves	1,541	700
	$7,213	$6,115

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

NOTE 6 – NOTES RECEIVABLE

Notes receivable primarily consisted of a $600 note to an unaffiliated party to provide working capital and for improvements on a residential property bearing interest at a rate of 6.5%. This note is personally guaranteed by the owner.  Accrued interest is due monthly beginning until the note is paid in full.  The principal plus accrued interest was originally due and payable on August 31, 2016.  Upon maturing the note was extended for an additional twelve months to August 31, 2017 with the same terms.

NOTE 7 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of December 31, 2016	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$23,507	$(9,860)	$13,647
Above-market leases	3,115	(910)	2,205
	$26,622	$(10,770)	$15,852
Intangible Liabilities
Below-market leases	$(3,197)	$1,122	$(2,075)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

	Lease	Accumulated	Lease
As of December 31, 2015	Intangibles	Amortization	Intangibles, net
Intangible Assets	(in thousands)
In-place leases	$22,722	$(6,974)	$15,748
Above-market leases	3,117	(681)	2,436
	$25,839	$(7,655)	$18,184
Intangible Liabilities
Below-market leases	$(3,056)	$803	$(2,253)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2017	$2,520	$288
2018	2,262	282
2019	1,956	273
2020	1,527	221
2021	1,210	189
Thereafter	6,377	822
	$15,852	$2,075

The weighted average amortization period for the intangible assets (in-place leases, above-market leases) and intangible liabilities (below-market leases) acquired as of December 31, 2016 was 6.0 years.

NOTE 8 – LINES OF CREDIT

We have a $27,000 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; and a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires November 2019. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; Edina, Minnesota; St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 2017; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell State Bank & Trust, which expired December 2016 and was extended to December 2017.   At December 31, 2016, there was no balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements. Certain of the variable lines of credit have limits on availability based on collateral specific criteria.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of December 31, 2016, one residential property was out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  A waiver was received from the lender. As of December 31, 2015, four residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  A waiver was received from the lender.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

NOTE 9 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	December 31,	December 31,
	2016	2015
	(in thousands)
Fixed rate mortgage notes payable (a)	$393,511	$383,292
Less unamortized debt issuance costs	3,032	3,381
	$390,479	$379,911

(a)	Includes $3,056 and $3,158 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2016 and 2015, respectively.

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

As of December 31, 2016, we had 116 fixed rate and no variable rate mortgage loans with effective interest rates ranging from 2.57% to 7.25% per annum and a weighted average effective interest rate of 4.43% per annum.

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2016, five loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Bismarck, North Dakota with a total outstanding balance of $8,336 at December 31, 2016. Annual waivers have been received from the lenders.  As of December 31, 2015, three loans on residential properties and two loans on commercial properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Bismarck, North Dakota with a total outstanding balance of $9,650 at December 31, 2015. Waivers have been received from the lenders.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2017	$36,449
2018	17,018
2019	24,321
2020	26,969
2021	44,804
Thereafter	243,950
Total payments	$393,511

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

NOTE 10 – HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we used derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with two existing borrowings. To meet these objectives, we have entered into interest rate swaps in the notional amount of $1,294 and $2,450 to provide a fixed rate of 7.25% and 2.57%, respectively. The swaps mature in April 2020 and December 2017, respectively.  The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception.

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of December 31, 2016 and 2015, we have recorded a liability and accumulated other comprehensive loss of $145 and $219, respectively.

NOTE 11 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2016		December 31, 2015
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable, net	$390,479	$402,438	$379,911	$394,782
Fair value of interest rate swaps	$145	$145	$219	$219

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2016
Fair value of interest rate swaps	$—	$145	$—	$145
December 31, 2015
Fair value of interest rate swaps	$—	$219	$—	$219

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2016 and 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 10.

Nonrecurring Fair Value Measurements

As discussed in Note 2, the Company recorded an impairment charge during the year ended December 31, 2015 to write the carrying value down to estimated fair value for certain real estate investments after determining their carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for such assets.  Estimated fair value is determined by the Company utilizing the discounted cash flow models, third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price from an executed sales agreement.  Capitalization and discount rates utilized within discounted cash flows models are based upon observable rates that the Company believes to be within a reasonable range of current market rates for the property.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Real estate investments measured at fair value on a nonrecurring basis at December 31, 2016 and 2015, respectively, aggregated by the level within the fair value hierarchy in which those measurements fall are as follows:

					Provision for
					Impairment of
					Investment
	Level 1	Level 2	Level 3	Total	Properties
	(in thousands)
December 31, 2016
Real estate investments	$—	$—	$—	$—	$—
December 31, 2015
Real estate investments (a)	$—	$—	$1,087	$1,087	$412

(a)	Includes an impairment charge recorded on certain real estate investments during the year ended December 31, 2015, based upon a discounted cash flow model.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2016
Mortgage notes payable, net	$—	$—	$402,438	$402,438
December 31, 2015
Mortgage notes payable, net	$—	$—	$394,782	$394,782

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.00% to 4.35% and from 3.97% to 4.05% December 31, 2016 and 2015, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of December 31, 2016.  The Company’s mortgage notes payable are further described in Note 9.

NOTE 12 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2016 and 2015, outstanding limited partnership units totaled 16,688,000 and 15,300,000, respectively. Total aggregate distributions per unit for the years ended December 31, 2016 and 2015 were $0.9600 and $0.9300, respectively. The operating partnership declared fourth quarter distributions of $4,005 and $3,557 respectively, to limited partners payable in January 2017 and 2016, respectively.

During the year ended December 31, 2016, Sterling exchanged 47,000 common shares for 47,000 limited partnership units held by limited partners, pursuant to redemption requests.  The aggregate value of these transactions was $754.  During the year ended December 31, 2015, Sterling exchanged 6,000 common shares for 6,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $87.  During the year ended December 31, 2014, Sterling exchanged 47,000 common shares for 47,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $700.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $30,000 worth of securities. Currently, the fixed redemption price is $15.00 per share or unit under the plans which price became effective March 24, 2016.

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

During the years ended December 31, 2016, 2015 and 2014, the Company redeemed 80,000,  132,000 and 238,000 common shares valued at $1,194, $1,915 and $3,338, respectively.  In addition, during the years ended December 31, 2016, 2015 and 2014, the Company redeemed 59,000,  44,000 and 112,000 units valued at $868  ,$633 and $1,566, respectively.

NOTE 14 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of December 31, 2016 and 2015, there were 8,001,000 and 7,579,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.9600 per share, $0.9300 per share and $0.9000 per share for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Under this plan, eligible shareholders can elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $5 per fiscal quarter without our prior approval.  The purchase price per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $16.00 and $15.50 at December 31, 2016 and 2015, respectively. See discussion of determination of estimated value in Note 20.

In December the Trust amended its Dividend Reinvestment Plan to provide that eligible shareholders electing to reinvest cash dividends under the plan, may also make additional optional purchases of Common Shares not to exceed $10 per fiscal quarter and, with the Trust’s prior approval, automatic optional cash purchases in excess of $10 per fiscal quarter effective January 1, 2017.  In addition, participants may not, in any calendar year, purchase or receive via transfer more than $40 in Common Shares derived from the rights granted to Participants under this amendment.

Therefore, the purchase price per common share for dividend reinvestments was $15.20 and $14.725 and for additional optional cash purchases was $16.00 and $15.50 at December 31, 2016 and 2015, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the year ended December 31, 2016, 315,000 shares were issued pursuant to dividend reinvestments and 136,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the year ended December 31, 2015, 284,000 shares were issued pursuant to dividend reinvestments and 116,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2014, 231,000 shares were issued pursuant to dividend reinvestments and 128,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 16 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the years ended December 31, 2016, 2015 and 2014, we paid property management fees to GOLDMARK Property Management in an amount equal to approximately 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the years ended December 31, 2016, 2015 and 2014, we paid management fees of $9,929,  $9,304, and $6,439 respectively, to GOLDMARK Property Management. In addition, during the years ended December 31, 2016, 2015 and 2014, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $4,556,  $3,961, and $2,613 respectively.

Board of Trustee Fees

We incurred Trustee fees of $59,  $51 and $56 during the years ended December 31, 2016, 2015 and 2014, respectively.  As of December 31, 2016, and 2015 we owed our Trustees $26 and $27 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.  Our Trustee Compensation Plan provides:

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

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

TC = Total Project Cost

Management Fees

During the years ended December 31, 2016, 2015 and 2014, we incurred advisory management fees of $2,644,  $2,401 and $1,855 with Sterling Management, LLC, our Advisor. As of December 31, 2016 and 2015, we owed our Advisor $226 and $214, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.  In addition, during the years ended December 31, 2016, 2015 and 2014, we reimbursed the Advisor for operating costs such as travel and meals, legal and office supplies totaling $37,  $22, and $4, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Acquisition Fees

During the years ended December 31, 2016, 2015 and 2014, we incurred acquisition fees of $903,  $1,128, and $2,628 respectively, with our Advisor. As of December 31, 2016, we owed our Advisor $226 for unpaid acquisition fees.  There were no acquisition fees owed to our Advisor as of December 31, 2015.

Financing Fees

During the years ended December 31, 2016, 2015 and 2014, we incurred financing fees of $68,  $270 and $269 with our Advisor for loan financing and refinancing activities. There were no financing fees owed to our Advisor as of December 31, 2016. As of December 31, 2015, we owed our Advisor $23 for unpaid financing fees.

Disposition Fees

During the years ended December 31, 2016, 2015 and 2014, we incurred disposition fees of $100,  $36 and $16 with our Advisor.  See Note 19. There were no disposition fees owed to our Advisor as of December 31, 2016 and 2015, respectively.

Development Fees

During the years ended December 31, 2016, 2015 and 2014, we incurred $170,  $336 and $358 in development fees with our Advisor. As of December 31, 2016 and 2015, we owed our Advisor $81 and $69 for unpaid development fees as part of a 10% hold back, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the year ended December 31, 2016, we issued directly or indirectly, 551,000 operating partnership (OP) units to entities affiliated with Messrs. Regan, Wieland, two of our trustees, and Messr. Swenson, one of our officers in connection with the acquisition of various properties. The aggregate value of these units was $8,650.

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

Commissions

During the years ended December 31, 2016, 2015 and 2014, we incurred real estate commissions of $953,  $1,033, and $1,408 respectively, owed to GOLDMARK Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of December 31, 2016 or 2015.

During the year ended December 31, 2016, we did not incur brokerage fees.  During the year ended December 31, 2015, we incurred brokerage fees of $931 and $348 to a broker-dealer benefiting Dale Lian and James Echtenkamp, respectively, shareholders of Sterling and members of our Advisor. Brokerage fees were based on 7% of the purchase price of Sterling common shares sold.  There were no outstanding brokerage fees owed as of December 31, 2016 or 2015.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Rental Income

During the years ended December 31, 2016, 2015 and 2014, we received rental income of $215,  $215 and $179, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the years ended December 31, 2016, 2015 and 2014, we received rental income of $53,  $51 and $50, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the years ended December 31, 2016, 2015 and 2014, we received rental income of $45,  $43 and $42, respectively, under operating lease agreements with our Advisor.

Construction Costs

As of December 31, 2016, since the project’s inception through its completion in 2015, we incurred total costs of  $5,767 related to the construction of Phase II of the Bismarck, North Dakota development project which consists of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development, which is controlled by Messrs. Regan and Wieland.  As of December 31, 2016, we owed GOLDMARK Development $288 for retainage and $398 for unpaid construction fees.

As of December 31, 2015, since the project’s inception, we incurred total costs of $14,147 related to the construction of a 156 unit apartment community (Phase I) in Bismarck, North Dakota to GOLDMARK Development.  There was no retainage owed to GOLDMARK Development as of December 31, 2015. In addition, there were no unpaid construction fees owed to GOLDMARK Development as of December 31, 2015.

As of December 31, 2015, we incurred total costs of $117 related to the construction of Phase II of the Bismarck, North Dakota development project to GOLDMARK Development.  As of December 31, 2015, we owed GOLDMARK Development $107 for construction fees and $6 for retainage.

NOTE 17 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $80,497, $75,914 and $53,499 for the years ended December 31, 2016, 2015 and 2014, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the years ended December 31, 2016, 2015 and 2014, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $6,178,  $3,852 and $2,230, respectively, totaled $27,566, $21,268 and $17,437, respectively.

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2016 are as follows:

Years ending December 31,	Amount
(in thousands)
2017	$20,004
2018	18,999
2019	18,238
2020	17,272
2021	13,533
Thereafter	64,483
$152,529

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

NOTE 19 – DISPOSITIONS

During December 2015, the Company received a notice from a tenant to exercise a purchase option for a medical property located in Eau Claire, Wisconsin.  This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to December 31, 2015, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of December 31, 2015.  During the year ended December 31, 2016, the operating partnership sold the Eau Claire, Wisconsin medical property for approximately $1,400 and recognized a loss of $316.

During September 2016, the Company entered into a purchase agreement to sell a retail property located in Fargo, North Dakota.  This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to December 31, 2016, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of December 31, 2016.   The company expects to close on this sale in the first quarter of 2017.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

The following table presents the assets and liabilities associated with the real estate investments held for sale:

	December 31,	December 31,
	2016	2015
	(in thousands)
ASSETS
Real estate investments	$2,365	$1,716
Restricted deposits and funded reserves	22	—
Receivables	25	5
Notes receivable	42	—
Financing and lease costs, less accumulated amortization of $87 in 2016	28	—

Total Assets	$2,482	$1,721

LIABILITIES
Mortgage notes payable	$—	$655
Special assessments payable	103	—
Tenant security deposits payable	22	—
Accrued expenses and other liabilities	—	4

Total Liabilities	$125	$659

NOTE 20 – BUSINESS COMBINATIONS AND ACQUISITIONS

The Company closed on the following acquisitions during the year ended December 31, 2016:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/29/16	Titan Machinery	North Platte, NE	Implement dealership	16,480 sq. ft.	$1,769	$1,769
2/1/16	Bristol Park Apartments	Grand Forks, ND	Apartment complex	80 units	5,050	5,050
2/1/16	Redpath	White Bear Lake, MN	Office building	25,817 sq. ft.	4,000	4,000
3/1/16	Eagle Sky I Apartments	Bismarck, ND	Apartment complex	20 units	1,525	1,525
3/1/16	Eagle Sky II Apartments	Bismarck, ND	Apartment complex	20 units	1,525	1,525
5/4/16	Garden Grove Apartments	Bismarck, ND	Apartment complex	95 units	7,072	7,072
5/4/16	Washington Apartments	Grand Forks, ND	Apartment complex	17 units	667	667
8/1/16	Roughrider	Grand Forks, ND	Apartment complex	12 units	582	582
8/29/16	West 80 Development Land	Rochester, MN	Land	18.8 acres	900	900
9/13/16	Amberwood Apartments	Grand Forks, ND	Apartment complex	95 units	3,942	3,942
12/19/16	Bridgeport Apartments	Fargo, ND	Apartment complex	120 units	8,280	8,280

					$35,312	$35,312

Total consideration given for acquisitions through December 31, 2016 was completed through issuing approximately 1,466,000 limited partnership units of the operating partnership valued at $15.50 and $16.00 per unit for an aggregate consideration of approximately $23,020, new loans of $2,662, assumed liabilities of $78 and cash of $9,552. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

In addition, as of December 1, 2016, the operating partnership acquired the remaining 17.5% ownership interest in a 61 unit property which was previously held as tenant in common (See Note 2).  We estimated the property’s fair value of approximately $4,087.  The Trust paid total cash consideration of approximately $193 before transaction costs and issued $448 of limited partnership units for a total purchase price of approximately $641.  The company accounted for this as a

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

business combination and recognized a gain on change in control of real estate investment of $550 as a result of remeasuring the carrying value to fair value.

The Company closed on the following acquisitions during the year ended December 31, 2015:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/13/15	Valley Homes Duplexes	Grand Forks, ND	Duplex complex	24 units	$2,148	$2,148
1/28/15	Titan Machinery	Bismarck, ND	Implement dealership	22,293 sq. ft.	3,416	3,416
2/3/15	Quail Creek	Springfield, MO	Apartment complex	164 units	10,900	10,900
5/13/15	Parkview Arms	Bismarck, ND	Apartment complex	62 units	4,464	4,464
6/16/15	Development land	Mankato, MN	Land	1.13 acres	263	263
7/20/15	Development land	Fargo, ND	Land	1.95 acres	500	500
8/4/15	Huntington	Fargo, ND	Apartment complex	10 units	420	420
8/4/15	Summerfield	Fargo, ND	Apartment complex	18 units	774	774
8/13/15	Bell Plaza (FKA Northland Plaza)	Bloomington, MN	Office building	296,967 sq. ft.	52,500	36,750
9/1/15	Columbine Apartments	Grand Forks, ND	Apartment complex	12 units	629	629
10/1/15	Summit Point	Fargo, ND	Apartment complex	87 units	6,572	6,572

					$82,586	$66,836

   Total consideration given for acquisitions through December 31, 2015 was completed through issuing approximately 729,000 limited partnership units of the operating partnership valued at $15.00 per unit and $15.50 per unit for an aggregate consideration of approximately $11,228, new loans of $45,830, assumed loans of $719, assumed liabilities $1,329, and cash of $23,480. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

Included in the Company’s consolidated statements of operations and other comprehensive income are the results of operations from Bell Plaza (FKA Northland Plaza), which was acquired and accounted for as a business combination, consisting of $3,163 in revenues and $2,356 in net loss attributable to Sterling Real Estate Trust from the date of acquisition (August 13, 2015) through December 31, 2015.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

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

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Year Ended
	December 31,
	2016	2015	2014

Land, building, tenant improvements and FF&E	$34,102	$71,493	$132,990
Acquired lease intangible assets	1,386	12,735	-
Acquired lease intangible liabilities	(176)	(1,642)	-
Mortgages notes payable assumed	-	(719)	(2,637)
Other liabilities	(78)	(1,329)	(1,361)
Net assets acquired	35,234	80,538	128,992
Equity/limited partnership unit consideration	(23,020)	(11,228)	(17,461)
New loans	(2,662)	(45,830)	(67,477)

Net cash consideration (a)	$9,552	$23,480	$44,054

(a)

The 2016 total does not include the $193 cash outflow related to the change in control of real estate investment, in which the operating partnership acquired the remaining 17.50% ownership interest in a 61 unit property in December 2016 (described above).

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in 2016, 2015 and 2014.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in 2016, 2015 and 2014.  In determining this value, the Board relied upon experience with, and knowledge about, our real estate portfolio and debt obligations.  The Board also relied on valuation methodologies that are commonly used in the real estate industry.  The methodology used by our board to determine this value was based on the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain.

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

As with any valuation methodology, the methodologies utilized by the Board in reaching an estimate of the value of the shares and limited partnership units are based upon a number of estimates, assumptions, judgments or opinions that may, or may not, prove to be correct.  The use of different estimates, assumptions, judgments, or opinions would likely have resulted in significantly different estimates of the value of the shares and limited partnership units.  In addition, the Board’s estimate of share and limited partnership unit value is not based on the book values of our real estate, as determined by GAAP, as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.

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

Condensed Pro Forma Financial Information

The following unaudited condensed pro forma financial information is presented as if the Bell Plaza (FKA Northland Plaza) acquisition was completed as of January 1, 2014.  These pro forma results are for comparative purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of the period presented, nor are they necessarily indicative of future operating results.

The unaudited condensed pro forma financial information is as follows:

	Year Ended
	December 31,
	2016	2015	2014
	(in thousands, except per share data)
Total revenues	$108,063	$101,807	$78,735
Net income	$12,857	$11,457	$5,772
Net income attributable to Sterling Real Estate Trust	$4,425	$5,998	$2,657
Earnings per common share, basic and diluted
Net income per common share attributable to Sterling Real Estate Trust	$0.56	$0.83	$0.48
Weighted average number of common shares outstanding - basic	7,844	7,223	5,507

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

NOTE 21 – QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth selected quarterly financial data for the Company:

	Quarter (1)
2016	First	Second	Third	Fourth
	(in thousands, except per share data)
Income from rental operations	$26,688	$27,046	$26,888	$27,441
Net Income	$3,374	$2,706	$2,523	$4,254
Net Income attributable to Sterling Real Estate Trust	$1,273	$839	$885	$1,428
Net Income per common share, basic and diluted	$0.17	$0.11	$0.11	$0.17
Weighted average common shares outstanding	7,690,000	7,789,000	7,891,000	8,003,000

	Quarter (1)
2015	First	Second	Third	Fourth
	(in thousands, except per share data)
Income from rental operations	$22,825	$23,552	$24,688	$26,117
Net Income	$3,178	$4,596	$2,087	$1,526
Net Income attributable to Sterling Real Estate Trust	$952	$1,511	$1,078	$748
Net Income per common share, basic and diluted	$0.15	$0.20	$0.14	$0.10
Weighted average common shares outstanding	6,308,000	7,436,000	7,543,000	7,588,000

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

NOTE 22 - SUBSEQUENT EVENTS

On January 15, 2017, we paid a dividend or distribution of $0.2400 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2016.

In January 2017, the operating partnership purchased a 36 unit apartment complex in Fargo, North Dakota for approximately $1,710. The purchase price was financed with the issuance of limited partnership units and cash.

In January 2017, the operating partnership purchased an 82 unit apartment complex in Grand Forks, North Dakota for approximately $5,494. The purchase price was financed with the issuance of limited partnership units and cash.

In January 2017, the operating partnership purchased an 18 unit apartment complex in Fargo, North Dakota for approximately $777. The purchase price was financed with the issuance of limited partnership units and cash.

In January 2017, the operating partnership purchased an 18 unit apartment complex in Fargo, North Dakota for approximately $828.  The purchase price was financed with the issuance of limited partnership units and cash.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Industrial			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	Fargo, ND	$2,043	$820	$2,554	$9	$(94)	$829	$2,460	$3,289	$273	08/29/2012	40
Titan Machinery	Bismarck, ND	2,444	950	1,395	7	—	957	1,395	2,352	70	01/28/2015	40
Titan Machinery	Dickinson, ND	896	354	1,096	400	—	754	1,096	1,850	132	07/30/2012	40
Titan Machinery	Fargo, ND	1,060	781	1,947	510	—	1,291	1,947	3,238	207	10/30/2012	40
Titan Machinery	Marshall, MN	2,071	300	3,648	81	—	381	3,648	4,029	479	11/01/2011	40
Titan Machinery	Minot, ND	1,537	618	1,654	—	—	618	1,654	2,272	183	08/01/2012	40
Titan Machinery	North Platte, NE	—	325	1,269	—	—	325	1,269	1,594	33	01/29/2016	40
Titan Machinery	Redwood Falls, MN	1,565	333	3,568	—	—	333	3,568	3,901	349	01/31/2013	40
Titan Machinery	Sioux City, IA	1,474	315	2,472	—	—	315	2,472	2,787	201	10/25/2013	40
Total		$13,090	$4,796	$19,603	$1,007	$(94)	$5,803	$19,509	$25,312	$1,927

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Land			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Taco Bell	Denver, CO	$459	$669	$—	$—	$—	$669	—	669	$—	06/14/2011
West 80	Rochester, MN	—	1,364	—	—	—	1,364	—	1,364	—	08/29/2016
Total		$459	$2,033	$—	$—	$—	$2,033	$—	$2,033	$—

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Medical			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life Plasma Center	Bismarck, ND	$1,232	$306	$2,255	$11	$123	$317	2,378	2,695	$568	01/03/2008	9	-	40
Bio-Life Plasma Center	Grand Forks, ND	1,232	457	2,230	1	158	458	2,388	2,846	590	01/03/2008	10	-	40
Bio-Life Plasma Center	Janesville, WI	1,232	250	1,857	—	123	250	1,980	2,230	476	01/03/2008	9	-	40
Bio-Life Plasma Center	Mankato, MN	1,232	390	2,111	263	1,154	653	3,265	3,918	704	01/03/2008	11	-	40
Bio-Life Plasma Center	Marquette, MI	—	213	2,793	—	123	213	2,916	3,129	685	01/03/2008	9	-	40
Bio-Life Plasma Center	Onalaska, WI	1,232	208	1,853	—	323	208	2,176	2,384	502	01/03/2008	11	-	40
Bio-Life Plasma Center	Oshkosh, WI	1,232	293	1,705	—	146	293	1,851	2,144	465	01/03/2008	10	-	40
Bio-Life Plasma Center	Sheboygan, WI	1,232	645	1,611	—	248	645	1,859	2,504	437	01/03/2008	10	-	40
Bio-Life Plasma Center	Stevens Point, WI	1,232	119	2,184	—	123	119	2,307	2,426	549	01/03/2008	9	-	40
Total		$9,856	$2,881	$18,599	$275	$2,521	$3,156	$21,120	$24,276	$4,976

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed

Amberwood	Grand Forks, ND	$—	$426	$3,304	$—	$21	$426	3,325	3,751	$28	09/13/2016	20	-	40
Arbor I/400	Bismarck, ND	428	73	516	4	—	77	516	593	46	06/04/2013		40
Arbor II/404	Bismarck, ND	438	73	538	6	14	79	552	631	43	11/01/2013		40
Arbor III/406	Bismarck, ND	435	71	536	7	14	78	550	628	43	11/01/2013		40
Ashbury	Fargo, ND	—	314	3,774	—	—	314	3,774	4,088	8	12/19/2016		40
Auburn II	Fargo, ND	587	105	883	12	64	117	947	1,064	228	03/23/2007	20	-	40
Autumn Ridge	Grand Forks, ND	5,887	1,072	8,875	44	19	1,116	8,894	10,010	2,352	08/16/2004	9	-	40
Barrett Arms	Crookston, MN	914	37	1,001	—	11	37	1,012	1,049	76	01/02/2014		40
Bayview	Fargo, ND	3,226	284	4,077	6	65	290	4,142	4,432	931	12/31/2007	20	-	40
Berkshire	Fargo, ND	261	31	406	4	6	35	412	447	91	03/31/2008	20	-	40
Betty Ann	Fargo, ND	548	74	738	1	60	75	798	873	142	08/31/2009		40
Bridgeport	Fargo, ND	—	613	7,676	—	—	613	7,676	8,289	16	12/19/2016		40
Brighton Village	New Brighton, MN	10,709	2,520	13,985	—	371	2,520	14,356	16,876	737	12/19/2014	5	-	40
Bristol Park	Grand Forks, ND	3,348	985	3,976	—	192	985	4,168	5,153	93	02/01/2016		40
Brookfield	Fargo, ND	885	228	1,958	3	157	231	2,115	2,346	426	08/01/2008	20	-	40
Cambridge (FKA 44th Street)	Fargo, ND	1,715	333	1,845	3	41	336	1,886	2,222	181	02/06/2013		40
Candlelight	Fargo, ND	2,092	613	1,221	(337)	392	276	1,613	1,889	164	11/30/2012		40
Carling Manor	Grand Forks, ND	493	69	656	—	3	69	659	728	144	03/31/2008		40
Carlton Place	Fargo, ND	7,171	703	7,207	14	197	717	7,404	8,121	1,515	09/01/2008	20	-	40
Chandler 1802	Grand Forks, ND	694	133	1,114	—	12	133	1,126	1,259	84	01/02/2014		40
Chandler 1866	Grand Forks, ND	347	31	270	—	28	31	298	329	84	01/03/2005	20	-	40
Cherry Creek (FKA Village)	Grand Forks, ND	993	173	1,435	1	60	174	1,495	1,669	301	11/01/2008		40
Columbia West	Grand Forks, ND	3,186	294	3,406	1	148	295	3,554	3,849	734	09/01/2008	20	-	40
Country Club	Fargo, ND	295	252	1,252	—	97	252	1,349	1,601	186	05/02/2011	20	-	40
Countryside	Fargo, ND	181	135	677	—	14	135	691	826	94	05/02/2011		40
Courtyard	St. Louis Park, MN	4,000	2,270	5,681	—	583	2,270	6,264	8,534	484	09/03/2013	5	-	40
Dakota Manor	Fargo, ND	1,823	249	2,236	—	31	249	2,267	2,516	136	08/07/2014		40
Danbury	Fargo, ND	2,789	381	6,020	9	107	390	6,127	6,517	1,373	12/31/2007	20	-	40
Dellwood Estates	Anoka, MN	7,576	844	9,966	—	324	844	10,290	11,134	908	05/31/2013		40
Eagle Run	West Fargo, ND	4,306	576	5,787	75	61	651	5,848	6,499	930	08/12/2010		40
Eagle Sky I	Bismarck, ND	963	115	1,322	—	(30)	115	1,292	1,407	27	03/01/2016		40
Eagle Sky II	Bismarck, ND	963	135	1,303	—	(24)	135	1,279	1,414	27	03/01/2016		40
Echo Manor	Hutchinson, MN	987	141	875	—	32	141	907	1,048	68	01/02/2014	20	-	40
Emerald Court	Fargo, ND	534	66	830	1	66	67	896	963	194	03/31/2008	20	-	40
Fairview	Bismarck, ND	3,032	267	3,978	35	27	302	4,005	4,307	799	12/31/2008	20	-	40
Flickertail	Fargo, ND	5,607	426	5,652	8	106	434	5,758	6,192	1,142	12/31/2008		40
Forest Avenue	Fargo, ND	433	61	637	—	6	61	643	704	63	02/06/2013		40
Galleria III	Fargo, ND	577	118	681	1	—	119	681	800	105	11/09/2010		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(Dollar amounts in thousands)

Garden Grove	Bismarck, ND	4,646	606	6,073	—	54	606	6,127	6,733	102	05/04/2016	5	-	40
Georgetown on the River	Fridley, MN	19,008	4,620	25,263	—	490	4,620	25,753	30,373	1,333	12/19/2014	5	-	40
Glen Pond	Eagan, MN	15,330	3,761	20,833	—	200	3,761	21,033	24,794	2,633	12/02/2011	20	-	40
Granger Court I	Fargo, ND	2,389	279	2,619	—	14	279	2,633	2,912	235	06/04/2013		40
Griffin Court	Moorhead, MN	3,461	652	3,914	20	267	672	4,181	4,853	267	06/09/2014	5	-	40
Hannifin	Bismarck, ND	492	81	607	5	28	86	635	721	49	11/01/2013		40
Hunter's Run I	Fargo, ND	282	50	419	2	(2)	52	417	469	100	03/23/2007		40
Hunter's Run II	Fargo, ND	569	44	441	2	—	46	441	487	94	07/01/2008		40
Huntington	Fargo, ND	—	86	309	—	15	86	324	410	11	08/04/2015		40
Islander	Fargo, ND	893	98	884	—	53	98	937	1,035	123	07/01/2011		40
Kennedy	Fargo, ND	473	84	588	1	47	85	635	720	56	02/06/2013	20	-	40
Library Lane	Grand Forks, ND	1,799	301	2,401	12	121	313	2,522	2,835	575	10/01/2007	20	-	40
Madison	Grand Forks, ND	264	95	497	—	52	95	549	644	17	09/01/2015		40
Maple Ridge	Omaha, NE	4,151	766	5,608	—	831	766	6,439	7,205	1,262	08/01/2008	20	-	40
Maplewood	Maplewood, MN	9,844	3,120	12,122	—	244	3,120	12,366	15,486	640	12/19/2014	5	-	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	Fargo, ND	5,192	783	5,839	—	192	783	6,031	6,814	956	01/01/2009	20	-	40
Martha Alice	Fargo, ND	548	74	738	1	83	75	821	896	149	08/31/2009	20	-	40
Mayfair	Grand Forks, ND	735	80	1,043	—	20	80	1,063	1,143	225	07/01/2008	20	-	40
Monticello	Fargo, ND	720	60	752	7	32	67	784	851	61	11/08/2013	20	-	40
Montreal Courts	Little Canada, MN	19,072	5,809	19,687	15	458	5,824	20,145	25,969	1,644	10/02/2013	5	-	40
Oak Court	Fargo, ND	1,762	270	2,354	13	213	283	2,567	2,850	539	04/30/2008	28	-	40
Pacific Park I	Fargo, ND	703	95	777	—	42	95	819	914	79	02/06/2013		40
Pacific Park II	Fargo, ND	602	111	865	—	37	111	902	1,013	88	02/06/2013		40
Pacific South	Fargo, ND	371	58	459	—	—	58	459	517	45	02/06/2013		40
Parkview Arms	Bismarck, ND	143	373	3,845	—	78	373	3,923	4,296	164	05/13/2015	5	-	40
Parkwest Gardens	West Fargo, ND	4,011	713	5,825	—	427	713	6,252	6,965	392	06/30/2014	20	-	40
Parkwood	Fargo, ND	1,079	126	1,143	7	16	133	1,159	1,292	232	08/01/2008		40
Pebble Creek	Bismarck, ND	4,380	260	3,704	—	(300)	260	3,404	3,664	756	03/19/2008	20	-	40
Prairiewood Courts	Fargo, ND	1,289	308	1,815	28	43	336	1,858	2,194	466	09/01/2006	20	-	40
Prairiewood Meadows	Fargo, ND	2,242	736	2,514	8	10	744	2,524	3,268	273	09/30/2012		40
Quail Creek	Springfield, MO	7,164	1,529	8,717	—	67	1,529	8,784	10,313	421	02/03/2015	5	-	40
Richfield/Harrison	Grand Forks, ND	6,028	756	6,346	3	285	759	6,631	7,390	1,560	07/01/2007	5	-	40
Robinwood	Coon Rapids, MN	4,751	1,138	6,133	242	277	1,380	6,410	7,790	318	12/19/2014		40
Rosedale Estates	Roseville, MN	16,103	4,680	20,591	—	321	4,680	20,912	25,592	1,082	12/19/2014	5	-	40
Rosegate	Fargo, ND	2,244	251	2,978	5	84	256	3,062	3,318	676	04/30/2008	20	-	40
Roughrider	Grand Forks, ND	—	100	448	—	7	100	455	555	5	08/01/2016	5	-	40
Saddlebrook	West Fargo, ND	1,014	148	1,262	13	89	161	1,351	1,512	256	12/31/2008		40
Schrock	Fargo, ND	527	71	626	3	6	74	632	706	56	06/04/2013		40
Sheridan Pointe	Fargo, ND	2,090	292	2,424	21	16	313	2,440	2,753	198	10/01/2013		40
Sierra Ridge	Bismarck, ND	5,597	754	8,795	151	2	905	8,797	9,702	1,633	09/01/2006		40
Somerset	Fargo, ND	3,131	300	3,431	7	—	307	3,431	3,738	729	07/01/2008		40
Southgate	Fargo, ND	2,811	803	5,299	—	(96)	803	5,203	6,006	1,231	07/01/2007	20	-	40
Southview III	Grand Forks, ND	217	99	522	—	68	99	590	689	78	08/01/2011		40
Southview Villages	Fargo, ND	1,967	268	2,519	15	122	283	2,641	2,924	604	10/01/2007	20	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(Dollar amounts in thousands)

Spring	Fargo, ND	574	76	822	5	15	81	837	918	82	02/06/2013	20	-	40
Stanford Court	Grand Forks, ND	—	291	3,866	—	83	291	3,949	4,240	384	02/06/2013	20	-	40
Stonefield-Clubhouse	Bismarck, ND	—	34	1,147	—	—	34	1,147	1,181	14	07/31/2016		40
Stonefield-Phase I	Bismarck, ND	9,001	2,804	13,353	207	(216)	3,011	13,137	16,148	670	08/01/2014	20	-	40
Stonefield-Phase II	Bismarck, ND	—	1,167	1,181	278	1,275	1,445	2,456	3,901	15	10/23/2014		40
Stonefield-Phase III	Bismarck, ND	—	1,079	—	216	—	1,295	—	1,295	—	10/23/2014		n/a
Stonybrook	Omaha, NE	7,487	1,439	8,003	—	1,344	1,439	9,347	10,786	1,656	01/20/2009	20	-	40
Summerfield	Fargo, ND	123	129	599	1	39	130	638	768	22	08/04/2015		40
Summit Point	Fargo, ND	3,917	681	5,510	21	63	702	5,573	6,275	174	10/01/2015	20	-	40
Sunset Ridge	Bismarck, ND	8,641	1,759	11,012	36	14	1,795	11,026	12,821	2,095	06/06/2008	9	-	40
Sunview	Grand Forks, ND	1,126	144	1,614	1	42	145	1,656	1,801	331	12/31/2008	20	-	40
Sunwood	Fargo, ND	2,875	358	3,520	7	21	365	3,541	3,906	837	07/01/2007	20	-	40
Terrace on the Green	Moorhead, MN	2,063	697	2,588	—	—	697	2,588	3,285	280	09/30/2012		40
Twin Oaks	Hutchinson, MN	940	816	3,245	—	93	816	3,338	4,154	185	10/01/2014		40
Twin Parks	Fargo, ND	2,226	119	2,072	17	56	136	2,128	2,264	435	10/01/2008	20	-	40
Valley Homes Duplexes	Grand Forks, ND	1,066	356	1,668	—	69	356	1,737	2,093	84	01/22/2015		40
Valley View	Golden Valley, MN	4,709	1,190	6,217	—	59	1,190	6,276	7,466	324	12/19/2014	5	-	40
Village Park	Fargo, ND	799	219	1,932	23	34	242	1,966	2,208	424	04/30/2008		40
Village West	Fargo, ND	2,585	357	2,274	24	31	381	2,305	2,686	496	04/30/2008		40
Washington	Grand Forks, ND	459	74	592	—	14	74	606	680	10	05/04/2016		40
Westcourt	Fargo, ND	2,426	287	3,028	—	41	287	3,069	3,356	240	01/02/2014	5	-	40
Westside	Hawley, MN	563	59	360	—	37	59	397	456	64	02/01/2010		40
Westwind	Fargo, ND	297	49	455	1	83	50	538	588	117	04/30/2008	20	-	40
Westwood	Fargo, ND	4,442	597	6,455	13	183	610	6,638	7,248	1,415	06/05/2008	20	-	40
Willow Park	Fargo, ND	4,075	288	5,298	7	323	295	5,621	5,916	1,080	12/31/2008		40
Total		$298,911	$66,048	$407,134	$1,336	$11,991	$67,384	$419,125	$486,509	$48,850

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Office			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
32nd Avenue	Fargo, ND	$2,099	$635	$3,300	$9	$82	$644	3,382	4,026	$1,064	03/16/2004	3	-	40
Aetna	Bismarck, ND	6,535	1,291	7,372	30	946	1,321	8,318	9,639	1,926	12/06/2006	20	-	40
Bell Plaza (FKA Northland Plaza)	Bloomington, MN	34,855	6,912	36,520	—	656	6,912	37,176	44,088	3,135	08/13/2015	1	-	40
First International Bank & Trust	Moorhead, MN	—	210	712	3	88	213	800	1,013	135	05/13/2011	10	-	40
Four Points	Fargo, ND	—	70	1,238	—	11	70	1,249	1,319	286	10/18/2007		40
Gate City	Grand Forks, ND	938	382	917	1	131	383	1,048	1,431	201	03/31/2008		40
Goldmark Office Park	Fargo, ND	2,796	1,160	14,796	62	1,181	1,222	15,977	17,199	3,779	07/01/2007	1	-	40
Great American Building	Fargo, ND	957	511	1,290	1	362	512	1,652	2,164	434	02/01/2005	28	-	40
Midtown Plaza	Minot, ND	1,283	30	1,213	—	—	30	1,213	1,243	354	01/01/2004		40
Parkway office building (FKA Echelon)	Fargo, ND	1,015	278	1,491	2	29	280	1,520	1,800	363	05/15/2007	20	-	40
Redpath	White Bear Lake, MN	2,755	1,195	1,787	—	—	1,195	1,787	2,982	41	02/01/2016		40
Regis	Edina, MN	—	2,991	7,633	—	—	2,991	7,633	10,624	1,533	01/01/2009		40
SSA	St Cloud, MN	—	100	2,793	—	18	100	2,811	2,911	685	03/20/2007	20	-	40
Wells Fargo Center	Duluth, MN	—	600	7,270	(115)	1,159	485	8,429	8,914	1,789	07/11/2007	4	-	40
Total		$53,233	$16,365	$88,332	$(7)	$4,663	$16,358	$92,995	$109,353	$15,725

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(Dollar amounts in thousands)

Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
Retail	to company	to acquisition (a)	carried at close of period	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Applebee's	Apple Valley, MN	$—	$560	$1,235	$—	$—	$560	1,235	1,795	$185	01/27/2011	40
Applebee's	Bloomington, MN	—	1,000	474	11	—	1,011	474	1,485	81	03/22/2010	40
Applebee's	Coon Rapids, MN	—	750	875	—	—	750	875	1,625	149	03/09/2010	40
Applebee's	Savage, MN	—	690	424	—	—	690	424	1,114	72	01/01/2010	40
Becker Furniture	Waite Park, MN	—	150	2,065	—	(637)	150	1,428	1,578	542	07/12/2006	40
Buffalo Wild Wings	Austin, TX	—	575	1,664	—	—	575	1,664	2,239	270	07/30/2010	40
Dairy Queen	Dickinson, ND	593	329	658	—	—	329	658	987	82	01/19/2012	40
Dairy Queen	Moorhead, MN	—	243	787	1	—	244	787	1,031	112	05/13/2011	20
Family Dollar	Mandan, ND	—	167	649	—	—	167	649	816	99	12/14/2010	40
O'Reilly	Mandan, ND	—	115	449	—	—	115	449	564	68	12/14/2010	40
Walgreen's	Alexandria, LA	1,666	1,090	2,973	—	—	1,090	2,973	4,063	522	12/18/2009	28	-	40
Walgreen's	Batesville, AR	5,968	473	6,405	—	—	473	6,405	6,878	1,201	07/09/2009	40
Walgreen's	Denver, CO	3,524	2,349	2,358	—	—	2,349	2,358	4,707	329	06/14/2011	40
Walgreen's	Fayetteville, AR	4,563	636	4,732	—	—	636	4,732	5,368	887	07/09/2009	40
Walgreen's	Laurel, MS	1,648	1,280	2,984	—	—	1,280	2,984	4,264	485	07/30/2010	40
Total	$17,962	$10,407	$28,732	$12	$(637)	$10,419	$28,095	$38,514	$5,084
Grand Totals	$393,511	$102,530	$562,400	$2,623	$18,444	$105,153	$580,844	$685,997	$76,562

Investments in Unconsolidated Affiliates:												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Banner	Fargo, ND	$6,936	$750	$8,016	$22	$311	$772	8,327	9,099	$1,985	03/15/2007		40
GF Marketplace	Grand Forks, ND	10,891	4,259	15,801	208	108	4,467	15,909	20,376	5,042	07/01/2003	8	-	40
Highland Meadows	Bismarck, ND	2,190	624	2,591	335	40	959	2,631	3,590	1,476	07/31/2011	15	-	40

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.
(b)	The changes in total real estate investments for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(Dollar amounts in thousands)

	2016	2015	2014
Balance at January 1,	$669,484	$591,136	$450,250
Purchase of real estate investments	48,305	82,111	143,141
Sale and disposal of real estate investment	(1,766)	(1,325)	(2,255)
Property held for sale	(3,234)	(2,058)	—
Provision for asset impairment	—	(412)	—
Construction in progress not yet placed in service	2,511	—
Reallocation to intangible assets	—	32	—
Balance at December 31,	$715,300	$669,484	$591,136

(c)	The changes in accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Balance at January 1,	$74,975	$58,873	$47,058
Depreciation expense	18,507	16,466	12,116
Property held for sale	(867)	(342)	—
Sale and disposal of real estate investment	(290)	(22)	(301)
Balance at December 31,	$92,325	$74,975	$58,873

(d)	The aggregate cost of our real estate for federal income tax purposes is $624,433.

 Exhibit Index

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit Description	with	Form	ending	Exhibit	date
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002		10-12G		3.1	03/10/11
3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014		8-K		5.02	06/24/14
3.3	Amended and Restated Bylaws dated June 23, 2011		10-12G		3.2	03/10/11
3.4	Amended and Restated Bylaws dated June 23, 2016		8-K		3.1	06/29/16
4.1	Declaration of Trust Sterling Real Estate Trust dated July 21, 2004		10-12G		4.1	03/10/11
4.2	Addendum to Declaration of Trust dated July 25, 2007		10-12G		4.2	03/10/11
4.3	Sterling Third Amended and Restated Declaration of Trust dated March 27, 2014		8-K		4.1	04/02/14
4.4	Sterling Third Amended and Restated Declaration of Trust dated June 23, 2016		8-K		4.1	06/29/16
4.5	First Amended and Restated Declaration of Trust dated February 9, 2011		10-12G		4.3	03/10/11
4.6	Amendment No. 1 to First Amended and Restated Declaration of Trust dated August 1, 2014		8-K		5.01	06/24/14
4.7	Amended and Restated Share Repurchase Plan dated March 24, 2016		8-K		99.1	03/25/16
4.8	Amended and Restated Unit Repurchase Plan dated March 24, 2016		8-K		99.3	03/25/16
10.1	First Amendment and Complete Restatement of Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated April 25, 2003		10-12G		10.2	03/10/11
10.2	Second Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated December 19, 2008		10-12G		10.3	03/10/11
10.3	Third Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated August 5, 2009		10-12G		10.4	03/10/11
10.4	Fourth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated February 9, 2011		10-12G		10.5	03/10/11
10.5	Fifth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated June 23, 2011		10-K	12/31/2011	10.6	03/30/12
10.6	Fourth Amended and Restated Advisory Agreement dated January 1, 2016		8-K		10.1	03/25/16
10.7	Second Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated January 1, 2013		8-K		10.1	12/27/12
10.8	Third Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties LLLP dated August 1, 2104		8-K		5.04	06/24/14
10.9	Dividend Reinvestment Plan dated July 20, 2012		S-3D		A	07/20/12
10.10	First Amendment to Dividend Reinvestment Plan dated September 26, 2013		8-K		99.1	10/02/13
10.11	Amendment to Certificate of Limited LiabilityPartnership of SterlingProperties, LLLP dated August 1, 2014		8-K		5.03	06/24/14
10.12	Form of Purchase and Sale Agreement dated as of November 17, 2014		8-K		10.1	12/23/14
10.13	Form of Amendment to Purchase and Sale Agreement dated as of December 18, 2014		8-K		10.2	12/23/14
10.14	Form of Secured Promissory Note (15-Year Note) dated as of December 19, 2014		8-K		10.3	12/23/14
10.15	Form of Secured Promissory Note (10-Year Note) dated as of December 19, 2014		8-K		10.4	12/23/14
10.16	Form of Mortgage, Security Agreement and Fixture Filing dated as of December 19, 2014		8-K		10.5	12/23/14
10.17	Form of Promissory Note dated as of December 19, 2014		8-K		10.6	12/23/14
10.18	Form of Mortgage dated as of December 19, 2014		8-K		10.7	12/23/14
10.19	Form of Commercial Security Agreement dated as of December 19, 2014		8-K		10.8	12/23/14
10.2	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan approved June 18, 2015		8-K		10.1	06/23/15
10.21	Form of Purchase and Sale Agreement dated as of July 1, 2015		8-K		10.1	08/18/15
10.22	Form of Promissory Note dated as of August 13, 2015		8-K		10.2	08/18/15
10.23	Form of Mortgage, Security Agreement and Fixture Filing dated as of August 13, 2015		8-K		10.3	08/18/15
10.24	Second Amendment to Dividend Reinvestment Plan dated December 14, 2016		8-K		99.1	12/20/16
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm - Baker Tilly Virchow Krause, LLP	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Accounting Officer	X
32.1	Section 906 Certification of Chief Executive Officer and Chief Accounting Officer	X

99.1	Financial Statements of Properties Acquired		8-K/A	99.1	01/30/15

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

The following materials from Sterling Real Estate Trust’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and; (v) Notes to Consolidated Financial Statements.