Form 10-K/A
period 2016-12-31
Sterling Real Estate Trust
filed 2017-03-23
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment #1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Sterling Real Estate Trust (the “Company”) for the year ended December 31, 2016, originally filed on March 15, 2017 (the “Original Filing”).  The Company is filing the Amendment solely to amend and restate in its entirety the Report of the Independent Registered Public Accounting Firm included in Item 8 of the Original Filing to correct the omission of the auditor’s electronic signature. Except as described above, no other changes have been made to Item 8 of Part II or are being made to the Annual Report.  This Form 10-K/A does not reflect events occurring after the March 15, 2017 filing of the Annual Report nor does it modify or update the disclosure contained in the Annual Report in any way other than described in this Explanatory Note.  The Amendment also includes, as did the Annual Report, the certifications of the registrant’s executive officers pursuant to Item 15 of the Annual Report.  The Amendment presents Item 8 of Part II, as amended in its entirety.

Sterling Real Estate Trust

FORM 10-K/A (Amendment No. 1)

INDEX

PAGE
PART II
Item 8. Financial Statements and Supplementary Data	1
PART IV
Item 15. Exhibits and Financial Statement Schedules	1
Report of Independent Registered Public Accounting Firm and Financial Statements	4
Signatures	47
Consent of Independent Registered Public Accounting Firm
Section 302 Certification of Chief Executive Officer
Section 302 Certification of Chief Accounting Officer
Section 906 Certification of Chief Executive Officer and Chief Accounting Officer

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

In January 2017, the FASB issued ASU No. 2017-01 to amend the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. The amendments clarify that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset or a group of similar assets, the set of assets and activities is not a business. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017,

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLITATED FINANCIAL STATEMENTS

DECEMBER 31, 2016, 2015 AND 2014

(Dollar amounts in thousands, except share and per share data)

including interim periods within those fiscal years and early adoption is permitted for transactions which have not been previously reported in financial statements that have been issued. The Company currently anticipates that it will adopt the guidance effective January 1, 2018 and that the guidance will result in acquisitions of operating properties being accounted for as asset acquisitions instead of business combinations. The adoption of this guidance will also change the accounting for the transaction costs for acquisitions of operating properties such that transaction costs will be able to be capitalized as part of the purchase price of the acquisition instead of being expensed as acquisition-related expenses. The ASU is required to be applied prospectively.

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

Dated: March 22, 2017

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

99.2	Unaudited Pro Forma Consolidated Balance Sheet as of September 30, 2014 Unaudited Pro Forma Consolidated Statement of Operations and Other Comprehensive Income for the nine months ended September 30, 2014 Unaudited Pro Forma Consolidated Statement of Operations and Other Comprehensive Income for the year ended December 31, 2013 Notes to Unaudited Pro Form Consolidated Financial Statements	8-K/A	99.2	01/30/15
101		10-K	101	03/15/17

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

h