Form 10-Q
period 2017-03-31
Sterling Real Estate Trust
filed 2017-05-09
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common Shares of Beneficial Interest, $0.01 par value per share	8,229,441

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2017 (UNAUDITED) and December 31, 2016

	March 31,	December 31,
	2017	2016
	(in thousands)
ASSETS
Real estate investments	$629,725	$622,975
Cash and cash equivalents	20,997	12,034
Restricted deposits and funded reserves	7,886	7,213
Investment in unconsolidated affiliates	3,543	3,653
Due from related party	—	34
Receivables	4,496	4,258
Prepaid expenses	1,238	433
Notes receivable	600	600
Financing and lease costs, less accumulated amortization of $1,799 in 2017 and $1,720 in 2016	939	950
Assets held for sale	2,480	2,482
Lease intangible assets, less accumulated amortization of $11,381 in 2017 and $10,770 in 2016	15,111	15,852
Other assets	22	29

Total Assets	$687,037	$670,513

LIABILITIES
Mortgage notes payable, net	$400,828	$390,479
Special assessments payable	469	480
Dividends payable	6,239	5,925
Due to related party	829	957
Tenant security deposits payable	3,967	3,851
Subordinated debt	175	175
Lease intangible liabilities, less accumulated amortization of $1,188 in 2017 and $1,122 in 2016	1,988	2,075
Accounts payable - trade	311	438
Retainage payable	336	288
Liabilities related to assets held for sale	140	125
Fair value of interest rate swaps	121	145
Deferred insurance proceeds	1,586	102
Accrued expenses and other liabilities	6,114	6,818
Total Liabilities	423,103	411,858

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Beneficial interest	85,498	84,727
Noncontrolling interest
Operating partnership	174,707	170,138
Partially owned properties	3,850	3,935
Accumulated other comprehensive loss	(121)	(145)
Total Shareholders' Equity	263,934	258,655

	$687,037	$670,513

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED March 31, 2017 and 2016 (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$26,406	$25,212
Tenant reimbursements	1,623	1,476
	28,029	26,688
Expenses
Expenses from rental operations
Interest	4,639	4,542
Depreciation and amortization	5,363	5,645
Real estate taxes	2,594	2,316
Property management fees	3,036	2,569
Utilities	2,498	2,193
Repairs and maintenance	4,958	4,158
Insurance	368	348
Loss on lease terminations	115	—
	23,571	21,771
Administration of REIT
Administrative expenses	96	99
Advisory fees	696	643
Acquisition and disposition expenses	512	712
Trustee fees	13	22
Legal and accounting	186	182
	1,503	1,658
Total expenses	25,074	23,429
Income from operations	2,955	3,259
Other income (expense)
Equity in income of unconsolidated affiliates	212	247
Other income	25	17
Gain (Loss) on sale of real estate and non-real estate investments	(23)	(4)
Gain on sale of investment in equity method investee	3	—
Gain (Loss) on involuntary conversion	28	(145)
	245	115
Net income	$3,200	$3,374
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	2,228	2,256
Partially owned properties	(85)	(155)
Net income attributable to Sterling Real Estate Trust	$1,057	$1,273

Net income per common share, basic and diluted	$0.13	$0.17

Comprehensive income:
Net income	$3,200	$3,374
Other comprehensive gain (loss) - change in fair value of interest rate swaps	24	(14)
Comprehensive income	3,224	3,360
Comprehensive income attributable to noncontrolling interest	2,160	2,092
Comprehensive income attributable to Sterling Real Estate Trust	$1,064	$1,268

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2017 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2016	8,001	$106,207	$(21,480)	$84,727	$170,138	$3,935	$(145)	$258,655
Contribution of assets in exchange for the issuance of noncontrolling interest shares					6,760	—		6,760
Shares/units redeemed	(15)	(232)		(232)	(187)	—		(419)
Dividends declared			(2,008)	(2,008)	(4,232)	—		(6,240)
Dividends reinvested - stock dividend	82	1,252		1,252				1,252
Issuance of shares under optional purchase plan	44	702		702				702
Change in fair value of interest rate swaps							24	24
Net income			1,057	1,057	2,228	(85)		3,200
BALANCE AT MARCH 31, 2017	8,112	$107,929	$(22,431)	$85,498	$174,707	$3,850	$(121)	$263,934

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2017 and 2016 (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
OPERATING ACTIVITIES
Net income	$3,200	$3,374
Adjustments to reconcile net income to net cash from operating activities
(Gain) loss on sale of real estate and non-real estate investments	23	4
(Gain) loss on involuntary conversion	(28)	145
Loss on lease terminations	115	—
Equity in income of unconsolidated affiliates	(212)	(247)
Distributions of earnings of unconsolidated affiliates	212	243
Depreciation	4,705	4,601
Amortization	641	1,013
Amortization of debt issuance costs	184	165
Effects on operating cash flows due to changes in
Restricted deposits - tenant security deposits	(104)	(74)
Restricted deposits - real estate tax and insurance escrows	1,058	796
Due from related party	34	60
Receivables	(301)	(370)
Prepaid expenses	(806)	(367)
Other assets	7	125
Due to related party	(534)	(106)
Tenant security deposits payable	116	76
Accounts payable - trade	(127)	(503)
Accrued expenses and other liabilities	(727)	(1,399)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,456	7,536
INVESTING ACTIVITIES
Purchase of real estate investment properties	(2,049)	(4,145)
Capital expenditures and tenant improvements	(2,212)	(1,187)
Proceeds from sale of real estate investments	42	4
Proceeds from involuntary conversion	1,576	140
Investment in unconsolidated affiliates	(20)	(64)
Distributions in excess of earnings received from unconsolidated affiliates	130	160
Restricted deposits - replacement reserve escrows	(1,627)	294
Notes receivable payments received	2	3
NET CASH USED IN INVESTING ACTIVITIES	(4,158)	(4,795)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(232)	(144)
Principal payments on special assessments payable	(59)	(151)
Proceeds from issuance of mortgage notes payable and subordinated debt	13,223	4,937
Principal payments on mortgage notes payable	(2,877)	(2,837)
Advances on lines of credit	—	6,669
Payments on lines of credit	—	(967)
Proceeds from issuance of shares under optional purchase plan	702	605
Shares/units redeemed	(419)	(672)
Dividends/distributions paid	(4,673)	(4,183)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,665	3,257
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,963	5,998
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,034	6,461
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,997	$12,459

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2017 and 2016 (UNAUDITED) (Continued)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$4,627	$4,316

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$1,252	$1,136
Dividends declared and not paid	2,008	1,845
UPREIT distributions declared and not paid	4,232	3,772
UPREIT units converted to REIT common shares	—	9
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	6,760	7,057
Increase in land improvements due to increase in special assessments payable	48	34
Unrealized gain (loss) on interest rate swaps	24	(14)
Acquisition of assets with new financing	—	2,662
Acquisition of assets through assumption of debt and liabilities	—	5
Capitalized interest and real estate taxes related to construction in progress	37	11
Acquisition of assets with accounts payable	—	480

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of March 31, 2017 and December 31, 2016, Sterling owned approximately 32.18% and 32.41%, respectively, of the operating partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheets as of March 31, 2017 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three months ended March 31, 2017 and 2016. These adjustments are of a normal recurring nature.

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

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 159 properties.  The Trust’s 109 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 50 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 69.9% residential and 30.1% commercial (based on cost) and total $629,725 in real estate investments at March 31, 2017. Effective January 1, 2016, Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.  We currently have no plans to dispose of our existing commercial properties.

Residential Property	Location	No. of Properties	Units
	North Dakota	90	5,644
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		109	9,151

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	21	832,920
	Arkansas	2	29,370
	Colorado	1	13,390
	Iowa	1	32,532
	Louisiana	1	14,560
	Michigan	1	11,737
	Minnesota	15	683,090
	Mississippi	1	14,820
	Nebraska	1	16,480
	Texas	1	7,296
	Wisconsin	5	63,016
		50	1,719,211

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

Depreciation expense for the three months ended March 31, 2017 and 2016 totaled $4,705 and $4,601, respectively.

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

March 31, 2017 and 2016 (UNAUDITED)

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the three months ended March 31, 2017 and 2016.

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

March 31, 2017 and 2016 (UNAUDITED)

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

There was one retail property classified as held for sale at March 31, 2017 and December 31, 2016.  See Note 18.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three months ended March 31, 2017 and 2016.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

obligation to absorb losses and preferential returns.  As of March 31, 2017, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of March 31, 2017 and December 31, 2016, the unconsolidated affiliates held total assets of $25,293 and $26,140 and mortgage notes payable of $19,911 and $20,017, respectively.

The operating partnership owns a 40.26% interest as a tenant in common in a single asset limited liability company which owns a 144 unit residential, multifamily apartment complex in Bismarck, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2017 and December 31, 2016 of $2,173 and $2,190, respectively.  The Company is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center as a tenant in common through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at March 31, 2017 and December 31, 2016 of $10,841 and $10,891, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2017 and December 31, 2016 of $6,897 and $6,936, respectively. The Company is jointly and severally liable for the full mortgage balance.

Receivables

Receivables consist primarily of amounts due for rent. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of March 31, 2017 and December 31, 2016, management determined no allowance was necessary for uncollectible receivables.

Financing and Lease Costs

Financing costs have been capitalized and are being amortized over the life of the financing (line of credit) using the effective interest method.  Unamortized financing costs are written off when debt is retired before the maturity date and included in interest expense at that time.

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

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases, tenant relationships and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at March 31, 2017 and December 31, 2016.

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

March 31, 2017 and 2016 (UNAUDITED)

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2017 and December 31, 2016 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2013.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $73 and $174  for the three months ended March 31, 2017 and 2016, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of March 31, 2017 and December 31, 2016 was $3,435 and $3,362, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of March 31, 2017 and 2016, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2017 and 2016, Sterling’s denominators for the basic and diluted earnings per common share were approximately 8,117,000 and 7,690,000, respectively.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

March 31, 2017 and 2016 (UNAUDITED)

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three months ended March 31, 2017 and 2016, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$21,047	$6,982	$28,029	$19,769	$6,919	$26,688
Expenses from rental operations	11,620	1,834	13,454	10,001	1,583	11,584
Net operating income	$9,427	$5,148	$14,575	$9,768	$5,336	$15,104
Interest			4,639			4,542
Depreciation and amortization			5,363			5,645
Administration of REIT			1,503			1,658
Loss on lease terminations			115			—
Other (income)/expense			(245)			(115)
Net income			$3,200			$3,374

Segment Assets and Accumulated Depreciation

As of March 31, 2017	Residential	Commercial	Total
	(in thousands)
Real estate investments	$525,444	$201,242	$726,686
Accumulated depreciation	(66,419)	(30,542)	(96,961)
	$459,025	$170,700	629,725
Cash and cash equivalents			20,997
Restricted deposits and funded reserves			7,886
Investment in unconsolidated affiliates			3,543
Receivables and other assets			6,356
Financing and lease costs, less accumulated amortization			939
Assets held for sale			2,480
Intangible assets, less accumulated amortization			15,111
Total Assets			$687,037

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2016	Residential	Commercial	Total
	(in thousands)
Real estate investments	$514,341	$200,959	$715,300
Accumulated depreciation	(63,148)	(29,177)	(92,325)
	$451,193	$171,782	622,975
Cash and cash equivalents			12,034
Restricted deposits and funded reserves			7,213
Investment in unconsolidated affiliates			3,653
Receivables and other assets			5,354
Financing and lease costs, less accumulated amortization			950
Assets held for sale			2,482
Intangible assets, less accumulated amortization			15,852
Total Assets			$670,513

note 4 – real estate investments

As of March 31, 2017	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$68,570	$37,769	$106,339
Building and improvements	429,267	161,690	590,957
Furniture, fixtures and equipment	24,868	1,466	26,334
Construction in progress	2,739	317	3,056
	525,444	201,242	726,686
Less accumulated depreciation	(66,419)	(30,542)	(96,961)
	$459,025	$170,700	$629,725

As of December 31, 2016	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$67,384	$37,769	$105,153
Building and improvements	419,120	161,724	580,844
Furniture, fixtures and equipment	24,852	1,466	26,318
Construction in progress	2,985	—	2,985
	514,341	200,959	715,300
Less accumulated depreciation	(63,148)	(29,177)	(92,325)
	$451,193	$171,782	$622,975

Construction in progress as of March 31, 2017 consists of development and planning costs associated with phase II and III of a multifamily apartment community under construction in Bismarck, North Dakota.  Phase II of the project consists of a clubhouse and six 6-plex, two-story townhomes and Phase III consists of up to six, 4-story apartment buildings with underground parking.  The clubhouse was substantially complete in July 2016 and three townhome buildings  were substantially completed September 2016, November 2016 and February 2017, respectively.  Site work has commenced on the remaining three townhome buildings of Phase II.  Phase III of the development is still in the planning stages and construction has not yet commenced.  Phase II of the project is estimated to cost $9,027 and is expected to be substantially completed in third quarter 2017.  We have a construction contract of $1,198 for the clubhouse and $7,829 for the townhomes, of which $1,198 and $5,596 have been completed to date, including $56 and $280 of retainage which is

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

included in payables at March 31, 2017, respectively. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for Phase II.

NOTE 5 – NOTES RECEIVABLE

Notes receivable primarily consisted of a $600 note to an unaffiliated party to provide working capital and for improvements on a residential property bearing interest at a rate of 6.5%. This note is personally guaranteed by the owner.  Accrued interest is due monthly beginning until the note is paid in full.  The principal plus accrued interest was originally due on August 31, 2016.    On the original due date, the note was extended for an additional twelve months to August 31, 2017 with the same terms.

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of March 31, 2017	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,377	$(10,415)	$12,962
Above-market leases	3,115	(966)	2,149
	$26,492	$(11,381)	$15,111
Lease Intangible Liabilities
Below-market leases	$(3,176)	$1,188	$(1,988)

	Lease	Accumulated	Lease
As of December 31, 2016	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,507	$(9,860)	$13,647
Above-market leases	3,115	(910)	2,205
	$26,622	$(10,770)	$15,852
Lease Intangible Liabilities
Below-market leases	$(3,197)	$1,122	$(2,075)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2017 (April 1, 2017 to December 31, 2017)	$1,848	$212
2018	2,237	278
2019	1,932	269
2020	1,507	218
2021	1,210	189
Thereafter	6,377	822
	$15,111	$1,988

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of March 31, 2017 was 6.0 years.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – LINES OF CREDIT

We have a $27,000 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; and a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in November 2019. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; Edina, Minnesota, St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 2017; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell Bank, which expires December 2017.   At March 31, 2017, there was no balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements.  Certain of the variable lines of credit have limits on availability based on collateral specific critieria.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of December 31, 2016, one residential property was out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  A waiver was received from the lender.  As of March 31, 2017, we were in compliance with all covenants.

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	March 31,	December 31,
	2017	2016
	(in thousands)
Fixed rate mortgage notes payable (a)	$403,857	$393,511
Less unamortized debt issuance costs	3,029	3,032
	$400,828	$390,479

(a)	Includes $3,030 and $3,056 of variable rate mortgage debt that was swapped to a fixed rate at March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, we had 121 mortgage loans with effective interest rates ranging from 2.57% to 7.25% per annum and a weighted average effective interest rate of 4.42% per annum.

As of December 31, 2016, we had 117 mortgage loans with effective interest rates ranging from 2.57% to 7.25% per annum, and a weighted average effective interest rate of 4.44% per annum.

The majority of the Company’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs.  Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2016,  five loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Bismarck, North Dakota with a total outstanding balance of $8,336 at December 31, 2016. Annual waivers have been received from the lenders.  As of March 31, 2017, we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2017 (April 1, 2017 to December 31, 2017)	$33,813
2018	17,303
2019	24,619
2020	27,277
2021	45,126
Thereafter	255,719
Total payments	$403,857

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

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to accumulated comprehensive income. As of March 31, 2017 and December 31, 2016, we recorded a liability and other comprehensive loss of $121 and $145, respectively.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2017		December 31, 2016
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable, net	$400,828	$404,781	$390,479	$402,438
Fair value of interest rate swaps	$121	$121	$145	$145

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

March 31, 2017 and 2016 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2017
Fair value of interest rate swaps	$—	$121	$—	$121
December 31, 2016
Fair value of interest rate swaps	$—	$145	$—	$145

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2017
Mortgage notes payable, net	$—	$—	$404,781	$404,781
December 31, 2016
Mortgage notes payable, net	$—	$—	$402,438	$402,438

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.25% to 4.50% and from 4.00% to 4.35% at March 31, 2017 and December 31, 2016, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of March 31, 2017 and December 31, 2016.  The Company’s mortgage notes payable are further described in Note 8.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of March 31, 2017 and December 31, 2016, outstanding limited partnership units totaled 17,098,000 and 16,688,000 respectively. As of March 31, 2017 and 2016, the operating partnership declared distributions of $4,232 and $3,772 respectively, to limited partners paid on April 15, 2017 and 2016, respectively.  Distributions per unit were $0.2475 and $0.2400 during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017,  there were no limited partnership units exchanged for common shares pursuant to redemption requests.  During the three months ended March 31, 2016,  Sterling exchanged 1,000 common shares for 1,000 limited partnership units held by limited partners, pursuant to redemption requests.  The aggregate value of these transactions was $9.

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

March 31, 2017 and 2016 (UNAUDITED)

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

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $30,000 worth of securities. Currently, the fixed redemption price is $15.50 per share or unit under the plans, which price became effective March 29, 2017.

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

During the three months ended March 31, 2017 and 2016, the Company redeemed 15,000 and 8,000 common shares valued at $232 and $117, respectively.  In addition, during the three months ended March 31, 2017 and 2016, the Company redeemed 12,000 and 38,000 units valued at $187 and $555, respectively.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of March 31, 2017 and December 31, 2016, there were 8,112,000 and 8,001,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.2475 per share and $0.2400 per share for the three months ended March 31, 2017 and 2016, respectively.

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%)  of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $5 per fiscal quarter without our prior approval. The purchase price per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $16.50 and $16.00 at March 31, 2017 and December 31, 2016, respectively. See discussion of determination of estimated value in Note 19.

Therefore, the purchase price per common share for dividend reinvestments was $15.68 and $15.20 and for additional optional cash purchases was $16.50 and $16.00 at March 31, 2017 and December 31, 2016, respectively. The Board, in its

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the three months ended March 31, 2017,  82,000 shares were issued pursuant to dividend reinvestments and 44,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the three months ended March 31, 2016,  77,000 shares were issued pursuant to dividend reinvestments and 39,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the three months ended March 31, 2017 and 2016, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed by GOLDMARK. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the three months ended March 31, 2017 and 2016, we paid management fees of $2,769 and $2,369, respectively, to GOLDMARK Property Management.  In addition, during the three months ended March 31, 2017 and 2016, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $1,247 and $1,116, respectively.

Board of Trustee Fees

We incurred Trustee fees of $13 and $22 during the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, and December 31, 2016 we owed our Trustees $40 and $26 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on April 6, 2017, effective January 1, 2017.

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

March 31, 2017 and 2016 (UNAUDITED)

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

Financing Fee:  0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility. The finance fee shall be capped at $38 per loan, refinance, line of credit or other credit facility.

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

TC = Total Project Cost

Management Fees

During the three months ended March 31, 2017 and 2016, we incurred advisory management fees of $696 and $643 with Sterling Management, LLC, our Advisor. As of March 31, 2017 and December 31, 2016, we owed our Advisor $233 and $226, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations. During the three months ended March 31, 2017 and 2016, we did not reimburse the Advisor for any operating costs.

Acquisition Fees

During the three months ended March 31, 2017 and 2016, we incurred acquisition fees of $220 and $348, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of March 31, 2017. As of December 31, 2016, we owed our Advisor $226 for unpaid acquisition fees.

Financing Fees

During the three months ended March 31, 2017 and 2016, we incurred financing fees of $33 and $34 with our Advisor for loan financing and refinancing activities. There were no financing fees owed to our Advisor as of March 31, 2017 or December 31, 2016, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Disposition Fees

During the three months ended March 31, 2017 and 2016, there were no disposition fees incurred with our Advisor. See Note 18. There were no disposition fees owed to our Advisor as of March 31, 2017 and December 31, 2016, respectively.

Development Fees

During the three months ended March 31, 2017, we incurred $233 in development fees incurred with our Advisor. During the three months ended March 31, 2016, there were no development fees incurred with our Advisor. As of March 31, 2017 and December 31, 2016, we owed our Advisor a total of $89 and $82 for unpaid development fees, of which $82 and $81 were for unpaid development fees as part of a 10% hold back, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended March 31, 2017, we issued directly or indirectly, 50,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, and Messr. Swenson, one of our officers, in connection with the acquisition of various properties. The aggregate value of these units was $808.

During the three months ended March 31, 2016, we issued directly or indirectly, 150,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $2,319.

Commissions

During the three months ended March 31, 2017 and 2016, we incurred real estate commissions of $264 and $316, respectively, owed to GOLDMARK Commercial Real Estate Services, Inc. (f/k/a GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.), which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of March 31, 2017 and December 31, 2016.

Rental Income

During the three months ended March 31, 2017 and 2016, we received rental income of $54 and $54, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the three months ended March 31, 2017 and 2016, we received rental income of $13 and $13, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the three months ended March 31, 2017 and 2016, we received rental income of $11 and $11, respectively, under operating lease agreements with our Advisor.

Construction Costs

As of March 31, 2017,  since the project’s inception, we incurred total costs of  $6,763 related to the construction of Phase II of the Bismarck, North Dakota development project which consists of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development.  As of March 31, 2017, we owed GOLDMARK Development $336 for retainage and $411 for unpaid construction fees.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2016, since the project’s inception through its completion in 2015, we incurred total costs of  $5,767 related to the construction of Phase II of the Bismarck, North Dakota development project which consists of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development, which is controlled by Messrs. Regan and Wieland.  As of December 31, 2016, we owed GOLDMARK Development $355 for retainage and $411 for unpaid construction fees.

NOTE 16 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $21,047 and $19,769 for the three months ended March 31, 2017 and 2016, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the three months ended March 31, 2017 and 2016, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $1,623 and $1,476, respectively, totaled $6,982 and $6,919, respectively.

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

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 18 – DISPOSITIONS

During September 2016, the Company entered into a purchase agreement to sell a retail property located in Fargo, North Dakota.  This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to September 30, 2016, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of March 31, 2017 and December 31, 2016.   The Company expects to close on this sale in the second quarter of 2017.

The following table presents the assets and liabilities associated with the investment properties held for sale:

	March 31,	December 31,
	2017	2016
	(in thousands)
ASSETS
Real estate investments	$2,365	$2,365
Restricted deposits and funded reserves	22	22
Receivables	24	25
Notes receivable	40	42
Prepaid expenses	1	—
Financing and lease costs, less accumulated amortization of $87 in 2017 and 2016	28	28

Total Assets	$2,480	$2,482

LIABILITIES
Special assessments payable	$103	$103
Tenant security deposits payable	22	22
Accrued expenses and other liabilities	15	—

Total Liabilities	$140	$125

NOTE 19 – BUSINESS COMBINATIONS AND ACQUISITIONS

The Company closed on the following acquisitions during the three months ended March 31, 2017:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/10/17	Sargent Apartments	Fargo, ND	Apartment complex	36 units	$1,710	$1,710
1/11/17	Arrowhead	Grand Forks, ND	Apartment complex	82 units	5,494	5,494
1/17/17	West Oak	Fargo, ND	Apartment complex	18 units	777	777
1/17/17	Carr	Fargo, ND	Apartment complex	18 units	828	828

					$8,809	$8,809

Total consideration given for acquisitions through March 31, 2017 was completed through issuing approximately 423,000 limited partnership units of the operating partnership valued at $16.00 per unit for an aggregate consideration of approximately $6,760 and cash of $2,049. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Company closed on the following acquisitions during the three months ended March 31, 2016:

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

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Three Months Ended
	March 31,
	2017	2016

Land, building, tenant improvements and FF&E	$8,809	$12,659
Acquired lease intangible assets	-	1,386
Acquired lease intangible liabilities	-	(176)
Mortgages notes payable assumed	-	(5)
Net assets acquired	8,809	13,864
Equity/limited partnership unit consideration	(6,760)	(7,057)
New loans	-	(2,662)

Net cash consideration (a)	$2,049	$4,145

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first three months of 2017 and 2016.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first three months of 2017 and 2016.  In determining the fair value of the shares and limited partnership units, the board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations.  The board typically determines the share price in March of each year. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

Determination of price is a matter within the board’s sole discretion. The Trust does not determine price based on any rote formula or specific factors and is not based on, or intended to comply with, fair value standards under U.S. GAAP.  The

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

value may not be indicative of the price received for selling the assets in their current condition. At this time, no shares are held in street name accounts and the Trust is not subject to FINRA’s specific pricing requirements set out in Rule 2340 or otherwise. Thus, the Trust does not employ any specific valuation methodology or formula. Rather, the board looks to available data and information, which is often adjusted to comport more closely with the assets held by the Trust at the time of valuation. The principal valuation methodology utilized is the NAV calculation/direct capitalization method. The information made available to the Board is assembled by the Trust’s Advisor.

Based on the results of the methodologies, the Board determined the fair value of the shares and limited partnership units to be $16.00 per share/unit effective March 23, 2016. The Board determined the fair value of the shares and limited partnership units to be $16.50 per share/unit effective March 29, 2017.

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

NOTE 20 - SUBSEQUENT EVENTS

On April  17, 2017, we paid a dividend or distribution of $0.2475 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on March 31, 2017.

Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

All dollar amounts in this Form 10-Q in Part I Items 2. through 4. and Part II Items 2. are stated in thousands with the exception of share and per share amounts, unless otherwise indicated.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 32.18% of the operating partnership as of March 31, 2017.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of March 31, 2017, approximately 69.9% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of March 31, 2017, approximately 30.1% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 159 properties containing 9,151 apartment units and approximately 1,719,000 square feet of leasable commercial space as of March 31, 2017.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $629,725, which includes construction in progress.  Effective January 1, 2016, Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.  We currently have no plans to dispose of our existing commercial properties.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders. Our trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluates the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on April 6, 2017, effective January 1, 2017.  Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the three months ended March 31, 2017 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $1,341 or 5.0% for the three months ended March 31, 2017, compared to same three month period in 2016.
•	Acquired four residential apartment properties totaling 154 units for a total of $8,809 during the three months ended March 31, 2017. In addition, we placed in service a six unit townhome building.
•	Declared and paid dividends aggregating $0.2475 per common share for the first three months of 2017.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$21,047	$6,982	$28,029	$19,769	$6,919	$26,688
Real Estate Expenses
Real Estate Taxes	1,872	722	2,594	1,698	618	2,316
Property Management Fees	2,794	242	3,036	2,373	196	2,569
Utilities	2,145	353	2,498	1,858	335	2,193
Repairs and Maintenance	4,465	493	4,958	3,737	421	4,158
Insurance	344	24	368	335	13	348
Total Real Estate Expenses	11,620	1,834	13,454	10,001	1,583	11,584
Net Operating Income	$9,427	$5,148	14,575	$9,768	$5,336	15,104
Interest			4,639			4,542
Depreciation and amortization			5,363			5,645
Administration of REIT			1,503			1,658
Loss on lease terminations			115			—
Other (income)/expense			(245)			(115)
Net Income			$3,200			$3,374

Net Income Attributed to:
Noncontrolling Interest			$2,143			$2,101
Sterling Real Estate Trust			$1,057			$1,273
Dividends per share (1)			$0.2475			$0.2400
Earnings per share			$0.1300			$0.1700
Weighted average number of common shares			8,117			7,690

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $28,029 for the three months ended March 31, 2017 increased $1,341 or 5.0% in comparison to the same period in 2016. Residential property revenues increased $1,278 and commercial property revenues increased $63.

The following table illustrates changes in occupancy for the three month periods indicated:

	March 31,	March 31,
	2017	2016
Residential occupancy	94.8%	95.6%
Commercial occupancy	97.2%	94.5%

Residential revenues for the three months ended March 31, 2017 increased $1,278 in comparison to the same period for 2016.  Residential properties acquired since January 1, 2016 contributed approximately $1,164 to the increase in total residential revenues in the three months ended March 31, 2017. Rental income from residential properties owned for more than one year increased approximately $114 in comparison to the three months ended March 31, 2016.  Residential revenues comprised 75.1% of total revenues for the three months ended March 31, 2017 compared to 74.1% of total revenues for the three months ended March 31, 2016.  The residential occupancy rates for the three months ended March 31, 2017 decreased 0.8% primarily due to considerable multifamily development in the Fargo-Moorhead market, which has caused increased competition.

For the three months ended March 31, 2017, total commercial revenues increased $63 in comparison to the same period for 2016. Commercial properties acquired since January 1, 2016, contributed approximately $45 to the increase in total commercial revenues in the three months ended March 31, 2017.  Rental income from commercial properties owned for more than one year increased approximately $18 in comparison to the three months ended March 31, 2016. Commercial revenues comprised 24.9% of the total revenues for the three months ended March 31, 2017 compared to 25.9% of total revenues for the three months ended March 31, 2016. The commercial occupancy rates for the three months ended March 31, 2017 increased 2.7% primarily due to lease up at two properties including a Fargo retail property and Minot office property.

Expenses

Residential expenses from operations of $11,620 during the three months ended March 31, 2017 increased $1,619 or 16.2% in comparison to the same period in 2016. This increase was attributed to the increase in the number of residential properties owned during the three months ended March 31, 2017 versus the same period in 2016.   In addition, repair and maintenance expenses increased  $728 or 19.5% reflecting investments made to position these properties for continued rate increases, tenant retention, and market competitiveness.  In addition, property management fees increased $421 or 17.7% due to market pressure on base wage amounts and changes in payroll laws.

Commercial expenses from operations of $1,834 during the three months ended March 31, 2017 increased $251 or 15.9% in comparison to the same period in 2016.  The increase was primarily attributed to increases in real estate taxes for an office property acquired in Bloomington, Minnesota.

Interest expense of $4,639 during the three months ended March 31, 2017 increased $97 in comparison to the same period in 2016 due to increased levels of debt outstanding. Interest expense was approximately 16.6% and 17.0% of rental income for the three months ended March 31, 2017 and 2016, respectively.

Depreciation and amortization expense decreased 5.0% from $5,645 for the three months ended March 31, 2016 to $5,363 for the three months ended March 31, 2017. The $282 decrease was primarily attributed to the office property acquired in Bloomington, Minnesota in August 2015 which has intangible lease assets that have been fully amortized since March 31, 2016.   Depreciation and amortization expense as a percentage of rental income for the three months ended March 31, 2017 and 2016 was 19.1% and 21.2%, respectively.

REIT administration expenses decreased from $1,658 for the three months ended March 31, 2016 to $1,503 for the three months ended March 31, 2017 due to an decrease in acquisition expenses related to lower acquisition activity in the three months ended March 31, 2017 in comparison to the same period in 2016.

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

Residential NOI decreased $341 or 3.5% for the three months ended March 31, 2017 in comparison to the same three month period in 2016 due primarily to a $728 increase in repairs and maintenance and snow removal and a $421 increase in property management expenses.  Significant repair funds were spent for unit rehabilitation including flooring, painting and applicances as well as exterior painting work in the residential segment. Commercial NOI decreased $188 or 3.5% for the three months ended March 31, 2017 in comparison to the same three month period in 2016 due primarily to increases in real estate taxes and snow removal.

Net Income

Net income for the three months ended March 31, 2017 was $3,200 compared to $3,374 for the three months ended March 31, 2016.  The decrease in net income is primarily attributable to an increase of $800 in repairs and maintenance activities which reflect investments made to position the Trust’s properties for continued rate increases, tenant retention and market competitiveness.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the three months ended March 31, 2017

We acquired four properties for a total of $8,809 during the three months ended March 31, 2017. Total consideration for the acquisitions was the issuance of approximately $6,760 in limited partnership units of the operating partnership and cash of $2,049.

Property Acquisitions and Dispositions during the three months ended March 31, 2016

We acquired five properties and two parcels of land for a total of $13,869 during the three months ended March 31, 2016. Total consideration for the acquisitions was the issuance of approximately $7,057 in limited partnership units of the operating partnership, new loans of $2,662, assumed liabilities of $5 and cash of $4,145.

See Notes 18 and 19 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the three months ended March 31, 2017 and 2016.

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

Management believes that adding back acquisition and disposition related costs to calculate MFFO provides useful supplemental performance information that is comparable over the long-term and that this measure is consistent with management’s analysis of the operating performance of the REIT.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three months ended March 31, 2017 and 2016, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three months ended March 31, 2017			Three months ended March 31, 2016
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,057	8,117	$0.13	$1,273	7,690	$0.17

Add back:
Noncontrolling Interest - OPU	2,228	17,104		2,256	15,520
Depreciation & Amortization from continuing operations	5,363			5,645
Pro rata share of unconsolidated affiliate depreciation & amortization	101			118
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(3)			—
Funds from operations applicable to common shares and limited partnership units (FFO)	8,746	25,221	$0.35	9,292	23,210	$0.40
Add back:
Acquisition, and disposition expenses	512			712
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$9,258	25,221	$0.37	$10,004	23,210	$0.43

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

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

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash flows provided by operating activities	$7,456	$7,536
Net cash flows used in investing activities	$(4,158)	$(4,795)
Net cash flows provided by financing activities	$5,665	$3,257

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

Net cash provided by operating activities was $7,456 and $7,536 for the three months ended March 31, 2017 and 2016, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the three months ended March 31, 2017 and 2016 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $4,158 and $4,795 for the three months ended March 31, 2017 and 2016, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the three months ended March 31, 2017 and 2016, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $4,261 and $5,332, respectively, and the changes in restricted cash for replacement reserve escrows was $ (1,627) and $294, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash provided by financing activities was $5,665 for the three months ended March 31, 2017. Net cash provided by financing activities was $3,257 for the three months ended March 31, 2016. During the three months ended March 31, 2017,  we paid $4,673 in dividends and distributions, redeemed $419 of shares and units, received proceeds from new mortgage notes payable of $13,223, and made mortgage principal payments of $2,877. For the three months ended March 31, 2016, we paid $4,183 in dividends and distributions, redeemed $672 of shares and units, received proceeds from new mortgage notes payable of $4,937, made mortgage principal payments of $2,837,  and received net proceeds of $5,702 on short-term borrowings.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2017 to March 31, 2017 totaling $2,008 or $0.2475 per share, including amounts reinvested through the dividend reinvestment plan.  During the three months ended March 31, 2017, we paid cash dividends of $715 and dividends of $1,293 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $7,456 from our cash flows from operations and $130 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2016 to March 31, 2016 totaling $1,845 or $0.2400 per share, including amounts reinvested through the dividend reinvestment plan.  During the three months ended March 31, 2016, we paid cash dividends of $664 and dividends of $1,181 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $7,536 from our cash flows from operations and $160 provided by distributions from unconsolidated affiliates.

We continue to provide cash dividends to our shareholders from cash generated by our operations.  The following chart summarizes the sources of our cash used to pay dividends.  Our primary source of cash is cash flow provided by operating activities from our investments as presented in our cash flow statement.  We also include distributions from unconsolidated affiliates to the extent that the underlying real estate operations in these entities generate cash and the gain on sale of properties relates to net profits from the sale of certain properties.  Our presentation is not intended to be an alternative to our consolidated statement of cash flows and does not present all sources and uses of our cash.

The following table presents certain information regarding our dividend coverage:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cash flows provided by operations (includes net income of $3,200 and $3,374, respectively)	$7,456	$7,536
Distributions from unconsolidated affiliates	130	160
Gain (Loss) on sales of real estate and non-real estate investments	(23)	(4)
Dividends declared	(2,008)	(1,845)
Excess	$5,555	$5,847

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the three months ended March 31, 2017, we declared quarterly distributions totalling  $4,232 to holders of limited partnership units in our operating partnership, which we paid on April 17, 2017.  Distributions were paid at a rate of $0.2475 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the three months ended March 31, 2016, we declared quarterly distributions totalling $3,772 to holders of limited partnership units in our operating partnership, which we paid on April 15, 2016. Distributions were paid at a rate of $0.2400 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the three months ended March 31, 2017, we paid aggregate dividends of $2,008, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $8,746 while our modified funds from operations, or MFFO, for the three months ended March 31, 2017 was $9,258; therefore our management believes our distribution policy is sustainable over time. For the three months ended March 31, 2016, we paid aggregate dividends of $1,845 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $9,292 while our MFFO, as of the three months ended March 31, 2016 was $10,004. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At March 31, 2017, our cash resources consisted of cash and cash equivalents totaling approximately $20,997. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $14,042, which could potentially be used as collateral to secure additional financing in future periods.

At March 31, 2017, there was no balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements.  See Note 7 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the three months ended March 31, 2017, we did not sell any common shares in a private placement. During the three months ended March 31, 2017, we issued 82,000 and 44,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $1,954.  During the three months ended March 31, 2016,  we did not sell any common shares in a private placement. During the three months ended March 31, 2016, we issued 77,000 and 39,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $1,741.

During the three months ended March 31, 2017, we issued limited partnership units valued at approximately $6,760 in connection with the acquisition of properties.

During the three months ended March 31, 2016, we issued limited partnership units valued at approximately $7,057 in connection with the acquisitions of properties.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2017, most of our commercial leases require tenants to reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the three months ended March 31, 2017, inflation did not have a material impact on our revenues or net income.

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

As virtually all of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 15, 2017.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of March 31, 2017, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended March 31, 2017, except as noted below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $16.00, as set forth in the table below, during the three months ended March 31, 2017 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Sargent Apartments, Fargo, ND	01/10/17	93,516	$1,496
Arrowhead Apartments, Grand Forks, ND	01/11/17	269,558	4,313
Carr Apartments, Fargo, ND	01/17/17	31,312	501
West Oak Apartments, Fargo, ND	01/17/17	28,125	450
		422,511	$6,760

Other Sales

During the three months ended March 31, 2017, we did not issued any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2017:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2017	5,000	4,000	$15.00	1,044,000	626,000	$7,578
February 1-28, 2017	6,000	—	$15.00	1,050,000	626,000	$7,474
March 1-31, 2017	4,000	8,000	$15.50	1,054,000	634,000	$7,291
Total	15,000	12,000

For the three months ended March 31, 2017, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended March 31, 2017, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Repurchase Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $30,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The repurchase price for such shares and units repurchased under the plan was fixed at $15.00 per share or unit, which was increased to $15.50 effective March 29, 2017 and is the current repurchase price.  The repurchase plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the repurchase plan at any time if it determines to do so is in our best interest.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statement of Shareholders’ Equity for three months ended March 31, 2017; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:May 9, 2017

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)