Form 10-Q
period 2017-06-30
Sterling Real Estate Trust
filed 2017-08-08
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2017
Common Shares of Beneficial Interest, $0.01 par value per share	8,359,901

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of June 30, 2017 (UNAUDITED) and December 31, 2016

	June 30,	December 31,
	2017	2016
	(in thousands)
ASSETS
Real estate investments	$644,200	$622,975
Cash and cash equivalents	16,580	12,034
Restricted deposits and funded reserves	11,951	7,213
Investment in unconsolidated affiliates	2,346	3,653
Due from related party	58	34
Receivables	3,842	4,258
Prepaid expenses	1,082	433
Notes receivable	600	600
Financing and lease costs, less accumulated amortization of $1,793 in 2017 and $1,720 in 2016	858	950
Assets held for sale	—	2,482
Lease intangible assets, less accumulated amortization of $11,906 in 2017 and $10,770 in 2016	14,465	15,852
Other assets	105	29

Total Assets	$696,087	$670,513

LIABILITIES
Mortgage notes payable, net	$399,015	$390,479
Special assessments payable	570	480
Dividends payable	6,377	5,925
Due to related party	1,172	957
Tenant security deposits payable	4,056	3,851
Subordinated debt	175	175
Lease intangible liabilities, less accumulated amortization of $1,254 in 2017 and $1,122 in 2016	1,916	2,075
Accounts payable - trade	489	438
Retainage payable	395	288
Liabilities related to assets held for sale	—	125
Fair value of interest rate swaps	104	145
Deferred insurance proceeds	1,452	102
Accrued expenses and other liabilities	5,620	6,818
Total Liabilities	421,341	411,858

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Beneficial interest	87,990	84,727
Noncontrolling interest
Operating partnership	183,056	170,138
Partially owned properties	3,804	3,935
Accumulated other comprehensive loss	(104)	(145)
Total Shareholders' Equity	274,746	258,655

	$696,087	$670,513

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED June 30, 2017 and 2016 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$27,111	$25,499	$53,518	$50,710
Tenant reimbursements	1,402	1,547	3,025	3,023
	28,513	27,046	56,543	53,733
Expenses
Expenses from rental operations
Interest	4,609	4,562	9,248	9,104
Depreciation and amortization	5,381	5,596	10,744	11,240
Real estate taxes	2,607	2,340	5,203	4,658
Property management fees	2,991	2,758	6,026	5,325
Utilities	2,048	1,813	4,545	4,006
Repairs and maintenance	4,974	5,257	9,932	9,415
Insurance	368	335	736	683
Loss on lease terminations	31	274	146	274
	23,009	22,935	46,580	44,705
Administration of REIT
Administrative expenses	133	131	229	230
Advisory fees	704	659	1,400	1,302
Acquisition and disposition expenses	863	515	1,375	1,227
Trustee fees	19	11	32	33
Legal and accounting	101	78	287	260
	1,820	1,394	3,323	3,052
Total expenses	24,829	24,329	49,903	47,757
Income from operations	3,684	2,717	6,640	5,976
Other income (expense)
Equity in income of unconsolidated affiliates	157	275	369	522
Other income	26	22	54	38
Gain (Loss) on sale of real estate and non-real estate investments	2,075	(316)	2,052	(320)
Gain on change in control of real estate investments	2,186	—	2,186	—
Gain (Loss) on involuntary conversion	162	8	189	(137)
	4,606	(11)	4,850	103
Net income	$8,290	$2,706	$11,490	$6,079
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	5,654	2,038	7,883	4,295
Partially owned properties	(46)	(171)	(131)	(326)
Net income attributable to Sterling Real Estate Trust	$2,682	$839	$3,738	$2,110

Net income per common share, basic and diluted	$0.33	$0.11	$0.46	$0.27

Comprehensive income:
Net income	$8,290	$2,706	$11,490	$6,079
Other comprehensive gain (loss) - change in fair value of interest rate swaps	16	9	41	(4)
Comprehensive income	8,306	2,715	11,531	6,075
Comprehensive income attributable to noncontrolling interest	5,619	1,874	7,779	3,966
Comprehensive income attributable to Sterling Real Estate Trust	$2,687	$841	$3,752	$2,109

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED June 30, 2017 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2016	8,001	$106,207	$(21,480)	$84,727	$170,138	$3,935	$(145)	$258,655
Contribution of assets in exchange for the issuance of noncontrolling interest shares					14,378	—		14,378
Shares/units redeemed	(31)	(471)		(471)	(638)	—		(1,109)
Dividends declared			(4,044)	(4,044)	(8,572)	—		(12,616)
Dividends reinvested - stock dividend	165	2,546		2,546				2,546
Issuance of shares under optional purchase plan	84	1,361		1,361				1,361
UPREIT units converted to REIT common shares	8	133		133	(133)	—		—
Change in fair value of interest rate swaps							41	41
Net income			3,738	3,738	7,883	(131)		11,490
BALANCE AT JUNE 30, 2017	8,227	$109,776	$(21,786)	$87,990	$183,056	$3,804	$(104)	$274,746

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2017 and 2016 (UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
OPERATING ACTIVITIES
Net income	$11,490	$6,079
Adjustments to reconcile net income to net cash from operating activities
(Gain) loss on sale of real estate investments	(2,075)	314
Loss on sale of non-real estate investments	23	6
(Gain) loss on involuntary conversion	(189)	137
(Gain) on change in control of real estate investment	(2,186)	—
Loss on lease terminations	146	274
Equity in income of unconsolidated affiliates	(369)	(522)
Distributions of earnings of unconsolidated affiliates	369	519
Depreciation	9,454	9,257
Amortization	1,258	1,925
Amortization of debt issuance costs	371	339
Effects on operating cash flows due to changes in
Restricted deposits - tenant security deposits	(203)	(71)
Restricted deposits - real estate tax and insurance escrows	905	606
Due from related party	(24)	60
Receivables	44	(53)
Prepaid expenses	(650)	(144)
Other assets	(76)	115
Due to related party	(397)	(71)
Tenant security deposits payable	183	68
Accounts payable - trade	(131)	(645)
Accrued expenses and other liabilities	(1,276)	(1,238)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,667	16,955
INVESTING ACTIVITIES
Purchase of real estate investment properties	(2,008)	(5,545)
Capital expenditures and tenant improvements	(5,499)	(3,941)
Proceeds from sale of real estate investments	4,442	1,404
Restricted deposits - exchange escrow	(4,328)	—
Proceeds from involuntary conversion	1,914	258
Investment in unconsolidated affiliates	(20)	(67)
Distributions in excess of earnings received from unconsolidated affiliates	245	196
Restricted deposits - replacement reserve escrows	(1,006)	245
Notes receivable issued	—	(16)
Notes receivable payments received	41	4
NET CASH USED IN INVESTING ACTIVITIES	(6,219)	(7,462)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(333)	(420)
Principal payments on special assessments payable	(101)	(161)
Proceeds from issuance of mortgage notes payable and subordinated debt	16,152	19,460
Principal payments on mortgage notes payable	(12,252)	(6,273)
Advances on lines of credit	—	6,669
Payments on lines of credit	—	(6,669)
Proceeds from issuance of shares under optional purchase plan	1,361	1,089
Shares/units redeemed	(1,109)	(1,278)
Dividends/distributions paid	(9,620)	(8,617)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,902)	3,800
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,546	13,293
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,034	6,461
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,580	$19,754

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2017 and 2016 (UNAUDITED) (Continued)

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$9,282	$9,100

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$2,546	$2,317
Dividends declared and not paid	2,036	1,867
UPREIT distributions declared and not paid	4,340	3,864
UPREIT units converted to REIT common shares	133	144
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	14,378	13,376
Increase in land improvements due to increase in special assessments payable	185	70
Unrealized gain (loss) on interest rate swaps	41	(4)
Acquisition of assets with new financing	3,265	2,662
Acquisition of assets through assumption of debt and liabilities	1,295	25
Capitalized interest and real estate taxes related to construction in progress	94	32
Acquisition of assets with accounts payable	957	513

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of June 30, 2017 and December 31, 2016, Sterling owned approximately 31.93% and 32.41%, respectively, of the operating partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheets as of June 30, 2017 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the three and six months ended June 30, 2017 and 2016, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and six months ended June 30, 2017. These adjustments are of a normal recurring nature.

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

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 163 properties.  The Trust’s 114 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 49 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 70.5% residential and 29.5% commercial (based on cost) and total $644,200 in real estate investments at June 30, 2017. Effective January 1, 2016, Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.  We currently have no plans to dispose of our existing commercial properties.

Residential Property	Location	No. of Properties	Units
	North Dakota	95	5,764
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		114	9,271

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	805,000
	Arkansas	2	29,000
	Colorado	1	13,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	15	683,000
	Mississippi	1	15,000
	Nebraska	1	16,000
	Texas	1	7,000
	Wisconsin	5	63,000
		49	1,691,000

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

June 30, 2017 and 2016 (UNAUDITED)

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

Depreciation expense for the three months ended June 30, 2017 and 2016 totaled $4,749 and $4,657, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 totaled $9,454 and $9,257, respectively.

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

June 30, 2017 and 2016 (UNAUDITED)

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the six months ended June 30, 2017 and 2016.

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

June 30, 2017 and 2016 (UNAUDITED)

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

There were no properties classified as held for sale at June 30, 2017.  There was one retail property classified as held for sale at December 31, 2016.  See Note 18.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the six months ended June 30, 2017 and 2016.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

obligation to absorb losses and preferential returns.  As of June 30, 2017, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of June 30, 2017 and December 31, 2016, the unconsolidated affiliates held total assets of $23,187 and $26,140 and mortgage notes payable of $17,650 and $20,017, respectively.

The operating partnership previously owned a 40.26% interest as a tenant in common in a single asset limited liability company which owns a 144 unit residential, multifamily apartment complex in Bismarck, North Dakota. The property was encumbered by a first mortgage with a balance at December 31, 2016 of $2,190. As of May 1, 2017, there was a change in control over the real estate investment, with the operating partnership acquiring the other tenant in common’s 59.74% ownership interest in the property (see Note 19).  We estimated the property had a fair value of approximately $10,080.  The operating partnership assumed a loan of $1,295 and issued $4,727 of limited partnership units for a total purchase price of approximately $6,022.  The company accounted for this as a business combination and recognized a gain on change in control of real estate investment of $2,186 in the second quarter of 2017 as a result of remeasuring the carrying value to fair value.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center as a tenant in common through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at June 30, 2017 and December 31, 2016 of $10,792 and $10,891, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2017 and December 31, 2016 of $6,858 and $6,936, respectively. The Company is jointly and severally liable for the full mortgage balance.

Receivables

Receivables consist primarily of amounts due for rent. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of June 30, 2017 and December 31, 2016, management determined no allowance was necessary for uncollectible receivables.

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

June 30, 2017 and 2016 (UNAUDITED)

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at June 30, 2017 and December 31, 2016.

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

June 30, 2017 and 2016 (UNAUDITED)

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2017 and December 31, 2016 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2013.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $54 and $93 for the three months ended June 30, 2017 and 2016, respectively. The straight-line rent adjustment increased revenue by $127 and $267 the six months ended June 30, 2017 and 2016, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of June 30, 2017 and December 31, 2016 was $3,466 and $3,362, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of June 30, 2017 and 2016, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

For the three months ended June 30, 2017 and 2016, Sterling’s denominators for the basic and diluted earnings per common share were approximately 8,227,000 and 7,789,000, respectively. For the six months ended June 30, 2017 and 2016, Sterling’s denominators for the basic and diluted earnings per common share were approximately 8,172,000 and 7,740,000, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

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

In November 2016, the FASB issued ASU No. 2016-18 to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

periods within those fiscal years and early adoption is permitted. The Company does not currently anticipate that the guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 to provide guidance for areas where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not currently anticipate that the guidance will have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Reclassifications

Certain amounts previously reported in our quarterly report ended June 30, 2016 have been reclassified to conform to the consolidated balance sheet, statement of operations and cash flows presentations in 2017.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six months ended June 30, 2017 and 2016, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended June 30, 2017			Three months ended June 30, 2016

	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$21,667	$6,846	$28,513	$20,141	$6,905	$27,046
Expenses from rental operations	11,247	1,741	12,988	10,799	1,704	12,503
Net operating income	$10,420	$5,105	$15,525	$9,342	$5,201	$14,543
Interest			4,609			4,562
Depreciation and amortization			5,381			5,596
Administration of REIT			1,820			1,394
Loss on lease terminations			31			274
Other (income)/expense			(4,606)			11
Net income			$8,290			$2,706

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$42,715	$13,828	$56,543	$39,909	$13,824	$53,733
Expenses from rental operations	22,867	3,575	26,442	20,804	3,283	24,087
Net operating income	$19,848	$10,253	$30,101	$19,105	$10,541	$29,646
Interest			9,248			9,104
Depreciation and amortization			10,744			11,240
Administration of REIT			3,323			3,052
Loss on lease terminations			146			274
Other (income)/expense			(4,850)			(103)
Net income			$11,490			$6,079

Segment Assets and Accumulated Depreciation

As of June 30, 2017	Residential	Commercial	Total
	(in thousands)
Real estate investments	$543,747	$202,115	$745,862
Accumulated depreciation	(69,782)	(31,880)	(101,662)
	$473,965	$170,235	644,200
Cash and cash equivalents			16,580
Restricted deposits and funded reserves			11,951
Investment in unconsolidated affiliates			2,346
Receivables and other assets			5,687
Financing and lease costs, less accumulated amortization			858
Intangible assets, less accumulated amortization			14,465
Total Assets			$696,087

As of December 31, 2016	Residential	Commercial	Total
	(in thousands)
Real estate investments	$514,341	$200,959	$715,300
Accumulated depreciation	(63,148)	(29,177)	(92,325)
	$451,193	$171,782	622,975
Cash and cash equivalents			12,034
Restricted deposits and funded reserves			7,213
Investment in unconsolidated affiliates			3,653
Receivables and other assets			5,354
Financing and lease costs, less accumulated amortization			950
Assets held for sale			2,482
Intangible assets, less accumulated amortization			15,852
Total Assets			$670,513

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

note 4 – real estate investments

As of June 30, 2017	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$71,140	$37,769	$108,909
Building and improvements	445,658	162,175	607,833
Furniture, fixtures and equipment	25,245	1,466	26,711
Construction in progress	1,704	705	2,409
	543,747	202,115	745,862
Less accumulated depreciation	(69,782)	(31,880)	(101,662)
	$473,965	$170,235	$644,200

As of December 31, 2016	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$67,384	$37,769	$105,153
Building and improvements	419,120	161,724	580,844
Furniture, fixtures and equipment	24,852	1,466	26,318
Construction in progress	2,985	—	2,985
	514,341	200,959	715,300
Less accumulated depreciation	(63,148)	(29,177)	(92,325)
	$451,193	$171,782	$622,975

Construction in progress as of June 30, 2017 consists of development and planning costs associated with phase II and III of a multifamily apartment community under construction in Bismarck, North Dakota.  Phase II of the project consists of a clubhouse and six 6-plex, two-story townhomes and Phase III consists of up to six, 4-story apartment buildings with underground parking.  The clubhouse was substantially complete in July 2016 and the first five townhome buildings were substantially completed in September 2016 through June 2017.  Site work has commenced on the remaining townhome building of Phase II.  Phase III of the development is still in the planning stages and construction has not yet commenced.  Phase II of the project is estimated to cost $9,027 and is expected to be substantially completed in third quarter 2017.  We have a construction contract of $7,829 for the townhomes, of which $7,214 has been completed to date, including $361 of retainage which is included in payables at June 30, 2017. The Company is working with GOLDMARK Development Corporation, a related party, as the general contractor for Phase II.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2017	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,256	$(10,883)	$12,373
Above-market leases	3,115	(1,023)	2,092
	$26,371	$(11,906)	$14,465
Lease Intangible Liabilities
Below-market leases	$(3,170)	$1,254	$(1,916)

	Lease	Accumulated	Lease
As of December 31, 2016	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,507	$(9,860)	$13,647
Above-market leases	3,115	(910)	2,205
	$26,622	$(10,770)	$15,852
Lease Intangible Liabilities
Below-market leases	$(3,197)	$1,122	$(2,075)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2017 (July 1, 2017 to December 31, 2017)	$1,202	$140
2018	2,237	278
2019	1,932	269
2020	1,507	218
2021	1,210	189
Thereafter	6,377	822
	$14,465	$1,916

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of June 30, 2017 was 6.0 years.

NOTE 7 – LINES OF CREDIT

We have a $27,000 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; and a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in November 2019. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; Edina, Minnesota, St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 2017; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell Bank, which expires December 2017.   At June 30, 2017, there was no balance

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

outstanding on the lines of credit, leaving $37,015 available and unused under the agreements.  Certain of the variable lines of credit have limits on availability based on collateral specific critieria.

On June 30, 2017 one of the retail properties that secured the Wells Fargo line of credit was sold.  Wells Fargo has released the property as collateral, however, the bank is currently in process of determining the new available borrowing amount.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of December 31, 2016, one residential property was out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  A waiver was received from the lender.  As of June 30, 2017, we were in compliance with all covenants.

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	June 30,	December 31,
	2017	2016
	(in thousands)
Fixed rate mortgage notes payable (a)	$401,971	$393,511
Less unamortized debt issuance costs	2,956	3,032
	$399,015	$390,479

(a)	Includes $3,003 and $3,056 of variable rate mortgage debt that was swapped to a fixed rate at June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, we had 128 mortgage loans with effective interest rates ranging from 2.57% to 7.25% per annum and a weighted average effective interest rate of 4.40% per annum.

As of December 31, 2016, we had 116 mortgage loans with effective interest rates ranging from 2.57% to 7.25% per annum, and a weighted average effective interest rate of 4.43% per annum.

The majority of the Company’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs.  Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2016,  five loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Bismarck, North Dakota with a total outstanding balance of $8,336 at December 31, 2016. Annual waivers have been received from the lenders.  As of June 30, 2017, we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2017 (July 1, 2017 to December 31, 2017)	$18,910
2018	19,697
2019	24,896
2020	27,563
2021	45,438
Thereafter	265,467
Total payments	$401,971

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

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to accumulated comprehensive income. As of June 30, 2017 and December 31, 2016, we recorded a liability and other comprehensive loss of $104 and $145, respectively.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2017		December 31, 2016
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable, net	$399,015	$406,141	$390,479	$402,438
Fair value of interest rate swaps	$104	$104	$145	$145

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

June 30, 2017 and 2016 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2017
Fair value of interest rate swaps	$—	$104	$—	$104
December 31, 2016
Fair value of interest rate swaps	$—	$145	$—	$145

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2017
Mortgage notes payable, net	$—	$—	$406,141	$406,141
December 31, 2016
Mortgage notes payable, net	$—	$—	$402,438	$402,438

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.10% to 4.40% and from 4.00% to 4.35% at June 30, 2017 and December 31, 2016, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of June 30, 2017.  The Company’s mortgage notes payable are further described in Note 8.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of June 30, 2017 and December 31, 2016, outstanding limited partnership units totaled 17,537,111 and 16,688,000 respectively. As of June 30, 2017 and 2016, the operating partnership declared distributions of $4,340 and $3,864 respectively, to limited partners which were paid on  July 17, 2017 and July 15, 2016, respectively.  Distributions per unit were $0.4950 and $0.4800 during the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, Sterling exchanged 8,000 common shares for 8,000 limited partnership units held by limited partners, pursuant to redemption requests.  The aggregate value of these transactions was $133.  During the six months ended June 30, 2016, Sterling exchanged 9,000 common shares for 9,000 limited partnership units held by limited partners, pursuant to redemption requests.  The aggregate value of these transactions was $144.

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

June 30, 2017 and 2016 (UNAUDITED)

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

During the six months ended June 30, 2017 and 2016, the Company redeemed 31,000 and 33,000 common shares valued at $471 and $493, respectively.  In addition, during the six months ended June 30, 2017 and 2016, the Company redeemed 42,000 and 54,000 units valued at $638 and $785, respectively.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of June 30, 2017 and December 31, 2016, there were 8,227,000 and 8,001,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.4950 per share and $0.4800 per share for the six months ended June 30, 2017 and 2016, respectively.

NOTE 14 – DIVIDEND REINVESTMENT PLAN

Our Board of Trustees approved a dividend reinvestment plan to provide existing holders of our common shares with a convenient method to purchase additional common shares without payment of brokerage commissions, fees or service charges. On July 20, 2012, we registered with the Securities Exchange Commission 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on July 20, 2012.  On July 11, 2017, we registered with the Securities Exchange Commission an additional 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on July 11, 2017.

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $10 per fiscal quarter without our prior approval. The purchase price per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $16.50 and $16.00 at June 30, 2017 and December 31, 2016, respectively. See discussion of determination of estimated value in Note 19.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Therefore, the purchase price per common share for dividend reinvestments was $15.68 and $15.20 and for additional optional cash purchases was $16.50 and $16.00 at June 30, 2017 and December 31, 2016, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the six months ended June 30, 2017,  165,000 shares were issued pursuant to dividend reinvestments and 84,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the six months ended June 30, 2016,  155,000 shares were issued pursuant to dividend reinvestments and 69,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Property Management Fees

During the six months ended June 30, 2017 and 2016, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed by GOLDMARK. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the six months ended June 30, 2017 and 2016, we paid management fees of $5,560 and $4,863, respectively, to GOLDMARK Property Management.  In addition, during the six months ended June 30, 2017 and 2016, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $2,379 and $2,274, respectively.

Board of Trustee Fees

We incurred Trustee fees of $32 and $33 during the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017, and December 31, 2016 we owed our Trustees $59 and $26 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

June 30, 2017 and 2016 (UNAUDITED)

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

TC = Total Project Cost

Management Fees

During the six months ended June 30, 2017 and 2016, we incurred advisory management fees of $1,400 and $1,302 with Sterling Management, LLC, our Advisor. As of June 30, 2017 and December 31, 2016, we owed our Advisor $237 and $226, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.  During the six months ended June 30, 2017 and 2016, we reimbursed the Advisor for operating costs totaling $5 and $3, respectively.

Acquisition Fees

During the six months ended June 30, 2017 and 2016, we incurred acquisition fees of $503 and $544, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of June 30, 2017 and December 31, 2016.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Financing Fees

During the six months ended June 30, 2017 and 2016, we incurred financing fees of $54 and $68 with our Advisor for loan financing and refinancing activities. As of June 30, 2017, we owed our Advisor $4 for unpaid financing fees. There were no financing fees owed to our Advisor as of December 31, 2016.

Disposition Fees

During the six months ended June 30, 2017 and 2016, we incurred $110 and $35 in disposition fees with our Advisor, respectively. See Note 18. As of June 30, 2017 , we owed our Advisor $110 for unpaid disposition fees. There were no disposition fees owed to our Advisor as of December 31, 2016.

Development Fees

During the six months ended June 30, 2017 and 2016, we incurred $344 and $0 in development fees incurred with our Advisor, respectively.  As of June 30, 2017 and December 31, 2016, we owed our Advisor a total of $49 and $1 for unpaid development fees, of which $98 and $81 were for unpaid development fees as part of a 10% hold back, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the six months ended June 30, 2017, we issued directly or indirectly, 402,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, and Messr. Swenson, one of our former officers, in connection with the acquisition of various properties. The aggregate value of these units was $6,425.

During the six months ended June 30, 2016, we issued directly or indirectly, 331,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $5,133.

Commissions

During the six months ended June 30, 2017 and 2016, we incurred real estate commissions of $549 and $563, respectively, owed to GOLDMARK Commercial Real Estate Services, Inc. (f/k/a GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.), which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of June 30, 2017 and December 31, 2016.

Rental Income

During the six months ended June 30, 2017 and 2016, we received rental income of $109 and $107, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the six months ended June 30, 2017 and 2016, we received rental income of $27 and $26, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the six months ended June 30, 2017 and 2016, we received rental income of $23 and $23, respectively, under operating lease agreements with our Advisor.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Construction Costs

As of June 30, 2017, since the project’s inception, we incurred total costs of  $8,382 related to the construction of Phase II of the Bismarck, North Dakota development project which consists of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development, which is owned by Messers. Regan and Wieland.  As of June 30, 2017, we owed GOLDMARK Development $361 for retainage and $612 for unpaid construction fees.

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

NOTE 16 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $42,715 and $39,909 for the six months ended June 30, 2017 and 2016, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the six months ended June 30, 2017 and 2016, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $3,025 and $3,023, respectively, totaled $13,828 and $13,824, respectively.

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

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

available information, that the final outcome of such matters will not have a material effect on the financial statements of the Company.

NOTE 18 – DISPOSITIONS

During September 2016, the Company entered into a purchase agreement to sell a retail property located in Fargo, North Dakota.  This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to September 30, 2016, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of December 31, 2016.   During the second quarter ended June 30, 2017, the operating partnership sold the Fargo, North Dakota retail property for approximately $4,400 and recognized a gain of $2,075.

During the six months ended June 30, 2016, the operating partnership sold a medical property in Eau Claire, Wisconsin for approximately $1,400 and recognized a loss of $316.

The following table presents the assets and liabilities associated with the investment properties held for sale:

	June 30,	December 31,
	2017	2016
	(in thousands)
ASSETS
Real estate investments	$—	$2,365
Restricted deposits and funded reserves	—	22
Receivables	—	25
Notes receivable	—	42
Financing and lease costs, less accumulated amortization of $87 in 2016	—	28

Total Assets	$—	$2,482

LIABILITIES
Special assessments payable	$—	$103
Tenant security deposits payable	—	22

Total Liabilities	$—	$125

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 19 – BUSINESS COMBINATIONS AND ACQUISITIONS

The Company closed on the following acquisitions during the six months ended June 30, 2017:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/10/17	Sargent Apartments	Fargo, ND	Apartment complex	36 units	$1,710	$1,710
1/11/17	Arrowhead Apartments	Grand Forks, ND	Apartment complex	82 units	5,494	5,494
1/17/17	West Oak Apartments	Fargo, ND	Apartment complex	18 units	777	777
1/17/17	Carr Apartments	Fargo, ND	Apartment complex	18 units	828	828
5/1/17	Plumtree Apartments	Fargo, ND	Apartment complex	18 units	907	907
5/1/17	Sunchase Apartments	Fargo, ND	Apartment complex	36 units	1,765	1,765
6/1/17	Essex Apartments	Fargo, ND	Apartment complex	18 units	858	858
6/1/17	Jadestone Apartments	Fargo, ND	Apartment complex	18 units	809	809
6/1/17	Park Circle Apartments	Fargo, ND	Apartment complex	18 units	903	903

					$14,051	$14,051

Total consideration given for acquisitions through June 30, 2017 was completed through issuing approximately 603,000 limited partnership units of the operating partnership valued at $16.00 per unit for an aggregate consideration of approximately $9,651, new loans of $2,392 and cash of $2,008. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

In addition, as of May 1, 2017, the operating partnership acquired the remaining 59.74% ownership interest in a 144 unit property which was previously held as tenant in common (See Note 2). We estimated the property had a fair value of approximately $10,080.  The operating partnership assumed a loan of $1,295 and issued $4,727 of limited partnership units for a total purchase price of approximately $6,022.  The Company accounted for this as a business combination and recognized a gain on change in control of real estate investment of $2,186 in the second quarter of 2017 as a result of remeasuring the carrying value to fair value.  The total loan on this property was $2,167, thus in addition to the portion of the loan assumed from the other tenant in common, the Company also recorded an additional $872 in new financing related to this acquisition.

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

June 30, 2017 and 2016 (UNAUDITED)

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

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Six Months Ended
	June 30,
	2017	2016

Land, building, tenant improvements and FF&E	$14,051	$20,398
Acquired lease intangible assets	-	1,386
Acquired lease intangible liabilities	-	(176)
Mortgages notes payable assumed	-	-
Other liabilities	-	(25)
Net assets acquired	14,051	21,583
Equity/limited partnership unit consideration	(9,651)	(13,376)
New loans	(2,392)	(2,662)

Net cash consideration	$2,008	$5,545

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first six months of 2017 and 2016.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first six months of 2017 and 2016.  In determining the fair value of the shares and limited partnership units, the board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations.  The board typically determines the share price in March of each year. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

Determination of price is a matter within the board’s sole discretion. The Trust does not determine price based on any rote formula or specific factors and is not based on, or intended to comply with, fair value standards under U.S. GAAP.  The value may not be indicative of the price received for selling the assets in their current condition. At this time, no shares are held in street name accounts and the Trust is not subject to FINRA’s specific pricing requirements set out in Rule 2340 or otherwise. Thus, the Trust does not employ any specific valuation methodology or formula. Rather, the board looks to available data and information, which is often adjusted to comport more closely with the assets held by the Trust at the time of valuation. The principal valuation methodology utilized is the NAV calculation/direct capitalization method. The information made available to the Board is assembled by the Trust’s Advisor.

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

June 30, 2017 and 2016 (UNAUDITED)

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

NOTE 20 - SUBSEQUENT EVENTS

On July 17, 2017, we paid a dividend or distribution of $0.2475 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on June 30, 2017.

In July 2017, the operating partnership purchased a 58 unit apartment complex in Fargo, North Dakota for approximately $6,060.  The purchase was financed with 1031 exchange escrow and cash.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 31.93% of the operating partnership as of June 30, 2017.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

Our real estate portfolio consisted of 163 properties containing 9,271 apartment units and approximately 1,691,000 square feet of leasable commercial space as of June 30, 2017.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $644,200, which includes construction in progress.  Effective January 1, 2016, Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.  We currently have no plans to dispose of our existing commercial properties.

As of June 30, 2017, approximately 70.5% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of June 30, 2017, approximately 29.5% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six months ended June 30, 2017 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $2,810 or 5.2% for the six months ended June 30, 2017, compared to same six month period in 2016.
•

Acquired a total of nine properties residential apartment properties totaling 262  units for a total of $14,051 during the six months ended June 30, 2017.  In addition, we placed in service two six unit townhome buildings.  In addition, we acquired the remaining 59.74% interest in an 144 unit residential property which was previously held as tenant in common (see Note 2 to the consolidated financial statements).
•	Declared and paid dividends aggregating $0.4950 per common share for the first six months of 2017.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$21,667	$6,846	$28,513	$20,141	$6,905	$27,046
Real Estate Expenses
Real Estate Taxes	1,890	717	2,607	1,712	628	2,340
Property Management Fees	2,803	188	2,991	2,539	219	2,758
Utilities	1,721	327	2,048	1,516	297	1,813
Repairs and Maintenance	4,488	486	4,974	4,718	539	5,257
Insurance	345	23	368	314	21	335
Total Real Estate Expenses	11,247	1,741	12,988	10,799	1,704	12,503
Net Operating Income	$10,420	$5,105	15,525	$9,342	$5,201	14,543
Interest			4,609			4,562
Depreciation and amortization			5,381			5,596
Administration of REIT			1,820			1,394
Loss on lease terminations			31			274
Other (income)/expense			(4,606)			11
Net Income			$8,290			$2,706

Net Income Attributed to:
Noncontrolling Interest			$5,608			$1,867
Sterling Real Estate Trust			$2,682			$839
Dividends per share (1)			$0.2475			$0.2400
Earnings per share			$0.33			$0.11
Weighted average number of common shares			8,227			7,789

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $28,513 for the three months ended June 30, 2017 increased $1,467 or 5.4% in comparison to the same period in 2016. Residential property revenues increased $1,526 and commercial property revenues decreased $ (59).

The following table illustrates changes in occupancy for the three month periods indicated:

	June 30,	June 30,
	2017	2016
Residential occupancy	95.7%	95.8%
Commercial occupancy	97.0%	96.4%

Residential revenues for the three months ended June 30, 2017 increased $1,526 in comparison to the same period for 2016.  Residential properties acquired since January 1, 2016 contributed approximately $1,315 to the increase in total residential revenues in the three months ended June 30, 2017.  Rental income from residential properties owned for more than one year increased approximately $211 in comparison to the same period in 2016.  Residential revenues comprised 76.0% of total revenues for the three months ended June 30, 2017 compared to 74.5% of total revenues for the three months ended June 30, 2016.  The residential occupancy rates for the three months ended June 30, 2017 decreased 0.1%.

For the three months ended June 30, 2017 total commercial revenues decreased $59 in comparison to the same period for 2016.  Revenues from commercial properties acquired since January 1, 2016,  contributed approximately $2 to the decrease in total commercial revenues in the three months ended June 30, 2017.  Rental income from commercial properties owned for more than one year decreased approximately $57 in comparison to the same period in 2016.  The decrease in revenues was primarily attributed to common area maintenance refunds.  Commercial revenues comprised 24.0% of the total revenues for the three months ended June 30, 2017 compared to 25.5% of total revenues for the three months ended June 30, 2016.  The commercial occupancy rates for the three months ended June 30, 2017 increased 0.6% primarily due to lease up at two properties including a Fargo retail property and Minot office property.

Expenses

Residential expenses from operations of $11,247 during the three months ended June 30, 2017 increased $448 or 4.1% in comparison to the same period in 2016. This increase was attributed to the increase in number of residential properties owned during the three months ended June 30, 2017 versus the same period in 2016.   In addition, overall increases in operating expenses including property management fees increased $264 or 10.4%, real estate taxes increased $178 or 10.4% and utilities increased $205 or 13.5%.

Commercial expenses from operations of $1,741 during the three months ended June 30, 2017 increased $37 or 2.2% in comparison to the same period in 2016.  The increase was primarily attributed to increases in real estate taxes for  one Bloomington, Minnesota office property.

Interest expense of $4,609 during the three months ended June 30, 2017 increased $47 in comparison to the same period in 2016 due to increased levels of debt outstanding. Interest expense was approximately 16.2% and 16.9% of rental income for the three months ended June 30, 2017 and 2016,  respectively.

Depreciation and amortization expense decreased 3.8% from $5,596 for the three months ended June 30, 2016 to $5,381 for the three months ended June 30, 2017.  The $215 decrease was primarily a result of a $307 decrease in amortization related to lease intangibles that are fully amortized.    Amortization expense will continue to decrease as lease intangibles become fully amortized.

Other income (expense) during the three months ended June 30, 2017 included a gain of $2,075 incurred in connection with the sale of a retail property in June 2017.  In addition, other income includes a gain on change in control over a real estate investment of $2,186.   Other income (expense) during the three months ended June 30, 2016 included a loss of $316 incurred in connection with the sale of a medical property in April 2016.  The property sale was pursuant to the exercise of an option contained in the tenant’s lease.

 REIT administration expenses increased from $1,394 for the three months ended June 30, 2016 to $1,820 for the three months ended June 30, 2017 due to a increase in acquisition expenses related to higher acquisition activity in 2017 compared with the same period in 2016.

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

Residential NOI increased $1,078 or 11.5% for the three months ended June 30, 2017 in comparison to the same three month period in 2016 primarily as a result of a decrease in repairs and maintenance and increase in revenues.  Commercial NOI decreased $96 or 1.8% for the three months ended June 30, 2017 in comparison to the same three month period in 2016.  The decrease was primarily due to decreased other income from common area maintenance refunds and the increase in real estate taxes for one Bloomington, Minnesota office property.

Net Income

Net income for the three months ended June 30, 2017 was $8,290 compared to $2,706 for the three months ended June 30, 2016.  The increase was primarily attributed to a $2,075 gain on the sale of real estate and non-real estate investments and a $2,186 gain on the change in control over real estate investments.

Results of Operations for the Six Months Ended June 30, 2017

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$42,715	$13,828	$56,543	$39,909	$13,824	$53,733
Real Estate Expenses
Real Estate Taxes	3,764	1,439	5,203	3,415	1,243	4,658
Property Management Fees	5,596	430	6,026	4,909	416	5,325
Utilities	3,865	680	4,545	3,375	631	4,006
Repairs and Maintenance	8,953	979	9,932	8,455	960	9,415
Insurance	689	47	736	650	33	683
Total Real Estate Expenses	22,867	3,575	26,442	20,804	3,283	24,087
Net Operating Income	$19,848	$10,253	30,101	$19,105	$10,541	29,646
Interest			9,248			9,104
Depreciation and amortization			10,744			11,240
Administration of REIT			3,323			3,052
Loss on lease terminations			146			274
Other (income)/expense			(4,850)			(103)
Net Income			$11,490			$6,079

Net Income Attributed to:
Noncontrolling Interest			$7,752			$3,969
Sterling Real Estate Trust			$3,738			$2,110
Dividends per share (1)			$0.4950			$0.4800
Earnings per share			$0.4600			$0.2700
Weighted average number of common shares			8,172			7,740

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $56,543 for the six months ended June 30, 2017 increased $2,810 or 5.2% in comparison to the same period in 2016. Residential property revenues increased $2,806 and commercial property revenues increased $4.

The following table illustrates changes in occupancy for the six month periods indicated:

	June 30,	June 30,
	2017	2016
Residential occupancy	95.7%	95.7%
Commercial occupancy	97.1%	95.5%

Residential revenues for the six months ended June 30, 2017 increased $2,806 in comparison to the same period for 2016.  Residential properties acquired since January 1, 2016 contributed approximately $2,480 to the increase in total residential revenues in the six months ended June 30, 2017. Rental income from residential properties owned for more than one year increased approximately $326 in comparison to the six months ended June 30, 2016.  Residential revenues comprised 75.5% of total revenues for the six months ended June 30, 2017 compared to 74.3% of total revenues for the six months ended June 30, 2016.  The residential occupancy rates for the six months ended June 30, 2017 were comparable to June 30, 2016.

For the six months ended June 30, 2017, total commercial revenues increased $4 in comparison to the same period for 2016. Commercial properties acquired since January 1, 2016, contributed approximately $44 to the increase in total commercial revenues in the six months ended June 30, 2017.  Rental income from commercial properties owned for more than one year decreased approximately $40 in comparison to the six months ended June 30, 2016. The decrease was primarily attributed to the sale of a medical property in April 2016 which contributed to three months of revenues in 2016 but not in 2017. Commercial revenues comprised 24.5% of the total revenues for the six months ended June 30, 2017 compared to 25.7% of total revenues for the six months ended June 30, 2016. The commercial occupancy rates for the six months ended June 30, 2017 increased 1.6% primarily due to lease up at two properties including a Fargo retail property and Minot office property.

Expenses

Residential expenses from operations of $22,867 during the six months ended June 30, 2017 increased $2,063 or 9.9% in comparison to the same period in 2016. This increase was attributed to the increase in the number of residential properties owned during the six months ended June 30, 2017 versus the same period in 2016.   In addition, increases in property management fees of $687 or 14.0% due to increased competition for labor, increases in utilities of $490 or 14.5% and increases in repair and maintenance expenses of $498 or 5.9% reflect the investments made to position properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $3,575 during the six months ended June 30, 2017 increased $292 or 8.9% in comparison to the same period in 2016.  The increase was primarily attributed to increases in real estate taxes for one Bloomington, Minnesota office property.

Interest expense of $9,248 during the six months ended June 30, 2017 increased $144 in comparison to the same period in 2016 due to increased levels of debt outstanding. Interest expense was approximately 16.4% and 16.9% of rental income for the six months ended June 30, 2017 and 2016, respectively.

Depreciation and amortization expense decreased 4.4% from $11,240 for the six months ended June 30, 2016 to approximately $10,744 for the six months ended June 30, 2017. The $496 decrease was primarily a result of a $693 decrease in amortization related to lease intangibles that are fully amortized.  Amortization expense will continue to decrease as lease intangibles become fully amortized.  Depreciation and amortization expense as a percentage of rental income for the six months ended June 30, 2017 and 2016 was relatively consistent at 19.0% and 20.9%, respectively.

Other income (expense) during the six months ended June 30, 2017 included a net gain of $2,052 incurred in connection with the sale of a retail property in June 2017 and the sale of vehicles in January 2017.  In addition, other income includes a gain on change in control over a real estate investment of $2,186.   Other income (expense) during the six months ended June 30, 2016 included a loss of $320 incurred in connection with the sale of a medical property in April 2016 and the sale of a vehicle in January 2016.  The property sale was pursuant to the exercise of an option contained in the tenant’s lease.

 REIT administration expenses increased from $3,052 for the six months ended June 30, 2016 to $3,323 for the six months ended June 30, 2017 due to an increase in acquisition expenses related to higher acquisition activity in 2017 in comparison to the same period in 2016.

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

Residential NOI increased $743 or 3.9% for the six months ended June 30, 2017 in comparison to the same six month period in 2016 due primarily to a $2,806 increase in revenues. Commercial NOI decreased $288 or 2.7% for the six months ended June 30, 2017 in comparison to the same three month period in 2016 due primarily attributed to decreased revenues due to the sale of a medical property in April 2016 and increased real estate taxes for one Bloomington, Minnesota office property.

Net Income

Net income for the six months ended June 30, 2017 was $11,490 compared to $6,079 for the six months ended June 30, 2016.  The increase in net income is primarily attributed to a $2,052 net gain on the sale of real estate and non-real estate investments and a $2,186 gain on the change in control over real estate investments.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the six months ended June 30, 2017

We acquired nine properties for a total of $14,051 during the six months ended June 30, 2017. Total consideration for the acquisitions was the issuance of approximately $9,651 in limited partnership units of the operating partnership, new loans of $2,392 (includes $872 loan from property acquired through change in control of real estate investments) and cash of $2,008.  In addition, there was a change in control over a real estate investment,  with the operating partnership acquiring the other tenant in common’s 59.74% ownership interest in a 144 unit property (See Note 2 and 19 of the consolidated financial statements). We estimated the property had a fair value of approximately $10,080.  The operating partnership assumed a loan of $1,295 and issued $4,727 of limited partnership units for a total purchase price of approximately $6,022.  The Company accounted for this as a business combination and recognized a gain on change in control of real estate investment of $2,186 in the second quarter of 2017 as a result of remeasuring the carrying value to fair value.

During the six months ended June 30, 2017, the operating partnership sold a retail property in Fargo, North Dakota for approximately $4,400 and recognized a gain of $2,075.

Property Acquisitions and Dispositions during the six months ended June 30, 2016

We acquired seven properties for a total of $21,608 during the six months ended June 30, 2016. Total consideration for the acquisitions was the issuance of approximately $13,376 in limited partnership units of the operating partnership, new loans of $2,662, assumed liabilities of $25 and cash of $5,545.

During the six months ended June 30, 2016, the operating partnership sold a medical property in Eau Claire, Wisconsin for approximately $1,400 and recognized a loss of $316.  The property sale was pursuant to an option exercise in the tenant’s lease.

See Notes 18 and 19 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the six months ended June 30, 2017 and 2016.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three and six months ended June 30, 2017 and 2016, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2017			Three months ended June 30, 2016
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,682	8,227	$0.33	$839	7,789	$0.11

Add back:
Noncontrolling Interest - OPU	5,654	17,357		2,038	15,959
Depreciation & Amortization from continuing operations	5,381			5,596
Pro rata share of unconsolidated affiliate depreciation & amortization	93			118
Loss on sale of depreciable real estate investments	—			316
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(4,261)			—
Funds from operations applicable to common shares and limited partnership units (FFO)	9,549	25,584	$0.37	8,907	23,748	$0.38
Add back:
Acquisition, and disposition expenses	863			515
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$10,412	25,584	$0.41	$9,422	23,748	$0.40

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

	Six months ended June 30, 2017			Six months ended June 30, 2016
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$3,738	8,172	$0.46	$2,110	7,740	$0.27

Add back:
Noncontrolling Interest - OPU	7,883	17,231		4,295	15,739
Depreciation & Amortization from continuing operations	10,744			11,240
Pro rata share of unconsolidated affiliate depreciation & amortization	195			237
Loss on sale of depreciable real estate investments	—			316
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(4,264)			—
Funds from operations applicable to common shares and limited partnership units (FFO)	18,296	25,403	$0.72	18,198	23,479	$0.78
Add back:
Acquisition, and disposition expenses	1,375			1,227
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$19,671	25,403	$0.77	$19,425	23,479	$0.83

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

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

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash flows provided by operating activities	$16,667	$16,955
Net cash flows used in investing activities	$(6,219)	$(7,462)
Net cash flows provided by (used in) financing activities	$(5,902)	$3,800

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

Net cash provided by operating activities was $16,667 and $16,955 for the six months ended June 30, 2017 and 2016, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the six months ended June 30, 2017 and 2016 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $6,219 and $7,462 for the six months ended June 30, 2017 and 2016, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the six months ended June 30, 2017 and 2016, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $7,507 and $9,486, respectively, and the changes in restricted cash for replacement reserve escrows was $(1,006) and $245, respectively.  In addition, during the six months ended June 30, 2017, proceeds of $4,442 were generated from the sale of one commercial retail property and the sale of vehicles. The proceeds from the sale of the commercial retail property of $4,328 were deposited into a 1031 exchange escrow at quarter-end. In addition, during the six months ended June 30, 2017, proceeds of $1,914 were received from involuntary conversions.  The majority of the proceeds were related to one property that was damaged in 2016.  During the six months ended June 30, 2016, proceeds of $1,404 were generated from the sale of one commercial medical property and the sale of one vehicle.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $5,902 for the six months ended June 30, 2017. Net cash provided by financing activities was $3,800 for the six months ended June 30, 2016. During the six months ended June 30, 2017,  we paid $9,620 in dividends and distributions, redeemed $1,109 of shares and units, received proceeds from new mortgage notes payable of $16,152, and made mortgage principal payments of $12,252. For the six months ended June 30, 2016, we paid $8,617 in dividends and distributions, redeemed $1,278 of shares and units, received proceeds from new mortgage notes payable of $19,460,  and made mortgage principal payments of $6,273.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2017 to June 30, 2017 totaling $4,044 or $0.4950 per share, including amounts reinvested through the dividend reinvestment plan.  During the six months ended June 30, 2017, we paid cash dividends of $1,461 and dividends of $2,583 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $16,667 from our cash flows from operations and $245 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Cash flows provided by operations (includes net income of $11,490 and $6,079, respectively)	$16,667	$16,955
Distributions from unconsolidated affiliates	245	196
Gain (Loss) on sales of real estate and non-real estate investments	2,052	(320)
Dividends declared	(4,044)	(3,712)
Excess	$14,920	$13,119

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2017, we declared quarterly distributions totalling $8,572 to holders of limited partnership units in our operating partnership, which we paid on April 17 and July 17, 2017.  Distributions were paid at a rate of $0.2475 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the six months ended June 30, 2016, we declared quarterly distributions totalling $7,636 to holders of limited partnership units in our operating partnership, which we paid on April 15 and July 15, 2016. Distributions were paid at a rate of $0.2400 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the six months ended June 30, 2017, we paid aggregate dividends of $4,044, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $18,296 while our modified funds from operations, or MFFO, for the six months ended June 30, 2017 was $19,671;

therefore our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2016, we paid aggregate dividends of $3,712 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $18,198 while our MFFO, as of the six months ended June 30, 2016 was $19,425. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At June 30, 2017, our cash resources consisted of cash and cash equivalents totaling approximately $16,580. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $22,569, which could potentially be used as collateral to secure additional financing in future periods.

At June 30, 2017, there was no balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements.  See Note 7 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the six months ended June 30, 2017, we did not sell any common shares in a private placements. During the six months ended June 30, 2017, we issued 165,000 and 84,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $3,907.  During the six months ended June 30, 2016, we did not sell any common shares in a private placement.  During the six months ended June 30, 2016, we issued 155,000 and 69,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $3,406.

During the six months ended June 30, 2017, we issued limited partnership units valued at approximately $14,378 in connection with the acquisition of properties and one property that had a change in control.

During the six months ended June 30, 2016, we issued limited partnership units valued at approximately $13,376 in connection with the acquisitions of properties.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2017, most of our commercial leases require tenants to reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the six months ended June 30, 2017, inflation did not have a material impact on our revenues or net income.

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

As virtually all of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 23, 2017.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of June 30, 2017, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended June 30, 2017, except as noted below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $16.00, as set forth in the table below, during the three months ended June 30, 2017 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Highland Meadows Apartments, Bismarck, ND	05/01/17	295,454	$4,727
Sunchase Apartments, Fargo, ND	05/01/17	54,861	878
Plumtree Apartments, Fargo, ND	05/01/17	21,742	348
Essex Apartments, Fargo, ND	06/01/17	50,907	815
Jadestone Apartments, Fargo, ND	06/01/17	19,350	310
Park Circle Apartments, Fargo, ND	06/01/17	33,811	541
		476,125	$7,619

Other Sales

During the three months ended June 30, 2017, we issued 8,076 common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D. The issuances during the three months ended June 30, 2017 were as set forth below:

Total Number of
Common Shares
Period	Exchanged
April 1-30, 2017	—
May 1-31, 2017	—
June 1-30, 2017	8,076
8,076

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended June 30, 2017:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
April 1-30, 2017	4,000	18,000	$15.50	1,058,000	652,000	$6,952
May 1-31, 2017	7,000	1,000	$15.50	1,065,000	653,000	$6,832
June 1-30, 2017	4,000	10,000	$15.50	1,069,000	663,000	$6,602
Total	15,000	29,000

For the three months ended June 30, 2017, we redeemed all shares or units for which we received redemption requests, except for the limited partnership units exchanged for common shares noted above.  In addition, for the three months ended June 30, 2017, all common shares and units redeemed were redeemed as part of the publicly announced plans.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2017 and 2016; (iii) Consolidated Statement of Shareholders’ Equity for six months ended June 30, 2017; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 8, 2017

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)