Form 10-Q
period 2017-09-30
Sterling Real Estate Trust
filed 2017-11-08
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2017
Common Shares of Beneficial Interest, $0.01 par value per share	8,516,368

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, 2017 (UNAUDITED) and December 31, 2016

	September 30,	December 31,
	2017	2016
	(in thousands)
ASSETS
Real estate investments	$648,856	$622,975
Cash and cash equivalents	20,991	12,034
Restricted deposits and funded reserves	7,894	7,213
Investment in unconsolidated affiliates	2,785	3,653
Due from related party	2	34
Receivables	4,748	4,258
Prepaid expenses	862	433
Notes receivable	—	600
Financing and lease costs, less accumulated amortization of $1,875 in 2017 and $1,720 in 2016	776	950
Assets held for sale	—	2,482
Lease intangible assets, less accumulated amortization of $12,491 in 2017 and $10,770 in 2016	13,863	15,852
Other assets	5	29

Total Assets	$700,782	$670,513

LIABILITIES
Mortgage notes payable, net	$402,465	$390,479
Special assessments payable	1,214	480
Dividends payable	6,404	5,925
Due to related party	617	957
Tenant security deposits payable	4,049	3,851
Subordinated debt	175	175
Lease intangible liabilities, less accumulated amortization of $1,324 in 2017 and $1,122 in 2016	1,846	2,075
Accounts payable - trade	474	438
Retainage payable	420	288
Liabilities related to assets held for sale	—	125
Fair value of interest rate swaps	88	145
Deferred insurance proceeds	1,475	102
Accrued expenses and other liabilities	8,672	6,818
Total Liabilities	427,899	411,858

COMMITMENTS and CONTINGENCIES - Note 16

SHAREHOLDERS' EQUITY
Beneficial interest	89,023	84,727
Noncontrolling interest
Operating partnership	180,725	170,138
Partially owned properties	3,223	3,935
Accumulated other comprehensive loss	(88)	(145)
Total Shareholders' Equity	272,883	258,655

	$700,782	$670,513

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED September 30, 2017 and 2016 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$27,088	$25,365	$80,606	$76,075
Tenant reimbursements	1,567	1,523	4,592	4,547
	28,655	26,888	85,198	80,622
Expenses
Expenses from rental operations
Interest	4,690	4,636	13,938	13,740
Depreciation and amortization	5,427	5,471	16,170	16,711
Real estate taxes	3,186	2,360	8,389	7,020
Property management fees	3,137	2,771	9,163	8,095
Utilities	1,918	1,709	6,463	5,715
Repairs and maintenance	6,170	6,288	16,103	15,703
Insurance	376	339	1,112	1,022
Loss on lease terminations	—	25	146	299
	24,904	23,599	71,484	68,305
Administration of REIT
Administrative expenses	61	71	290	301
Advisory fees	714	669	2,114	1,971
Acquisition and disposition expenses	—	299	1,375	1,526
Trustee fees	12	14	44	46
Legal and accounting	98	83	385	343
	885	1,136	4,208	4,187
Total expenses	25,789	24,735	75,692	72,492
Income from operations	2,866	2,153	9,506	8,130
Other income (expense)
Equity in income of unconsolidated affiliates	373	298	743	820
Other income	20	24	73	62
Gain (Loss) on sale of real estate and non-real estate investments	(3)	—	2,049	(320)
Gain on change in control of real estate investments	—	—	2,186	—
Gain (Loss) on involuntary conversion	—	48	189	(89)
	390	370	5,240	473
Net income	$3,256	$2,523	$14,746	$8,603
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	2,264	1,814	10,147	6,109
Partially owned properties	(90)	(176)	(222)	(502)
Net income attributable to Sterling Real Estate Trust	$1,082	$885	$4,821	$2,996

Net income per common share, basic and diluted	$0.13	$0.11	$0.59	$0.38

Comprehensive income:
Net income	$3,256	$2,523	$14,746	$8,603
Other comprehensive gain (loss) - change in fair value of interest rate swaps	17	33	57	28
Comprehensive income	3,273	2,556	14,803	8,631
Comprehensive income attributable to noncontrolling interest	2,185	1,661	9,964	5,626
Comprehensive income attributable to Sterling Real Estate Trust	$1,088	$895	$4,839	$3,005

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED September 30, 2017 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2016	8,001	$106,207	$(21,480)	$84,727	$170,138	$3,935	$(145)	$258,655
Shares issued pursuant to trustee compensation plan	4	59		59				59
Contribution of assets in exchange for the issuance of noncontrolling interest shares					14,378	—		14,378
Shares/units redeemed	(41)	(634)		(634)	(896)	—		(1,530)
Dividends declared			(6,111)	(6,111)	(12,909)	—		(19,020)
Dividends reinvested - stock dividend	247	3,836		3,836				3,836
Issuance of shares under optional purchase plan	134	2,192		2,192				2,192
UPREIT units converted to REIT common shares	8	133		133	(133)	—		—
Change in fair value of interest rate swaps							57	57
Distributions paid to consolidated real estate entity noncontrolling interests					—	(490)		(490)
Net income			4,821	4,821	10,147	(222)		14,746
BALANCE AT SEPTEMBER 30, 2017	8,353	$111,793	$(22,770)	$89,023	$180,725	$3,223	$(88)	$272,883

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2017 and 2016 (UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
OPERATING ACTIVITIES
Net income	$14,746	$8,603
Adjustments to reconcile net income to net cash from operating activities
(Gain) loss on sale of real estate investments	(2,072)	316
Loss on sale of non-real estate investments	23	4
(Gain) loss on involuntary conversion	(189)	89
(Gain) on change in control of real estate investment	(2,186)	—
Loss on lease terminations	146	299
Equity in income of unconsolidated affiliates	(743)	(820)
Distributions of earnings of unconsolidated affiliates	80	816
Depreciation	14,270	13,882
Amortization	1,855	2,751
Amortization of debt issuance costs	561	517
Effects on operating cash flows due to changes in
Restricted deposits - tenant security deposits	(150)	(85)
Restricted deposits - real estate tax and insurance escrows	577	20
Due from related party	32	60
Receivables	(81)	(286)
Prepaid expenses	(430)	66
Other assets	24	135
Due to related party	(532)	(8)
Tenant security deposits payable	176	67
Accounts payable - trade	(96)	(561)
Accrued expenses and other liabilities	1,707	934
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,718	26,799
INVESTING ACTIVITIES
Purchase of real estate investment properties	(3,718)	(7,352)
Capital expenditures and tenant improvements	(9,122)	(7,518)
Proceeds from sale of real estate investments	4,442	1,404
Restricted deposits - exchange escrow	(4,328)	—
Proceeds from involuntary conversion	1,937	915
Investment in unconsolidated affiliates	(294)	(67)
Distributions in excess of earnings received from unconsolidated affiliates	743	325
Restricted deposits - replacement reserve escrows	(952)	(819)
Notes receivable issued	—	(24)
Notes receivable payments received	642	7
NET CASH USED IN INVESTING ACTIVITIES	(10,650)	(13,129)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(442)	(431)
Principal payments on special assessments payable	(420)	(657)
Proceeds from issuance of mortgage notes payable and subordinated debt	23,916	20,271
Principal payments on mortgage notes payable	(16,632)	(9,857)
Advances on lines of credit	—	6,669
Payments on lines of credit	—	(6,669)
Proceeds from issuance of shares under optional purchase plan	2,192	1,599
Shares/units redeemed	(1,530)	(1,765)
Dividends/distributions paid	(15,195)	(13,126)
NET CASH USED IN FINANCING ACTIVITIES	(8,111)	(3,966)
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,957	9,704
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,034	6,461
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,991	$16,165

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2017 and 2016 (UNAUDITED) (Continued)

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$13,954	$13,776

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$3,836	$3,543
Dividends declared and not paid	2,067	1,893
UPREIT distributions declared and not paid	4,336	3,912
UPREIT units converted to REIT common shares	133	435
Stock issued pursuant to trustee compensation plan	59	60
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	14,378	16,940
Increase in land improvements due to increase in special assessments payable	1,141	772
Unrealized gain on interest rate swaps	57	28
Acquisition of assets with new financing	3,264	2,662
Acquisition of assets through assumption of debt and liabilities	1,367	78
Capitalized interest and real estate taxes related to construction in progress	126	66
Acquisition of assets with accounts payable	572	413
Acquisition of assets with 1031 exchange funds	4,278	—

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of September 30, 2017 and December 31, 2016, Sterling owned approximately 32.28% and 32.41%, respectively, of the operating partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2017 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the three and nine months ended September 30, 2017 and 2016, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and nine months ended September 30, 2017. These adjustments are of a normal recurring nature.

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

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 164 properties.  The Trust’s 115 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 49 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 71.0% residential and 29.0% commercial (based on cost) and total $648,856 in real estate investments at September 30, 2017. Effective January 1, 2016, Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.  We currently have no plans to dispose of our existing commercial properties.

Residential Property	Location	No. of Properties	Units
	North Dakota	96	5,828
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		115	9,335

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	805,000
	Arkansas	2	29,000
	Colorado	1	13,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	15	683,000
	Mississippi	1	15,000
	Nebraska	1	16,000
	Texas	1	7,000
	Wisconsin	5	63,000
		49	1,691,000

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

Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation.  Ordinary repairs and maintenance are expensed as incurred.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Company allocates the purchase price of each acquired investment property accounted for as a business combination based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market, (vi) the value of customer relationships and (vii) goodwill, if any. Transaction costs related to acquisitions accounted for as business combinations are expensed as incurred and included within “Administration of REIT expenses” in the accompanying consolidated statements of operations and other comprehensive income.

The Company elected to early adopt ASU 2017-01, Business Combinations, on a prospective basis as of July 1, 2017. This new guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not  considered a business and, thus, accounted for as an asset acquisition as opposed to a business combination. Refer to the “Recent Accounting Pronouncements” section within Note 2 to the consolidated financial statements. Under this new guidance, the Company expects most acquisitions of investment property will meet this screen and, thus, be accounted for as asset acquisitions. The Company allocates the purchase price of each acquired investment property that is accounted for as an asset acquisition based upon the relative fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market and (vi) the value of customer relationships. Asset acquisitions do not give rise to goodwill and the related transaction costs are capitalized and included with the allocated purchase price.

For tangible assets acquired, including land, building and other improvements, the Company considers available comparable market and industry information in estimating acquisition date fair value. Key factors considered in the calculation of fair value of both real property and intangible assets include the current market rent values, “dark” periods (building in vacant status), direct costs estimated with obtaining a new tenant, discount rates, escalation factors, standard lease terms, and tenant improvement costs. The Company allocates a portion of the purchase price to the estimated acquired in-place lease value intangibles based on factors available in third party appraisals or cash flow estimates of the property prepared by our internal analysis.  These estimates are based upon cash flow projections for the property, existing leases, lease origination costs for similar leases as well as lost rental payments during an assumed lease-up period. The Company also evaluates each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. Fair value estimates used in acquisition accounting, including the discount rate used, require the Company to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, and size and location of tenant spaces within the acquired investment property.

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Company incurred amortization expense pertaining to acquired inplace lease value intangibles of $370 and $459 for the three months ended September 30, 2017 and 2016, respectively and $1,141 and $1,567 for the nine months ended September 30, 2017 and 2016, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $56 and $57 for the three months ended September 30, 2017 and 2016, respectively, was recorded as a reduction to income from rental operations. Amortization pertaining to below market lease intangibles of $70 and $78 for

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

the three months ended September 30, 2017 and 2016, respectively, was recorded as an increase to income from rental operations.  Amortization pertaining to above market lease intangibles of $169 and $174 for the nine months ended September 30, 2017 and 2016, respectively, was recorded as a reduction to income from rental operations. Amortization pertaining to below market lease intangibles of $214 and $253 for the nine months ended September 30, 2017 and 2016, respectively, was recorded as an increase to income from rental operations.

Furniture and fixtures are stated at cost less accumulated depreciation. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for routine maintenance and repairs, which do not add to the value or extend useful lives, are charged to expense as incurred.

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Furniture, fixtures and equipment	5-9 years

Depreciation expense for the three months ended September 30, 2017 and 2016 totaled $4,816 and $4,625, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 totaled $14,270 and $13,882, respectively.

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

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the nine months ended September 30, 2017 and 2016.

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

There were no properties classified as held for sale at September 30, 2017.  There was one retail property classified as held for sale at December 31, 2016.  See Note 17.

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

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings, contributions and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the nine months ended September 30, 2017 and 2016.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of September 30, 2017, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of September 30, 2017 and December 31, 2016, the unconsolidated affiliates held total assets of $23,930 and $26,140 and mortgage notes payable of $17,561 and $20,017, respectively.

The operating partnership previously owned a 40.26% interest as a tenant in common in a single asset limited liability company which owns a 144 unit residential, multifamily apartment complex in Bismarck, North Dakota. The property was encumbered by a first mortgage with a balance at December 31, 2016 of $2,190. As of May 1, 2017, there was a change in control over the real estate investment, with the operating partnership acquiring the other tenant in common’s 59.74% ownership interest in the property (see Note 18).  We estimated the property had a fair value of approximately $10,080.  The operating partnership assumed a loan of $1,295 and issued $4,727 of limited partnership units for a total purchase price of approximately $6,022.  The company accounted for this as a business combination and recognized a gain on change in control of real estate investment of $2,186 in the second quarter of 2017 as a result of remeasuring the carrying value to fair value.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center as a tenant in common through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2017 and December 31, 2016 of $10,743 and $10,891, respectively. The Company is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2017 and December 31, 2016 of $6,818 and $6,936, respectively. The Company is jointly and severally liable for the full mortgage balance.

Receivables

Receivables consist primarily of amounts due for rent. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of September 30, 2017 and December 31, 2016, management determined no allowance was necessary for uncollectible receivables.

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

Lease Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases, tenant relationships and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at September 30, 2017 and December 31, 2016.

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

September 30, 2017 and 2016 (UNAUDITED)

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2017 and December 31, 2016 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2013.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $59 and $124 for the three months ended September 30, 2017 and 2016, respectively. The straight-line rent adjustment increased revenue by $186 and $391 the nine months ended September 30, 2017 and 2016, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of September 30, 2017 and December 31, 2016 was $3,526 and $3,362, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the nine months ended September 30, 2017 and 2016, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $4,592 and $4,547, respectively, totaled $20,619 and $20,632, respectively

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of September 30, 2017 and 2016, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended September 30, 2017 and 2016, Sterling’s denominators for the basic and diluted earnings per common share were approximately 8,356,000 and 7,891,000, respectively. For the nine months ended September 30, 2017 and 2016, Sterling’s denominators for the basic and diluted earnings per common share were approximately 8,234,000 and 7,791,000, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange. Additionally, lease contracts are specifically excluded from ASU 2014-09. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017.  Early adoption is permitted beginning on the original effective date of periods beginning after December 15, 2016. Upon adoption, ASU 2014-09 allows for full retrospective

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have performed a review of the requirements of the new guidance and have identified which of our revenue streams will be within the scope of ASU 2014-09.  We are working through an adoption plan which includes a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASU 2014-09, an evaluation of the method of adoption and assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. We will adopt this standard effective as of January 1, 2018 and will utilize the cumulative effect transition method of adoption. The adoption of this guidance will not have a material impact on our financial position or results of operations. We expect this standard will have an impact on the disclosure of certain lease and non-lease components of revenue from leases upon the adoption of the update ASU 2016-02, Leases, but will not have a material impact on “total revenues.”

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

In January 2017, the FASB issued a new standard which clarifies the definition of a business. The standard's objective is to add additional guidance that assists companies in determining whether transactions should be accounted for as an asset acquisition or a business combination. The new standard first requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If this threshold is not met, the entity next evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Among other differences, transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred. In addition, purchase price in an asset acquisition is allocated on a relative fair value basis while in a business combination it is generally measured at fair value. The Company early adopted the new standard as allowed effective July 1, 2017. The Company concluded that substantially all of its transactions will now be accounted for as asset acquisitions, which means transaction costs will largely be capitalized as noted above.  The adoption of this pronouncement resulted in the Company’s acquisition of investment property subsequent to July 1, 2017 to qualify as asset acquisition and as such, the related transaction costs of $158 were capitalized.

In November 2016, the FASB issued ASU No. 2016-18 to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The pronouncement requires a retrospective transition method of adoption. Upon adoption, the Company will include amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.

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

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

Reclassifications

Certain amounts previously reported in our quarterly report ended September 30, 2016 have been reclassified to conform to the consolidated balance sheet, statement of operations and cash flows presentations in 2017.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2017 and 2016, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended September 30, 2017			Three months ended September 30, 2016

	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$21,863	$6,792	$28,655	$20,081	$6,807	$26,888
Expenses from rental operations	12,764	2,023	14,787	11,547	1,920	13,467
Net operating income	$9,099	$4,769	$13,868	$8,534	$4,887	$13,421
Interest			4,690			4,636
Depreciation and amortization			5,427			5,471
Administration of REIT			885			1,136
Loss on lease terminations			—			25
Other (income)/expense			(390)			(370)
Net income			$3,256			$2,523

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$64,579	$20,619	$85,198	$59,990	$20,632	$80,622
Expenses from rental operations	35,630	5,600	41,230	32,353	5,202	37,555
Net operating income	$28,949	$15,019	$43,968	$27,637	$15,430	$43,067
Interest			13,938			13,740
Depreciation and amortization			16,170			16,711
Administration of REIT			4,208			4,187
Loss on lease terminations			146			299
Other (income)/expense			(5,240)			(473)
Net income			$14,746			$8,603

Segment Assets and Accumulated Depreciation

As of September 30, 2017	Residential	Commercial	Total
	(in thousands)
Real estate investments	$552,792	$202,337	$755,129
Accumulated depreciation	(73,008)	(33,265)	(106,273)
	$479,784	$169,072	648,856
Cash and cash equivalents			20,991
Restricted deposits and funded reserves			7,894
Investment in unconsolidated affiliates			2,785
Receivables and other assets			5,617
Financing and lease costs, less accumulated amortization			776
Intangible assets, less accumulated amortization			13,863
Total Assets			$700,782

As of December 31, 2016	Residential	Commercial	Total
	(in thousands)
Real estate investments	$514,341	$200,959	$715,300
Accumulated depreciation	(63,148)	(29,177)	(92,325)
	$451,193	$171,782	622,975
Cash and cash equivalents			12,034
Restricted deposits and funded reserves			7,213
Investment in unconsolidated affiliates			3,653
Receivables and other assets			5,354
Financing and lease costs, less accumulated amortization			950
Assets held for sale			2,482
Intangible assets, less accumulated amortization			15,852
Total Assets			$670,513

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

note 4 – real estate investments

As of September 30, 2017	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$72,673	$37,823	$110,496
Building and improvements	453,790	163,048	616,838
Furniture, fixtures and equipment	25,357	1,466	26,823
Construction in progress	972	—	972
	552,792	202,337	755,129
Less accumulated depreciation	(73,008)	(33,265)	(106,273)
	$479,784	$169,072	$648,856

As of December 31, 2016	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$67,384	$37,769	$105,153
Building and improvements	419,120	161,724	580,844
Furniture, fixtures and equipment	24,852	1,466	26,318
Construction in progress	2,985	—	2,985
	514,341	200,959	715,300
Less accumulated depreciation	(63,148)	(29,177)	(92,325)
	$451,193	$171,782	$622,975

Construction in progress as of September 30, 2017 consists primarily of development and planning costs associated with phase III of a multifamily apartment community under construction in Bismarck, North Dakota.  Phase III of the development is still in the planning stages and construction has not yet commenced.

NOTE 5 – NOTES RECEIVABLE

Notes receivable primarily consisted of a $600 note to an unaffiliated party to provide working capital and for improvements on a residential property bearing interest at a rate of 6.5%. This note was personally guaranteed by the owner.  Accrued interest was due monthly beginning until the note was paid in full.  The principal plus accrued interest was originally due on August 31, 2016.  On the original due date, the note was extended for an additional twelve months to August 31, 2017 with the same terms.  The note was paid off on August 31, 2017.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2017	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,239	$(11,413)	$11,826
Above-market leases	3,115	(1,078)	2,037
	$26,354	$(12,491)	$13,863
Lease Intangible Liabilities
Below-market leases	$(3,170)	$1,324	$(1,846)

	Lease	Accumulated	Lease
As of December 31, 2016	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,507	$(9,860)	$13,647
Above-market leases	3,115	(910)	2,205
	$26,622	$(10,770)	$15,852
Lease Intangible Liabilities
Below-market leases	$(3,197)	$1,122	$(2,075)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2017 (October 1, 2017 to December 31, 2017)	$600	$70
2018	2,237	278
2019	1,932	269
2020	1,507	218
2021	1,210	189
Thereafter	6,377	822
	$13,863	$1,846

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of September 30, 2017 was 6.0 years.

NOTE 7 – LINES OF CREDIT

We have a $27,000 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; and a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in November 2019. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Mandan, North Dakota; Fargo, North Dakota; Edina, Minnesota, St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 2018; and a $3,000 variable rate (prime rate) unsecured line of credit agreement with Bell Bank, which expires December 2017.   At September 30, 2017, there was no

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements.  Certain of the variable lines of credit have limits on availability based on collateral specific critieria.

On June 30, 2017, one of the retail properties that secured the Wells Fargo line of credit was sold.  Wells Fargo has released the property as collateral, however, the bank is currently in process of determining the new available borrowing amount.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of December 31, 2016, one residential property was out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  A waiver was received from the lender.  As of September 30, 2017, we were in compliance with all covenants.

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	September 30,	December 31,
	2017	2016
	(in thousands)
Fixed rate mortgage notes payable (a)	$405,355	$393,511
Less unamortized debt issuance costs	2,890	3,032
	$402,465	$390,479

(a)	Includes $2,975 and $3,056 of variable rate mortgage debt that was swapped to a fixed rate at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, we had 127 mortgage loans with effective interest rates ranging from 2.57% to 7.25% per annum and a weighted average effective interest rate of 4.25% per annum.

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2016, five loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Bismarck, North Dakota with a total outstanding balance of $8,336 at December 31, 2016. Annual waivers have been received from the lenders.  As of September 30, 2017, we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2017 (October 1, 2017 to December 31, 2017)	$5,000
2018	20,095
2019	25,322
2020	28,001
2021	45,897
Thereafter	281,040
Total payments	$405,355

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

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to accumulated comprehensive income. As of September 30, 2017 and December 31, 2016, we recorded a liability and other accumulated comprehensive loss of $88 and $145, respectively.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2017		December 31, 2016
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable, net	$402,465	$402,866	$390,479	$402,015
Fair value of interest rate swaps	$88	$88	$145	$145

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

September 30, 2017 and 2016 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2017
Fair value of interest rate swaps	$—	$88	$—	$88
December 31, 2016
Fair value of interest rate swaps	$—	$145	$—	$145

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2017 and December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2017
Mortgage notes payable, net	$—	$—	$402,866	$402,866
December 31, 2016
Mortgage notes payable, net	$—	$—	$402,015	$402,015

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.50% to 4.60% and from 4.00% to 4.35% at September 30, 2017 and December 31, 2016, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of September 30, 2017.  The Company’s mortgage notes payable are further described in Note 8.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of September 30, 2017 and December 31, 2016, outstanding limited partnership units totaled 17,520,000 and 16,688,000 respectively. As of September 30, 2017 and 2016, the operating partnership declared distributions of $4,336 and $3,912 respectively, to limited partners which were paid on October 16, 2017 and October 17, 2016, respectively.  Distributions per unit were $0.7425 and $0.7200 during the nine months ended September 30, 2017 and 2016, respectively.

During the nine months ended September 30, 2017, Sterling exchanged 8,000 common shares for 8,000 limited partnership units held by limited partners, pursuant to redemption requests.  The aggregate value of these transactions was $133.

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

September 30, 2017 and 2016 (UNAUDITED)

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

During the nine months ended September 30, 2017, the Company redeemed 41,000 common shares valued at $634.  In addition, during the nine months ended September 30, 2017, the Company redeemed 58,000 units valued at $896.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of September 30, 2017 and December 31, 2016, there were 8,353,000 and 8,001,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.7425 per share and $0.7200 per share for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 14 – DIVIDEND REINVESTMENT PLAN

Our Board of Trustees approved a dividend reinvestment plan to provide existing holders of our common shares with a method to purchase additional common shares without payment of brokerage commissions, fees or service charges. On July 20, 2012, we registered with the Securities Exchange Commission 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on July 20, 2012.  On July 11, 2017, we registered with the Securities Exchange Commission an additional 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on July 11, 2017.

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $10 per fiscal quarter without our prior approval. The purchase price per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. The estimated value per common share was $16.50 and $16.00 at September 30, 2017 and December 31, 2016, respectively. See discussion of determination of estimated value in Note 18.

Therefore, the purchase price per common share for dividend reinvestments was $15.68 and $15.20 and for additional optional cash purchases was $16.50 and $16.00 at September 30, 2017 and December 31, 2016, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the nine months ended September 30, 2017,  247,000 shares were issued pursuant to dividend reinvestments and 134,000 shares were issued pursuant to additional optional cash purchases under the plan.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 15 – RELATED PARTY TRANSACTIONS

Property Management Fees

During the nine months ended September 30, 2017 and 2016, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed by GOLDMARK. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the nine months ended September 30, 2017 and 2016, we paid management fees of $8,510 and $7,411, respectively, to GOLDMARK Property Management.  In addition, during the nine months ended September 30, 2017 and 2016, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $3,808 and $3,554, respectively.

Board of Trustee Fees

We incurred Trustee fees of $44 and $46 during the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017, and December 31, 2016 we owed our Trustees $12 and $26 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

September 30, 2017 and 2016 (UNAUDITED)

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

TC = Total Project Cost

Management Fees

During the nine months ended September 30, 2017 and 2016, we incurred advisory management fees of $2,114 and $1,971 with Sterling Management, LLC, our Advisor. As of September 30, 2017 and December 31, 2016, we owed our Advisor $240 and $226, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.  During the nine months ended September 30, 2017 and 2016, we reimbursed the Advisor for operating costs totaling $11 and $3, respectively.

Acquisition Fees

During the nine months ended September 30, 2017 and 2016, we incurred acquisition fees of $655 and $680, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of September 30, 2017. As of December 31, 2016, we owed our Advisor $226 for unpaid acquisition fees.

Financing Fees

During the nine months ended September 30, 2017 and 2016, we incurred financing fees of $97 and $68 with our Advisor for loan financing and refinancing activities. There were no financing fees owed to our Advisor as of September 30, 2017.  As of December 31, 2016, we owed our Advisor $23 for unpaid financing fees.

Disposition Fees

During the nine months ended September 30, 2017 and 2016, we incurred $110 and $35 in disposition fees with our Advisor, respectively. See Note 17. There were no disposition fees owed to our Advisor as of September 30, 2017 or December 31, 2016.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Development Fees

During the nine months ended September 30, 2017 and 2016, we incurred $235 and $107 in development fees incurred with our Advisor, respectively.  As of September 30, 2017 and December 31, 2016, we owed our Advisor a total of $114 and $82 for unpaid development fees, of which $104 and $81 were for unpaid development fees as part of a 10% hold back, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the nine months ended September 30, 2017, we issued directly or indirectly 899,000 operating partnership units. During this period, 402,000 of the operating partnership units issued were issued to entities affiliated with Messrs. Regan and Wieland, two of our trustees, and Messr. Swenson, one of our former officers, in connection with the acquisition of various properties. The aggregate value of these units was $6,425.

During the nine months ended September 30, 2016, we issued directly or indirectly 1,086,000 operating partnership units.  During this period, 458,000 operating partnership units issued were issued to entities affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $7,167.

Commissions

During the nine months ended September 30, 2017 and 2016, we incurred real estate commissions of $549 and $692, respectively, owed to GOLDMARK Commercial Real Estate Services, Inc. (f/k/a GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.), which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of September 30, 2017 and December 31, 2016.

Rental Income

During the nine months ended September 30, 2017 and 2016, we received rental income of $166 and $161, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the nine months ended September 30, 2017 and 2016, we received rental income of $41 and $39, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the nine months ended September 30, 2017 and 2016, we received rental income of $34 and $34, respectively, under operating lease agreements with our Advisor.

Construction Costs

As of September 30, 2017, since the project’s inception, we incurred total costs of $8,997 related to the construction of Phase II of the Bismarck, North Dakota development project which consists of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development, which is owned by Messers. Regan and Wieland.  As of September 30, 2017, we owed GOLDMARK Development $391 for retainage and $251 for unpaid construction fees.

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

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

NOTE 17 – DISPOSITIONS

During September 2016, the Company entered into a purchase agreement to sell a retail property located in Fargo, North Dakota.  This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to September 30, 2016, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of December 31, 2016.   During the second quarter ended June 30, 2017, the operating partnership sold the Fargo, North Dakota retail property for approximately $4,400 and recognized a gain of $2,072.

During the nine months ended September 30, 2016, the operating partnership sold a medical property in Eau Claire, Wisconsin for approximately $1,400 and recognized a loss of $316.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the assets and liabilities associated with the investment properties held for sale:

	September 30,	December 31,
	2017	2016
	(in thousands)
ASSETS
Real estate investments	$—	$2,365
Restricted deposits and funded reserves	—	22
Receivables	—	25
Notes receivable	—	42
Financing and lease costs, less accumulated amortization of $87 in 2016	—	28

Total Assets	$—	$2,482

LIABILITIES
Special assessments payable	$—	$103
Tenant security deposits payable	—	22

Total Liabilities	$—	$125

NOTE 18 – ACQUISITIONS

The Company closed on the following acquisitions during the nine months ended September 30, 2017:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/10/17	Sargent Apartments	Fargo, ND	Apartment complex	36 units	$1,710	$1,710
1/11/17	Arrowhead Apartments	Grand Forks, ND	Apartment complex	82 units	5,494	5,494
1/17/17	West Oak Apartments	Fargo, ND	Apartment complex	18 units	777	777
1/17/17	Carr Apartments	Fargo, ND	Apartment complex	18 units	828	828
5/1/17	Plumtree Apartments	Fargo, ND	Apartment complex	18 units	907	907
5/1/17	Sunchase Apartments	Fargo, ND	Apartment complex	36 units	1,765	1,765
6/1/17	Essex Apartments	Fargo, ND	Apartment complex	18 units	858	858
6/1/17	Jadestone Apartments	Fargo, ND	Apartment complex	18 units	809	809
6/1/17	Park Circle Apartments	Fargo, ND	Apartment complex	18 units	903	903
7/3/17	East Bridge Apartments (a)	Fargo, ND	Apartment complex	58 units	6,060	6,060

					$20,111	$20,111

(a)	This property was acquired utilizing Internal Revenue Code 1031 tax-deferred exchange funds.

Total consideration given for acquisitions through September 30, 2017 was completed through issuing approximately 603,000 limited partnership units of the operating partnership valued at $16.00 per unit for an aggregate consideration of approximately $9,651, 1031 tax-deferred exchange funds of $4,278, new loans of $2,392, assumed liabilities of $72 and cash of $3,718. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

In addition, as of May 1, 2017, the operating partnership acquired the remaining 59.74% ownership interest in a 144 unit property which was previously held as tenant in common (See Note 2). We estimated the property had a fair value of

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

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

   Total consideration given for acquisitions through September 30, 2016 was completed through issuing approximately 1,086 limited partnership units of the operating partnership valued at $15.50 per unit for an aggregate consideration of approximately $16,940, new loans of $2,662, assumed liabilities of $78 and cash of $7,352. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Nine Months Ended
	September 30,
	2017	2016

Land, building, tenant improvements and FF&E	$20,111	$25,822
Acquired lease intangible assets	-	1,386
Acquired lease intangible liabilities	-	(176)
Mortgages notes payable assumed	-	-
Other liabilities	(72)	(78)
Net assets acquired	20,039	26,954
Equity/limited partnership unit consideration	(9,651)	(16,940)
Restricted cash proceeds related to IRC Section 1031 tax-deferred exchange	(4,278)	-
New loans	(2,392)	(2,662)

Net cash consideration	$3,718	$7,352

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The acquisitions completed after July 1, 2017 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing. For acquisitions prior to July 1, 2017, which were accounted for as business combinations, the transaction costs totaled $1,131 and $1,526 for the nine months ended September 30, 2017 and 2016, respectively, are included in “Acquisition and disposition expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first nine months of 2017 and 2016.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first nine months of 2017 and 2016.  In determining the fair value of the shares and limited partnership units, the board relied upon their experience with, and knowledge about, our real estate portfolio and debt obligations.  The board typically determines the share price in March of each year. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

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

September 30, 2017 and 2016 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 19 - SUBSEQUENT EVENTS

On October 16, 2017, we paid a dividend or distribution of $0.2475 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on September 30, 2017.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 32.28% of the operating partnership as of September 30, 2017.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

Our real estate portfolio consisted of 164 properties containing 9,335 apartment units and approximately 1,691,000 square feet of leasable commercial space as of September 30, 2017.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $648,856, which includes construction in progress.  Effective January 1, 2016, Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.  We currently have no plans to dispose of our existing commercial properties.

As of September 30, 2017, approximately 71.0% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of September 30, 2017, approximately 29.0% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine months ended September 30, 2017 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $4,576 or 5.7% for the nine months ended September 30, 2017, compared to same nine month period in 2016.
•

Acquired a total of ten residential apartment properties totaling 320 units for a total of $20,111 during the nine months ended September 30, 2017.  In addition, we placed in service four six unit townhome buildings.

•

Acquired the remaining 59.74% interest in an 144 unit residential property which was previously held as tenant in common and recognized a gain of $2,186 in connection with this transation (see Note 2 to the consolidated financial statements).

•	Disposed of a retail property located in Fargo, North Dakota and recognized a gain of $2,072 (see Note 17 to the consolidated financial statements).
•	Declared and paid dividends aggregating $0.7425 per common share for the first nine months of 2017.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$21,863	$6,792	$28,655	$20,081	$6,807	$26,888
Real Estate Expenses
Real Estate Taxes	2,404	782	3,186	1,726	634	2,360
Property Management Fees	2,933	204	3,137	2,519	252	2,771
Utilities	1,534	384	1,918	1,321	388	1,709
Repairs and Maintenance	5,539	631	6,170	5,663	625	6,288
Insurance	354	22	376	318	21	339
Total Real Estate Expenses	12,764	2,023	14,787	11,547	1,920	13,467
Net Operating Income	$9,099	$4,769	13,868	$8,534	$4,887	13,421
Interest			4,690			4,636
Depreciation and amortization			5,427			5,471
Administration of REIT			885			1,136
Loss on lease terminations			—			25
Other (income)/expense			(390)			(370)
Net Income			$3,256			$2,523

Net Income Attributed to:
Noncontrolling Interest			$2,174			$1,638
Sterling Real Estate Trust			$1,082			$885
Dividends per share (1)			$0.2475			$0.2400
Earnings per share			$0.13			$0.11
Weighted average number of common shares			8,356			7,891

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $28,655 for the three months ended September 30, 2017 increased $1,767 or 6.6% in comparison to the same period in 2016. Residential property revenues increased $1,782 and commercial property revenues decreased $ (15).

The following table illustrates changes in occupancy for the three month periods indicated:

	September 30,	September 30,
	2017	2016
Residential occupancy	94.1%	94.2%
Commercial occupancy	95.7%	95.9%

Residential revenues for the three months ended September 30, 2017 increased $1,782 in comparison to the same period for 2016.  Residential properties acquired since January 1, 2016 contributed approximately $1,563 to the increase in total residential revenues in the three months ended September 30, 2017.  Rental income from residential properties owned for more than one year increased approximately $219 in comparison to the same period in 2016.  Residential revenues comprised 76.3% of total revenues for the three months ended September 30, 2017 compared to 74.7% of total revenues for the three months ended September 30, 2016.  The residential occupancy rates for the three months ended September 30, 2017 were comparable to September 30, 2016.

For the three months ended September 30, 2017 total commercial revenues decreased $15 in comparison to the same period for 2016. Revenues from commercial properties acquired since January 1, 2016, contributed approximately $2 to the decrease in total commercial revenues in the three months ended September 30, 2017.  Rental income from commercial properties owned for more than one year decreased approximately $13 in comparison to the same period in 2016.  The decrease in revenues was primarily attributed to decreases in straight-line rent adjustments and the sale of the Fargo retail property.  Commercial revenues comprised 23.7% of the total revenues for the three months ended September 30, 2017 compared to 25.3% of total revenues for the three months ended September 30, 2016.  The commercial occupancy rates for the three months ended September 30, 2017 are comparable to the three months ended September 30, 2016.

Expenses

Residential expenses from operations of $12,764 during the three months ended September 30, 2017 increased $1,217 or 10.5% in comparison to the same period in 2016. This increase was attributed to the increase in number of residential properties owned during the three months ended September 30, 2017 versus the same period in 2016.   In addition, overall increases in operating expenses including property management fees increased $414 or 16.4%, real estate taxes increased $678 or 39.3% and utilities increased $213 or 16.1%.  Increases in real estate taxes were a result of the annual real estate tax assessments received during the quarter, which were adjusted to reflect increased assessments levied by respective North Dakota counties.

Commercial expenses from operations of $2,023 during the three months ended September 30, 2017 increased $103 or 5.4% in comparison to the same period in 2016.  The increase was primarily attributed to increases in real estate taxes for one Bloomington, Minnesota office property and North Dakota properties.

Interest expense of $4,690 during the three months ended September 30, 2017 increased $54 in comparison to the same period in 2016 due to increased levels of debt outstanding (an aggregate increase of $8,357).   Interest expense was approximately 16.4% and 17.2% of rental income for the three months ended September 30, 2017 and 2016,  respectively.

Depreciation and amortization expense decreased 0.8% from $5,471 for the three months ended September 30, 2016 to $5,427 for the three months ended September 30, 2017. The $44 net decrease was primarily a result of a $236 decrease in amortization related to lease intangibles that are fully amortized.  Amortization expense will continue to decrease as lease intangibles become fully amortized.

REIT administration expenses decreased from $1,136 for the three months ended September 30, 2016 to $885 for the three months ended September 30, 2017 due to a decrease in acquisition expenses related to lower acquisition activity in 2017 compared with the same period in 2016.

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

Residential NOI increased $565 or 6.6% for the three months ended September 30, 2017 in comparison to the same three month period in 2016 primarily as a result of an increase in revenues.  Commercial NOI decreased $118 or 2.4% for the three months ended September 30, 2017 in comparison to the same three month period in 2016. The decrease was primarily due to the increase in real estate taxes for one Bloomington, Minnesota office property and North Dakota properties.

Net Income

Net income for the three months ended September 30, 2017 was $3,256 compared to $2,523 for the three months ended September 30, 2016.  The increase was primarily attributed to an increase of $447 in net operating income and a decrease of $299 in acquisition fees.  There were no acquisition fees expensed in the three months ended September 30, 2017 due to the Company’s early adoption of ASU 2017-01 as of July 1, 2017.

Results of Operations for the Nine Months Ended September 30, 2017

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$64,579	$20,619	$85,198	$59,990	$20,632	$80,622
Real Estate Expenses
Real Estate Taxes	6,168	2,221	8,389	5,144	1,876	7,020
Property Management Fees	8,527	636	9,163	7,428	667	8,095
Utilities	5,399	1,064	6,463	4,695	1,020	5,715
Repairs and Maintenance	14,493	1,610	16,103	14,118	1,585	15,703
Insurance	1,043	69	1,112	968	54	1,022
Total Real Estate Expenses	35,630	5,600	41,230	32,353	5,202	37,555
Net Operating Income	$28,949	$15,019	43,968	$27,637	$15,430	43,067
Interest			13,938			13,740
Depreciation and amortization			16,170			16,711
Administration of REIT			4,208			4,187
Loss on lease terminations			146			299
Other (income)/expense			(5,240)			(473)
Net Income			$14,746			$8,603

Net Income Attributed to:
Noncontrolling Interest			$9,925			$5,607
Sterling Real Estate Trust			$4,821			$2,996
Dividends per share (1)			$0.7425			$0.7200
Earnings per share			$0.5900			$0.3800
Weighted average number of common shares			8,234			7,791

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $85,198 for the nine months ended September 30, 2017 increased $4,576 or 5.7% in comparison to the same period in 2016. Residential property revenues increased $4,589 and commercial property revenues decreased $(13).

The following table illustrates changes in occupancy for the nine month periods indicated:

	September 30,	September 30,
	2017	2016
Residential occupancy	94.9%	95.2%
Commercial occupancy	96.7%	95.6%

Residential revenues for the nine months ended September 30, 2017 increased $4,589 in comparison to the same period for 2016.  Residential properties acquired since January 1, 2016 contributed approximately $4,044 to the increase in total residential revenues in the nine months ended September 30, 2017. Rental income from residential properties owned for more than one year increased approximately $545 in comparison to the nine months ended September 30, 2016.  Residential revenues comprised 75.8% of total revenues for the nine months ended September 30, 2017 compared to 74.4% of total revenues for the nine months ended September 30, 2016.  The residential occupancy rates for the nine months ended September 30, 2017 were comparable to September 30, 2016.

For the nine months ended September 30, 2017, total commercial revenues decreased $(13) in comparison to the same period for 2016. Commercial properties acquired since January 1, 2016, contributed approximately $41 to the increase in total commercial revenues in the nine months ended September 30, 2017.  Rental income from commercial properties owned for more than one year decreased approximately $54 in comparison to the nine months ended September 30, 2016. The decrease was primarily attributed to the sale of a retail property in June 2017 which contributed to nine months of revenues in 2016 but only six months of revenue in 2017. Commercial revenues comprised 24.2% of the total revenues for the nine months ended September 30, 2017 compared to 25.6% of total revenues for the nine months ended September 30, 2016. The commercial occupancy rates for the nine months ended September 30, 2017 increased 1.1% primarily due to lease up at two properties including a Fargo retail property and Minot office property.

Expenses

Residential expenses from operations of $35,630 during the nine months ended September 30, 2017 increased $3,277 or 10.1% in comparison to the same period in 2016. This increase was attributed to the increase in the number of residential properties owned during the nine months ended September 30, 2017 versus the same period in 2016.   In addition, increases in property management fees of $1,099 or 14.8% due to increased competition for labor, increases in utilities of $704 or 15.0% and increases in repair and maintenance expenses of $375 or 2.7% reflect the investments made to position properties for continued rate increases, tenant retention, and market competitiveness.

Commercial expenses from operations of $5,600 during the nine months ended September 30, 2017 increased $398 or 7.7% in comparison to the same period in 2016.  The increase was primarily attributed to increases in real estate taxes for one Bloomington, Minnesota office property and North Dakota properties.

Interest expense of $13,938 during the nine months ended September 30, 2017 increased $198 in comparison to the same period in 2016 due to increased levels of debt outstanding. Interest expense was approximately 16.4% and 17.0% of rental income for the nine months ended September 30, 2017 and 2016, respectively.

Depreciation and amortization expense decreased 3.2% from $16,711 for the nine months ended September 30, 2016 to approximately $16,170 for the nine months ended September 30, 2017. The $541 decrease was primarily a result of a $929 decrease in amortization related to lease intangibles that are fully amortized.  Amortization expense will continue to decrease as lease intangibles become fully amortized.   Depreciation and amortization expense as a percentage of rental income for the nine months ended September 30, 2017 and 2016 was relatively consistent at 19.0% and 20.7%, respectively.

Other income (expense) during the nine months ended September 30, 2017 was $5,240.  This amount included a net gain of $2,049 incurred in connection with the sale of a retail property in June 2017 and the sale of vehicles in January 2017.  In addition, other income includes a $2,186 gain on change in control over a real estate investment.   Other income (expense) during the nine months ended September 30, 2016 included a loss of $320 incurred in connection with the sale of a medical property in April 2016 and the sale of a vehicle in January 2016.  The property sale was pursuant to the exercise of an option contained in the tenant’s lease.

REIT administration expenses increased from $4,187 for the nine months ended September 30, 2016 to $4,208 for the nine months ended September 30, 2017 due to an increase in portfolio assets in 2017 in comparison to the same period in 2016.

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

Residential NOI increased $1,312 or 4.7% for the nine months ended September 30, 2017 in comparison to the same nine month period in 2016 due primarily to a $4,589 increase in revenues. Commercial NOI decreased $411 or 2.7% for the nine months ended September 30, 2017 in comparison to the same nine month period in 2016 due primarily attributed to decreased revenues due to the sale of a retail property in June 2017 and a medical property in April 2016 and increased real estate taxes for one Bloomington, Minnesota office property and North Dakota properties.

Net Income

Net income for the nine months ended September 30, 2017 was $14,746 compared to $8,603 for the nine months ended September 30, 2016.  The increase in net income is primarily attributed to a $2,049 net gain on the sale of real estate and non-real estate investments and a $2,186 gain on the change in control over real estate investments.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the nine months ended September 30, 2017

We acquired ten properties for a total of $20,111 during the nine months ended September 30, 2017. Total consideration for the acquisitions was the issuance of approximately  $9,651 in limited partnership units of the operating partnership, 1031 tax-deferred exchange funds of $4,278, new loans of $2,392, assumed liabilities of $72 and cash of $3,718. In addition, there was a change in control over a real estate investment,  with the operating partnership acquiring the other tenant in common’s 59.74% ownership interest in a 144 unit property (See Note 2 and 19 of the consolidated financial statements). We estimated the property had a fair value of approximately $10,080.  The operating partnership assumed a loan of $1,295 and issued $4,727 of limited partnership units for a total purchase price of approximately $6,022.  The Company accounted for this as a business combination and recognized a gain on change in control of real estate investment of $2,186 in the second quarter of 2017 as a result of remeasuring the carrying value to fair value.

During the nine months ended September 30, 2017, the operating partnership sold a retail property in Fargo, North Dakota for approximately $4,400 and recognized a gain of $2,072.

Property Acquisitions and Dispositions during the nine months ended September 30, 2016

We acquired nine properties for a total of $27,032 during the nine months ended September 30, 2016. Total consideration for the acquisitions was the issuance of approximately $16,940 in limited partnership units of the operating partnership, new loans of $2,662, assumed liabilities of $78 and cash of $7,352.

During the nine months ended September 30, 2016, the operating partnership sold a medical property in Eau Claire, Wisconsin for approximately $1,400 and recognized a loss of $316.  The property sale was pursuant to an option exercise in the tenant’s lease.

See Notes 17 and 18 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the nine months ended September 30, 2017 and 2016.

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

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the three and nine months ended September 30, 2017 and 2016, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September 30, 2017			Three months ended September 30, 2016
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,082	8,356	$0.13	$885	7,891	$0.11

Add back:
Noncontrolling Interest - OPU	2,264	17,523		1,814	16,158
Depreciation & Amortization from continuing operations	5,427			5,471
Pro rata share of unconsolidated affiliate depreciation & amortization	93			118
Loss on sale of depreciable real estate investments	—			—
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	3			—
Funds from operations applicable to common shares and limited partnership units (FFO)	8,869	25,879	$0.34	8,288	24,049	$0.34
Add back:
Acquisition, and disposition expenses	—			299
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$8,869	25,879	$0.34	$8,587	24,049	$0.36

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$4,821	8,234	$0.59	$2,996	7,791	$0.38

Add back:
Noncontrolling Interest - OPU	10,147	17,330		6,109	15,880
Depreciation & Amortization from continuing operations	16,170			16,711
Pro rata share of unconsolidated affiliate depreciation & amortization	288			355
Loss on sale of depreciable real estate investments	—			316
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(4,261)			—
Funds from operations applicable to common shares and limited partnership units (FFO)	27,165	25,564	$1.06	26,487	23,671	$1.12
Add back:
Acquisition, and disposition expenses	1,375			1,526
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$28,540	25,564	$1.12	$28,013	23,671	$1.18

(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

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

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash flows provided by operating activities	$27,718	$26,799
Net cash flows used in investing activities	$(10,650)	$(13,129)
Net cash flows used in financing activities	$(8,111)	$(3,966)

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

Net cash provided by operating activities was $27,718 and $26,799 for the nine months ended September 30, 2017 and 2016, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the nine months ended September 30, 2017 and 2016 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $10,650 and $13,129 for the nine months ended September 30, 2017 and 2016, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the nine months ended September 30, 2017 and 2016, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $12,840 and $14,870, respectively, and the changes in restricted cash for replacement reserve escrows was $ (952) and $ (819), respectively.  In addition, during the nine months ended September 30, 2017, proceeds of $4,442 were generated from the sale of one commercial retail property and the sale of vehicles. The proceeds from the sale of the commercial retail property of $4,278 were deposited into a 1031 exchange escrow at June 30, 2017 and used on July 3, 2017.  In addition, during the nine months ended September 30, 2017, proceeds of $1,937 were received from involuntary conversions.  The majority of the proceeds were related to one property that was damaged in 2016.  During the nine months ended September 30, 2016, proceeds of $1,404 were generated from the sale of one commercial medical property and the sale of one vehicle.  In addition, during the nine months ended September 30, 2016, proceeds of $915 were received from involuntary conversions.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $8,111 and $3,966 for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017,  we paid $15,195 in dividends and distributions, redeemed $1,530 of shares and units, received proceeds from new mortgage notes payable of $23,916, and made mortgage principal payments of $16,632. For the nine months ended September 30, 2016, we paid $13,126 in dividends and distributions, redeemed $1,765 of shares and units, received proceeds from new mortgage notes payable of $20,271, and made mortgage principal payments of $9,857.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2017 to September 30, 2017 totaling $6,111 or $0.7425 per share, including amounts reinvested through the dividend reinvestment plan.  During the nine months ended September 30, 2017, we paid cash dividends of $2,201 and dividends of $3,910 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $27,718 from our cash flows from operations and $743 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Cash flows provided by operations (includes net income of $14,746 and $8,603, respectively)	$27,718	$26,799
Distributions from unconsolidated affiliates	743	325
Gain (Loss) on sales of real estate and non-real estate investments	2,047	(320)
Dividends declared	(6,111)	(5,606)
Excess	$24,397	$21,198

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2017, we declared quarterly distributions totalling $12,909 to holders of limited partnership units in our operating partnership, which we paid on April 17, July 17, and October 16, 2017.  Distributions were paid at a rate of $0.2475 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the nine months ended September 30, 2016, we declared quarterly distributions totalling $11,546 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, and October 17, 2016. Distributions were paid at a rate of $0.2400 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the nine months ended September 30, 2017, we paid aggregate dividends of $6,111, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $27,165 while our modified funds from operations, or MFFO, for the nine months ended September 30, 2017 was $28,540; therefore our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2016, we paid aggregate dividends of $5,606 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $26,487 while our MFFO, as of the nine months ended September 30, 2016 was $28,013. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At September 30, 2017, our cash resources consisted of cash and cash equivalents totaling approximately $20,991. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $36,373, which could potentially be used as collateral to secure additional financing in future periods.

At September 30, 2017, there was no balance outstanding on the lines of credit, leaving $37,015 available and unused under the agreements.  See Note 7 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the nine months ended September 30, 2017, we did not sell any common shares in a private placements. During the nine months ended September 30, 2017, we issued 247,000 and 134,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $6,028.  During the nine months ended September 30, 2016, we did not sell any common shares in a private placement.  During the nine months ended September 30, 2016, we issued 236,000 and 101,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $5,142.

During the nine months ended September 30, 2017, we issued limited partnership units valued at approximately $14,378 in connection with the acquisition of properties and one property that had a change in control.

During the nine months ended September 30, 2016, we issued limited partnership units valued at approximately $16,940 in connection with the acquisitions of properties.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2017, most of our commercial leases require tenants to reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the nine months ended September 30, 2017, inflation did not have a material impact on our revenues or net income.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of September 30, 2017, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended September 30, 2017.

Other Sales

During the three months ended September 30, 2017, there were no common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended September 30, 2017:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
July 1-31, 2017	3,000	13,000	$15.50	1,072,000	676,000	$6,352
August 1-31, 2017	5,000	—	$15.50	1,077,000	676,000	$6,274
September 1-30, 2017	2,000	4,000	$15.50	1,079,000	680,000	$6,181
Total	10,000	17,000

For the three months ended September 30, 2017, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended September 30, 2017, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $30,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The redemption price for such shares and units redeemed under the plan was fixed at $15.00 per share or unit, which was increased to $15.50 effective March 29, 2017 and is the current redemption price.  The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statement of Shareholders’ Equity for nine months ended September 30, 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 8, 2017

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)