Form 10-K
period 2017-12-31
Sterling Real Estate Trust
filed 2018-03-15
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ◻ No

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes ◻ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☑
Non-accelerated filer	◻	Smaller reporting company	◻
Emerging growth company	◻		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻ Yes ☑ No

The aggregate market value of the common shares of beneficial interest held by non-affiliates as of June 30, 2017 was approximately $117,993,441, computed by reference to the price at which the common shares was last sold as of such date. The common shares of beneficial interest are not listed on any national exchange or over-the-counter market or quoted on any national securities market.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 9, 2018
Common Shares of Beneficial Interest, $0.01 par value per share	8,633,575

Documents Incorporated by Reference: Portions of Sterling’s Proxy Statement for its 2018 Annual Meeting of Shareholders, which Sterling intends to file with the Securities and Exchange Commission within 120 days after the end of Sterling’s fiscal year ended December 31, 2017, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If Sterling does not file its Proxy Statement on or before 120 days after the end of its 2017 fiscal year, Sterling will file the required information in an amendment to this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS

GENERAL

Sterling Real Estate Trust (“we,” “us,” “our,” “Company” or “Sterling”) is a real estate investment trust (“REIT”), registered in North Dakota as an unincorporated business trust on December 4, 2002.  References in this Annual Report on Form 10-K to the “Company,” “Sterling,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors.  At December 31, 2017, we owned directly or through our operating partnership, 166 properties in twelve (12) states.

UPREIT Structure

We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we conduct substantially all of our investment activities and hold all or substantially all of our assets through our operating partnership Sterling Properties, LLLP. We control the operating partnership as the general partner and own approximately 32.64% of the operating partnership as of December 31, 2017. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be our assets and income.

Operating Partnership

Our operating partnership, Sterling Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of multifamily dwellings and commercial properties located principally in the upper and central Midwest United States.

Since our formation, our focus has consisted of owning and operating income-producing real estate properties. In 2006, we held 23 total properties approximating $56,265 in total assets. Between 2007 and 2017, we focused extensively on strengthening the multifamily component of our portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties were located in North Dakota. Our portfolio has grown to 166 properties, approximating $691,605 in total assets, and book equity, including noncontrolling interests, of approximately $273,775 as of December 31, 2017. As of December 31, 2017, our portfolio contained approximately 9,401 apartment units and 1,691,000 square feet of leasable commercial space.

As of December 31, 2017, approximately 71.0% (based on cost) of the properties were apartment communities located primarily in North Dakota and Minnesota with others located in Missouri and Nebraska. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2017, approximately 29.0% (based on cost) of the properties comprised industrial, office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Mississippi, Minnesota, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Our Advisor

Our external Advisor is Sterling Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf. The Advisor is owned in part by Kenneth Regan, a trustee and our Chief Executive Officer, by an entity controlled by James Wieland, also one of our trustees and by Joel Thomsen, our Chief Investment Officer. In addition, Messrs. Regan, Wieland and Thomsen serve on the Board of Governors of the Advisor. From 2007 to 2017, our Advisor’s staff increased in number and expertise, growing from 4 to 19 full-time employees including a president, chief accounting officer, chief investment officer, controller, accounting supervisor, financial accountants, asset managers, director of investor relations, and  director of finance.

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

Although we have executive officers, we do not have any paid employees. Our President, Chief Executive Officer, Chief Investment Officer, Chief Accounting Officer, Treasurer and Secretary are also officers, employees, owners or governors of our Advisor. Among others, such executive officers oversee our Advisor’s day-to-day operations with respect to us. However, when doing so, such executive officers are acting on behalf of our Advisor in performing the Advisor’s obligations under the Advisory Agreement. Generally, the only services performed by our executive officers are those required by law or regulation, such as executing documents as required by North Dakota law and providing certifications required by the federal securities laws.

Organizational Structure

The following chart shows our structure:

(1)

The Advisor is owned in part by our Chief Executive Officer and Trustee Mr. Kenneth P. Regan (36.578%), by Wieland Investments, LLLP, an entity controlled by our Trustee Mr. James S. Wieland (36.578%) and by our Chief Investment Officer Joel Thomsen (8.00%). In addition, Mr. Regan serves as the Chief Executive Officer and Chairman of the Board of the Advisor, and Messrs. Wieland and Thomsen serve on the Board of Governors of the Advisor.

(2)

The Advisor serves as both our and our operating partnership’s advisor. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 1.7% and 1.9%, respectively, of our shares as of December 31, 2017.

(3)

We control the operating partnership as the general partner, and own approximately 32.64% of the operating partnership as of December 31, 2017. Mr. Regan and Mr. Wieland beneficially owned and had voting power over approximately 16.0% and 12.0%, respectively, of the operating partnership as of December 31, 2017.

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

Investment Strategy

Prior to January 1, 2016, our investment strategy was primarily to acquire and hold a diverse portfolio of commercial real estate properties or portfolios or real estate properties in various sectors, including multifamily residential, industrial, retail, office, medical and other commercial properties, including restaurants, primarily located in the central corridor of the contiguous 48 states.    Effective January 1, 2016, the Trust’s investment strategy is to acquire and hold ownership interests in real estate properties in multifamily residential properties located in these markets.  There is no current plan for the existing commercial properties (industrial, medical, office and retail) in regards to retention or disposition.

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

Investments in Real Estate Properties

Our investment guidance provides we will primarily invest in existing or newly constructed real estate properties and interests in real estate properties in multifamily residential, apartment and senior housing properties by acquiring direct ownership or ownership interests through equity interests or other joint venture structures. We may also invest in other real estate property types, including undeveloped land or other development opportunities if the land is acquired for the purpose of producing rental or other operating income and either development or construction is in process or development or construction is planned. We primarily invest in real estate properties with existing rent and expense schedules or newly constructed properties with predictable cash flows. We concentrate our efforts on real estate properties located primarily in North Dakota and Minnesota, the central corridor of the contiguous 48 states and in or near metropolitan areas.

Investments in Real Estate Related Assets

Our guidelines provide we may invest in real estate related assets. These assets include securities of other companies engaged in real estate activities, mortgage-backed securities and conventional mortgage loans. However, to date, our investment in such assets have been nominal. We may increase such investments in the future, but do not anticipate such investment amounts to be material or long term.

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

Our trustees and officers and the officers and key personnel of our Advisor (herein individually and collectively our “Leadership”) may spend a portion of their time on activities unrelated to us, which may significantly reduce the amount of time to be spent by one or more of our Leadership on Sterling activities.  Each of our Leadership, including Messrs. Regan and Wieland, is currently expected to spend a significant portion of their time on our behalf, but may not always spend a majority of their time on our behalf.

One or more of our Leadership, including Messrs. Regan and Wieland, may also serve as trustees, directors, governors, members, officers or key personnel of other: (a) affiliated entities, including our Advisor; (b) real estate programs, real estate entities, or REITs; (c) advisors to other real estate programs, real estate entities or REITs; or (d) property managers to real estate programs, real estate entities or REITs (herein collectively “Other Real Estate Related Activities”).  In addition, from time to time, members of our Leadership may purchase real estate or interests in real estate for themselves, which may conflict with Sterling’s activities or objectives.   Leadership’s management of Other Real Estate Related Activities may significantly reduce the amount of time our Leadership is able to spend on Sterling related activities.  Given Leadership is or may become involved in Other Real Estate Related Activities, there may be times where Sterling’s fundraising, acquisition, disposition and liquidation activities overlap with similar activities of Leadership’s Other Real Estate Related Activities.   This overlap may cause conflicts of interest to arise with respect to, among other things, finding investors, locating and acquiring real estate investments, leasing activities and disposing of investments.  The conflicts of interest faced could generally cause our operating results to suffer.

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

Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition or ability to pay dividends. We do not believe our existing portfolio as of December 31, 2017 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

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

Our future success substantially depends on the active participation of James Wieland, one of our trustees, Kenneth Regan, our Chief Executive Officer and a trustee, and Joel Thomsen, our Chief Investment Officer.  Messrs. Wieland, Regan, and Thomsen are also governors and owners of the Advisor. Messrs. Wieland and Regan, have over 37 years of extensive experience each in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing, and through the Advisor, in locating desirable real estate investments and where serving as property manager, managing our properties. Losing the services of Messrs. Wieland, Regan, or Thomsen could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us. See “Risks Related to Conflicts of Interest.”

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

Our shareholders do not have preemptive rights to any shares issued by us in the future. If we sell additional shares in the future to raise capital, issue additional shares pursuant to a dividend reinvestment plan or issue shares in exchange for limited partnership units pursuant to the Limited Liability Limited Partnership Agreement (“LLLP Agreement”) of our operating partnership, our shareholders will experience dilution of their equity investment in us. In addition, if our operating partnership sells additional securities or issues additional securities in connection with a property acquisition transaction, we would, and indirectly our shareholders would, experience dilution in their equity position in the operating partnership.

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

The current estimated value of our common stock equals $18.50 per share.  The methodology used by our board to determine this value was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain and no subsequent valuation has been undertaken by us.  The valuation process involves a number of estimates, assumptions and subjective judgments that may not be accurate and complete.  Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share.  The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles.  The estimated value of our real estate assets used in the analysis may not necessarily represent the value we would receive or accept if the assets were marketed for sale.  Further, acquisitions and dispositions of properties will have an effect on the value of our estimated price per share, which is not reflected in the current estimated price.  Moreover, the estimated per share value of the common stock does not reflect a liquidity discount for the fact that the shares are not currently traded on a public market, a discount for the non-assumability or prepayment obligations associated with certain loans and other costs that may be incurred in connection with the sale of assets.  A shareholder should not rely on the estimated value per share as being an accurate measure of the then-current value of the shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest dividends by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

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

The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to individual U.S. shareholders currently is 20% in addition, the 3.8% tax on net investment income may apply to such dividends. In general, ordinary dividends payable by REITs to its shareholders, however, are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (for REIT dividends received after December 31, 2017, the maximum individual income tax rate currently is 37%, but the current maximum, effective federal income tax rate as to REIT dividends may be reduced to 29.6% because of a partial deduction that may apply with respect to REIT dividends; in addition, the 3.8% tax on net investment income may apply to REIT dividends).  It is possible also that tax legislation enacted in 2018 or subsequent years might increase this rate differential. The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive related to other corporations which might be detrimental to our ability to raise additional funds through the sale of our common shares.

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

We have not evaluated, and will not evaluate, whether an investment in us is suitable for any particular trust, plan, or IRA.

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

One or more of our Leadership are also officers, governors, key professionals or holders of a direct or indirect controlling interest in our Advisor or Other Real Estate Related Activities. Certain of our Leadership have legal and financial obligations with respect to such other Real Estate Related Activities that are similar to their obligations to Sterling. In the future, some of our Leadership may organize other real estate programs, serve as the advisor to other investors and acquire for their own account real estate properties that may be suitable for Sterling. As a result of their interests in other programs, their obligations to other investors and the fact that they engage in, and they will continue to engage in, other business activities on behalf of themselves and others, our Leadership face conflicts of interest in allocating their time among us and their Other Real Estate Related Activities. In addition, many members of our Leadership have existing obligations to Other Real Estate Related Activities sponsored by Mr. Regan and/or Mr. Wieland.

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

One or more of our Leadership, including Mr. Regan and Mr. Wieland, may also engage in Other Real Estate Related Activities, and members of Leadership will have fiduciary duties relating to such Other Real Estate Related Activities. These fiduciary duties may conflict with Leadership’s duties to Sterling and its shareholders. Leadership’s Other Real Estate Related Activities could result in actions or inactions detrimental to Sterling, which could harm the implementation of Sterling’s business strategies, and Sterling’s investment, sale and leasing opportunities. Conflicts with Sterling’s business and interests are most likely to arise from involvement in activities related to:  (i) allocation of new investments and management time and services between Sterling and Leadership’s Other Real Estate Related Activities, (ii) allocation of time and services between Sterling and Leadership’s Other Real Estate Related Activities; (iii) Sterling’s purchase of properties from, or sale of properties to, affiliated entities, (iv) the timing and terms of the investment in or sale of an asset, (v) development of our properties by affiliates, (vii) investments with affiliates of our Advisor and (viii) compensation to our Advisor. If Sterling does not successfully implement its business strategy, we may be unable to generate cash needed to pay dividends to shareholders and to maintain or increase the value of our assets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2017, we owned 166 properties, containing approximately 9,401 apartments and 1,691,000 square feet of leasable commercial space.

It is our policy to acquire assets with an intention to hold these assets as long-term investments seeking income and capital appreciation through an increase in value of our real estate portfolio, as well as increased revenue as a result of higher rent. These types of investments are the core of our strategy of creating shareholder value. We currently own and maintain a portfolio of real estate diversified by geographical location and by type and size. Effective January 1, 2016, our investment focus shifted to focus on acquisition of multifamily apartment properties. There is no current plan for the existing commercial properties (industrial, medical, office and retail) in regards to retention or disposition. Our Advisor monitors industry trends and invests in property believed to provide the most favorable return balanced with risk. We attempt to manage our real estate portfolio by evaluating changes or trends in the industries in which our tenants operate, the creditworthiness of our tenants and changes or trends in the area demographics surrounding our properties for evidence that our properties will continue to meet our investment objectives of cash flow, preservation of capital and capital appreciation.

With the exception of single tenant buildings, the majority of our real estate investments are managed by a third party. Property management firms usually receive between 3% and 5% of gross rent collection for their services. Substantially all of our commercial revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. More than half of our existing commercial property leases as of December 31, 2017 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2017, we owned 166 properties in twelve states, primarily located in North Dakota with others located Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Texas and Wisconsin. This portfolio of properties includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota.  We report our results in two reportable segments: residential and commercial properties.  Please see Notes 2 and 3 to the consolidated financials included in this report for more information.

As of December 31, 2017, approximately 71.0% (based on cost) of the properties were apartment communities located primarily in North Dakota and Minnesota with others located in Missouri and Nebraska. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2017, approximately 29.0% (based on cost) of the properties were comprised of industrial, office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

The following table sets forth certain information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2017 (in thousands, except units or leasable sq. ft.).

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2017

32nd Avenue Office	Fargo, ND	2004	31,750	$4,086	100.00%
Aetna	Bismarck, ND	2006	75,000	10,218	66.70%
Amberwood	Grand Forks, ND	2016	95	4,044	93.32%
Applebee’s Neighborhood Bar & Grill	Apple Valley, MN	2011	4,997	2,523	100.00%
Applebee’s Neighborhood Bar & Grill	Bloomington, MN	2010	5,043	2,208	100.00%
Applebee’s Neighborhood Bar & Grill	Coon Rapids, MN	2010	5,576	2,434	100.00%
Applebee’s Neighborhood Bar & Grill	Savage, MN	2010	4,936	1,518	100.00%
Arbor	Bismarck, ND	2013	12	696	96.47%
Arbor II	Bismarck, ND	2013	12	671	100.00%
Arbor III	Bismarck, ND	2013	12	667	96.26%
Ashbury	Fargo, ND	2013 & 2016	61	4,121	100.00%
Auburn II	Fargo, ND	2007	24	1,089	100.00%
Autumn Ridge	Grand Forks, ND	2004	144	10,370	97.71%
Barrett Arms	Crookston, MN	2014	24	1,159	91.55%
Bayview	Fargo, ND	2007	100	4,768	98.18%
Becker Furniture	Waite Park, MN	2006	30,200	1,578	79.47%
Bell Plaza* (FKA Northland Plaza)	Bloomington, MN	2015	296,967	52,408	93.02%
Berkshire	Fargo, ND	2008	12	474	100.00%
Betty Ann	Fargo, ND	2009	24	928	97.69%
Biolife Plasma Center	Bismarck, ND	2008	11,671	2,756	100.00%
Biolife Plasma Center	Grand Forks, ND	2008	13,190	2,909	100.00%
Biolife Plasma Center	Janesville, WI	2008	12,225	2,282	100.00%
Biolife Plasma Center	Mankato, MN	2008	13,181	4,055	100.00%
Biolife Plasma Center	Marquette, MI	2008	11,737	3,196	100.00%
Biolife Plasma Center	Onalaska, WI	2008	12,180	2,450	100.00%
Biolife Plasma Center	Oshkosh, WI	2008	12,191	2,187	100.00%
Biolife Plasma Center	Sheboygan, WI	2008	13,230	2,573	100.00%
Biolife Plasma Center	Stevens Point, WI	2008	13,190	2,482	100.00%
Birchwood I	Fargo, ND	2017	18	421	100.00%
Birchwood II	Fargo, ND	2017	48	2,517	91.51%
Bridgeport	Fargo, ND	2016	120	8,299	93.75%
Bristol Park	Grand Forks, ND	2016	80	5,471	91.03%
Brookfield	Fargo, ND	2008	72	2,535	94.22%
Buffalo Wild Wings	Austin, TX	2010	7,296	2,549	100.00%
Cambridge (FKA 44th Street)	Fargo, ND	2013	42	2,418	96.87%
Candlelight	Fargo, ND	2012	66	2,029	100.00%
Carling Manor	Grand Forks, ND	2008	12	795	100.00%
Carlton Place	Fargo, ND	2008	213	8,506	96.21%
Carr	Fargo, ND	2017	18	830	93.98%
Chandler 1802	Grand Forks, ND	2014	24	1,338	100.00%
Chandler 1866	Grand Forks, ND	2005	12	354	97.55%
Cherry Creek (FKA Village)	Grand Forks, ND	2008	35	1,770	97.12%

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2017
Columbia West	Grand Forks, ND	2008	70	4,090	98.40%
Country Club	Fargo, ND	2011	40	1,737	92.13%
Countryside	Fargo, ND	2011	24	878	95.99%
Courtyard	St. Louis Park, MN	2013	151	9,050	91.46%
Dairy Queen	Dickinson, ND	2012	2,811	1,330	100.00%
Dairy Queen	Moorhead, MN	2011	2,712	1,185	100.00%
Dakota Manor	Fargo, ND	2014	54	2,720	96.28%
Danbury	Fargo, ND	2007	135	7,287	91.28%
Dellwood Estates	Anoka, MN	2013	132	11,882	99.25%
Eagle Run	West Fargo, ND	2010	144	6,968	95.40%
Eagle Sky I	Bismarck, ND	2016	20	1,573	90.09%
Eagle Sky II	Bismarck, ND	2016	20	1,584	89.56%
East Bridge	Fargo, ND	2017	58	6,426	96.29%
Echo Manor	Hutchinson, MN	2014	30	1,112	100.00%
Eide Bailly Building***	Fargo, ND	2007	74,646	6,175	100.00%
Emerald Court	Fargo, ND	2008	24	1,041	91.76%
Essex	Fargo, ND	2017	18	870	100.00%
Fairview	Bismarck, ND	2008	84	5,361	98.12%
Family Dollar Store	Mandan, ND	2010	9,100	820	100.00%
First International Bank & Trust	Moorhead, MN	2011	3,510	1,014	100.00%
Flickertail	Fargo, ND	2008	180	6,696	94.40%
Forest Avenue	Fargo, ND	2013	20	768	99.95%
Four Points Office Building	Fargo, ND	2007	11,973	1,332	83.72%
Galleria III	Fargo, ND	2010	18	889	88.49%
Garden Grove	Bismarck, ND	2016	95	7,188	92.56%
Gate City Bank	Grand Forks, ND	2008	17,406	1,490	100.00%
Georgetown	Fridley, MN	2014	462	31,348	97.61%
Glen Pond	Eagan, MN	2011	414	26,626	99.58%
Goldmark Office Park	Fargo, ND	2007	124,425	19,184	100.00%
Grand Forks Marketplace**	Grand Forks, ND	2003	182,522	10,661	100.00%
Granger Court	Fargo, ND	2013	59	3,149	96.62%
Great American Insurance Building	Fargo, ND	2005	15,000	2,258	100.00%
Griffin Court	Moorhead, MN	2014	128	5,181	95.78%
Guardian Building Products	Fargo, ND	2012	100,600	3,709	100.00%
Hannifin	Bismarck, ND	2013	14	789	92.69%
Highland Meadows	Bismarck, ND	2011	144	10,386	96.98%
Hunter’s Run I	Fargo, ND	2007	12	481	91.51%
Hunter’s Run II	Fargo, ND	2008	12	518	91.63%
Huntington	Fargo, ND	2015	10	435	100.00%
Islander	Fargo, ND	2011	24	1,097	79.49%
Jadestone	Fargo, ND	2017	18	822	100.00%
Kennedy	Fargo, ND	2013	12	772	92.19%
Library Lane	Grand Forks, ND	2007	60	2,999	93.45%
Madison (FKA Columbine)	Grand Forks, ND	2015	12	681	100.00%
Maple Ridge	Omaha, NE	2008	168	7,987	96.79%

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2017
Maplewood	Maplewood, MN	2014	240	15,853	94.91%
Maplewood Bend	Fargo, ND	2009 and 2010	182	7,268	96.60%
Martha Alice	Fargo, ND	2009	24	951	95.91%
Mayfair (FKA Colony Manor)	Grand Forks, ND	2008	24	1,218	95.66%
Midtown Plaza	Minot, ND	2004	17,797	1,258	87.01%
Monticello	Fargo, ND	2013	18	903	98.55%
Montreal Courts	Little Canada, MN	2013	444	27,777	98.70%
Oak Court	Fargo, ND	2008	81	3,111	96.50%
Oakview Townhomes (FKA Arrowhead)	Grand Forks, ND	2017	82	5,713	99.81%
O'Reilly Auto Store	Mandan, ND	2010	6,300	679	100.00%
Pacific Park I	Fargo, ND	2013	30	972	100.00%
Pacific Park II	Fargo, ND	2013	39	1,075	99.93%
Pacific South	Fargo, ND	2013	15	550	99.89%
Park Circle	Fargo, ND	2017	18	934	88.74%
Parkview Arms	Bismarck, ND	2015	62	4,590	97.96%
Parkway Office (FKA Echelon Building)	Fargo, ND	2006	17,000	1,897	100.00%
Parkwest Gardens	West Fargo, ND	2014	142	7,393	90.25%
Parkwood	Fargo, ND	2008	40	1,389	96.55%
Pebble Creek	Bismarck, ND	2008	70	4,014	98.73%
Plumtree	Fargo, ND	2017	18	929	91.66%
Prairiewood Court I & II	Fargo, ND	2006 and 2007	60	2,419	86.72%
Prairiewood Meadows	Fargo, ND	2012	85	3,536	88.69%
Quail Creek	Springfield, MO	2015	164	10,967	91.29%
Redpath	White Bear Lake, MN	2016	25,817	4,017	100.00%
Regis Building	Edina, MN	2009	102,448	13,131	100.00%
Richfield Harrison	Grand Forks, ND	2007	140	7,886	95.55%
Robinwood	Coon Rapids, MN	2014	120	7,965	96.97%
Rosedale Estates	Roseville, MN	2014	360	26,166	95.70%
Rosegate	Fargo, ND	2008	90	3,568	96.22%
Roughrider	Grand Forks, ND	2016	12	664	100.00%
Saddlebrook	West Fargo, ND	2008	60	1,598	94.49%
Sage Park (FKA Brighton Village)	New Brighton, MN	2014	240	17,548	99.82%
Sargent	Fargo, ND	2017	36	1,713	100.00%
Schrock	Fargo, ND	2013	18	751	93.63%
Sheridan Pointe	Fargo, ND	2013	48	2,849	100.00%
Sierra Ridge	Bismarck, ND	2006 and 2011	136	10,304	91.05%
Social Security Building	St. Cloud, MN	2007	10,810	2,912	100.00%
Somerset	Fargo, ND	2008	75	3,953	96.06%
Southgate	Fargo, ND	2007	162	6,500	95.34%
Southview III	Grand Forks, ND	2011	18	726	100.00%
Southview Village	Fargo, ND	2007	72	3,137	92.53%
Spring	Fargo, ND	2013	25	975	83.71%
Stanford Court	Grand Forks, ND	2013	96	4,505	94.98%
Stonefield	Bismarck, ND	2014	192	30,975	93.40%
Stony Brook	Omaha, NE	2009	148	11,290	96.03%

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2017
Summerfield	Fargo, ND	2015	18	825	100.00%
Summit Point	Fargo, ND	2015	87	6,672	98.77%
Sunchase	Fargo, ND	2017	36	1,801	94.49%
Sunset Ridge	Bismarck, ND	2008 and 2010	180	13,815	97.29%
Sunview	Grand Forks, ND	2008	36	1,930	93.53%
Sunwood Estates	Fargo, ND	2007	81	4,223	96.23%
Terrace on the Green	Moorhead, MN	2012	116	3,639	92.67%
Titan Machinery	Bismarck, ND	2015	22,293	3,423	100.00%
Titan Machinery	Dickinson, ND	2012	17,760	1,790	100.00%
Titan Machinery	Fargo, ND	2012	29,800	3,330	100.00%
Titan Machinery	Marshall, MN	2011	42,000	5,081	100.00%
Titan Machinery	Minot, ND	2012	23,690	2,630	100.00%
Titan Machinery	North Platte, NE	2016	16,480	1,769	100.00%
Titan Machinery	Redwood Falls, MN	2013	38,932	4,658	100.00%
Titan Machinery	Sioux City, IA	2013	32,532	4,567	100.00%
Twin Oaks	Hutchinson, MN	2014	80	4,413	98.35%
Twin Parks	Fargo, ND	2008	66	2,391	97.38%
Valley Homes Duplexes	Grand Forks, ND	2015	24	2,323	96.37%
Valley View	Golden Valley, MN	2014	72	7,557	94.70%
Village Park	Fargo, ND	2008	60	2,375	99.14%
Village West	Fargo, ND	2008	80	2,872	94.88%
Walgreens	Alexandria, LA	2009	14,560	4,296	100.00%
Walgreens	Batesville, AR	2009	14,820	7,616	100.00%
Walgreens	Denver, CO	2011	13,390	5,210	100.00%
Walgreens	Fayetteville, AR	2009	14,550	5,810	100.00%
Walgreens	Laurel, MS	2010	14,820	4,542	100.00%
Washington	Grand Forks, ND	2016	17	705	100.00%
Wells Fargo Building	Duluth, MN	2007	95,961	10,092	84.28%
West Oak	Fargo, ND	2017	18	802	99.05%
Westcourt	Fargo, ND	2014	64	3,601	97.65%
Westside	Hawley, MN	2010	14	481	84.88%
Westwind	Fargo, ND	2008	18	620	94.20%
Westwood Estates	Fargo, ND	2008	200	7,576	96.02%
Willow Park	Fargo, ND	2008	102	6,387	98.48%

* 70.00% ownership interest
** 66.67% ownership interest
*** 50.00% ownership interest

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

Geography

Of our 166 properties, 118 are located in North Dakota, with 77 being located in the greater Fargo, North Dakota and Moorhead, Minnesota metropolitan statistical area. These 118 residential and commercial properties generated approximately 51.5% of our rental revenue for the year ended December 31, 2017.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of and for the years ended December 31, 2017 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$391,097	51.5%	$54,251	50.2%
Minnesota	290,979	38.3%	44,788	41.4%
Other	77,627	10.2%	9,097	8.4%
	$759,703	100.0%	$108,136	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, the 2015 estimated combined population of the Fargo, West Fargo and Moorhead metro area is 233,836 people.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2017:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	4.8%	4.7%	4.5%	4.4%	4.3%	4.3%	4.3%	4.4%	4.2%	4.1%	4.1%	4.1%
North Dakota (1)	3.0%	3.0%	2.8%	2.7%	2.5%	2.3%	2.3%	2.3%	2.4%	2.5%	2.6%	2.6%

(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Tenants

Our tenants are varied and consist of individuals, national, regional, and local businesses. Our commercial/retail properties generally attract a mix of tenants who provide basic staples, convenience items and services tailored to the specific cultures, needs and preferences of the surrounding community. In 2017,  2016 and 2015, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, restaurant, and medical. Within our office, retail and industrial properties, we have over 114 tenants who operate in numerous industries, including restaurants, pharmacy, financing, banking, insurance, professional services, technology, wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one year periods. The following table lists a summary, as of December 31, 2017, of lease expirations on non-residential properties schedule to occur during each of the ten calendar years from 2018 to 2027 and thereafter, assuming that tenants exercise no renewal options or early termination rights.  Base rents do not include CAM (common area maintenance).

The table is based on leases at December 31, 2017 for our non-residential properties including our unconsolidated affiliates (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring	% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent	Base Rent
Month-to-Month	7	55,348	3.43%	$770	5.21%
2018	15	51,384	3.19%	466	3.15%
2019	21	78,692	4.88%	785	5.31%
2020	22	251,448	15.60%	1,377	9.31%
2021	25	415,864	25.81%	2,984	20.18%
2022	14	274,069	17.01%	1,558	10.54%
2023	7	28,911	1.79%	204	1.38%
2024	3	26,456	1.64%	115	0.78%
2025	3	35,040	2.17%	686	4.64%
2026	2	71,451	4.43%	633	4.28%
2027	3	52,474	3.26%	360	2.43%
Thereafter	18	270,369	16.78%	4,850	32.79%
Leased Total	140	1,611,506	100.00%	$14,788	100.00%

Mortgage Notes Secured by the Properties

At December 31, 2017, we had $397,567 in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2018	$15,593
2019	25,364
2020	28,045
2021	45,935
2022	31,210
Thereafter	251,420
$397,567

Acquisitions and Dispositions

We acquired a controlling interest in twelve properties and disposed of one retail property during the year ended December 31, 2017. Capitalization rates are a key decision making item used by the Board. Capitalization rates for acquisitions are calculated using projected net operating income divided by the investment. Net operating income is calculated by taking GAAP net income and adding back depreciation, amortization and interest expense. Capitalization rates for dispositions are calculated in the same way with the exception of using historical, rather than projected, net operating income.

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

In making acquisitions, the Board currently targets capitalization rates between 6.0 to 10.0%, depending on the amount of risk involved. For those properties with greater risk, the Board targets greater capitalization rates (9.0% or greater). For those properties exhibiting less risk, a lower capitalization risk is acceptable. For potential acquisitions, the Board also requires an adequate spread between the financing on the property and the capitalization rate.

See financial statement note 19 and 20 for additional details regarding acquisitions and dispositions.

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

Shareholders and Unit Holders

As of March 9, 2018, we had 8,633,575 common shares of beneficial interests outstanding, held by a total of 971 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 9, 2018, there were approximately 17,499,910 limited partnership units of our operating partnership outstanding held by approximately 503 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest on a one-for-one exchange basis. The numbers of common shareholders and limited partners is based on the Company’s records.

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

	Dividends Per		Reinvested
2017 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.2475	$726	$1,375	$2,101	(a)
September 30	$0.2475	740	1,327	2,067
June 30	$0.2475	746	1,290	2,036
March 31	$0.2475	715	1,293	2,008
		$2,927	$5,285	$8,212

	Dividends Per		Reinvested
2016 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.2400	$668	$1,252	$1,920	(a)
September 30	$0.2400	676	1,217	1,893
June 30	$0.2400	642	1,227	1,869
March 31	$0.2400	664	1,181	1,845
		$2,650	$4,877	$7,527

(a)	Fourth quarter dividends paid on January 15th of the following year.

We expect that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions or the Board determines other action prudent.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended December 31, 2017, except as noted below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $16.50, as set forth in the table below, during the three months ended December 31, 2017 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Birchwood I Apartments, Fargo, ND	12/01/17	3,120	$51
Birchwood II Apartments, Fargo, ND	12/01/17	18,398	304
		21,518	$355

Other Sales

During the three months ended December 31, 2017,  there were no common shares exchanged for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended December 31, 2017:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
October 1-31, 2017	3,000	6,000	$15.50	1,083,000	687,000	$6,045
November 1-30, 2017	27,000	18,000	$15.50	1,110,000	705,000	$5,345
December 1-31, 2017	—	1,000	$15.50	1,110,000	706,000	$5,317
Total	30,000	25,000

For the three months ended December 31, 2017, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended December 31, 2017, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $30,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The redemption price for such shares and units redeemed under the plan was fixed at $15.00 per share or unit, which was increased to $15.50 effective March 29, 2017. Subsequently the redemption price was increased to $17.50 effective January 1, 2018, and is the current redemption price.  The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this Form 10-K.

	December 31,
	2017	2016	2015	2014	2013
BALANCE SHEET DATA:	(in thousands, except per share data)
Total assets	$691,605	$670,513	$642,375	$564,145	$448,300
Mortgage loans payable, net	$394,843	$390,479	$379,911	$324,886	$239,008
Total liabilities	$417,830	$411,858	$401,948	$358,511	$251,094
Stockholders' equity	$273,775	$258,655	$240,427	$205,634	$197,206

	Year Ended December 31,
	2017	2016	2015	2014	2013
STATEMENT OF OPERATIONS DATA:
Rental income	$114,298	$108,063	$97,182	$70,936	$61,943
Operating expenses	95,062	91,500	81,834	57,404	47,260
Interest	18,630	18,366	17,141	12,958	11,222
Depreciation and amortization	21,544	22,145	19,574	13,575	12,219
Total expenses	100,206	97,100	87,481	64,228	52,866
Total other income (expense)	5,791	1,894	1,683	2,595	890
Loss on impairment of property	—	—	412	—	226
Discontinued operations	—	—	—	—	3,350
Net income	19,883	12,857	11,384	9,303	13,317
Noncontrolling interest in income	13,369	8,432	7,098	6,724	9,355
Net income attributable to Sterling	$6,514	$4,425	$4,286	$2,579	$3,962
Net income per common share	$0.78	$0.56	$0.59	$0.47	$0.75
Weighted average shares outstanding	8,300	7,844	7,223	5,507	5,384
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$37,597	$34,719	$28,315	$27,927	$23,150
Cash flows provided by (used in) investing activities	(13,965)	(15,968)	(25,766)	(55,304)	557
Cash flows provided by (used in) financing activities	(23,176)	(13,178)	3,269	14,171	(14,414)
OTHER DATA
Dividends declared (a)	$8,212	$7,527	$6,885	$4,948	$4,514
Dividends declared per share	$0.9900	$0.9600	$0.9300	$0.9000	$0.8400

(a)	Consists of dividends paid by the Trust on its common shares of beneficial interest.

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

Executive Summary

Our real estate portfolio consists of 166 properties in twelve (12) states, primarily located in North Dakota, containing 9,401 apartment units and approximately 1,691,000 square feet of leasable commercial space as of December 31, 2017.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $648,677, which includes construction in progress.  Our portfolio of properties currently includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings.  Effective January 1, 2016 the Trust’s investment strategy was amended to focus on multifamily real estate properties located primarily in the central corridor of the contiguous forty-eight (48) states.  There is no current plan for the existing commercial properties (industrial, medical, office, and retail) in regards to retention or disposition.

Specific Achievements

•	Increased revenues from rental operations by $6,235 or 5.8% for the years the year ended December 31, 2017, compared to the year ended December 31, 2016.
•	Acquired a total of 12 residential apartment properties totaling 386 units for a total of $23,195 during the year ended December 31, 2017.
•

Acquired the remaining 59.74% interest in an 144 unit residential property which was previously held as tenant in common and recognized a gain of $2,186 in connection with this transaction (see Note 2 to the consolidated financial statements).

•	Placed in service four six-unit townhome buildings.
•	Declared and paid dividends aggregating $0.9900 per common share for the years ended December 31, 2017.

Results of Operations for the Years Year Ended December 31, 2017 and 2016

	Year ended December 31, 2017			Year ended December 31, 2016
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$86,859	$27,439	$114,298	$80,497	$27,566	$108,063
Real Estate Expenses
Real Estate Taxes	8,118	2,934	11,052	6,997	2,527	9,524
Property Management Fees	11,363	889	12,252	9,979	873	10,852
Utilities	7,103	1,423	8,526	6,323	1,349	7,672
Repairs and Maintenance	19,294	2,120	21,414	19,169	2,098	21,267
Insurance	1,406	92	1,498	1,298	77	1,375
Total Real Estate Expenses	47,284	7,458	54,742	43,766	6,924	50,690
Net Operating Income	$39,575	$19,981	59,556	$36,731	$20,642	57,373
Interest			18,630			18,366
Depreciation and amortization			21,544			22,145
Administration of REIT			5,144			5,600
Loss on lease terminations			146			299
Other (income)/expense			(5,791)			(1,894)
Net Income			$19,883			$12,857

Net Income Attributed to:
Noncontrolling Interest			$13,369			$8,432
Sterling Real Estate Trust			$6,514			$4,425
Dividends per share (1)			$0.9900			$0.9600
Earnings per share			$0.7800			$0.5600
Weighted average number of common shares			8,300			7,844

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues totaled approximately $114,298 for the year ended December 31, 2017 which constituted an increase of approximately $6,235 or 5.8% compared to the same period in 2016. Residential property revenues increased approximately $6,362 and commercial property revenues decreased approximately $127.

The following table illustrates the occupancy percentage for the twelve month periods indicated:

	December 31,	December 31,
	2017	2016
Residential occupancy	94.7%	94.9%
Commercial occupancy	96.4%	95.8%

Residential revenues for the year ended December 31, 2017 increased $6,362 in comparison to the same period for 2016.  Residential properties acquired since January 1, 2016 contributed approximately $5,425 to the increase in total residential revenues in the year ended December 31, 2017. Rental income from residential properties owned for more than one year increased approximately $937 in comparison to the year ended December 31, 2016.  Residential revenues comprised 76.0% of total revenues for the year ended December 31, 2017 compared to 74.5% of total revenues for the year ended December 31, 2016.  The residential occupancy rates for the year ended December 31, 2017 were comparable to December 31, 2016.

For the year ended December 31, 2017 total commercial revenues decreased $127 in comparison to the same period for 2016. Rental income from commercial properties owned for more than one year decreased approximately $173 in comparison to the year-ended December 31, 2016.  The decrease was primarily attributed to the sale of a retail property in June 2017 which contributed to twelve months of revenues in 2016 but only six months of revenue in 2017. Commercial revenues comprised 24.0% of total revenue for the year ended December 31, 2017 compared to 25.5% of total revenues for the year ended December 31, 2016. The commercial occupancy rates for the year ended December 31, 2017 were comparable to December 31, 2016.

Expenses

Residential expenses from operations of $47,292 during the year ended December 31, 2017 increased $3,526 or 8.1% in comparison to the same period in 2016. This increase was primarily attributed to the increase in number of residential properties owned during the year ended December 31, 2017 versus the same period in 2016.   Included within this increase were real estate tax expenses, which increased $1,129 or 16.1%  primarily due to real estate tax law changes in North Dakota and increases in property management fees of $1,384 due to increased competition for labor.

Commercial expenses from operations of $7,450 during the year ended December 31, 2017 increased $526 or 7.6% in comparison to the same period in 2016.  The increase was primarily attributable to increases in real estate taxes for one Bloomington, Minnesota office property and the North Dakota properties.

Interest expense of $18,630 during the year ended December 31, 2017 increased $264 in comparison to the same period in 2016 due to increased levels of debt outstanding. Interest expense was approximately 16.3% and 17.0% of rental income for the years ended December 31, 2017 and 2016, respectively.

Depreciation and amortization expense decreased 2.7% from $22,145 for the year ended December 31, 2016 to approximately $21,544 for the year ended December 31, 2017. The $601 net decrease was primarily a result of a $1,150 decrease in amortization related to lease intangibles that are fully amortized.  Amortization expense will continue to decrease as lease intangibles become fully amortized. Depreciation and amortization expense as a percentage of rental income for the years the year ended December 31, 2017 and 2016 was relatively consistent at 18.8% and 20.5%, respectively.

Other income (expense) during the year ended December 31, 2017 was $5,791.  This amount included a net gain of $2,049 incurred in connection with the sale of a retail property in June 2017 and the sale of vehicles in January 2017.  In addition, other income includes a $2,186 gain on a  change in control over a real estate investment.   Other income (expense) during the year ended December 31, 2016 included a loss of $321 incurred in connection with the sale of a medical property in April 2016 and the sale of two vehicles in 2016.  The building sale was pursuant to the exercise of an option contained in the tenant’s lease. In addition, during the year ended December 31, 2016, we also sold our membership interest in Michigan Street Transit Center, LLC (held as equity method investment) and recognized a gain of $597; and we acquired the remaining ownership interest of 17.5% in Ashbury (previously held as equity method investment) which resulted in a gain of $550.

REIT administration expenses decreased from $5,600 for the year ended December 31, 2016 to $5,144 for the year ended December 31, 2017 due to a decrease in acquisition expenses related to lower acquisition activity in 2017 in comparison to the same period in 2016.  In addition, the acquisitions completed after July 1, 2017 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing. For acquisitions prior to July 1, 2017, which were accounted for as business combinations, the transaction costs totaled $1,131 and $1,972 for the years ended December 31, 2017 and 2016, respectively, and are included in “Acquisition and disposition expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.

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

Residential NOI increased $2,836 or 7.7% for the year ended December 31, 2017 in comparison to the same twelve month period in 2016 due primarily to acquisition activity in the residential segment. Commercial NOI decreased $653 or 3.2% for the year ended December 31, 2017 in comparison to the same twelve month period in 2016 due primarily to the sale of a retail property in June 2017 and a medical property in April 2016 and increased real estate taxes for one Bloomington, Minnesota office property and the North Dakota properties.

Net Income

Net income for the year ended December 31, 2017 was $19,883 compared to $12,857 for the year ended December 31, 2016.  The increase in net income is primarily attributed to a $2,049 net gain on the sale of real estate and non-real estate investments and a $2,186 gain on the change in control over real estate investments.

Results of Operations for the Years Ended December 31, 2016 and 2015

	Year ended December 31, 2016			Year ended December 31, 2015
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$80,497	$27,566	$108,063	$75,914	$21,268	$97,182
Real Estate Expenses
Real Estate Taxes	6,997	2,527	9,524	6,393	1,459	7,852
Property Management Fees	9,979	873	10,852	9,128	489	9,617
Utilities	6,323	1,349	7,672	6,183	1,037	7,220
Repairs and Maintenance	19,169	2,098	21,267	15,976	1,750	17,726
Insurance	1,298	77	1,375	2,218	74	2,292
Total Real Estate Expenses	43,766	6,924	50,690	39,898	4,809	44,707
Net Operating Income	$36,731	$20,642	57,373	$36,016	$16,459	52,475
Interest			18,366			17,141
Depreciation and amortization			22,145			19,574
Administration of REIT			5,600			5,647
Loss on impairment of property			—			412
Loss on lease terminations			299			—
Other (income)/expense			(1,894)			(1,683)
Net Income			$12,857			$11,384

Net Income Attributed to:
Noncontrolling Interest			$8,432			$7,098
Sterling Real Estate Trust			$4,425			$4,286
Dividends per share (1)			$0.9600			$0.9300
Earnings per share			$0.56			$0.59
Weighted average number of common shares			7,844			7,223

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues totaled approximately $108,063 for the year ended December 31, 2016 which constituted an increase of approximately $10,881 or 11.2% compared to the same period in 2015. Residential property revenues increased approximately $4,583 and commercial property revenues increased approximately $6,298.

The following table illustrates changes the occupancy percentage for the twelve month periods indicated:

	December 31,	December 31,
	2016	2015
Residential occupancy	94.9%	95.7%
Commercial occupancy	95.8%	96.2%

Residential revenues for the year ended December 31, 2016 increased $4,583 in comparison to the same period for 2015.  Residential properties acquired since January 1, 2015 contributed approximately $3,579 to the increase in total residential revenues in the year ended December 31, 2016. Rental income from residential properties owned for more than one year increased approximately $1,004 in comparison to the year ended December 31, 2015.  Residential revenues comprised 74.5% of total revenues for the year ended December 31, 2016 compared to 78.1% of total revenues for the year ended December 31, 2015.  The residential occupancy rates for the year ended December 31, 2016 decreased 0.8% primarily due to multifamily development in the Fargo-Moorhead market, which as this new construction was completed, increased competition for residents.

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

Residential NOI increased $714 or 2.0% for the year ended December 31, 2016 in comparison to the same twelve month period in 2015 due primarily to acquisition activity in the residential segment. Commercial NOI increased $4,183 or 25.4% for the year ended December 31, 2016 in comparison to the same twelve month period in 2015 due primarily to the office property acquired in Bloomington, Minnesota in August 2015 which contributed to operations for a full twelve months versus four and one half months in the prior twelve month period.

Net Income

Net income for the year ended December 31, 2016 was $12,857 compared to $11,384 for the year ended December 31, 2015.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the year ended December 31, 2017

We acquired 12 properties for a total of $23,195 during the year ended December 31, 2017. Total consideration for the acquisitions was the issuance of approximately $10,006 in limited partnership units of the operating partnership, 1031 tax-deferred exchange funds of $4,278, new loans of $4,180, assumed liabilities of $132 and cash of $4,599. In addition, there was a change in control over a real estate investment, with the operating partnership acquiring the other tenant in common’s 59.74% ownership interest in the property (see Notes 2 and 20 of the consolidated financial statements). We estimated the property had a fair value of $10,080.  The operating partnership assumed a loan of $1,295 and issued $4,727 of limited partnership units for a total purchase price of approximately $6,022.  The Company accounted for this as a business combination and recognized a gain on change in control of real estate investment of $2,186 in the second quarter of 2017 as a result of remeasuring the carrying value to fair value.

During the year ended December 31, 2017, the operating partnership sold a retail property in Fargo, North Dakota for approximately $4,400 and recognized a gain of $2,072.

Property Acquisitions and Dispositions during the year ended December 31, 2016

We acquired ten properties and a parcel of land for a total of $35,312 during the year ended December 31, 2016. Total consideration for the acquisitions was the issuance of approximately $23,020 in limited partnership units of the operating partnership, new loans of $2,662, assumed liabilities of $78 and cash of $9,552. In addition, there was a change in control over a real estate investment, with the operating partnership acquiring the other tenant in common’s 17.50% ownership interest in the property (see Notes 2 and 20 of the consolidated financial statements). The operating partnership paid total cash consideration of approximately $193 before transaction costs and financed with the issuance of $448 of limited partnership units for a total purchase price of approximately $641.

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

See Notes 19 and 20 to the Consolidated Financial Statements included herein for more information regarding our acquisitions and dispositions during the years ended December 31, 2017, 2016 and 2015.

Construction in Progress and Development Projects

Construction in progress as of December 31, 2017 consists primarily of development and planning costs associated with phase III of a multifamily apartment community under construction in Bismarck, North Dakota and a project to rebuild a multifamily apartment building destroyed by fire in Omaha, Nebraska.  Phase I and II of the Bismarck development are completed and Phase III is still in the planning and review stages to determine if the Company will commence construction.  In 2017, Phase I and II contributed $2,218 in rental revenues and had 93.4% economic occupancy.

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

Because of the ASU 2017-01 issued by the FASB in January 2017 which the Company adopted effective July 2017, the calculation of MFFO will not be substantially different from the FFO. Thus, we plan on dropping the MFFO from future reports.

The following tables include calculations of FFO and MFFO, and the reconciliations to net income, for the years ended December 31, 2017, 2016 and 2015, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO and MFFO Applicable to Common Shares and Limited Partnership Units

	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
		Weighted Avg	Per		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$6,514	8,300	$0.78	$4,425	7,844	$0.56	$4,286	7,223	$0.59

Add back:
Noncontrolling Interest - OPU	13,634	17,375		9,034	16,015		7,684	15,002
Depreciation & Amortization from continuing operations	21,544			22,145			19,574
Pro rata share of unconsolidated affiliate depreciation & amortization	382			467			482
Loss on sale of depreciable real estate investments	—			316			—
Loss on impairment of real estate investments	—			—			412
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(4,261)			(1,148)			(470)
Funds from operations applicable to common shares and limited partnership units (FFO)	37,813	25,675	$1.47	35,239	23,859	$1.48	31,968	22,225	$1.44
Add back:
Acquisition, and disposition expenses	1,375			2,081			2,323
Modified Funds from Operations applicable to common shares and limited partnership units (MFFO)	$39,188	25,675	$1.53	$37,320	23,859	$1.56	$34,291	22,225	$1.54

(1)	Please see Note 12 and Note 14 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO and MFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Our principal demands for funds will be for the: (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends/distributions, (iv) payment of principal and interest on current and any future outstanding indebtedness, and (v) redemptions of our securities under our redemption plans. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and fund any repurchase requests from our shareholders and the unit holders of our operating partnership from cash flow from operations; however, we may use other sources to fund dividends/distributions and repurchases, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from cash flow from operations, net proceeds of share offerings, UPREIT issuance of partnership units and debt proceeds.

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

Cash Flow Analysis

Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing dividends and to seek investments with potential for strong returns and capital appreciation throughout varying economic cycles. We have funded 100% of dividends paid from operating cash flows. In setting a dividend rate, we focus primarily on expected returns from investments we have already made to assess the sustainability of a particular dividend rate over time.

	Year Ended
	December 31,
	2017	2016
	(in thousands)
Net cash flows provided by operating activities	$37,597	$34,719
Net cash flows used in investing activities	$(13,965)	$(15,968)
Net cash flows used in financing activities	$(23,176)	$(13,178)

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

Net cash provided by operating activities was $37,597 and $34,719 for the years ended December 31, 2017 and 2016, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the years ended December 31, 2017 and 2016 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $13,965 and $15,968 for the years ended December 31, 2017 and 2016, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the years ended December 31, 2017 and 2016, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $15,646 and $20,593, respectively, and the changes in restricted cash for replacement reserve escrows was $ (863) and $ (841), respectively.  In addition, during the years ended December 31, 2017 and 2016, proceeds of $4,442 were generated from the sale of one commercial retail property and the sale of vehicles and $1,409 were generated from the sale of one commercial medical property and the sale of two vehicles, respectively. In 2016, proceeds of $2,600 were generated from the sale of membership interest in Michigan Street Transit Center, LLC, an equity method investment.

Financing Activities

Our financing activities generally consist of funding property purchases by raising capital, issuing UPREIT units, using excess cash and/or securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $23,176 and $13,178 for the year ended December 31, 2017 and 2016. During the year ended December 31, 2017,  we paid approximately $20,272 in dividends and distributions, redeemed $2,394 of shares and units, received proceeds from new mortgage notes payable of approximately $23,916 and made mortgage principal payments of approximately $26,208. For the year ended December 31, 2016, we paid approximately $17,712 in dividends and distributions, redeemed $2,062 of shares and units, received proceeds from new mortgage notes payable of approximately $20,271 and made mortgage principal payments of approximately $13,345.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2017 to December 31, 2017 totaling $8,212 or $0.9900 per share, including amounts reinvested through the dividend reinvestment plan.  During the year ended December 31, 2017, we paid cash dividends of $2,927 and dividends of $5,285 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $37,597 from our cash flows from operations and $92 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2016 to December 31, 2016 totaling $7,527 or $0.9600 per share, including amounts reinvested through the dividend reinvestment plan.  During the year ended December 31, 2016, we paid cash dividends of $2,651 and dividends of $4,876 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $34,719 from our cash flows from operations and $542 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Year Ended
	December 31,
	2017	2016
	(in thousands)
Cash flows provided by operations (includes net income of $19,883 and $12,857, respectively)	$37,597	$34,719
Distributions in excess of earnings received from unconsolidated affiliates	92	542
Gain (Loss) on sales of real estate and non-real estate investments	2,049	(320)
Dividends declared	(8,212)	(7,527)
Excess	$31,526	$27,414

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2017, we declared quarterly distributions totalling $17,244 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15 and October 15, 2017 and January 15, 2018. Distributions were paid at a rate of $0.2475 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders. As of December 31, 2017, the limited partnership declared distributions of $4,335 which represented distributions for the quarter ended December 31, 2017, and we paid such amount on January 16, 2018.

For the year ended December 31, 2016, we declared quarterly distributions totaling $15,552 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15 and October 15, 2016 and January 15, 2017. Distributions were paid at a rate of $0.2400 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders. As of December 31, 2016, the limited partnership declared distributions of $4,005 which represented distributions for the quarter ended December 31, 2016, and we paid such amount on January 15, 2017.

Sources of Dividends

For the year ended December 31, 2017, we paid aggregate dividends of $8,212, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Aggregate dividends included $5,285 of dividends reinvested. Our funds from operations, or FFO, was $37,813 while our modified funds from operations, or MFFO, for the year ended December 31, 2017 was $39,188; therefore our management believes our distribution policy is sustainable over time.

For the year ended December 31, 2016, we paid aggregate dividends of $7,527 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Aggregate dividends included $4,876 of dividends reinvested.  Our FFO was $35,239 while our MFFO, as of the year ended December 31, 2016 was $37,320. For a further discussion of FFO and MFFO, including a reconciliation of FFO and MFFO to net income, see “Funds from Operations and Modified Funds from Operations” above.

Cash Resources

At December 31, 2017, our cash resources consisted of cash and cash equivalents totaling approximately $12,490. Our cash reserves can be used for working capital needs and other commitments.  In addition, we had unencumbered properties with a gross book value of $43,362, which could potentially be used as collateral to secure additional financing in future periods.

At December 31, 2017, there was no balance outstanding on the lines of credit, leaving $39,015 available and unused under the agreements.  See Note 8 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the year ended December 31, 2017, we did not sell any common shares in private placements. During the year ended December 31, 2017, we issued 331,000 and 216,000 common shares under the dividend reinvestment plan and optional share purchases, respectively which raised gross proceeds of $8,706.  During the year ended December 31, 2016,  we did not sell any common shares in private placements. During the year ended December 31, 2016, we issued 315,000 and 136,000 common shares under the dividend reinvestment plan and as optional share repurchases, respectively which raised gross proceeds of $6,910.

During the year ended December 31, 2017, we issued limited partnership units valued at approximately $14,733 in connection with the acquisition of 12 properties and one property that had a change in control.

During the year ended December 31, 2016, we issued limited partnership units valued at approximately $23,468 in connection with the acquisitions of 10 properties and one property that had a change in control.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under our debt obligations as of December 31, 2017.

	Payments Due by Year (in thousands)
	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt (a):
Fixed rate (b)	$15,593	$25,364	$28,045	$45,935	$31,210	$251,420	$397,567
Interest (c)	17,204	16,291	15,010	13,090	11,406	44,517	117,518
Special assessments	79	57	58	56	52	520	822
Purchase obligations (d)	2,031	—	—	—	—	—	2,031
	$34,907	$41,712	$43,113	$59,081	$42,668	$296,457	$517,938

(a)	Amounts exclude capitalized loan fees of $2,723, net of accumulated amortization, as of December 31, 2017. Fixed rate amounts for each year include scheduled principal amortization payments.
(b)	Included in fixed rate debt is $913 of variable rate mortgage debt that has been swapped to a fixed rate through its maturity on April 2020.
(c)	Represents expected interest payments on our consolidated debt obligations as of December 31, 2017.
(d)	Consists of the remaining balance of the Maple Ridge construction in progress contract. The project is expected to be completed in 2018.

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

As of December 31, 2017, most of our commercial leases require tenants to reimburse us for a share of our operating expenses. As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the year-ended December 31, 2017, inflation did not have a material impact on our revenues or net income.

Critical Accounting Estimates

The following discloses accounting policies and estimates we believe are most “critical” to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.  See also Note 2 to the consolidated financial statements.

Acquisition of Real Estate Investments

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

We intend to continue to qualify as a REIT and, as such, will not be taxed on the portion of the income that is distributed to shareholders. In addition, we intend to distribute all of our taxable income; therefore, no provisions or liabilities for income taxes have been recorded in the consolidated financial statements.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2017,  2016 and 2015 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2014.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in 2017 and 2016.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in 2017 and 2016.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

Determination of price is a matter within the Board’s sole discretion. The Trust does not determine price based on any rote formula or specific factors. At this time, no shares are held in street name accounts and the Trust is not subject to FINRA’s specific pricing requirements set out in Rule 2340 or otherwise. Thus, the Trust does not employ any specific valuation methodology or formula. Rather, the Board looks to available data and information, which is often adjusted and weighted, or discounts are applied to comport more closely with the assets held by the Trust at the time of valuation. The principal valuation methodology utilized is the NAV calculation/direct capitalization method. The information made available to the Board is assembled by the Trust’s Advisor.

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

Furthermore, in reaching an estimate of the value of the shares and limited partnership units, the Board applied a liquidity discount to one valuation scenario in order to reflect the fact that the shares and limited partnership units are not currently traded on a national securities exchange; a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party;  or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the limited partnership units or common shares on a national securities exchange or a merger or sale of our portfolio.

There have been no material changes in our Significant Accounting Policies as disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2017 included elsewhere in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recent Developments

Common Share Dividends. On January 16, 2018, we paid a dividend or distribution of $0.2475 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2017. All future dividends remain subject to the discretion of our Board of Trustees.

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

The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2017 for each of the next five years and thereafter and the weighted average interest rates by year.

	2018	2019	2020	2021	2022	Thereafter	Total
Debt:
Fixed rate debt:
Mortgage notes payable (a)	$15,593	$25,364	$28,045	$45,935	$31,210	$251,420	$397,567

Weighted average interest rate on debt:
Fixed rate debt
Mortgage notes payable (a)	5.34%	5.26%	4.66%	4.41%	4.09%	4.33%	4.38%

(a)	Amounts exclude capitalized loan fees of $2,723, net of accumulated amortization, as of December 31, 2017. Fixed rate amounts for each year include scheduled principal amortization payments.

 The table incorporates only those interest rate exposures that existed as of December 31, 2017. It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in interest rates.

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

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.  However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

The effectiveness of the Company’s internal controls over financial reporting as of December 31, 2017 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before April 30, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Real Estate and Accumulated Depreciation (Schedule III)

(a)(3) Exhibits

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2017 AND 2016,

AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS,

SHAREHOLDERS’ EQUITY AND CASH FLOWS FOR THE YEARS ENDED

DECEMBER 31, 2017, 2016 AND 2015,

INCLUDING NOTES

and

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, the Audit Committee, and the Board of Directors of Sterling Real Estate Trust:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sterling Real Estate Trust (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

Chicago, IL

We have served as the Company's auditor since 2013.

March 15, 2018

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
	(in thousands)
ASSETS
Real estate investments	$648,677	$622,975
Cash and cash equivalents	12,490	12,034
Restricted deposits and funded reserves	8,063	7,213
Investment in unconsolidated affiliates	2,772	3,653
Due from related party	3	34
Receivables	5,113	4,258
Prepaid expenses	482	433
Notes receivable	—	600
Financing and lease costs, less accumulated amortization of $1,943 in 2017 and $1,720 in 2016	737	950
Assets held for sale	—	2,482
Lease intangible assets, less accumulated amortization of $12,932 in 2017 and $10,770 in 2016	13,263	15,852
Other assets	5	29

Total Assets	$691,605	$670,513

LIABILITIES
Mortgage notes payable, net	$394,843	$390,479
Special assessments payable	518	480
Dividends payable	6,436	5,925
Due to related party	366	957
Tenant security deposits payable	4,038	3,851
Subordinated debt	175	175
Lease intangible liabilities, less accumulated amortization of $1,386 in 2017 and $1,122 in 2016	1,776	2,075
Accounts payable - trade	486	438
Retainage payable	16	288
Liabilities related to assets held for sale	—	125
Fair value of interest rate swaps	65	145
Deferred insurance proceeds	1,216	102
Accrued expenses and other liabilities	7,895	6,818
Total Liabilities	417,830	411,858

COMMITMENTS and CONTINGENCIES - Note 18

SHAREHOLDERS' EQUITY
Beneficial interest	90,816	84,727
Noncontrolling interest
Operating partnership	179,844	170,138
Partially owned properties	3,180	3,935
Accumulated other comprehensive loss	(65)	(145)
Total Shareholders' Equity	273,775	258,655

	$691,605	$670,513

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$108,136	$101,885	$93,330
Tenant reimbursements	6,162	6,178	3,852
	114,298	108,063	97,182
Expenses
Expenses from rental operations
Interest	18,630	18,366	17,141
Depreciation and amortization	21,544	22,145	19,574
Real estate taxes	11,052	9,524	7,852
Property management fees	12,252	10,852	9,617
Utilities	8,526	7,672	7,220
Repairs and maintenance	21,414	21,267	17,726
Insurance	1,498	1,375	2,292
Loss on lease terminations	146	299	—
Loss on impairment of property	—	—	412
	95,062	91,500	81,834
Administration of REIT
Administrative expenses	350	360	338
Advisory fees	2,830	2,644	2,401
Acquisition and disposition expenses	1,375	2,081	2,323
Trustee fees	56	59	51
Legal and accounting	533	456	534
	5,144	5,600	5,647
Total expenses	100,206	97,100	87,481
Income from operations	14,092	10,963	9,701
Other income (expense)
Equity in income of unconsolidated affiliates	1,016	1,019	957
Other income	85	83	59
Gain (Loss) on sale of real estate and non-real estate investments	2,049	(321)	470
Gain on change in control of real estate investments	2,186	550	—
Gain on sale of investment in equity method investee	3	597	—
Gain (Loss) on involuntary conversion	452	(34)	197
	5,791	1,894	1,683
Net income	$19,883	$12,857	$11,384
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	13,634	9,034	7,684
Partially owned properties	(265)	(602)	(586)
Net income attributable to Sterling Real Estate Trust	$6,514	$4,425	$4,286

Net income per common share, basic and diluted	$0.78	$0.56	$0.59

Comprehensive income:
Net income	$19,883	$12,857	$11,384
Other comprehensive gain (loss) - change in fair value of interest rate swaps	80	74	53
Comprehensive income	19,963	12,931	11,437
Comprehensive income attributable to noncontrolling interest	13,423	8,482	7,134
Comprehensive income attributable to Sterling Real Estate Trust	$6,540	$4,449	$4,303

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total
	(in thousands)
BALANCE AT DECEMBER 31, 2014	5,624	$69,756	$(14,444)	$55,312	$150,594	$—	$(272)	$205,634
Issuance of common shares	1,677	25,750		25,750				25,750
Shares issued under trustee compensation plan	4	56		56				56
Contribution of assets in exchange for the issuance of noncontrolling interest shares					11,228	—		11,228
Shares/units redeemed	(132)	(1,915)		(1,915)	(633)	—		(2,548)
Dividends declared			(6,885)	(6,885)	(13,976)	—		(20,861)
Dividends reinvested - stock dividend	284	4,160		4,160				4,160
Issuance of shares under optional purchase plan	116	1,783		1,783				1,783
UPREIT units converted to REIT common shares	6	87		87	(87)	—		—
Syndication costs			(1,335)	(1,335)	—	—		(1,335)
Change in fair value of interest rate swaps							53	53
Contributions from consolidated real estate entity noncontrolling interests						5,123	—	5,123
Net income			4,286	4,286	7,684	(586)		11,384
BALANCE AT DECEMBER 31, 2015	7,579	$99,677	$(18,378)	$81,299	$154,810	$4,537	$(219)	$240,427
Shares issued pursuant to trustee compensation plan	4	60		60				60
Contribution of assets in exchange for the issuance of noncontrolling interest shares					23,468	—		23,468
Shares/units redeemed	(80)	(1,194)		(1,194)	(868)	—		(2,062)
Dividends declared			(7,527)	(7,527)	(15,552)	—		(23,079)
Dividends reinvested - stock dividend	315	4,760		4,760				4,760
Issuance of shares under optional purchase plan	136	2,150		2,150				2,150
UPREIT units converted to REIT common shares	47	754		754	(754)	—		—
Change in fair value of interest rate swaps							74	74
Net income			4,425	4,425	9,034	(602)		12,857
BALANCE AT DECEMBER 31, 2016	8,001	$106,207	$(21,480)	$84,727	$170,138	$3,935	$(145)	$258,655
Shares issued pursuant to trustee compensation plan	4	59		59				59
Contribution of assets in exchange for the issuance of noncontrolling interest shares					14,733	—		14,733
Shares/units redeemed	(72)	(1,110)		(1,110)	(1,284)	—		(2,394)
Dividends declared			(8,212)	(8,212)	(17,244)	—		(25,456)
Dividends reinvested - stock dividend	331	5,163		5,163				5,163
Issuance of shares under optional purchase plan	216	3,543		3,543				3,543
UPREIT units converted to REIT common shares	8	133		133	(133)	—		—
Change in fair value of interest rate swaps							80	80
Distributions paid to consolidated real estate entity noncontrolling interests					—	(490)		(490)
Net income			6,514	6,514	13,634	(265)		19,883
BALANCE AT DECEMBER 31, 2017	8,488	$113,995	$(23,179)	$90,816	$179,844	$3,180	$(65)	$273,775

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
OPERATING ACTIVITIES
Net income	$19,883	$12,857	$11,384
Adjustments to reconcile net income to net cash from operating activities
(Gain) loss on sale of real estate investments	(2,072)	316	(470)
Loss on sale of non-real estate investments	23	4	—
(Gain) on change in control of real estate investment	(2,186)	(550)	—
(Gain) on sale of joint venture interest	—	(597)	—
(Gain) loss on involuntary conversion	(452)	34	(197)
Loss on impairment of real estate investment	—	—	412
Loss on lease terminations	146	299	—
Equity in income of unconsolidated affiliates	(1,016)	(1,019)	(957)
Distributions of earnings of unconsolidated affiliates	1,016	1,014	900
Depreciation	19,057	18,507	16,466
Amortization	2,429	3,539	3,076
Amortization of debt issuance costs	769	694	666
Effects on operating cash flows due to changes in
Restricted deposits - tenant security deposits	(137)	(120)	(1,169)
Restricted deposits - real estate tax and insurance escrows	256	(159)	330
Due from related party	31	26	49
Receivables	(446)	(474)	(475)
Prepaid expenses	(50)	411	737
Other assets	24	111	(64)
Due to related party	(532)	179	(2,037)
Tenant security deposits payable	149	103	159
Accounts payable - trade	(164)	(432)	(815)
Accrued expenses and other liabilities	869	(24)	320
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,597	34,719	28,315
INVESTING ACTIVITIES
Purchase of real estate investment properties	(4,599)	(9,745)	(23,480)
Capital expenditures and tenant improvements	(11,047)	(10,848)	(5,759)
Proceeds from sale of real estate investments and non-real estate investments	4,442	1,409	1,424
Restricted deposits - exchange escrow	(4,278)	—	—
Proceeds from involuntary conversion	1,940	973	529
Proceeds from sale of joint venture interest	—	2,600	—
Investment in unconsolidated affiliates	(294)	(67)	(37)
Distributions in excess of earnings received from unconsolidated affiliates	92	542	152
Restricted deposits - replacement reserve escrows	(863)	(841)	1,456
Notes receivable issued	—	—	(51)
Notes receivable payments received	642	9	—
NET CASH USED IN INVESTING ACTIVITIES	(13,965)	(15,968)	(25,766)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(486)	(446)	(1,938)
Payments on investment certificates and subordinated debt	—	(50)	(319)
Principal payments on special assessments payable	(1,275)	(1,984)	(117)
Proceeds from issuance of mortgage notes payable and subordinated debt	23,916	20,271	36,385
Principal payments on mortgage notes payable	(26,208)	(13,345)	(27,160)
Advances on lines of credit	—	6,669	16,305
Payments on lines of credit	—	(6,669)	(32,725)
Proceeds from contributions received from noncontrolling interest - partially owned properties	—	—	5,123
Proceeds from issuance of common shares	—	—	25,750
Proceeds from issuance of shares under optional purchase plan	3,543	2,150	1,783
Shares/units redeemed	(2,394)	(2,062)	(2,548)
Dividends/distributions paid	(20,272)	(17,712)	(15,935)
Payment of syndication costs	—	—	(1,335)
NET CASH USED IN FINANCING ACTIVITIES	(23,176)	(13,178)	3,269
NET CHANGE IN CASH AND CASH EQUIVALENTS	456	5,573	5,818
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	12,034	6,461	643
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,490	$12,034	$6,461

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015 (Continued)

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$18,615	$18,319	$16,249

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$5,163	$4,760	$4,160
Dividends declared and not paid	2,101	1,920	1,762
UPREIT distributions declared and not paid	4,335	4,005	3,557
UPREIT units converted to REIT common shares	133	754	87
Shares issued pursuant to trustee compensation plan	59	60	56
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	14,733	23,468	11,228
Increase in land improvements due to increase in special assessments payable	1,300	908	850
Unrealized gain on interest rate swaps	80	74	53
Acquisition of assets with new financing	5,052	2,662	45,830
Acquisition of assets through assumption of debt and liabilities	1,427	78	2,051
Capitalized interest and real estate taxes related to construction in progress	142	136	71
Construction in progress with new financing	—	—	3,424
Acquisition of assets with accounts payable	416	(34)	213

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of December 31, 2017 and 2016, Sterling owned approximately 32.64% and 32.41%, respectively, of the operating partnership.

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

Principal Business Activity

Sterling currently owns directly and indirectly, 166 properties.  The Trust’s 117 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 49 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  The Trust’s mix of properties is 71.0% residential

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

and 29.0% commercial (based on cost) at December 31, 2017.  Currently our focus is limited to multifamily apartment properties.  We currently have no plans with respect to our non-multifamily apartment properties.

Residential Property	Location	No. of Properties	Units
	North Dakota	98	5,894
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		117	9,401

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	805,000
	Arkansas	2	29,000
	Colorado	1	13,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	15	683,000
	Mississippi	1	15,000
	Nebraska	1	16,000
	Texas	1	7,000
	Wisconsin	5	63,000
		49	1,691,000

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

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

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

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $2,253,  $3,275 and $2,687 for the years ended December 31, 2017, 2016 and 2015, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $226,  $230 and $199 for the years ended December 31, 2017, 2016 and 2015, respectively, was recorded as a reduction to income from rental operations. Amortization pertaining to below market lease intangibles of $284,  $331 and $231 for years ended December 31, 2017, 2016 and 2015, respectively, was recorded as an increase to income from rental operations.

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

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 totaled $19,057,  $18,507 and $16,466 respectively.

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

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of real estate investments.  Based on evaluation, management recorded a loss on impairment of property of $412 during the year ended December 31, 2015.  There were no impairment losses during the years ended December 31, 2017 or 2016.

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

There were no properties classified as held for sale at December 31, 2017. There was one retail property classified as held for sale at December 31, 2016.  See Note 19.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2017, 2016 and 2015.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  We  determined that neither of our tenant in common arrangements qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810 at each reporting period.

As of December 31, 2017 and 2016, the unconsolidated affiliates held total assets of $23,466 and $26,140 and mortgage notes payable of $17,470 and $20,017, respectively.

The operating partnership previously owned a 40.26% interest as a tenant in common in a single asset limited liability company which owns a 144 unit residential, multifamily apartment complex in Bismarck, North Dakota. The property was encumbered by a first mortgage with a balance at December 31, 2016 of $2,190. As of May 1, 2017, there was a change in control over the real estate investment, with the operating partnership acquiring the other tenant in common’s 59.74% ownership interest in the property (see Note 20).  We estimated the property had a fair value of approximately $10,080.  The operating partnership assumed a loan of $1,295 and issued $4,727 of limited partnership units for a total purchase price of approximately $6,022.  The Company accounted for this as a business combination and recognized a gain on change in control of real estate investment of $2,186 in the second quarter of 2017 as a result of remeasuring the carrying value to fair value.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

Dakota. The property is encumbered by a non-recourse first mortgage with a balance at December 31, 2017 and 2016 of $10,692 and $10,891, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2017 and 2016 of $6,778 and $6,936 respectively. The Company is jointly and severally liable for the full mortgage balance.

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

Receivables

Receivables consist primarily of amounts due for rent and real estate taxes. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of December 31, 2017 and 2016, management determined no allowance was necessary for uncollectible receivables.

Financing and Lease Costs

Financing costs related to lines of credit have been capitalized and are being amortized over the life of the financing  using the effective interest method.  Unamortized financing costs are written off when debt is retired before the maturity date and included in amortization expense at that time.

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

Debt Issuance Costs

We amortize external debt issuance costs related to notes and mortgage notes using the effective interest rate method, over the estimated life of the related debt. We record debt issuance costs net of amortization, on our consolidated balance sheets as an offset to their related debt. We record debt issuance costs related to revolving lines of credit on our consolidated balance sheets as financing fees, regardless of whether a balance on the line of credit is outstanding. We record the amortization of all debt issuance costs as interest expense.

Intangible Assets

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary for the years ended December 31, 2017, 2016 and 2015.

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

A summary of the tax characterization of the dividends paid to shareholders of the Company’s common stock for the years ended December 31, 2017, 2016 and 2015 follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%	Dividend	%
	2017	2017	2016	2016	2015	2015
Tax status
Ordinary income	$0.8124	82.05%	$0.8718	90.48%	$0.8671	93.24%
Capital Gain	0.0015	0.16%	0.0267	2.77%	0.0098	1.05%
Return of capital	0.1761	17.79%	0.0615	6.75%	0.0531	5.71%
	$0.9900	100.00%	$0.9600	100.00%	$0.9300	100.00%

We intend to continue to qualify as a REIT and, provided we maintain such status, will not be taxed on the portion of the income that is distributed to shareholders. In addition, we intend to distribute all of our taxable income; therefore, no provisions or liabilities for income taxes have been recorded in the consolidated financial statements.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2017 and 2016 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2014.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $246, $499 and $325 for the years ended December 31, 2017, 2016 and 2015, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of December 31, 2017 and 2016 was $3,586 and $3,362 respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of December 31, 2017,  2016 and 2015 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the years ended December 31, 2017, 2016 and 2015, Sterling’s denominators for the basic and diluted earnings per common share were approximately 8,300,000,  7,844,000, and 7,223,000, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange. Additionally, lease contracts are specifically excluded from ASU 2014-09. In July 2015, the FASB decided

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

to defer the effective date for annual reporting periods beginning after December 15, 2017.  Early adoption is permitted beginning on the original effective date of periods beginning after December 15, 2016. Upon adoption, ASU 2014-09 allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have performed a review of the requirements of the new guidance and have identified which of our revenue streams will be within the scope of ASU 2014-09.  We have completed an adoption plan which included a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASU 2014-09, an evaluation of the method of adoption and assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. We will adopt this standard effective as of January 1, 2018 and have concluded that the adoption of this guidance will not have an impact on our financial position or results of operations. We concluded this standard will have an impact on the disclosure of gain/loss on sale of real estate investments upon the adoption of the update ASU 2016-02, Leases, but will not have an impact on “total real estate rental income.”

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. The Company is evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.  In January 2018, the FASB released an exposure draft to ASU No. 2016-02 that if issued in its current form would (1) simplify transition requirements for both lessees and lessors by adding an option that would permit an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and, (2) provide a practical expedient for lessors that would permit lessors to not be required to separate nonlease components from the associated lease components if certain conditions are met.

In January 2017, the FASB issued a new standard which clarifies the definition of a business. The standard's objective is to add additional guidance that assists companies in determining whether transactions should be accounted for as an asset acquisition or a business combination. The new standard first requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If this threshold is not met, the entity next evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Among other differences, transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred. In addition, purchase price in an asset acquisition is allocated on a relative fair value basis while in a business combination it is generally measured at fair value. The Company early adopted the new standard as allowed effective July 1, 2017. The Company concluded that substantially all of its transactions will now be accounted for as asset acquisitions, which means transaction costs will largely be capitalized as noted above.  The adoption of this pronouncement resulted in the Company’s acquisition of investment property subsequent to July 1, 2017 to qualify as asset acquisitions and as such, the related transaction costs of $258 were capitalized.

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

DECEMBER 31, 2017, 2016 AND 2015

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended December 31, 2017, 2016 and 2015, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
	Residential	Commercial	Total	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)			(in thousands)
Income from rental operations	$86,859	$27,439	$114,298	$80,497	$27,566	$108,063	$75,914	$21,268	$97,182
Expenses from rental operations	47,284	7,458	54,742	43,766	6,924	50,690	39,898	4,809	44,707
Net operating income	$39,575	$19,981	$59,556	$36,731	$20,642	$57,373	$36,016	$16,459	$52,475
Interest			18,630			18,366			17,141
Depreciation and amortization			21,544			22,145			19,574
Administration of REIT			5,144			5,600			5,647
Loss on impairment of property			—			—			412
Loss on lease terminations			146			299			—
Other (income)/expense			(5,791)			(1,894)			(1,683)
Net income			$19,883			$12,857			$11,384

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of December 31, 2017	Residential	Commercial	Total
	(in thousands)
Real estate investments	$557,309	$202,394	$759,703
Accumulated depreciation	(76,404)	(34,622)	(111,026)
	$480,905	$167,772	648,677
Cash and cash equivalents			12,490
Restricted deposits and funded reserves			8,063
Investment in unconsolidated affiliates			2,772
Receivables and other assets			5,603
Financing and lease costs, less accumulated amortization			737
Intangible assets, less accumulated amortization			13,263
Total Assets			$691,605

As of December 31, 2016	Residential	Commercial	Total
	(in thousands)
Real estate investments	$514,341	$200,959	$715,300
Accumulated depreciation	(63,148)	(29,177)	(92,325)
	$451,193	$171,782	622,975
Cash and cash equivalents			12,034
Restricted deposits and funded reserves			7,213
Investment in unconsolidated affiliates			3,653
Receivables and other assets			5,354
Financing and lease costs, less accumulated amortization			950
Assets held for sale			2,482
Intangible assets, less accumulated amortization			15,852
Total Assets			$670,513

note 4 – real estate investments

As of December 31, 2017	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$73,109	$37,841	$110,950
Building and improvements	457,443	163,087	620,530
Furniture, fixtures and equipment	25,381	1,466	26,847
Construction in progress	1,376	—	1,376
	557,309	202,394	759,703
Less accumulated depreciation	(76,404)	(34,622)	(111,026)
	$480,905	$167,772	$648,677

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

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

Construction in progress as of December 31, 2017 consists primarily of development and planning costs associated with phase III of a multifamily apartment community under construction in Bismarck, North Dakota and a project to rebuild a multifamily apartment building destroyed by fire in Omaha, Nebraska.  Phase I and II of the Bismarck development are completed and Phase III is still in the planning stages and construction has not yet commenced.  The Omaha project has commenced and will consist of one 18-unit building. We have a construction contract of $2,031 for the Omaha project, of which $179 has been completed to date, including $16 of retainage which is included in payables at December 31, 2017.  The project is estimated to be substantially completed in third quarter of 2018.

NOTE 5 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	2017	2016
	(in thousands)
Tenant security deposits	$3,995	$3,836
Real estate tax and insurance escrows	1,664	1,836
Replacement reserves	2,404	1,541
	$8,063	$7,213

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

NOTE 7 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of December 31, 2017	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,080	$(11,797)	$11,283
Above-market leases	3,115	(1,135)	1,980
	$26,195	$(12,932)	$13,263
Lease Intangible Liabilities
Below-market leases	$(3,162)	$1,386	$(1,776)

	Lease	Accumulated	Lease
As of December 31, 2016	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,507	$(9,860)	$13,647
Above-market leases	3,115	(910)	2,205
	$26,622	$(10,770)	$15,852
Lease Intangible Liabilities
Below-market leases	$(3,197)	$1,122	$(2,075)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2018	$2,237	$278
2019	1,932	269
2020	1,507	218
2021	1,210	189
2022	1,076	169
Thereafter	5,301	653
	$13,263	$1,776

The weighted average amortization period for the intangible assets (in-place leases, above-market leases) and intangible liabilities (below-market leases) acquired as of December 31, 2017 was 6.1 years.

NOTE 8 – LINES OF CREDIT

We have a $27,000 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in November 2019; and a $5,000 variable rate (1-month LIBOR plus 2.04%) line of credit agreement with Bank of the West, which expires November 2020. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Bismarck/Mandan, North Dakota; Fargo, North Dakota; Edina, Minnesota, St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 2018.   At December 31, 2017, there was no balance outstanding on the lines of credit, leaving $39,015 available and unused under the agreements.  Certain of the variable lines of credit have limits on availability based on collateral specific criteria.

On June 30, 2017, one of the retail properties that secured the Wells Fargo line of credit was sold. Wells Fargo has released the property as collateral, however, the bank is currently in process of determining the new available borrowing amount.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of December 31, 2017,  one residential property was out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis. In addition, one commercial property was out of compliance with Wells Fargo’s loan constant requirement on an individual property basis.  Annual waivers were received from the lenders.  As of December 31, 2016, one residential property was out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  A waiver was received from the lender.

NOTE 9 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	December 31,	December 31,
	2017	2016
	(in thousands)
Fixed rate mortgage notes payable (a)	$397,567	$393,511
Less unamortized debt issuance costs	2,724	3,032
	$394,843	$390,479

(a)	Includes $913 and $3,056 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, we had 122 fixed rate and no variable rate mortgage loans with effective interest rates ranging from 3.44% to 7.25% per annum and a weighted average effective interest rate of 4.39% per annum.

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2017,  six loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Grand Forks, North Dakota with a total outstanding balance of $8,392 at December 31, 2017. Annual waivers have been received from the lenders.  As of December 31, 2016,  five loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Bismarck, North Dakota with a total outstanding balance of $8,336 at December 31, 2016. Annual waivers were received from the lenders.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2018	$15,593
2019	25,364
2020	28,045
2021	45,935
2022	31,210
Thereafter	251,420
Total payments	$397,567

NOTE 10 – HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we used derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with two borrowings. To meet these objectives, we entered into interest rate swaps in the notional amount of $1,294 and $2,450 to provide a fixed rate of 7.25% and 2.57%, respectively. The first swap matures  in April 2020.The secnd swap matured in December 2017.  The swaps were issued at approximate market terms and thus no fair value adjustment was recorded at inception.

The carrying amount of the swaps have been adjusted to their fair values at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby they are recorded at fair value and changes in fair value are recorded to comprehensive income. As of December 31, 2017 and 2016, we have recorded a liability and accumulated other comprehensive loss of $65 and $145, respectively.

NOTE 11 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2017		December 31, 2016
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable, net	$394,843	$396,261	$390,479	$402,015
Fair value of interest rate swaps	$65	$65	$145	$145

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

DECEMBER 31, 2017, 2016 AND 2015

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2017
Fair value of interest rate swaps	$—	$65	$—	$65
December 31, 2016
Fair value of interest rate swaps	$—	$145	$—	$145

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2017 and 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 10.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2017
Mortgage notes payable, net	$—	$—	$396,261	$396,261
December 31, 2016
Mortgage notes payable, net	$—	$—	$402,015	$402,015

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.20% to 4.52% and from 4.00% to 4.35% at December 31, 2017 and 2016, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value.  The Company’s mortgage notes payable are further described in Note 9.

NOTE 12 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2017 and 2016, outstanding limited partnership units totaled 17,517,000 and 16,688,000, respectively. Total aggregate distributions per unit for the years ended December 31, 2017 and 2016 were $0.9900 and $0.9600, respectively. The operating partnership declared fourth quarter distributions of $4,335 and $4,005 respectively, to limited partners payable in January 2018 and 2017, respectively.

During the year ended December 31, 2017, Sterling exchanged 8,000 common shares for 8,000 limited partnership units held by limited partners, pursuant to redemption requests.  The aggregate value of these transactions was $133.  During the year ended December 31, 2016, Sterling exchanged 47,000 common shares for 47,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $754.  During the year ended December 31, 2015, Sterling exchanged 6,000 common shares for 6,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $87.

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

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $30,000 worth of securities. Currently, the fixed redemption price is $17.50 per share or unit under the plans which price became effective January 1, 2018.  Prior to January 1, 2018, the redemption price was $15.50 per share or unit under the plan.

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

During the years ended December 31, 2017, 2016 and 2015, the Company redeemed 72,000,  80,000 and 132,000 common shares valued at $1,110,  $1,194 and $1,915, respectively.  In addition, during the years ended December 31, 2017, 2016 and 2015, the Company redeemed 83,000,  59,000 and 44,000 units valued at $1,284, $868 and $633, respectively.

NOTE 14 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of December 31, 2017 and 2016, there were 8,488,000 and 8,001,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.9900 per share, $0.9600 per share and $0.9300 per share for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The estimated value per common share was $16.50 and $16.00 at December 31, 2017 and 2016, respectively. See discussion of determination of estimated value in Note 20.

Therefore, the purchase price per common share for dividend reinvestments was $15.68 and $15.20 and for additional optional cash purchases was $16.50 and $16.00 at December 31, 2017 and 2016, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the year ended December 31, 2017,  331,000 shares were issued pursuant to dividend reinvestments and 216,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the year ended December 31, 2016,  315,000 shares were issued pursuant to dividend reinvestments and 136,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2015,  284,000 shares were issued pursuant to dividend reinvestments and 116,000 shares were issued pursuant to additional optional cash purchases under the plan.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

NOTE 16 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the years ended December 31, 2017, 2016 and 2015, we paid property management fees to GOLDMARK Property Management in an amount equal to approximately 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the years ended December 31, 2017, 2016 and 2015, we paid management fees of $11,359,  $9,929, and $9,304 respectively, to GOLDMARK Property Management. In addition, during the years ended December 31, 2017, 2016 and 2015, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $5,030,  $4,556 and $3,961, respectively.

Board of Trustee Fees

We incurred Trustee fees of $56,  $59 and $51 during the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, and 2016 we owed our Trustees $23 and $26 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts of shares for meetings attended.  Our Trustee Compensation Plan provides:

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

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

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

TC = Total Project Cost

Management Fees

During the years ended December 31, 2017, 2016 and 2015, we incurred advisory management fees of $2,830,  $2,644 and $2,401 with Sterling Management, LLC, our Advisor. As of December 31, 2017 and 2016, we owed our Advisor $238 and $226, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.  In addition, during the years ended December 31, 2017, 2016 and 2015, we reimbursed the Advisor for operating costs such as travel and meals, legal and office supplies totaling $11,  $37, and $22, respectively.

Acquisition Fees

During the years ended December 31, 2017, 2016 and 2015, we incurred acquisition fees of $727,  $903, and $1,128 respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of December 31, 2017. As of December 31, 2016, we owed our Advisor $223 for unpaid acquisition fees.

Financing Fees

During the year ended December 31, 2017 and 2016 and 2015, we incurred financing fees of $114,  $68 and $270 with our Advisor for loan financing and refinancing activities. There were no financing fees owed to our Advisor as of December 31, 2017 and 2016.

Disposition Fees

During the years ended December 31, 2017, 2016 and 2015, we incurred disposition fees of $110,  $100 and $36 with our Advisor.  See Note 19. There were no disposition fees owed to our Advisor as of December 31, 2017 and 2016, respectively.

Development Fees

During the years ended December 31, 2017, 2016 and 2015, we incurred $235,  $170 and $336 in development fees with our Advisor. As of December 31, 2017 and 2016, we owed our Advisor a total of $104 and $81 for unpaid development fees, of which $104 and $81 were unpaid development fees as part of a 10% hold back, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the year ended December 31, 2017, we issued directly or indirectly, 408,000 operating partnership (OP) units to entities affiliated with Messrs. Regan, Wieland, two of our trustees, and Messr. Swenson, a former officer in connection with the acquisition of various properties. The aggregate value of these units was $6,536.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

During the year ended December 31, 2016, we issued directly or indirectly, 551,000 operating partnership (OP) units to entities affiliated with Messrs. Regan, Wieland, two of our trustees, and Messr. Swenson, a former officer in connection with the acquisition of various properties. The aggregate value of these units was $8,650.

During the year ended December 31, 2015, we issued directly or indirectly, 242,000 operating partnership (OP) units to entities affiliated with Messrs. Regan, Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $3,754.

Commissions

During the years ended December 31, 2017, 2016 and 2015, we incurred real estate commissions of $572,  $953, and $1,033 respectively, owed to GOLDMARK Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of December 31, 2017 or 2016.

Rental Income

During the years ended December 31, 2017, 2016 and 2015, we received rental income of $223,  $215 and $215, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the years ended December 31, 2017, 2016 and 2015, we received rental income $54,  $53 and $51, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the years ended December 31, 2017, 2016 and 2015, we received rental income of $45,  $45 and $43, respectively, under operating lease agreements with our Advisor.

Construction Costs

As of December 31, 2017, since Phase II of the Bismarck, North Dakota development project’s inception through its completion in August 2017, we incurred total costs of  $8,997 related to the construction of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development, which is controlled by Messrs. Regan and Wieland.  There was no retainage or unpaid construction fees owed to GOLDMARK Development as of December 31, 2017. As of December 31, 2016, we owed GOLDMARK Development $288 for retainage and $398 for unpaid construction fees.

NOTE 17 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled $86,859, $80,497 and $75,914 for the years ended December 31, 2017, 2016 and 2015, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2034. Lease terms often include renewal options.  For the years ended December 31, 2017, 2016 and 2015, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $6,162,  $6,178 and $3,852, respectively, totaled $27,439, $27,566 and $21,268, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2017 are as follows:

Years ending December 31,	Amount
(in thousands)
2018	$19,564
2019	18,918
2020	17,555
2021	13,718
2022	10,135
Thereafter	54,639
$134,529

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

Litigation

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial statements of the Company.

NOTE 19 – DISPOSITIONS

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

The following table presents the assets and liabilities associated with the real estate investments held for sale:

	December 31,	December 31,
	2017	2016
	(in thousands)
ASSETS
Real estate investments	$—	$2,365
Restricted deposits and funded reserves	—	22
Receivables	—	25
Notes receivable	—	42
Financing and lease costs, less accumulated amortization of $87 in 2016	—	28

Total Assets	$—	$2,482

LIABILITIES
Special assessments payable	$—	$103
Tenant security deposits payable	—	22

Total Liabilities	$—	$125

NOTE 20 – BUSINESS COMBINATIONS AND ACQUISITIONS

The Company closed on the following acquisitions during the year ended December 31, 2017:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/10/17	Sargent Apartments	Fargo, ND	Apartment complex	36 units	$1,710	$1,710
1/11/17	Arrowhead Apartments	Grand Forks, ND	Apartment complex	82 units	5,494	5,494
1/17/17	West Oak Apartments	Fargo, ND	Apartment complex	18 units	777	777
1/17/17	Carr Apartments	Fargo, ND	Apartment complex	18 units	828	828
5/1/17	Plumtree Apartments	Fargo, ND	Apartment complex	18 units	907	907
5/1/17	Sunchase Apartments	Fargo, ND	Apartment complex	36 units	1,765	1,765
6/1/17	Essex Apartments	Fargo, ND	Apartment complex	18 units	858	858
6/1/17	Jadestone Apartments	Fargo, ND	Apartment complex	18 units	809	809
6/1/17	Park Circle Apartments	Fargo, ND	Apartment complex	18 units	903	903
7/3/17	East Bridge Apartments (a)	Fargo, ND	Apartment complex	58 units	6,060	6,060
12/1/17	Birchwood I Apartments	Fargo, ND	Apartment complex	18 units	401	401
12/1/17	Birchwood II Apartments	Fargo, ND	Apartment complex	48 units	2,425	2,425

					$22,937	$22,937

(a)	This property was acquired utilizing Internal Revenue Code 1031 tax-deferred exchange funds.
(b)	Acquisition price does not include capitalized closing costs and adjustments of $258.

Total consideration given for acquisitions through December 31, 2017 was completed through issuing approximately 625,000 limited partnership units of the operating partnership valued at $16.00 and $16.50 per unit for an aggregate consideration of approximately $10,006,  1031 tax-deferred exchange funds of $4,278, new loans of $4,180, assumed liabilities of  $132 and cash of $4,599. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

In addition, as of May 1, 2017, the operating partnership acquired the remaining 59.74% ownership interest in a 144 unit property which was previously held as tenant in common (See Note 2). We estimated the property had a fair value of approximately $10,080.  The

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

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

   Total consideration given for acquisitions through December 31, 2016 was completed through issuing approximately 1,466,000 limited partnership units of the operating partnership valued at $15.50 per unit and $16.00 per unit for an aggregate consideration of approximately $23,020, new loans of $2,662, assumed liabilities $78, and cash of $9,552. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

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

DECEMBER 31, 2017, 2016 AND 2015

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

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Year Ended
	December 31,
	2017	2016	2015

Land, building, tenant improvements and FF&E	$23,195	$34,102	$71,493
Acquired lease intangible assets	-	1,386	12,735
Acquired lease intangible liabilities	-	(176)	(1,642)
Mortgages notes payable assumed	-	-	(719)
Other liabilities	(132)	(78)	(1,328)
Net assets acquired	23,063	35,234	80,539
Equity/limited partnership unit consideration	(10,006)	(23,020)	(11,228)
Restricted cash proceeds related to IRC Section 1031 tax-deferred exchange	(4,278)	-	-
New loans	(4,180)	(2,662)	(45,830)

Net cash consideration (a)	$4,599	$9,552	$23,481

(a)

The 2016 total does not include the $193 cash outflow related to the change in control of real estate investment, in which the operating partnership acquired the remaining 17.50% ownership interest in a 61 unit property in December 2016 (described above).

The acquisitions completed after July 1, 2017 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing. For acquisitions prior to July 1, 2017, which were accounted for as business combinations, the transaction costs totaled $1,131, $1,972 and $2,198 for the years ended December 31, 2017, 2016 and 2015, respectively, are included in “Acquisition and disposition expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income.

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in 2017, 2016 and 2015.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in 2017, 2016 and 2015.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

Based on the results of the methodologies, the Board determined the fair value of the shares and limited partnership units to be $15.00 per share/unit for the first month of 2015.  The Board determined the fair value of the shares and limited partnership units to be $15.50 per share/unit effective February 1, 2015. The Board determined the fair value of the shares and limited partnership units to be $16.00 per share/unit effective March 23, 2016. The Board determined the fair value of the shares and limited partnership units to be $16.50 per share/unit effective March 29, 2017. The Board determined the fair value of the shares and limited partnership units to be $18.50 per share/unit effective January 1, 2018.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

Determination of price is a matter within the Board’s sole discretion. The Trust does not determine price based on any rote formula or specific factors. At this time, no shares are held in street name accounts and the Trust is not subject to FINRA’s specific pricing requirements set out in Rule 2340 or otherwise. Thus, the Trust does not employ any specific valuation methodology or formula. Rather, the Board looks to available data and information, which is often adjusted and weighted to comport more closely with the assets held by the Trust at the time of valuation. The principal valuation methodology utilized is the NAV calculation/direct capitalization method. The information made available to the Board is assembled by the Trust’s Advisor.

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

Furthermore, in reaching an estimate of the value of the shares and limited partnership units, the Board applied a liquidity discount to one valuation scenario in order to reflect the fact that the shares and limited partnership units are not currently traded on a national securities exchange; a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party;  or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the limited partnership units or common shares on a national securities exchange or a merger or sale of our portfolio.

Condensed Pro Forma Financial Information

The following unaudited condensed pro forma financial information is presented as if the Bell Plaza (FKA Northland Plaza) acquisition was completed as of January 1, 2014. We own 70% of this property. These pro forma results are for comparative purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred at the beginning of the period presented, nor are they necessarily indicative of future operating results.

The unaudited condensed pro forma financial information is as follows:

	Year Ended
	December 31,
	2017	2016	2015
	(in thousands, except per share data)
Total revenues	$114,298	$108,063	$101,807
Net income	$19,883	$12,857	$11,457
Net income attributable to Sterling Real Estate Trust	$6,514	$4,425	$5,998
Earnings per common share, basic and diluted
Net income per common share attributable to Sterling Real Estate Trust	$0.78	$0.56	$0.83
Weighted average number of common shares outstanding - basic	8,300	7,844	7,223

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017, 2016 AND 2015

(Dollar amounts in thousands, except share and per share data)

NOTE 21 – QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth selected quarterly consolidated financial data for the Company:

	Quarter (1)
2017	First	Second	Third	Fourth
	(in thousands, except per share data)
Income from rental operations	$28,029	$28,513	$28,655	$29,101
Net Income	$3,200	$8,290	$3,256	$5,137
Net Income attributable to Sterling Real Estate Trust	$1,057	$2,682	$1,082	$1,693
Net Income per common share, basic and diluted	$0.13	$0.33	$0.13	$0.19
Weighted average common shares outstanding	8,117,000	8,227,000	8,356,000	8,498,000

	Quarter (1)
2016	First	Second	Third	Fourth
	(in thousands, except per share data)
Income from rental operations	$26,688	$27,046	$26,888	$27,441
Net Income	$3,374	$2,706	$2,523	$4,254
Net Income attributable to Sterling Real Estate Trust	$1,273	$839	$885	$1,428
Net Income per common share, basic and diluted	$0.17	$0.11	$0.11	$0.17
Weighted average common shares outstanding	7,690,000	7,789,000	7,891,000	8,003,000

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

NOTE 22 - SUBSEQUENT EVENTS

On January 16, 2018, we paid a dividend or distribution of $0.2475 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2017.

In March 2018, the operating partnership purchased a 57 unit apartment complex in Fargo, North Dakota for approximately $4,560. The purchase price was financed with the issuance of limited partnership units and cash.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Industrial			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	Fargo, ND	$2,845	$820	$2,554	$9	$(94)	$829	$2,460	$3,289	$334	08/29/2012	40
Titan Machinery	Bismarck, ND	2,353	950	1,395	7	—	957	1,395	2,352	105	01/28/2015	40
Titan Machinery	Dickinson, ND	860	354	1,096	400	—	754	1,096	1,850	160	07/30/2012	40
Titan Machinery	Fargo, ND	1,010	781	1,947	510	—	1,291	1,947	3,238	255	10/30/2012	40
Titan Machinery	Marshall, MN	1,986	300	3,648	81	—	381	3,648	4,029	570	11/01/2011	40
Titan Machinery	Minot, ND	—	618	1,654	—	—	618	1,654	2,272	224	08/01/2012	40
Titan Machinery	North Platte, NE	—	325	1,269	—	—	325	1,269	1,594	64	01/29/2016	40
Titan Machinery	Redwood Falls, MN	1,497	333	3,568	—	—	333	3,568	3,901	439	01/31/2013	40
Titan Machinery	Sioux City, IA	1,377	315	2,472	—	—	315	2,472	2,787	263	10/25/2013	40
Total		$11,928	$4,796	$19,603	$1,007	$(94)	$5,803	$19,509	$25,312	$2,414

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Land			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Taco Bell	Denver, CO	$—	$669	$—	$—	$—	$669	$—	$669	$—	06/14/2011
West 80	Rochester, MN	—	1,364	—	—	—	1,364	—	1,364	—	08/29/2016
Total		$—	$2,033	$—	$—	$—	$2,033	$—	$2,033	$—

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Medical			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life	Bismarck, ND	$1,202	$306	$2,255	$11	$123	$317	$2,378	$2,695	$639	01/03/2008	9	-	40
Bio-Life	Grand Forks, ND	1,201	457	2,230	1	158	458	2,388	2,846	662	01/03/2008	10	-	40
Bio-Life	Janesville, WI	1,202	250	1,857	—	123	250	1,980	2,230	536	01/03/2008	9	-	40
Bio-Life	Mankato, MN	1,201	390	2,111	263	1,154	653	3,265	3,918	799	01/03/2008	11	-	40
Bio-Life	Marquette, MI	—	213	2,793	—	123	213	2,916	3,129	768	01/03/2008	9	-	40
Bio-Life	Onalaska, WI	1,202	208	1,853	—	323	208	2,176	2,384	565	01/03/2008	11	-	40
Bio-Life	Oshkosh, WI	1,201	293	1,705	—	146	293	1,851	2,144	522	01/03/2008	10	-	40
Bio-Life	Sheboygan, WI	1,202	645	1,611	—	248	645	1,859	2,504	492	01/03/2008	10	-	40
Bio-Life	Stevens Point, WI	1,201	119	2,184	—	123	119	2,307	2,426	617	01/03/2008	9	-	40
Total		$9,612	$2,881	$18,599	$275	$2,521	$3,156	$21,120	$24,276	$5,600

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed

Amberwood	Grand Forks, ND	$2,536	$426	$3,304	$3	$76	$429	$3,380	$3,809	$112	09/13/2016	20	-	40
Arbor I/400	Bismarck, ND	416	73	516	4	65	77	581	658	61	06/04/2013		40
Arbor II/404	Bismarck, ND	426	73	538	6	14	79	552	631	57	11/01/2013		40
Arbor III/406	Bismarck, ND	423	71	536	7	14	78	550	628	57	11/01/2013		40
Ashbury	Fargo, ND	—	314	3,774	33	—	347	3,774	4,121	102	12/19/2016		40
Auburn II	Fargo, ND	967	105	883	12	64	117	947	1,064	252	03/23/2007	20	-	40
Autumn Ridge	Grand Forks, ND	5,778	1,072	8,875	44	19	1,116	8,894	10,010	2,574	08/16/2004	9	-	40
Barrett Arms	Crookston, MN	891	37	1,001	—	55	37	1,056	1,093	101	01/02/2014		40
Bayview	Fargo, ND	3,097	284	4,077	69	65	353	4,142	4,495	1,035	12/31/2007	20	-	40
Berkshire	Fargo, ND	(0)	31	406	4	6	35	412	447	101	03/31/2008	20	-	40
Betty Ann	Fargo, ND	529	74	738	2	60	76	798	874	162	08/31/2009		40
Birchwood 1	Fargo, ND	259	72	342	—	—	72	342	414	1	12/01/2017		40
Birchwood 2	Fargo, ND	1,528	234	2,266	—	—	234	2,266	2,500	5	12/01/2017		40
Bridgeport	Fargo, ND	5,310	613	7,676	4	7	617	7,683	8,300	208	12/19/2016		40
Brighton Village	New Brighton, MN	10,498	2,520	13,985	—	767	2,520	14,752	17,272	1,110	12/19/2014	5	-	40
Bristol Park	Grand Forks, ND	3,265	985	3,976	—	404	985	4,380	5,365	200	02/01/2016		40
Brookfield	Fargo, ND	712	228	1,958	3	200	231	2,158	2,389	480	08/01/2008	20	-	40
Cambridge (FKA 44th Street)	Fargo, ND	1,674	333	1,845	6	95	339	1,940	2,279	229	02/06/2013		40
Candlelight	Fargo, ND	2,016	613	1,221	(337)	416	276	1,637	1,913	205	11/30/2012		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Carling Manor	Grand Forks, ND	476	69	656	0	18	69	674	743	161	03/31/2008		40
Carlton Place	Fargo, ND	6,979	703	7,207	14	69	717	7,276	7,993	1,669	09/01/2008	20	-	40
Carr	Fargo, ND	571	66	759	1	—	67	759	826	19	01/17/2017		40
Chandler 1802	Grand Forks, ND	677	133	1,114	—	12	133	1,126	1,259	112	01/02/2014		40
Chandler 1866	Grand Forks, ND	339	31	270	0	28	31	298	329	92	01/03/2005	20	-	40
Cherry Creek (FKA Village)	Grand Forks, ND	959	173	1,435	1	60	174	1,495	1,669	338	11/01/2008		40
Columbia West	Grand Forks, ND	3,067	294	3,406	1	154	295	3,560	3,855	824	09/01/2008	20	-	40
Country Club	Fargo, ND	263	252	1,252	3	133	255	1,385	1,640	221	05/02/2011	20	-	40
Countryside	Fargo, ND	161	135	677	—	14	135	691	826	111	05/02/2011		40
Courtyard	St. Louis Park, MN	3,829	2,270	5,681	—	592	2,270	6,273	8,543	643	09/03/2013	5	-	40
Dakota Manor	Fargo, ND	1,759	249	2,236	27	49	276	2,285	2,561	192	08/07/2014		40
Danbury	Fargo, ND	2,698	381	6,020	254	225	635	6,245	6,880	1,512	12/31/2007	20	-	40
Dellwood Estates	Anoka, MN	7,369	844	9,966	—	382	844	10,348	11,192	1,166	05/31/2013		40
Eagle Run	West Fargo, ND	4,208	576	5,787	111	97	687	5,884	6,571	1,078	08/12/2010		40
Eagle Sky I	Bismarck, ND	938	115	1,292	—	74	115	1,366	1,481	62	03/01/2016		40
Eagle Sky II	Bismarck, ND	938	135	1,279	—	77	135	1,356	1,491	61	03/01/2016		40
East Bridge	Fargo, ND	3,618	792	5,477	—	158	792	5,635	6,427	70	07/03/2017		40
Echo Manor	Hutchinson, MN	962	141	875	—	32	141	907	1,048	91	01/02/2014	20	-	40
Emerald Court	Fargo, ND	—	66	830	2	87	68	917	985	216	03/31/2008	20	-	40
Essex	Fargo, ND	567	212	642	—	10	212	652	864	9	06/01/2017		40
Fairview	Bismarck, ND	2,951	267	3,978	39	813	306	4,791	5,097	916	12/31/2008	20	-	40
Flickertail	Fargo, ND	5,485	426	5,632	90	137	516	5,769	6,285	1,287	12/31/2008		40
Forest Avenue	Fargo, ND	412	61	637	4	22	65	659	724	79	02/06/2013		40
Galleria III	Fargo, ND	557	118	681	1	23	119	704	823	122	11/09/2010		40
Garden Grove	Bismarck, ND	4,562	606	6,073	—	83	606	6,156	6,762	259	05/04/2016	5	-	40
Georgetown on the River	Fridley, MN	18,634	4,620	25,208	—	872	4,620	26,080	30,700	1,995	12/19/2014	5	-	40
Glen Pond	Eagan, MN	15,074	3,761	20,569	—	561	3,761	21,130	24,891	3,161	12/02/2011	20	-	40
Granger Court I	Fargo, ND	2,328	279	2,619	35	29	314	2,648	2,962	298	06/04/2013		40
Griffin Court	Moorhead, MN	3,335	652	3,858	20	347	672	4,205	4,877	377	06/09/2014	5	-	40
Hannifin	Bismarck, ND	479	81	607	5	52	86	659	745	65	11/01/2013		40
Highland Meadows	Bismarck, ND	2,118	1,532	8,519	—	208	1,532	8,727	10,259	145	05/01/2017	5	-	40
Hunters Run I	Fargo, ND	542	50	419	2	(2)	52	417	469	111	03/23/2007		40
Hunters Run II	Fargo, ND	548	44	441	2	—	46	441	487	105	07/01/2008		40
Huntington	Fargo, ND	—	86	309	0	15	86	324	410	19	08/04/2015		40
Islander	Fargo, ND	869	98	884	—	53	98	937	1,035	147	07/01/2011		40
Jadestone	Fargo, ND	538	212	595	—	11	212	606	818	9	06/01/2017		40
Kennedy	Fargo, ND	449	84	588	10	47	94	635	729	73	02/06/2013	20	-	40
Library Lane	Grand Forks, ND	2,294	301	2,401	12	121	313	2,522	2,835	639	10/01/2007	20	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Madison	Grand Forks, ND	256	95	497	0	52	95	549	644	31	09/01/2015		40
Maple Ridge	Omaha, NE	4,076	766	5,608	—	910	766	6,518	7,284	1,425	08/01/2008	20	-	40
Maplewood	Maplewood, MN	9,652	3,120	12,122	—	337	3,120	12,459	15,579	953	12/19/2014	5	-	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	Fargo, ND	5,050	783	5,839	—	214	783	6,053	6,836	1,109	01/01/2009	20	-	40
Martha Alice	Fargo, ND	529	74	738	2	83	76	821	897	170	08/31/2009	20	-	40
Mayfair	Grand Forks, ND	—	80	1,043	0	26	80	1,069	1,149	252	07/01/2008	20	-	40
Monticello	Fargo, ND	693	60	752	7	32	67	784	851	81	11/08/2013	20	-	40
Montreal Courts	Little Canada, MN	18,739	5,809	19,565	15	764	5,824	20,329	26,153	2,175	10/02/2013	5	-	40
Oak Court	Fargo, ND	2,851	270	2,354	13	300	283	2,654	2,937	605	04/30/2008	28	-	40
Oakview Townhomes	Grand Forks, ND	3,648	822	4,698	—	182	822	4,880	5,702	120	01/11/2017		40
Pacific Park I	Fargo, ND	669	95	777	—	42	95	819	914	99	02/06/2013		40
Pacific Park II	Fargo, ND	572	111	865	—	37	111	902	1,013	110	02/06/2013		40
Pacific South	Fargo, ND	353	58	459	—	—	58	459	517	56	02/06/2013		40
Park Circle	Fargo, ND	591	196	716	9	12	205	728	933	11	06/01/2017		40
Parkview Arms	Bismarck, ND	—	373	3,845	—	104	373	3,949	4,322	267	05/13/2015	5	-	40
Parkwest Gardens	West Fargo, ND	3,862	713	5,825	—	444	713	6,269	6,982	548	06/30/2014	20	-	40
Parkwood	Fargo, ND	—	126	1,143	7	16	133	1,159	1,292	261	08/01/2008		40
Pebble Creek	Bismarck, ND	4,262	260	3,704	—	(300)	260	3,404	3,664	842	03/19/2008	20	-	40
Plumtree	Fargo, ND	589	100	782	—	19	100	801	901	13	05/01/2017		40
Prairiewood Courts	Fargo, ND	—	308	1,815	28	80	336	1,895	2,231	514	09/01/2006	20	-	40
Prairiewood Meadows	Fargo, ND	2,187	736	2,514	11	16	747	2,530	3,277	336	09/30/2012		40
Quail Creek	Springfield, MO	6,884	1,529	8,717	—	67	1,529	8,784	10,313	645	02/03/2015	5	-	40
Richfield/Harrison	Grand Forks, ND	5,860	756	6,346	3	296	759	6,642	7,401	1,730	07/01/2007	5	-	40
Robinwood	Coon Rapids, MN	4,657	1,138	6,133	242	277	1,380	6,410	7,790	479	12/19/2014		40
Rosedale Estates	Roseville, MN	15,771	4,680	20,591	—	494	4,680	21,085	25,765	1,613	12/19/2014	5	-	40
Rosegate	Fargo, ND	2,977	251	2,978	57	84	308	3,062	3,370	752	04/30/2008	20	-	40
Roughrider	Grand Forks, ND	398	100	448	—	82	100	530	630	18	08/01/2016	5	-	40
Saddlebrook	West Fargo, ND	980	148	1,262	13	89	161	1,351	1,512	289	12/31/2008		40
Sargent	Fargo, ND	1,090	164	1,529	—	—	164	1,529	1,693	38	01/10/2017		40
Schrock	Fargo, ND	513	71	626	3	6	74	632	706	72	06/04/2013		40
Sheridan Pointe	Fargo, ND	2,037	292	2,424	21	(60)	313	2,364	2,677	251	10/01/2013		40
Sierra Ridge	Bismarck, ND	5,435	754	8,795	151	2	905	8,797	9,702	1,853	09/01/2006		40
Somerset	Fargo, ND	3,063	300	3,431	7	(12)	307	3,419	3,726	808	07/01/2008		40
Southgate	Fargo, ND	2,733	803	5,299	15	(45)	818	5,254	6,072	1,363	07/01/2007	20	-	40
Southview III	Grand Forks, ND	210	99	522	—	68	99	590	689	93	08/01/2011		40
Southview Villages	Fargo, ND	2,717	268	2,519	15	164	283	2,683	2,966	671	10/01/2007	20	-	40
Spring	Fargo, ND	546	76	822	6	15	82	837	919	103	02/06/2013	20	-	40
Stanford Court	Grand Forks, ND	—	291	3,866	—	83	291	3,949	4,240	483	02/06/2013	20	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Stonefield-Clubhouse	Bismarck, ND	—	34	1,147	—	50	34	1,197	1,231	44	07/31/2016		40
Stonefield-Phase I	Bismarck, ND	8,775	2,804	13,138	227	224	3,031	13,362	16,393	1,002	08/01/2014	20	-	40
Stonefield-Phase II	Bismarck, ND	—	1,167	2,566	486	5,125	1,653	7,691	9,344	166	10/23/2014		40
Stonefield-Phase III	Bismarck, ND	—	1,079	—	238	—	1,317	—	1,317	—	10/23/2014		n/a
Stonybrook	Omaha, NE	7,280	1,439	8,003	—	1,274	1,439	9,277	10,716	1,863	01/20/2009	20	-	40
Summerfield	Fargo, ND	108	129	599	1	50	130	649	779	38	08/04/2015		40
Summit Point	Fargo, ND	3,822	681	5,510	21	63	702	5,573	6,275	314	10/01/2015	20	-	40
Sunchase	Fargo, ND	1,155	181	1,563	18	5	199	1,568	1,767	26	05/01/2017		40
Sunset Ridge	Bismarck, ND	8,457	1,759	11,012	36	38	1,795	11,050	12,845	2,373	06/06/2008	9	-	40
Sunview	Grand Forks, ND	1,087	144	1,614	1	62	145	1,676	1,821	373	12/31/2008	20	-	40
Sunwood	Fargo, ND	2,818	358	3,520	7	77	365	3,597	3,962	927	07/01/2007	20	-	40
Terrace on the Green	Moorhead, MN	2,025	697	2,588	—	129	697	2,717	3,414	348	09/30/2012		40
Twin Oaks	Hutchinson, MN	882	816	3,245	—	93	816	3,338	4,154	269	10/01/2014		40
Twin Parks	Fargo, ND	2,178	119	2,072	50	15	169	2,087	2,256	478	10/01/2008	20	-	40
Valley Homes Duplexes	Grand Forks, ND	1,040	356	1,668	—	171	356	1,839	2,195	130	01/22/2015		40
Valley View	Golden Valley, MN	4,608	1,190	6,118	—	158	1,190	6,276	7,466	482	12/19/2014	5	-	40
Village Park	Fargo, ND	770	219	1,932	59	34	278	1,966	2,244	473	04/30/2008		40
Village West	Fargo, ND	2,519	357	2,274	74	(0)	431	2,274	2,705	537	04/30/2008		40
Washington	Grand Forks, ND	443	74	592	—	35	74	627	701	26	05/04/2016		40
Westcourt	Fargo, ND	584	287	3,028	34	41	321	3,069	3,390	323	01/02/2014	5	-	40
West Oak	Fargo, ND	2,364	85	692	—	19	85	711	796	19	01/17/2017		40
Westside	Hawley, MN	549	59	360	—	37	59	397	456	74	02/01/2010		40
Westwind	Fargo, ND	—	49	455	1	83	50	538	588	131	04/30/2008	20	-	40
Westwood	Fargo, ND	4,223	597	6,455	13	30	610	6,485	7,095	1,546	06/05/2008	20	-	40
Willow Park	Fargo, ND	3,946	288	5,286	7	458	295	5,744	6,039	1,193	12/31/2008		40
Total		$315,962	$70,716	$436,202	$2,392	$21,241	$73,108	$457,443	$530,551	$59,900

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Office			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
32nd Avenue	Fargo, ND	$—	$635	$3,300	$9	$82	$644	$3,382	$4,026	$1,149	03/16/2004	3	-	40
Aetna	Bismarck, ND	—	1,291	7,372	48	1,457	1,339	8,829	10,168	2,200	12/06/2006	20	-	40
Bell Plaza	Bloomington, MN	34,229	6,912	36,520	—	662	6,912	37,182	44,094	5,119	08/13/2015	1	-	40
First International Bank & Trust	Moorhead, MN	—	210	712	3	88	213	800	1,013	161	05/13/2011	10	-	40
Four Points	Fargo, ND	—	70	1,238	0	23	70	1,261	1,331	317	10/18/2007		40
Gate City	Grand Forks, ND	898	382	893	1	154	383	1,047	1,430	227	03/31/2008		40
Goldmark Office Park	Fargo, ND	2,104	1,160	14,796	62	1,181	1,222	15,977	17,199	4,233	07/01/2007	1	-	40
Great American Bldg	Fargo, ND	913	511	1,290	19	362	530	1,652	2,182	476	02/01/2005	28	-	40
Midtown Plaza	Minot, ND	1,237	30	1,213	—	—	30	1,213	1,243	384	01/01/2004		40
Parkway office building (FKA Echelon)	Fargo, ND	962	278	1,491	39	29	317	1,520	1,837	403	05/15/2007	20	-	40
Redpath	White Bear Lake, MN	2,687	1,195	1,787	—	—	1,195	1,787	2,982	86	02/01/2016		40
Regis	Edina, MN	—	2,991	7,633	—	—	2,991	7,633	10,624	1,724	01/01/2009		40
SSA	St Cloud, MN	—	100	2,793	—	18	100	2,811	2,911	756	03/20/2007	20	-	40
Wells Fargo Center	Duluth, MN	—	600	7,270	(115)	1,999	485	9,269	9,754	2,102	07/11/2007	4	-	40
Total		$43,030	$16,365	$88,308	$66	$6,055	$16,431	$94,363	$110,794	$19,337

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(Dollar amounts in thousands)

Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
Retail	to company	to acquisition (a)	carried at close of period	Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Applebees	Apple Valley, MN	$—	$560	$1,235	$—	$—	$560	$1,235	$1,795	$216	01/27/2011	40
Applebees	Bloomington, MN	—	1,000	474	11	—	1,011	474	1,485	93	03/22/2010	40
Applebees	Coon Rapids, MN	—	750	875	—	—	750	875	1,625	171	03/09/2010	40
Applebees	Savage, MN	—	690	424	—	—	690	424	1,114	83	01/01/2010	40
Becker Furniture	Waite Park, MN	—	150	2,065	—	(637)	150	1,428	1,578	594	07/12/2006	40
Buffalo Wild Wings	Austin, TX	—	575	1,664	—	—	575	1,664	2,239	312	07/30/2010	40
Dairy Queen	Dickinson, ND	—	329	658	—	—	329	658	987	99	01/19/2012	40
Dairy Queen	Moorhead, MN	—	243	787	1	—	244	787	1,031	131	05/13/2011	20
Family Dollar	Mandan, ND	—	167	649	—	—	167	649	816	115	12/14/2010	40
OReilly	Mandan, ND	—	115	449	—	—	115	449	564	80	12/14/2010	40
Walgreens	Alexandria, LA	1,505	1,090	2,973	—	—	1,090	2,973	4,063	596	12/18/2009	28	-	40
Walgreens	Batesville, AR	5,780	473	6,405	—	—	473	6,405	6,878	1,362	07/09/2009	40
Walgreens	Denver, CO	3,853	2,349	2,358	—	—	2,349	2,358	4,707	388	06/14/2011	40
Walgreens	Fayetteville, AR	4,411	636	4,732	—	—	636	4,732	5,368	1,006	07/09/2009	40
Walgreens	Laurel, MS	1,486	1,280	2,984	—	—	1,280	2,984	4,264	560	07/30/2010	40
Total	$17,035	$10,407	$28,732	$12	$(637)	$10,419	$28,095	$38,514	$5,806
Grand Totals	$397,567	$107,198	$591,444	$3,752	$29,086	$110,950	$620,530	$731,480	$93,057

Investments in Unconsolidated Affiliates:	Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
to company	to acquisition (a)	carried at close of period	Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Banner	Fargo, ND	$6,778	$750	$8,016	$184	$311	$934	$8,327	$9,261	$2,167	03/15/2007	40
GF Marketplace	Grand Forks, ND	10,692	4,259	15,801	208	1,031	4,467	16,832	21,299	5,493	07/01/2003	8	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(Dollar amounts in thousands)

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.
(b)	The changes in total real estate investments for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Balance at January 1,	$715,300	$669,484	$591,136
Purchase of real estate investments	47,279	48,305	82,111
Sale and disposal of real estate investment	(1,267)	(1,766)	(1,325)
Property held for sale	—	(3,234)	(2,058)
Provision for asset impairment	—	—	(412)
Construction in progress not yet placed in service	(1,609)	2,511	—
Reallocation to intangible assets	—	—	32
Balance at December 31,	$759,703	$715,300	$669,484

(c)	The changes in accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Balance at January 1,	$92,325	$74,975	$58,873
Depreciation expense	19,057	18,507	16,466
Property held for sale	—	(867)	(342)
Sale and disposal of real estate investment	(356)	(290)	(22)
Balance at December 31,	$111,026	$92,325	$74,975

(d)	The aggregate cost of our real estate for federal income tax purposes is $658,405.

 Exhibit Index

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit Description	with	Form	ending	Exhibit	date
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002		10-12G		3.1	03/10/11
3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014		8-K		5.02	06/24/14
3.3	Amended and Restated Bylaws dated June 23, 2011		10-12G		3.2	03/10/11
3.4	Amended and Restated Bylaws dated June 23, 2016		8-K		3.1	06/29/16
4.1	Declaration of Trust Sterling Real Estate Trust dated July 21, 2004		10-12G		4.1	03/10/11
4.2	Addendum to Declaration of Trust dated July 25, 2007		10-12G		4.2	03/10/11
4.3	Sterling Third Amended and Restated Declaration of Trust dated March 27, 2014		8-K		4.1	04/02/14
4.4	Sterling Third Amended and Restated Declaration of Trust dated June 23, 2016		8-K		4.1	06/29/16
4.5	First Amended and Restated Declaration of Trust dated February 9, 2011		10-12G		4.3	03/10/11
4.6	Amendment No. 1 to First Amended and Restated Declaration of Trust dated August 1, 2014		8-K		5.01	06/24/14
4.7	Amended and Restated Share Repurchase Plan dated December 14, 2017		8-K		99.1	12/19/17
4.8	Amended and Restated Unit Repurchase Plan dated December 14, 2017		8-K		99.2	12/19/17
10.1	First Amendment and Complete Restatement of Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated April 25, 2003		10-12G		10.2	03/10/11
10.2	Second Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated December 19, 2008		10-12G		10.3	03/10/11
10.3	Third Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated August 5, 2009		10-12G		10.4	03/10/11
10.4	Fourth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated February 9, 2011		10-12G		10.5	03/10/11
10.5	Fifth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated June 23, 2011		10-K	12/31/2011	10.6	03/30/12
10.6	Fourth Amended and Restated Advisory Agreement dated January 1, 2016		8-K		10.1	03/25/16
10.7	Fifth Amended and Restated Advisory Agreement dated January 1, 2017		8-K		10.1	04/12/17
10.8	Sixth Amended and Restated Advisory Agreement dated June 20, 2017		8-K		10.1	06/26/17
10.9	Second Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated January 1, 2013		8-K		10.1	12/27/12
10.10	Third Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties LLLP dated August 1, 2104		8-K		5.04	06/24/14
10.11	Dividend Reinvestment Plan dated July 20, 2012		S-3D		A	07/20/12
10.12	First Amendment to Dividend Reinvestment Plan dated September 26, 2013		8-K		99.1	10/02/13
10.13	Second Amendment to Dividend Reinvestment Plan dated December 14, 2016		8-K		99.1	12/20/16
10.14	Amended and Restated Dividend Reinvestment Plan dated July 11, 2017		S-3D		A	07/12/17
10.15	Amendment to Certificate of Limited Liability Partnership of Sterling Properties, LLLP dated August 1, 2014		8-K		5.03	06/24/14
10.16	Form of Purchase and Sale Agreement dated as of November 17, 2014		8-K		10.1	12/23/14
10.17	Form of Amendment to Purchase and Sale Agreement dated as of December 18, 2014		8-K		10.2	12/23/14
10.18	Form of Secured Promissory Note (15-Year Note) dated as of December 19, 2014		8-K		10.3	12/23/14
10.19	Form of Secured Promissory Note (10-Year Note) dated as of December 19, 2014		8-K		10.4	12/23/14
10.20	Form of Mortgage, Security Agreement and Fixture Filing dated as of December 19, 2014		8-K		10.5	12/23/14
10.21	Form of Promissory Note dated as of December 19, 2014		8-K		10.6	12/23/14
10.22	Form of Mortgage dated as of December 19, 2014		8-K		10.7	12/23/14
10.23	Form of Commercial Security Agreement dated as of December 19, 2014		8-K		10.8	12/23/14
10.24	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan approved June 18, 2015		8-K		10.1	06/23/15
10.25	Form of Purchase and Sale Agreement dated as of July 1, 2015		8-K		10.1	08/18/15
10.26	Form of Promissory Note dated as of August 13, 2015		8-K		10.2	08/18/15
10.27	Form of Mortgage, Security Agreement and Fixture Filing dated as of August 13, 2015		8-K		10.3	08/18/15
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm - Baker Tilly Virchow Krause, LLP	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Accounting Officer	X
32.1	Section 906 Certification of Chief Executive Officer and Chief Accounting Officer	X
99.1	Financial Statements of Properties Acquired		8-K/A		99.1	01/30/15

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

The following materials from Sterling Real Estate Trust’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2018

STERLING REAL ESTATE TRUST

By:	/s/ KENNETH P. REGAN
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH P. REGAN (Kenneth P. Regan)	Chief Executive Officer and Trustee (principal executive officer)	March 15, 2018

/s/ ANGIE D. STOCK (Angie D. Stock)	Chief Accounting Officer and Treasurer (principal financial officer)	March 15, 2018

/s/ BRUCE W. FURNESS (Bruce W. Furness)	Chairman of the Board of Trustees	March 15, 2018

/s/ JAMES R. HANSEN (James R. Hansen)	Trustee	March 15, 2018

/s/ TIMOTHY HUNT (Timothy Hunt)	Trustee	March 15, 2018

/s/ TIMOTHY HAUGEN (Timothy Haugen)	Trustee	March 15, 2018

/s/ MICHELLE KORSMO (Michelle Korsmo)	Trustee	March 15, 2018

/s/ RICHARD SAVAGEAU (Richard Savageau)	Trustee	March 15, 2018

/s/ JAMES S. WIELAND (James S. Wieland)	Trustee	March 15, 2018

/s/ LANCE R. WOLF (Lance R. Wolf)	Trustee	March 15, 2018