Form 10-Q
period 2018-03-31
Sterling Real Estate Trust
filed 2018-05-09
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2018
Common Shares of Beneficial Interest, $0.01 par value per share	8,725,541

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2018 (UNAUDITED) and December 31, 2017

	March 31,	December 31,
	2018	2017
	(in thousands)
ASSETS
Real estate investments, net	$650,789	$648,677
Cash and cash equivalents	9,972	12,490
Restricted deposits and funded reserves	7,041	8,063
Investment in unconsolidated affiliates	2,679	2,772
Due from related party	—	3
Receivables	5,918	5,113
Prepaid expenses	2,072	482
Financing and lease costs, less accumulated amortization of $1,997 in 2018 and $1,943 in 2017	720	737
Lease intangible assets, less accumulated amortization of $13,528 in 2018 and $12,932 in 2017	12,667	13,263
Other assets	5	5

Total Assets	$691,863	$691,605

LIABILITIES
Mortgage notes payable, net	$391,167	$394,843
Lines of credit	2,964	—
Special assessments payable	755	518
Dividends payable	6,662	6,436
Due to related party	388	366
Tenant security deposits payable	4,088	4,038
Subordinated debt	175	175
Lease intangible liabilities, less accumulated amortization of $1,456 in 2018 and $1,386 in 2017	1,706	1,776
Accounts payable - trade	888	486
Retainage payable	92	16
Fair value of interest rate swaps	52	65
Deferred insurance proceeds	620	1,216
Accrued expenses and other liabilities	6,521	7,895
Total Liabilities	416,078	417,830

COMMITMENTS and CONTINGENCIES - Note 15

SHAREHOLDERS' EQUITY
Beneficial interest	92,538	90,816
Noncontrolling interest
Operating partnership	180,138	179,844
Partially owned properties	3,161	3,180
Accumulated other comprehensive loss	(52)	(65)
Total Shareholders' Equity	275,785	273,775

	$691,863	$691,605

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED March 31, 2018 and 2017 (UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$27,618	$26,406
Tenant reimbursements	1,611	1,623
	29,229	28,029
Expenses
Expenses from rental operations
Interest	4,499	4,639
Depreciation and amortization	5,350	5,363
Real estate taxes	2,846	2,594
Property management fees	3,282	3,036
Utilities	2,794	2,498
Repairs and maintenance	4,537	4,958
Insurance	518	368
Loss on lease terminations	—	115
	23,826	23,571
Administration of REIT
Administrative expenses	107	96
Advisory fees	718	696
Acquisition and disposition expenses	—	512
Trustee fees	20	13
Legal and accounting	310	186
	1,155	1,503
Total expenses	24,981	25,074
Income from operations	4,248	2,955
Other income (expense)
Equity in income of unconsolidated affiliates	157	212
Other income	106	25
Gain (Loss) on sale of real estate and non-real estate investments	—	(23)
Gain on sale of investment in equity method investee	—	3
Gain (Loss) on involuntary conversion	747	28
	1,010	245
Net income	$5,258	$3,200
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	3,537	2,228
Partially owned properties	(19)	(85)
Net income attributable to Sterling Real Estate Trust	$1,740	$1,057

Net income per common share, basic and diluted	$0.20	$0.13

Comprehensive income:
Net income	$5,258	$3,200
Other comprehensive gain (loss) - change in fair value of interest rate swaps	13	24
Comprehensive income	5,271	3,224
Comprehensive income attributable to noncontrolling interest	3,527	2,160
Comprehensive income attributable to Sterling Real Estate Trust	$1,744	$1,064

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2018 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2017	8,488	$113,995	$(23,179)	$90,816	$179,844	$3,180	$(65)	$273,775
Contribution of assets in exchange for the issuance of noncontrolling interest shares					1,546	—		1,546
Shares/units redeemed	(35)	(614)		(614)	(316)	—		(930)
Dividends declared			(2,190)	(2,190)	(4,473)	—		(6,663)
Dividends reinvested - stock dividend	79	1,374		1,374				1,374
Issuance of shares under optional purchase plan	76	1,412		1,412				1,412
Change in fair value of interest rate swaps							13	13
Net income			1,740	1,740	3,537	(19)		5,258
BALANCE AT MARCH 31, 2018	8,608	$116,167	$(23,629)	$92,538	$180,138	$3,161	$(52)	$275,785

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2018 and 2017 (UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net income	$5,258	$3,200
Adjustments to reconcile net income to net cash from operating activities
(Gain) loss on sale of real estate investments	—	23
(Gain) loss on involuntary conversion	(747)	(28)
Loss on lease terminations	—	115
Equity in income of unconsolidated affiliates	(157)	(212)
Distributions of earnings of unconsolidated affiliates	157	212
Depreciation	4,767	4,705
Amortization	570	641
Amortization of debt issuance costs	166	184
Effects on operating cash flows due to changes in
Due from related party	3	34
Receivables	(675)	(301)
Prepaid expenses	(1,590)	(806)
Other assets	—	7
Due to related party	22	(534)
Tenant security deposits payable	20	116
Accounts payable - trade	(97)	(127)
Accrued expenses and other liabilities	(1,423)	(727)
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,274	6,502
INVESTING ACTIVITIES
Purchase of real estate investment properties	(2,979)	(2,049)
Capital expenditures and tenant improvements	(1,582)	(2,212)
Proceeds from sale of real estate investments and non-real estate investments	—	42
Proceeds from involuntary conversion	152	1,576
Investment in unconsolidated affiliates	—	(20)
Distributions in excess of earnings received from unconsolidated affiliates	93	130
Notes receivable payments received	—	2
NET CASH USED IN INVESTING ACTIVITIES	(4,316)	(2,531)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(38)	(232)
Principal payments on special assessments payable	(12)	(59)
Proceeds from issuance of mortgage notes payable and subordinated debt	—	13,223
Principal payments on mortgage notes payable	(3,831)	(2,877)
Advances on lines of credit	2,964	—
Proceeds from issuance of shares under optional purchase plan	1,412	702
Shares/units redeemed	(930)	(419)
Dividends/distributions paid	(5,063)	(4,673)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,498)	5,665
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(3,540)	9,636
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	20,553	19,270
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$17,013	$28,906

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$9,972	$20,997
Restricted deposits	7,041	7,909
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$17,013	$28,906

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2018 and 2017 (UNAUDITED) (Continued)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$4,508	$4,627

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$1,374	$1,252
Dividends declared and not paid	2,190	2,008
UPREIT distributions declared and not paid	4,473	4,232
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	1,546	6,760
Increase in land improvements due to increase in special assessments payable	246	48
Unrealized gain on interest rate swaps	13	24
Acquisition of assets through assumption of debt and liabilities	54	—
Capitalized interest and real estate taxes related to construction in progress	28	37
Acquisition of assets with accounts payable	575	—

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of March 31, 2018 and December 31, 2017, Sterling owned approximately 32.87% and 32.64%, respectively, of the operating partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheets as of March 31, 2018 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three months ended March 31, 2018 and 2017. These adjustments are of a normal recurring nature.

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

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 167 properties.  The Trust’s 118 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 49 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 71.3% residential and 28.7% commercial (based on cost) and total $650,789 in real estate investments at March 31, 2018. Currently Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.  We currently have no plans to dispose of our existing commercial properties.

Residential Property	Location	No. of Properties	Units
	North Dakota	99	5,951
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		118	9,458

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	805,000
	Arkansas	2	29,000
	Colorado	1	13,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	15	683,000
	Mississippi	1	15,000
	Nebraska	1	16,000
	Texas	1	7,000
	Wisconsin	5	63,000
		49	1,691,000

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

March 31, 2018 and 2017 (UNAUDITED)

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

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $368 and $391 for the three months ended March 31, 2018 and 2017, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $56 and $57 for the three months ended March 31, 2018 and 2017, respectively, was recorded as a reduction

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

to income from rental operations. Amortization pertaining to below market lease intangibles of $70 and $73 for three months ended March 31, 2018 and 2017, respectively, was recorded as an increase to income from rental operations.

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

Depreciation expense for the three months ended March 31, 2018 and 2017 totaled $4,767 and $4,705, respectively.

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the three months ended March 31, 2018 and 2017.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

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

There were no properties classified as held for sale at March 31, 2018 and December 31, 2017.  See Note 16.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three months ended March 31, 2018 and 2017.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of March 31, 2018, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of March 31, 2018 and December 31, 2017, the unconsolidated affiliates held total assets of $23,229 and $23,466 and mortgage notes payable of $17,376 and $17,470, respectively.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center as a tenant in common through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at March 31, 2018 and December 31, 2017 of $10,639 and $10,692, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2018 and December 31, 2017 of $6,737 and $6,778, respectively. The Company is jointly and severally liable for the full mortgage balance.

Receivables

Receivables consist primarily of amounts due for rent. The receivables are non-interest bearing.  The carrying amount of receivables is reduced by an amount that reflects management’s best estimates of the amounts that will not be collected.  As of March 31, 2018 and December 31, 2017, management determined no allowance was necessary for uncollectible receivables.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at March 31, 2018 and December 31, 2017.

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

March 31, 2018 and 2017 (UNAUDITED)

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2018 and December 31, 2017 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2014.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $52 and $73 for the three months ended March 31, 2018 and 2017, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of March 31, 2018 and December 31, 2017 was $3,638 and $3,586, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of March 31, 2018 and 2017, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2018 and 2017, Sterling’s denominators for the basic and diluted earnings per common share were approximately 8,627,000 and 8,117,000, respectively.

Reclassifications

Certain reclassifications considered necessary for a fair presenation have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassficiations have not changed the results of operations or equity.

Recent Accounting Pronouncements

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange. Additionally, lease contracts are specifically excluded from ASU 2014-09. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017.  Early adoption is permitted beginning on the original effective date of periods beginning after December 15, 2016. Upon adoption, ASU 2014-09 allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have performed a review of the requirements of the new guidance and have identified which of our revenue streams will be within the scope of ASU 2014-09.  We have completed an adoption plan which included a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASU 2014-09, an evaluation of the method of adoption and assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. We adopted this standard effective as of January 1, 2018 and have concluded that the adoption of this guidance did not have an impact on our financial position or results of operations. We concluded this standard will have an impact on the disclosure of gain/loss on sale of real estate investments upon the adoption of the update ASU 2016-02, Leases, but will not have an impact on “total real estate rental income.”

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

for lessors that would permit lessors to not be required to separate nonlease components from the associated lease components if certain conditions are met.

In November 2016, the FASB issued ASU No. 2016-18 to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption was permitted. The pronouncement requires a retrospective transition method of adoption. We adopted this standard effective as of January 1, 2018. Upon adoption, the Company included amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.

In August 2016, the FASB issued ASU No. 2016-15 to provide guidance for areas where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this standard effective as of January 1, 2018 and have concluded that the adoption of this guidance did not have an impact on our financial position or results of operations. Since the cumulative earnings approach for distributions received from equity method investees would continue to be utilized.

The new standards must be applied retrospectively to all periods presented in the financial statements.  The Company adopted the new standard in the first quarter of 2018 and will continue to apply the cumulative earnings approach for distributions received from equity method investees.  While overall cash flows did not change, there were changes between cash flow classifications due primarily to restricted deposits.  As of March 31, 2017, the following cash flows were reclassified:

	Three Months Ended
	March 31, 2017
	As Originally	Reclassification	As Presented
	Presented	Adjustments	Herein
	(in thousands)
Cash Flows from Operating Activities:
Restricted deposits - tenant security deposits	$(104)	$104	$—
Restricted deposits - real estate tax and insurance escrow	$1,058	$(1,058)	$—
Net cash provided by operating activities	$7,456	$(954)	$6,502

Cash Flows from Investing Activities
Restricted deposits - replacement reserves	$(1,627)	$1,627	$—
Net cash provided by Investing activities	$(4,158)	$1,627	$(2,531)

Cash and cash equivalents, beginning of period	$12,034
(adjustments for restricted deposits, beginning of period)		$7,236
Cash and cash equivalents and restricted deposits, beginning of period			$19,270

Cash and cash equivalents, end of period	$20,997
(adjustments for restricted deposits, end of period)		$7,909
Cash and cash equivalents and restricted deposits, end of period			$28,906

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three months ended March 31, 2018 and 2017, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$22,349	$6,880	$29,229	$21,047	$6,982	$28,029
Expenses from rental operations	12,209	1,768	13,977	11,620	1,834	13,454
Net operating income	$10,140	$5,112	$15,252	$9,427	$5,148	$14,575
Interest			4,499			4,639
Depreciation and amortization			5,350			5,363
Administration of REIT			1,155			1,503
Loss on lease terminations			—			115
Other (income)/expense			(1,010)			(245)
Net income			$5,258			$3,200

Segment Assets and Accumulated Depreciation

As of March 31, 2018	Residential	Commercial	Total
	(in thousands)
Real estate investments	$564,171	$202,399	$766,570
Accumulated depreciation	(79,772)	(36,009)	(115,781)
	$484,399	$166,390	650,789
Cash and cash equivalents			9,972
Restricted deposits and funded reserves			7,041
Investment in unconsolidated affiliates			2,679
Receivables and other assets			7,995
Financing and lease costs, less accumulated amortization			720
Intangible assets, less accumulated amortization			12,667
Total Assets			$691,863

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2017	Residential	Commercial	Total
	(in thousands)
Real estate investments	$557,309	$202,394	$759,703
Accumulated depreciation	(76,404)	(34,622)	(111,026)
	$480,905	$167,772	648,677
Cash and cash equivalents			12,490
Restricted deposits and funded reserves			8,063
Investment in unconsolidated affiliates			2,772
Receivables and other assets			5,603
Financing and lease costs, less accumulated amortization			737
Intangible assets, less accumulated amortization			13,263
Total Assets			$691,605

note 4 – real estate investments

As of March 31, 2018	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$73,741	$37,841	$111,582
Building and improvements	461,817	163,092	624,909
Furniture, fixtures and equipment	25,447	1,466	26,913
Construction in progress	3,166	—	3,166
	564,171	202,399	766,570
Less accumulated depreciation	(79,772)	(36,009)	(115,781)
	$484,399	$166,390	$650,789

As of December 31, 2017	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$73,109	$37,841	$110,950
Building and improvements	457,443	163,087	620,530
Furniture, fixtures and equipment	25,381	1,466	26,847
Construction in progress	1,376	—	1,376
	557,309	202,394	759,703
Less accumulated depreciation	(76,404)	(34,622)	(111,026)
	$480,905	$167,772	$648,677

Construction in progress as of March 31, 2018 consists primarily of development and planning costs associated with phase III of a multifamily apartment community under construction in Bismarck, North Dakota and a project to rebuild a multifamily apartment building destroyed by fire in Omaha, Nebraska.  Phase I and II of the Bismarck development are completed and Phase III is still in the planning stages and construction has not yet commenced.  The Omaha project has commenced and will consist of one 18-unit building. We have a construction contract of $2,031 for the Omaha project, of which  $749 has been completed to date, including $71 of retainage which is included in payables at March 31, 2018.  The Omaha project is estimated to be substantially completed in the third quarter of 2018.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of March 31, 2018	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,080	$(12,336)	$10,744
Above-market leases	3,115	(1,192)	1,923
	$26,195	$(13,528)	$12,667
Lease Intangible Liabilities
Below-market leases	$(3,162)	$1,456	$(1,706)

	Lease	Accumulated	Lease
As of December 31, 2017	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,080	$(11,797)	$11,283
Above-market leases	3,115	(1,135)	1,980
	$26,195	$(12,932)	$13,263
Lease Intangible Liabilities
Below-market leases	$(3,162)	$1,386	$(1,776)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2018 (April 1, 2018 to December 31, 2018)	$1,641	$208
2019	1,932	269
2020	1,507	218
2021	1,210	189
2022	1,076	169
Thereafter	5,301	653
	$12,667	$1,706

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of March 31, 2018 was 6.1 years.

NOTE 6 – LINES OF CREDIT

We have a $27,000 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2018; a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in November 2019; and a $5,000 variable rate (1-month LIBOR plus 2.04%) line of credit agreement with Bank of the West, which expires November 2020. The lines of credit are secured by properties in Duluth, Minnesota; Minneapolis/St. Paul, Minnesota; Austin, Texas; Bismarck/Mandan, North Dakota; Fargo, North Dakota; Edina, Minnesota, St. Cloud, Minnesota; Moorhead, Minnesota; and Grand Forks, North Dakota. We also have a $2,000 variable rate (prime rate less 0.5%) unsecured line of credit agreement with Bremer Bank, which expires October 2018. At March 31, 2018, there was a balance of $2,964 outstanding on one of the lines of credit, leaving $36,051 available and

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

unused under the agreements.  Certain of the variable lines of credit have limits on availability based on collateral specific criteria.

On June 30, 2017, one of the retail properties that secured the Wells Fargo line of credit was sold. Wells Fargo has released the property as collateral, however, the bank is currently in process of determining the new available borrowing amount.

As of December 31, 2017,  one residential property was out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis. In addition, one commercial property was out of compliance with Wells Fargo’s loan constant requirement on an individual property basis.  Annual waivers were received from the lenders.  As of March 31, 2018, we were in compliance with all covenants.

NOTE 7 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	March 31,	December 31,
	2018	2017
	(in thousands)
Fixed rate mortgage notes payable (a)	$393,736	$397,567
Less unamortized debt issuance costs	2,569	2,724
	$391,167	$394,843

(a)	Includes $901 and $913 of variable rate mortgage debt that was swapped to a fixed rate at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, we had 120 mortgage loans with effective interest rates ranging from 3.44% to 7.25% per annum and a weighted average effective interest rate of 4.42% per annum.

As of December 31, 2017, we had 122 mortgage loans with effective interest rates ranging from 3.44% to 7.25% per annum, and a weighted average effective interest rate of 4.39% per annum.

The majority of the Company’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs.  Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2017,  six loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Grand Forks, North Dakota with a total outstanding balance of $8,392 at December 31, 2017. Annual waivers have been received from the lenders.  As of March 31, 2018, we were in compliance with all covenants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2018 (April 1, 2018 to December 31, 2018)	$11,763
2019	25,364
2020	28,045
2021	45,935
2022	31,210
Thereafter	251,419
Total payments	$393,736

NOTE 8 – HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we have used derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we have entered into an interest rate swap in the notional amount of $1,294 to provide a fixed rate of 7.25%.  The swap matures in April 2020.  The swap  was issued at approximate market terms and thus no fair value adjustment was recorded at inception.

The carrying amount of the swap has been adjusted to its fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to accumulated comprehensive income. As of March 31, 2018 and December 31, 2017, we recorded a liability and other comprehensive loss of $52 and $65, respectively.

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2018		December 31, 2017
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable, net	$391,167	$389,775	$394,843	$396,261
Fair value of interest rate swaps	$52	$52	$65	$65

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

March 31, 2018 and 2017 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2018
Fair value of interest rate swaps	$—	$52	$—	$52
December 31, 2017
Fair value of interest rate swaps	$—	$65	$—	$65

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2018
Mortgage notes payable, net	$—	$—	$389,775	$389,775
December 31, 2017
Mortgage notes payable, net	$—	$—	$396,261	$396,261

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.58% to 4.60% and from 4.20% to 4.52% at March 31, 2018 and December 31, 2017, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of March 31, 2018 and December 31, 2017.  The Company’s mortgage notes payable are further described in Note 7.

NOTE 10 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of March 31, 2018 and December 31, 2017, outstanding limited partnership units totaled 17,582,000 and 17,517,000 respectively. As of March 31, 2018 and 2017, the operating partnership declared distributions of $4,473 and $4,232 respectively, to limited partners paid on April 16, 2018 and April 15, 2017, respectively.  Distributions per unit were $0.254375 and $0.2475 during the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018 and 2017, there were no limited partnership units exchanged for common shares pursuant to redemption requests.

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

NOTE 11 – REDEMPTION PLANS

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

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $35,000 worth of securities. Currently, the fixed redemption price is $17.50 per share or unit under the plans, which price became effective January 1, 2018.

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

During the three months ended March 31, 2018 and 2017, the Company redeemed 35,000 and 15,000 common shares valued at $614 and $232, respectively.  In addition, during the three months ended March 31, 2018 and 2017, the Company redeemed 18,000 and 12,000 units valued at $316 and $187, respectively.

NOTE 12 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of March 31, 2018 and December 31, 2017, there were 8,608,000 and 8,488,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.254375 per share and $0.2475 per share for the three months ended March 31, 2018 and 2017, respectively.

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $10 per fiscal quarter without our prior approval. The purchase price per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. In addition, participants may not, in any calendar year, purchase or receive via transfer more than $40 in Common Shares derived from the rights granted to Participants. The estimated value per common share was $18.50 and $16.50 at March 31, 2018 and December 31, 2017, respectively. See discussion of determination of estimated value in Note 17.    Therefore, the purchase price per common share for dividend reinvestments was $17.58 and $15.68 and for additional optional cash purchases was $18.50 and $16.50 at March 31, 2018 and December 31, 2017, respectively.

The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

In the three months ended March 31, 2018,  79,000 shares were issued pursuant to dividend reinvestments and 76,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the three months ended March 31, 2017,  82,000 shares were issued pursuant to dividend reinvestments and 44,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 14 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the three months ended March 31, 2018 and 2017, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed by GOLDMARK. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the three months ended March 31, 2018 and 2017, we paid management fees of $3,054 and $2,769, respectively, to GOLDMARK Property Management.  In addition, during the three months ended March 31, 2018 and 2017, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $1,360 and $1,247, respectively.

Board of Trustee Fees

We incurred Trustee fees of $20 and $13 during the three months ended March 31, 2018 and 2017, respectively.  As of March 31, 2018, and December 31, 2017, we owed our Trustees $44 and $23 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 29, 2018, effective January 1, 2018.

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

March 31, 2018 and 2017 (UNAUDITED)

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

TC = Total Project Cost

Management Fees

During the three months ended March 31, 2018 and 2017, we incurred advisory management fees of $718 and $696 with Sterling Management, LLC, our Advisor. As of March 31, 2018, and December 31, 2017, we owed our Advisor $240 and $238, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations. During the three months ended March 31, 2018 and 2017, we did not reimburse the Advisor for any operating costs.

Acquisition Fees

During the three months ended March 31, 2018 and 2017, we incurred acquisition fees of $114 and $220, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of March 31, 2018 or December 31, 2017.

Financing Fees

During the three months ended March 31, 2018, there were no financing fees incurred with our Advisor.  During the three months ended March 31, 2017, we incurred financing fees of $33 with our Advisor for loan financing and refinancing activities. There were no financing fees owed to our Advisor as of March 31, 2018 or December 31, 2017.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Disposition Fees

During the three months ended March 31, 2018 and 2017, there were no disposition fees incurred with our Advisor. See Note 16. There were no disposition fees owed to our Advisor as of March 31, 2018 and December 31, 2017.

Development Fees

During the three months ended March 31, 2018, there were no development fees incurred with our Advisor. During the three months ended March 31, 2017, we incurred $233 in development fees incurred with our Advisor. As of both March 31, 2018, and December 31, 2017, we owed our Advisor a total of $104 for unpaid development fees, of which the entire amount was for unpaid development fees as part of a 10% hold back, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended March 31, 2018, we issued directly or indirectly, 42,000 operating partnership units to an entity affiliated with Messr. Regan,  one of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $773.

During the three months ended March 31, 2017, we issued directly or indirectly, 50,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, and Messr. Swenson, a former officer, in connection with the acquisition of various properties. The aggregate value of these units was $808.

Commissions

During the three months ended March 31, 2018, there were no real estate commissions incurred that were owed to GOLDMARK Commercial Real Estate Services, Inc. (f/k/a GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.) which is controlled by Messrs. Regan and Wieland.  During the three months ended March 31, 2017, we incurred real estate commissions of $264,  owed to GOLDMARK Commercial Real Estate Services, Inc. There were no outstanding commissions owed as of March 31, 2018 and December 31, 2017.

Rental Income

During the three months ended March 31, 2018 and 2017, we received rental income of $57 and $54, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the three months ended March 31, 2018 and 2017, we received rental income of $14 and $13, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the three months ended March 31, 2018 and 2017, we received rental income of $12 and $11, respectively, under operating lease agreements with our Advisor.

Construction Costs

There were no constructions costs incurred during the three months ended March 31, 2018 to GOLDMARK Development, which is controlled by Messrs. Regan and Wieland.  As of December 31, 2017, since Phase II of the Bismarck, North Dakota development project’s inception through its completion in August 2017, we incurred total costs of  $8,997 related

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

to the construction of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development.    There was no retainage or unpaid construction fees owed to GOLDMARK Development as of December 31, 2017.

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

NOTE 16 – DISPOSITIONS

During the three months ended March 31, 2018, there were no properties held for sale or disposed.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 17 – BUSINESS COMBINATIONS AND ACQUISITIONS

The Company closed on the following acquisitions during the three months ended March 31, 2018:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

3/1/18	Thunder Creek Apartments	Fargo, ND	Apartment complex	57 units	$4,460	$4,460	(a)

(a)	Acquisition price does not include capitalized closing costs and adjustments of $119.

Total consideration given for acquisitions through March 31, 2018 was completed through issuing approximately 84,000 limited partnership units of the operating partnership valued at $18.50 per unit for an aggregate consideration of approximately $1,546, assumed liabilities of $54 and cash of $2,979. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

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

   Total consideration given for acquisitions through March 31, 2017 was completed through issuing approximately 423,000 limited partnership units of the operating partnership valued at $16.00 per unit for an aggregate consideration of approximately $6,760, and cash of $2,049. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Three Months Ended
	March 31,
	2018	2017

Land, building, tenant improvements and FF&E	$4,579	$8,809
Other liabilities	(54)	-
Net assets acquired	4,525	8,809
Equity/limited partnership unit consideration	(1,546)	(6,760)

Net cash consideration	$2,979	$2,049

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first three months of 2018 and 2017.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first three months of 2018 and 2017.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

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

Furthermore, in reaching an estimate of the value of the shares and limited partnership units, the Board applied a liquidity discount to one valuation scenario in order to reflect the fact that the shares and limited partnership units are not currently traded on a national securities exchange and did not consider; a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the limited partnership units or common shares on a national securities exchange or a merger or sale of our portfolio.

NOTE 18 - SUBSEQUENT EVENTS

On April 16, 2018, we paid a dividend or distribution of $0.254375 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on March 31, 2018.

In April 2018 the operating partnership entered into a contract to sell an industrial property located in Redwood Falls, Minnesota.  The sales price under the agreement was  $5,200 and closed on April 30, 2018.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018 and 2017 (UNAUDITED)

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 32.87% of the operating partnership as of March 31, 2018.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of March 31, 2018, approximately 71.3% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of March 31, 2018, approximately 28.7% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 167 properties containing 9,458 apartment units and approximately 1,691,000 square feet of leasable commercial space as of March 31, 2018.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $650,789, which includes construction in progress.  Currently Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders. Our trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluates the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 29, 2018, effective January 1, 2018.  Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the three months ended March 31, 2018 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $1,200 or 4.3% for the three months ended March 31, 2018, compared to same three month period in 2017.
•	Acquired one residential apartment property totaling 57 units for a total of $4,579 during the three months ended March 31, 2018.
•	Declared and paid dividends aggregating $0.254375 per common share for the first three months of 2018.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$22,349	$6,880	$29,229	$21,047	$6,982	$28,029
Real Estate Expenses
Real Estate Taxes	2,180	666	2,846	1,872	722	2,594
Property Management Fees	3,034	248	3,282	2,794	242	3,036
Utilities	2,409	385	2,794	2,145	353	2,498
Repairs and Maintenance	4,088	449	4,537	4,465	493	4,958
Insurance	498	20	518	344	24	368
Total Real Estate Expenses	12,209	1,768	13,977	11,620	1,834	13,454
Net Operating Income	$10,140	$5,112	15,252	$9,427	$5,148	14,575
Interest			4,499			4,639
Depreciation and amortization			5,350			5,363
Administration of REIT			1,155			1,503
Loss on lease terminations			—			115
Other (income)/expense			(1,010)			(245)
Net Income			$5,258			$3,200

Net Income Attributed to:
Noncontrolling Interest			$3,518			$2,143
Sterling Real Estate Trust			$1,740			$1,057
Dividends per share (1)			$0.254375			$0.2475
Earnings per share			$0.2000			$0.1300
Weighted average number of common shares			8,627			8,117

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $29,229 for the three months ended March 31, 2018 increased $1,200 or 4.3% in comparison to the same period in 2017. Residential property revenues increased $1,302 and commercial property revenues decreased $102.

The following table illustrates changes in occupancy for the three month periods indicated:

	March 31,	March 31,
	2018	2017
Residential occupancy	94.6%	94.8%
Commercial occupancy	95.5%	97.2%

Residential revenues for the three months ended March 31, 2018 increased $1,302 in comparison to the same period for 2017.  Residential properties acquired since January 1, 2017 contributed approximately $905 to the increase in total residential revenues in the three months ended March 31, 2018. Rental income from residential properties owned for more than one year increased approximately $397 in comparison to the three months ended March 31, 2017.  Residential revenues comprised 76.5% of total revenues for the three months ended March 31, 2018 compared to 75.1% of total revenues for the three months ended March 31, 2017.  The residential occupancy rates for the three months ended March 31, 2018 decreased 0.2% primarily due to considerable multifamily development in the Fargo-Moorhead market, which has caused increased competition.

For the three months ended March 31, 2018, total commercial revenues decreased $102 in comparison to the same period for 2017. Commercial revenues comprised 23.5% of the total revenues for the three months ended March 31, 2018 compared to 24.9% of total revenues for the three months ended March 31, 2017. The commercial occupancy rates for the three months ended March 31, 2018 decreased 1.7% primarily due to vacancy at an office property in Bismarck, North Dakota.

Expenses

Residential expenses from operations of $12,209 during the three months ended March 31, 2018 increased $589 or 5.1% in comparison to the same period in 2017. This increase was attributed to the increase in the number of residential properties owned during the three months ended March 31, 2018 versus the same period in 2017.  Included within this increases were real estate taxes, which increased $308 or 16.5% primarily due to real estate tax law changes in North Dakota, increases in utilities of $264 or 12.3% due to increased prices and increases in property management fees of  $240 or 8.6% due to increased competition for labor.

Commercial expenses from operations of $1,768 during the three months ended March 31, 2018 decreased $66 or 3.6% in comparison to the same period in 2017.  The decrease was primarily attributed to refund of real estate taxes related to an appeal for an office property in Bloomington, Minnesota.

Interest expense of $4,499 during the three months ended March 31, 2018 decreased $140 in comparison to the same period in 2017 due to loan payoffs made in second, third and fourth quarters of 2017. Interest expense was approximately 15.4% and 16.6% of rental income for the three months ended March 31, 2018 and 2017, respectively.

Depreciation and amortization expense decreased 0.2% from  $5,363 for the three months ended March 31, 2017 to $5,350 for the three months ended March 31, 2018. The $13 decrease was primarily attributed to the office property acquired in Bloomington, Minnesota in August 2015 which has intangible lease assets that were fully amortized in 2017.   Depreciation and amortization expense as a percentage of rental income for the three months ended March 31, 2018 and 2017 was 18.3% and 19.1%, respectively.

REIT administration expenses decreased from $1,503 for the three months ended March 31, 2017 to $1,155 for the three months ended March 31, 2018 due to an decrease in acquisition expenses.  Effective July 1, 2017, acquisitions are considered asset acquisitions and as such, transaction costs are capitalized upon closing.  For acquisitions prior to July 1, 2017, which were accounted for as business combinations, the transaction costs totaled $512 for the three months ended March 31, 2017 and are included in “Acquisition and disposition expenses” in the accompanying consolidated statement of operations and other comprehensive (loss) income.

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

Residential NOI increased $713 or 7.6% for the three months ended March 31, 2018 in comparison to the same three month period in 2017 due primarily to NOI of  $454 from properties acquired since January 1, 2017. Commercial NOI decreased $36 or 0.7% for the three months ended March 31, 2018 in comparison to the same three month period in 2017 due primarily to the sale of a retail property in Fargo, North Dakota in June 2017.

Net Income

Net income for the three months ended March 31, 2018 was $5,258 compared to $3,200 for the three months ended March 31, 2017.  The increase in net income is primarily attributable to gains of $570 recognized on an insurance claim on a residential property in Omaha, Nebraska. Additional gains will be recognized as the construction costs of this 18 unit building are incurred.  We expect the building to be substantially completed by third quarter of 2018.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the three months ended March 31, 2018

We acquired one property for a total of $4,579 during the three months ended March 31, 2018. Total consideration for the acquisitions was the issuance of approximately $1,546 in limited partnership units of the operating partnership, assumed liabilities of $54 and cash of $2,979.

Property Acquisitions and Dispositions during the three months ended March 31, 2017

We acquired four properties for a total of $8,809 during the three months ended March 31, 2017. Total consideration for the acquisitions was the issuance of approximately $6,760 in limited partnership units of the operating partnership and cash of $2,049.

See Notes 16 and 17 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the three months ended March 31, 2018 and 2017.

Construction in Progress and Development Projects

Construction in progress as of March 31, 2018 consists primarily of development and planning costs associated with phase III of a multifamily apartment community under construction in Bismarck, North Dakota and a project to rebuild a multifamily apartment building destroyed by fire in Omaha, Nebraska.  Phase I and II of the Bismarck development are completed and Phase III is still in the planning and review stages to determine if the Company will commence construction.  During the three months ended March 31, 2018, Phase I and II contributed $575 in rental revenues and had 92.5% economic occupancy.

Funds From Operations (FFO)

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

Since the introduction of the definition of FFO, the term has come to be widely used by REITs. In the view of National Association of Real Estate Investment Trusts (“NAREIT”), the use of the definition of FFO (combined with the primary GAAP presentations required by the Securities and Exchange Commission) has been fundamentally beneficial, improving the understanding of operating results of REITs among the investing public and making it easier to compare the results of one REIT with another.

While FFO applicable to common shares and limited partnership units are widely used by REITs as performance metrics, all REITs do not use the same definition of FFO or calculate FFO in the same way. The FFO reconciliation presented here is not necessarily comparable to FFO presented by other real estate investment trusts. FFO should also not be considered as an alternative to net income as determined in accordance with GAAP as a measure of a real estate investment trust’s performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO applicable to common shares and limited partnership units does not represent cash generated from operating activities in accordance with GAAP, and is not necessarily indicative of sufficient cash flow to fund a real estate investment trust’s needs or its ability to service indebtedness or to pay dividends to shareholders.

The following tables include calculations of FFO and the reconciliations to net income, for the three months ended March 31, 2018 and 2017, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended March 31, 2018			Three months ended March 31, 2017
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,740	8,627	$0.20	$1,057	8,117	$0.13

Add back:
Noncontrolling Interest - OPU	3,537	17,532		2,228	17,104
Depreciation & Amortization from continuing operations	5,350			5,363
Pro rata share of unconsolidated affiliate depreciation & amortization	94			101
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—			(3)
Funds from operations applicable to common shares and limited partnership units (FFO)	$10,721	26,159	$0.41	$8,746	25,221	$0.35

(1)	Please see Note 10 and Note 12 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

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

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash flows provided by operating activities	$6,274	$6,502
Net cash flows used in investing activities	$(4,316)	$(2,531)
Net cash flows provided by (used in) financing activities	$(5,498)	$5,665

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

Net cash provided by operating activities was $6,274 and $6,502 for the three months ended March 31, 2018 and 2017, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the three months ended March 31, 2018 and 2017 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $4,316 and $2,531 for the three months ended March 31, 2018 and 2017, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the three months ended March 31, 2018 and 2017, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $4,561 and $4,261, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $5,498 for the three months ended March 31, 2018. Net cash provided by financing activities was $5,665 for the three months ended March 31, 2017. During the three months ended March 31, 2018,  we paid $5,063 in dividends and distributions, redeemed $930 of shares and units, made mortgage principal payments of $3,831 and received net proceeds of $2,964 on short-term borrowings. For the three months ended March 31, 2017, we paid $4,673 in dividends and distributions, redeemed $419 of shares and units, received proceeds from new mortgage notes payable of $13,223, made mortgage principal payments of $2,877.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2018 to March 31, 2018 totaling $2,190 or $0.254375 per share, including amounts reinvested through the dividend reinvestment plan.  During the three months ended March 31, 2018, we paid cash dividends of $765 and dividends of $1,425 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $6,274 from our cash flows from operations and $93 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2017 to March 31, 2017 totaling $2,008 or $0.2475 per share, including amounts reinvested through the dividend reinvestment plan.  During the three months ended March 31, 2017, we paid cash dividends of $715 and dividends of $1,293 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $6,502 from our cash flows from operations and $130 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cash flows provided by operations (includes net income of $5,258 and $3,200, respectively)	$6,274	$6,502
Distributions in excess of earnings received from unconsolidated affiliates	93	130
Gain (Loss) on sales of real estate and non-real estate investments	—	(23)
Dividends declared	(2,190)	(2,008)
Excess	$4,177	$4,601

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the three months ended March 31, 2018, we declared quarterly distributions totalling $4,473 to holders of limited partnership units in our operating partnership, which we paid on April 16, 2018.  Distributions were paid at a rate of $0.254375 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the three months ended March 31, 2017, we declared quarterly distributions totalling $4,232 to holders of limited partnership units in our operating partnership, which we paid on April 15, 2017. Distributions were paid at a rate of $0.2475 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the three months ended March 31, 2018, we paid aggregate dividends of $2,190, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $10,721 for the three months ended March 31, 2018; therefore our management believes our distribution policy is sustainable over time. For the three months ended March 31, 2017, we paid aggregate dividends of $2,008 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $8,746 as of the three months ended March 31, 2017. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At March 31, 2018, our cash resources consisted of cash and cash equivalents totaling approximately $9,972. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $44,125, which could potentially be used as collateral to secure additional financing in future periods.

At March 31, 2018, there was a balance of $2,964 outstanding on the lines of credit, leaving $36,051 available and unused under the agreements.  See Note 6 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the three months ended March 31, 2018, we did not sell any common shares in a private placement. During the three months ended March 31, 2018, we issued 79,000 and 76,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $2,786.  During the three months ended March 31, 2017, we did not sell any common shares in a private placement. During the three months ended March 31, 2017, we issued 82,000 and 44,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $1,954.

During the three months ended March 31, 2018, we issued limited partnership units valued at approximately $1,546 in connection with the acquisition of properties.

During the three months ended March 31, 2017, we issued limited partnership units valued at approximately $6,760 in connection with the acquisitions of properties.

We believe we have sufficient available cash and access to both committed and uncommitted credit facilities as well as future securities issuances to cover our expected funds needs on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2018, most of our commercial leases require tenants to reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the three months ended March 31, 2018, inflation did not have a material impact on our revenues or net income.

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

As virtually all of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 15, 2018.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of March 31, 2018, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended March 31, 2018, except as noted below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $18.50, as set forth in the table below, during the three months ended March 31, 2018 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Thunder Creek, Fargo, ND	03/01/18	57	$1,546

Other Sales

During the three months ended March 31, 2018, we did not issued any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2018:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2018	2,000	6,000	$17.50	1,113,000	712,000	$5,166
February 1-28, 2018	7,000	10,000	$17.50	1,120,000	722,000	$4,863
March 1-31, 2018	26,000	2,000	$17.50	1,146,000	724,000	$9,387
Total	35,000	18,000

For the three months ended March 31, 2018, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended March 31, 2018, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $35,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The redemption price for such shares and units redeemed under the plan was fixed at $15.50 per share or unit, which was increased to $17.50 effective January 1, 2018. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statement of Shareholders’ Equity for three months ended March 31, 2018; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:May 9, 2018

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)