Form 10-Q
period 2018-06-30
Sterling Real Estate Trust
filed 2018-08-08
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2018
Common Shares of Beneficial Interest, $0.01 par value per share	8,845,663

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of June 30, 2018 (UNAUDITED) and December 31, 2017

	June 30,	December 31,
	2018	2017
	(in thousands)
ASSETS
Real estate investments, net	$641,801	$648,677
Cash and cash equivalents	13,809	12,490
Restricted deposits	10,507	8,063
Investment in unconsolidated affiliates	2,649	2,772
Due from related party	—	3
Receivables	4,633	5,113
Prepaid expenses	1,666	482
Financing and lease costs, less accumulated amortization of $1,966 in 2018 and $1,943 in 2017	706	737
Assets held for sale	4,695	—
Lease intangible assets, less accumulated amortization of $13,603 in 2018 and $12,932 in 2017	11,459	13,263
Other assets	5	5

Total Assets	$691,930	$691,605

LIABILITIES
Mortgage notes payable, net	$393,935	$394,843
Special assessments payable	486	518
Dividends payable	6,682	6,436
Due to related party	666	366
Tenant security deposits payable	4,073	4,038
Subordinated debt	175	175
Lease intangible liabilities, less accumulated amortization of $1,487 in 2018 and $1,386 in 2017	1,608	1,776
Accounts payable - trade	2,020	486
Retainage payable	170	16
Liabilities related to assets held for sale	93	—
Fair value of interest rate swaps	42	65
Deferred insurance proceeds	37	1,216
Accrued expenses and other liabilities	6,414	7,895
Total Liabilities	416,401	417,830

COMMITMENTS and CONTINGENCIES - Note 15

SHAREHOLDERS' EQUITY
Beneficial interest	93,925	90,816
Noncontrolling interest
Operating partnership	178,559	179,844
Partially owned properties	3,087	3,180
Accumulated other comprehensive loss	(42)	(65)
Total Shareholders' Equity	275,529	273,775

	$691,930	$691,605

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED June 30, 2018 and 2017 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$27,767	$27,111	$55,385	$53,518
Tenant reimbursements	1,521	1,402	3,133	3,025
	29,288	28,513	58,518	56,543
Expenses
Expenses from rental operations
Interest	4,576	4,609	9,076	9,248
Depreciation and amortization	5,283	5,381	10,633	10,744
Real estate taxes	2,898	2,607	5,744	5,203
Property management	3,898	2,991	7,180	6,026
Utilities	2,210	2,048	5,004	4,545
Repairs and maintenance	5,657	4,974	10,194	9,932
Insurance	586	368	1,103	736
Loss on lease terminations	—	31	—	146
	25,108	23,009	48,934	46,580
Administration of REIT
Administrative expenses	101	133	207	229
Advisory fees	722	704	1,440	1,400
Acquisition and disposition expenses	149	863	149	1,375
Trustee fees	14	19	34	32
Legal and accounting	103	101	413	287
	1,089	1,820	2,243	3,323
Total expenses	26,197	24,829	51,177	49,903
Income from operations	3,091	3,684	7,341	6,640
Other income (expense)
Equity in income of unconsolidated affiliates	127	157	284	369
Other income	55	26	160	51
Gain on sale of real estate and non-real estate investments	1,084	2,075	1,084	2,052
Gain on change in control of real estate investments	—	2,186	—	2,186
Gain on sale of investment in equity method investee	—	—	—	3
Gain on involuntary conversion	620	162	1,367	189
	1,886	4,606	2,895	4,850
Net income	$4,977	$8,290	$10,236	$11,490
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	3,376	5,654	6,912	7,883
Partially owned properties	(74)	(46)	(93)	(131)
Net income attributable to Sterling Real Estate Trust	$1,675	$2,682	$3,417	$3,738

Net income per common share, basic and diluted	$0.19	$0.33	$0.39	$0.46

Comprehensive income:
Net income	$4,977	$8,290	$10,236	$11,490
Other comprehensive gain - change in fair value of interest rate swaps	10	16	23	41
Comprehensive income	4,987	8,306	10,259	11,531
Comprehensive income attributable to noncontrolling interest	3,309	5,619	6,835	7,779
Comprehensive income attributable to Sterling Real Estate Trust	$1,678	$2,687	$3,424	$3,752

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED June 30, 2018 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2017	8,488	$113,995	$(23,179)	$90,816	$179,844	$3,180	$(65)	$273,775
Contribution of assets in exchange for the issuance of noncontrolling interest shares					1,546	—		1,546
Shares/units redeemed	(49)	(858)		(858)	(805)	—		(1,663)
Dividends declared			(4,407)	(4,407)	(8,938)	—		(13,345)
Dividends reinvested - stock dividend	159	2,798		2,798				2,798
Issuance of shares under optional purchase plan	117	2,159		2,159				2,159
Change in fair value of interest rate swaps							23	23
Net income			3,417	3,417	6,912	(93)		10,236
BALANCE AT JUNE 30, 2018	8,715	$118,094	$(24,169)	$93,925	$178,559	$3,087	$(42)	$275,529

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2018 and 2017 (UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net income	$10,236	$11,490
Adjustments to reconcile net income to net cash from operating activities
(Gain) on sale of real estate investments	(1,084)	(2,075)
Loss on sale of non-real estate investments	—	23
(Gain) on change in control of real estate investment	—	(2,186)
(Gain) on involuntary conversion	(1,367)	(189)
Loss on lease terminations	—	146
Equity in income of unconsolidated affiliates	(284)	(369)
Distributions of earnings of unconsolidated affiliates	284	369
Allowance for uncollectible accounts receivable	(706)	—
Depreciation	9,505	9,454
Amortization	1,099	1,258
Amortization of debt issuance costs	338	371
Effects on operating cash flows due to changes in
Due from related party	3	(24)
Receivables	895	44
Prepaid expenses	(1,184)	(650)
Other assets	—	(76)
Due to related party	300	(397)
Tenant security deposits payable	5	183
Accounts payable - trade	944	(131)
Accrued expenses and other liabilities	(1,966)	(1,276)
NET CASH PROVIDED BY OPERATING ACTIVITIES	17,018	15,965
INVESTING ACTIVITIES
Purchase of real estate investment properties	(2,979)	(1,925)
Capital expenditures and tenant improvements	(4,548)	(5,499)
Proceeds from sale of real estate investments and non-real estate investments	5,200	4,442
Proceeds from involuntary conversion	330	1,914
Investment in unconsolidated affiliates	—	(20)
Distributions in excess of earnings received from unconsolidated affiliates	124	245
Notes receivable payments received	—	41
NET CASH USED IN INVESTING ACTIVITIES	(1,873)	(802)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(149)	(333)
Principal payments on special assessments payable	(269)	(101)
Proceeds from issuance of mortgage notes payable and subordinated debt	7,064	16,152
Principal payments on mortgage notes payable	(8,223)	(12,252)
Advances on lines of credit	2,964	—
Payments on lines of credit	(2,964)	—
Proceeds from issuance of shares under optional purchase plan	2,159	1,361
Shares/units redeemed	(1,663)	(1,109)
Dividends/distributions paid	(10,301)	(9,620)
NET CASH USED IN FINANCING ACTIVITIES	(11,382)	(5,902)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	3,763	9,261
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	20,553	19,270
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$24,316	$28,531

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$13,809	$16,580
Restricted deposits	10,507	11,951
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$24,316	$28,531

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2018 and 2017 (UNAUDITED) (Continued)

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$9,068	$9,282

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$2,798	$2,546
Dividends declared and not paid	2,217	2,036
UPREIT distributions declared and not paid	4,465	4,340
UPREIT units converted to REIT common shares	—	133
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	1,546	14,378
Increase in land improvements due to increase in special assessments payable	251	185
Unrealized gain on interest rate swaps	23	41
Acquisition of assets with new financing	—	3,265
Acquisition of assets through assumption of debt and liabilities	54	1,295
Capitalized interest and real estate taxes related to construction in progress	97	94
Acquisition of assets with accounts payable	752	957

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of June 30, 2018 and December 31, 2017, Sterling owned approximately 33.18% and 32.64%, respectively, of the operating partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2018 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the three and six months ended June 30, 2018 and 2017, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and six months ended June 30, 2018. These adjustments are of a normal recurring nature.

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

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 166 properties.  The Trust’s 118 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 48 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 71.8% residential and 28.2% commercial (based on cost) and total $641,801 in real estate investments at June 30, 2018. Sterling’s current acquisition strategy and focus is solely on multifamily apartment properties.  We currently have no plans to actively market our existing commercial properties for sale.  We will consider unsolicited offers for purchase of non-multifamily properties on a case by case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	99	5,951
	Minnesota	16	3,027
	Missouri	1	164
	Nebraska	2	316
		118	9,458

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	805,000
	Arkansas	2	29,000
	Colorado	1	13,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	14	644,000
	Mississippi	1	15,000
	Nebraska	1	16,000
	Texas	1	7,000
	Wisconsin	5	63,000
		48	1,652,000

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

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Company elected to early adopt ASU 2017-01, Business Combinations, on a prospective basis as of July 1, 2017. This new guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not  considered a business and, thus, accounted for as an asset acquisition as opposed to a business combination. Under this new guidance, the Company expects most acquisitions of investment property will meet this screen and, thus, be accounted for as asset acquisitions. The Company allocates the purchase price of each acquired investment property that is accounted for as an asset acquisition based upon the relative fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market and (vi) the value of customer relationships. Asset acquisitions do not give rise to goodwill and the related transaction costs are capitalized and included with the allocated purchase price.  Acquisitions executed prior to our adoption of ASU 2017-01 as of July 1, 2017 were accounted for as business combinations. Transaction costs related to acquisitions accounted for as business combinations were expensed as incurred and included within “Administration of REIT expenses” in the accompanying consolidated statements of operations and other comprehensive income.

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

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $503 and $568 for the three months ended June 30, 2018 and 2017, respectively and $1,043 and $1,164 for the six months ended June 30, 2018 and 2017, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to real estate rental income. Amortization pertaining to above market lease intangibles of $55 and $56 for the three months ended June 30, 2018 and 2017, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $70 and $71 for the three months ended June 30, 2018 and 2017, respectively, was recorded as an increase to real estate rental income.  Amortization pertaining to above market lease intangibles of $111 and $113 for the six months ended June 30, 2018 and 2017, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $140 and $144 for the six months ended June 30, 2018 and 2017, respectively, was recorded as an increase to real estate rental income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

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

Depreciation expense for the three months ended June 30, 2018 and 2017 totaled $4,738 and $4,749, respectively. Depreciation expense for the six months ended June 30, 2018 and 2017 totaled $9,505 and $9,454, respectively.

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the six months ended June 30, 2018 and 2017.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

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

There were two properties classified as held for sale at June 30, 2018.  There were no properties classified as held for sale at December 31, 2017.  See Note 16.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings, contributions and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the six months ended June 30, 2018 and 2017.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of June 30, 2018, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of June 30, 2018 and December 31, 2017, the unconsolidated affiliates held total assets of $23,220 and $23,466 and mortgage notes payable of $17,253 and $17,470, respectively.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center as a tenant in common through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at June 30, 2018 and December 31, 2017 of $10,558 and $10,692, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2018 and December 31, 2017 of $6,695 and $6,778, respectively. The Company is jointly and severally liable for the full mortgage balance.

Receivables

Receivables consist primarily of amounts due for rent. The receivables are non-interest bearing.  Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis and reflect management’s best estimate of the amounts that will not be collected.  Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible.  Recoveries, if any, of receivables previously written off are recorded when received.  The receivables are non-interest bearing and are unsecured. As of June 30, 2018, management’s estimate of uncollectible accounts receivable was $706. As of December 31, 2017, management determined no allowance was necessary for uncollectible receivables.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at June 30, 2018 and December 31, 2017.

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

June 30, 2018 and 2017 (UNAUDITED)

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2018 and December 31, 2017 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2014.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $19 and $54 for the three months ended June 30, 2018 and 2017, respectively. The straight-line rent adjustment increased revenue by $70 and $127 the six months ended June 30, 2018 and 2017, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of June 30, 2018 and December 31, 2017 was $3,465 and $3,586, respectively. We receive payments for expense reimbursements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of June 30, 2018 and 2017, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended June 30, 2018 and 2017, Sterling’s denominators for the basic and diluted earnings per common share were approximately 8,720,000 and 8,227,000, respectively. For the six months ended June 30, 2018 and 2017, Sterling’s denominators for the basic and diluted earnings per common share were approximately 8,674,000 and 8,172,000, respectively.

Reclassifications

Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications have not changed the results of operations or equity.

Recent Accounting Pronouncements

In May 2014, the FASB and International Accounting Standards Board issued their final standard on revenue from contracts with customers, which was issued by the FASB as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the consideration to which the entity expects to be entitled for such exchange. Additionally, lease contracts are specifically excluded from ASU 2014-09. In July 2015, the FASB decided to defer the effective date for annual reporting periods beginning after December 15, 2017.  Early adoption is permitted beginning on the original effective date of periods beginning after December 15, 2016. Upon adoption, ASU 2014-09 allows for full retrospective adoption applied to all periods presented or modified retrospective adoption with the cumulative effect of initially applying the standard recognized at the date of initial application. We have performed a review of the requirements of the new guidance and have identified which of our revenue streams will be within the scope of ASU 2014-09.  We have completed an adoption plan which included a review of transactions supporting each revenue stream to determine the impact of accounting treatment under ASU 2014-09, an evaluation of the method of adoption and assessing changes that might be necessary to information technology systems, processes and internal controls to capture new data and address changes in financial reporting. We adopted this standard effective as of January 1, 2018 and have concluded that the adoption of this guidance did not have an impact on our financial position or results of operations. We concluded this standard will have an impact on the disclosure of gain/loss on sale of real estate investments upon the adoption of the update ASU 2014-09, but will not have an impact on “total real estate rental income.”

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends existing accounting standards for lease accounting, including by requiring lessees to recognize most leases on the balance sheet and making certain changes to lessor accounting. The standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with earlier application permitted. In January 2018, the FASB released an exposure

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

draft to ASU No. 2016-02 that if issued in its current form would (1) simplify transition requirements for both lessees and lessors by adding an option that would permit an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and, (2) provide a practical expedient for lessors that would permit lessors to not be required to separate nonlease components from the associated lease components if certain conditions are met. The Company is evaluating the impact of ASU No. 2016-02 on its financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18 to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption was permitted. The pronouncement requires a retrospective transition method of adoption. We adopted this standard effective January 1, 2018. Upon adoption, the Company included amounts generally described as restricted cash within the beginning-of-period, change and end-of-period total amounts on the statement of cash flows rather than within an activity on the statement of cash flows.

In August 2016, the FASB issued ASU No. 2016-15 to provide guidance for areas where there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this standard effective January 1, 2018 and have concluded that the adoption of this guidance did not have an impact on our financial position or results of operations, since the cumulative earnings approach for distributions received from equity method investees would continue to be utilized.

The new standards must be applied retrospectively to all periods presented in the financial statements.  The Company adopted the new standard effective January 1, 2018 and will continue to apply the cumulative earnings approach for distributions received from equity method investees.  While overall cash flows did not change, there were changes between cash flow classifications due primarily to restricted deposits.  As of June 30, 2017, the following cash flows were reclassified:

	Six Months Ended
	June 30, 2017
	As Originally	Reclassification	As Presented
	Presented	Adjustments	Herein
	(in thousands)
Cash Flows from Operating Activities:
Restricted deposits - tenant security deposits	$(203)	$203	$—
Restricted deposits - real estate tax and insurance escrow	$905	$(905)	$—
Net cash provided by operating activities	$16,667	$(702)	$15,965

Cash Flows from Investing Activities
Restricted deposits - exchange escrow	$(4,328)	$4,328	$—
Restricted deposits - replacement reserves	$(1,006)	$1,006	$—
Purchase of real estate investment properties	$(2,008)	$83	$(1,925)
Net cash provided by Investing activities	$(6,219)	$5,417	$(802)

Cash and cash equivalents, beginning of period	$12,034
(adjustments for restricted deposits, beginning of period)		$7,236
Cash and cash equivalents and restricted deposits, beginning of period			$19,270

Cash and cash equivalents, end of period	$16,580
(adjustments for restricted deposits, end of period)		$11,951
Cash and cash equivalents and restricted deposits, end of period			$28,531

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 3 – segment reporting

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multifamily properties. Our commercial properties include retail, office, industrial, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization and certain general and administrative expenses.  The accounting policies of each segment are consistent with those described in Note 2 of this report.

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six months ended June 30, 2018 and 2017, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended June 30, 2018			Three months ended June 30, 2017

	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$22,644	$6,644	$29,288	$21,667	$6,846	$28,513
Expenses from rental operations	13,386	1,863	15,249	11,247	1,741	12,988
Net operating income	$9,258	$4,781	$14,039	$10,420	$5,105	$15,525
Interest			4,576			4,609
Depreciation and amortization			5,283			5,381
Administration of REIT			1,089			1,820
Loss on lease terminations			—			31
Other (income)/expense			(1,886)			(4,606)
Net income			$4,977			$8,290

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$44,994	$13,524	$58,518	$42,715	$13,828	$56,543
Expenses from rental operations	25,595	3,630	29,225	22,867	3,575	26,442
Net operating income	$19,399	$9,894	$29,293	$19,848	$10,253	$30,101
Interest			9,076			9,248
Depreciation and amortization			10,633			10,744
Administration of REIT			2,243			3,323
Loss on lease terminations			—			146
Other (income)/expense			(2,895)			(4,850)
Net income			$10,236			$11,490

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of June 30, 2018	Residential	Commercial	Total
	(in thousands)
Real estate investments	$567,593	$193,199	$760,792
Accumulated depreciation	(83,163)	(35,828)	(118,991)
	$484,430	$157,371	641,801
Cash and cash equivalents			13,809
Restricted deposits and funded reserves			10,507
Investment in unconsolidated affiliates			2,649
Receivables and other assets			6,304
Financing and lease costs, less accumulated amortization			706
Intangible assets, less accumulated amortization			11,459
Total Assets			$691,930

As of December 31, 2017	Residential	Commercial	Total
	(in thousands)
Real estate investments	$557,309	$202,394	$759,703
Accumulated depreciation	(76,404)	(34,622)	(111,026)
	$480,905	$167,772	648,677
Cash and cash equivalents			12,490
Restricted deposits and funded reserves			8,063
Investment in unconsolidated affiliates			2,772
Receivables and other assets			5,603
Financing and lease costs, less accumulated amortization			737
Intangible assets, less accumulated amortization			13,263
Total Assets			$691,605

note 4 – real estate investments

As of June 30, 2018	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$73,746	$36,466	$110,212
Building and improvements	462,424	155,267	617,691
Furniture, fixtures and equipment	25,491	1,466	26,957
Construction in progress	5,932	—	5,932
	567,593	193,199	760,792
Less accumulated depreciation	(83,163)	(35,828)	(118,991)
	$484,430	$157,371	$641,801

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

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

Construction in progress as of June 30, 2018 consists primarily of development and planning costs associated with phase III of a multifamily apartment community under construction in Bismarck, North Dakota and a project to rebuild a multifamily apartment building destroyed by fire in Omaha, Nebraska.  Phase I and II of the Bismarck development are completed and Phase III is still in the planning stages and construction has not yet commenced.  The Omaha project has commenced and will consist of one 18-unit building. We have a construction contract of $2,031 for the Omaha project, of which $1,907 has been completed to date, including $170 of retainage which is included in payables at June 30, 2018.  The Omaha project was completed in the third quarter of 2018.

NOTE 5 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2018	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,958	$(12,360)	$9,598
Above-market leases	3,104	(1,243)	1,861
	$25,062	$(13,603)	$11,459
Lease Intangible Liabilities
Below-market leases	$(3,095)	$1,487	$(1,608)

	Lease	Accumulated	Lease
As of December 31, 2017	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,080	$(11,797)	$11,283
Above-market leases	3,115	(1,135)	1,980
	$26,195	$(12,932)	$13,263
Lease Intangible Liabilities
Below-market leases	$(3,162)	$1,386	$(1,776)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2018 (July 1, 2018 to December 31, 2018)	$1,035	$136
2019	1,854	264
2020	1,429	213
2021	1,132	184
2022	998	164
Thereafter	5,011	647
	$11,459	$1,608

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of June 30, 2018 was 6.0 years.

NOTE 6 – LINES OF CREDIT

We have a $27,000 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expired in June 2018; subsequent to June 30, 2018 the line of credit was renewed at $18,300 variable rate (1-month LIBOR plus 2.25%), which expires in June 2021; a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in November 2019; a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022; and a $3,200 variable rate (LIBOR plus 2.04%) line of credit agreement with Bank of the West, which expires November 2020. The lines of credit are secured by properties in Duluth, Edina, Moorhead and St. Cloud, Minnesota; and Bismarck, Dickinson, Grand Forks and Fargo, North Dakota. At June 30, 2018, there was no balance outstanding on the lines of credit, leaving $32,815 available and unused under the agreements.  Certain of the variable lines of credit have limits on availability based on collateral specific criteria.

Certain line of credit agreements includes covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of June 30, 2018, we were in compliance with all covenants.

NOTE 7 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	June 30,	December 31,
	2018	2017
	(in thousands)
Fixed rate mortgage notes payable (a)	$396,408	$397,567
Less unamortized debt issuance costs	2,473	2,724
	$393,935	$394,843

(a)	Includes $890 and $913 of variable rate mortgage debt that was swapped to a fixed rate at June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, we had 121 mortgage loans with effective interest rates ranging from 3.44% to 7.25% per annum and a weighted average effective interest rate of 4.40% per annum.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios. As of June 30, 2018, we were in compliance with all covenants.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2018 (July 1, 2018 to December 31, 2018)	$8,882
2019	25,460
2020	28,144
2021	46,040
2022	31,321
Thereafter	256,561
Total payments	$396,408

NOTE 8 – HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we have used derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing borrowings. To meet these objectives, we entered into an interest rate swap in the notional amount of $1,294 to provide a fixed rate of 7.25% that matures in April 2020.  The swap was issued at approximate market terms and thus no fair value adjustment was recorded at inception.

The carrying amount of the swap has been adjusted to its fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to accumulated comprehensive income. As of June 30, 2018 and December 31, 2017, we recorded a liability and other accumulated comprehensive loss of $42 and $65, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2018		December 31, 2017
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable, net	$393,935	$390,287	$394,843	$396,261
Fair value of interest rate swaps	$42	$42	$65	$65

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2018
Fair value of interest rate swaps	$—	$42	$—	$42
December 31, 2017
Fair value of interest rate swaps	$—	$65	$—	$65

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

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2018
Mortgage notes payable, net	$—	$—	$390,287	$390,287
December 31, 2017
Mortgage notes payable, net	$—	$—	$396,261	$396,261

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.67% to 4.79% and from 4.20% to 4.52% at June 30, 2018 and December 31, 2017, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of June 30, 2018 and December 31, 2017. The Company’s mortgage notes payable are further described in Note 7.

NOTE 10 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of June 30, 2018 and December 31, 2017, outstanding limited partnership units totaled 17,555,000 and 17,517,000 respectively. As of June 30, 2018 and 2017, the operating partnership declared distributions of $4,465 and $4,340 respectively, to limited partners which were paid on July 16, 2018 and July 17, 2017, respectively.  Distributions per unit were $0.508750 and $0.4950 during the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018,  there were no limited partnership units exchanged for common shares pursuant to redemption requests.  During the six months ended June 30, 2017, Sterling exchanged 8,000 common shares for 8,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $133.

At the sole and absolute discretion of the limited partnership, and so long our redemption plans exist, and applicable holding periods are met, Limited Partners may request the operating partnership redeem their limited partnership units.  The operating partnership may choose to offer the Limited Partner: (i) cash for the redemption or, at the request of the Limited Partner, (2) offer shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

common share (the “Exchange Request”).  The Exchange Request shall be exercised pursuant to a Notice of Exchange.  If the issuance of Sterling common shares pursuant to an Exchange Request will cause the shareholder to exceed the ownership limitations, among other reasons, payment will be made to the Limited Partner in cash.  No Limited Partner may exercise an Exchange Request more than twice during any calendar year, and Exchange Requests may not be made for less than 1,000 limited partnership units.  If a Limited Partner owns fewer than 1,000 limited partnership units, all of the limited partnership units held by the Limited Partner must be exchanged pursuant to the Exchange Request.

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

During the six months ended June 30, 2018 and 2017, the Company redeemed 49,000 and 31,000 common shares valued at $858 and $471.  In addition, during the six months ended June 30, 2018 and 2017, the Company redeemed 46,000 and 42,000 units valued at $805 and $638.

NOTE 12 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of June 30, 2018 and December 31, 2017, there were 8,715,000 and 8,488,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.508750 per share and $0.4950 per share for the six months ended June 30, 2018 and 2017, respectively.

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $10 per

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

fiscal quarter without our prior approval. The purchase price per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. In addition, participants may not, in any calendar year, purchase or receive via transfer more than $40 in Common Shares derived from the rights granted to Participants.  The estimated value per common share was $18.50 and $16.50 at June 30, 2018 and December 31, 2017, respectively. See discussion of determination of estimated value in Note 17. Therefore, the purchase price per common share for dividend reinvestments was $17.58 and $15.68 and for additional optional cash purchases was $18.50 and $16.50 at June 30, 2018 and December 31, 2017, respectively.

The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten-day notice to participants.

In the six months ended June 30, 2018,  159,000 shares were issued pursuant to dividend reinvestments and 117,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the six months ended June 30, 2017, 165,000 shares were issued pursuant to dividend reinvestments and 84,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 14 – RELATED PARTY TRANSACTIONS

Property Management Fees

During the six months ended June 30, 2018 and 2017, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed by GOLDMARK. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the six months ended June 30, 2018 and 2017, we paid management fees of $6,409 and $5,560, respectively, to GOLDMARK Property Management.  In addition, during the six months ended June 30, 2018 and 2017, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $2,581 and $2,379, respectively.

Board of Trustee Fees

We incurred Trustee fees of $34 and $32 during the six months ended June 30, 2018 and 2017, respectively.  As of June 30, 2018, and December 31, 2017 we owed our Trustees $30 and $23 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 29, 2018, effective January 1, 2018, and amended on June 21, 2018.

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

TC = Total Project Cost

Management Fees

During the six months ended June 30, 2018 and 2017, we incurred advisory management fees of $1,440 and $1,400 with Sterling Management, LLC, our Advisor. As of June 30, 2018 and December 31, 2017, we owed our Advisor $483 and $238, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.  During the six months ended June 30, 2018 and 2017, we reimbursed the Advisor for operating costs totaling $15 and $5, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Acquisition Fees

During the six months ended June 30, 2018 and 2017, we incurred acquisition fees of $114 and $503, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of June 30, 2018 or December 31, 2017.

Financing Fees

During the six months ended June 30, 2018 and 2017, we incurred financing fees of $25 and $54 with our Advisor for loan financing and refinancing activities. As of June 30, 2018, we owed our Advisor $21 for unpaid financing fees. There were no financing fees owed to our Advisor as of December 31, 2017.

Disposition Fees

During the six months ended June 30, 2018 and 2017, we incurred $130 and $110 in disposition fees with our Advisor, respectively. See Note 16. There were no disposition fees owed to our Advisor as of June 30, 2018 or December 31, 2017.

Development Fees

During the six months ended June 30, 2018, there were no development fees incurred with our Advisor. During the six months ended June 30, 2017, we incurred $344 in development fees incurred with our Advisor. As of both June 30, 2018, and December 31, 2017, we owed our Advisor a total of $104 for unpaid development fees, of which the entire amount was for unpaid development fees as part of a 10% hold back, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the six months ended June 30, 2018, we issued directly or indirectly 42,000 operating partnership units to an entity affiliated with Messr. Regan,  one of our trustees, in connection with the acquisition of a property. The aggregate value of these units was $773.

During the six months ended June 30, 2017, we issued directly or indirectly 402,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, and Messr. Swenson, one of our former officers, in connection with the acquisition of various properties. The aggregate value of these units was $6,425.

Commissions

During the six months ended June 30, 2018, there were no real estate commissions incurred that were owed to GOLDMARK Commercial Real Estate Services, Inc. (f/k/a GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.) which is controlled by Messrs. Regan and Wieland.  During the six months ended June 30, 2017, we incurred real estate commissions of $549 owed to GOLDMARK Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of June 30, 2018 and December 31, 2017.

Rental Income

During the six months ended June 30, 2018 and 2017, we received rental income of $25 and $23, respectively, under an operating lease agreement with our Advisor.

During the six months ended June 30, 2018 and 2017, we received rental income of $27 and $27, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

During the six months ended June 30, 2018 and 2017, we received rental income of $115 and $109, respectively, under operating lease agreements with GOLDMARK Property Management.

Construction Costs

There were no constructions costs incurred during the six months ended June 30, 2018 to GOLDMARK Development, which is controlled by Messrs. Regan and Wieland.  As of December 31, 2017, since Phase II of the Bismarck, North Dakota development project’s inception through its completion in August 2017, we incurred total costs of  $8,997 related to the construction of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development.    There was no retainage or unpaid construction fees owed to GOLDMARK Development as of June 30, 2018 and December 31, 2017.

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

NOTE 16 – DISPOSITIONS

During the six months ended June 30, 2018, the Company entered into two purchase agreements to sell one retail property located in Austin, Texas and one office property located in Bismarck, North Dakota. These properties qualified for held for sale accounting treatment on or prior to June 30, 2018, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with these properties were separately classified as held for sale in the consolidated

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

balance sheet as of June 30, 2018.  Subsequent to June 30, 2018, the operating partnership sold the retail property in Austin, Texas for approximately $3,615 and sold the office property in Bismarck, North Dakota for approximately $4,250.

During the six months ended June 30, 2018, the operating partnership sold an industrial property located in Redwood Falls, Minnesota for approximately $5,200 and recognized a gain of $1,084.

During the second quarter ended June 30, 2017, the operating partnership sold the Fargo, North Dakota retail property for approximately $4,400 and recognized a gain of $2,072.

The following table presents the assets and liabilities associated with the investment properties held for sale:

	June 30,	December 31,
	2018	2017
	(in thousands)
ASSETS
Real estate investments	$4,411	$—
Receivables	119	—
Financing and lease costs, less accumulated amortization of $85 in 2018	7	—
Lease intangible assets, less accumulated amortization of $219 in 2018	158	—

Total Assets	$4,695	$—

LIABILITIES
Special assessments payable	$16	$—
Unfavorable leases, less accumulated amortization of $39 in 2018	28	—
Accounts payable - trade	7	—
Accrued expenses and other liabilities	41	—

Total Liabilities	$92	$—

NOTE 17 – ACQUISITIONS

The Company closed on the following acquisitions during the six months ended June 30, 2018:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

3/1/18	Thunder Creek Apartments	Fargo, ND	Apartment complex	57 units	$4,460	$4,460	(a)

(a)	Acquisition price does not include capitalized costs and adjustments of $119.

Total consideration given for acquisitions through June 30, 2018 was completed through issuing approximately 84,000 limited partnership units of the operating partnership valued at $18.50 per unit for an aggregate consideration of approximately $1,546, assumed liabilities of $54 and cash of $2,979. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

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

   Total consideration given for acquisitions through June 30, 2017 was completed through issuing approximately 603,000 limited partnership units of the operating partnership valued at $16.00 per unit for an aggregate consideration of approximately $9,651, new loans of $2,392 and cash of $2,008. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance.

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

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Six Months Ended
	June 30,
	2018	2017

Land, building, tenant improvements and FF&E	$4,579	$14,051
Other liabilities	(54)	-
Net assets acquired	4,525	14,051
Equity/limited partnership unit consideration	(1,546)	(9,651)
New loans	-	(2,392)

Net cash consideration	$2,979	$2,008

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first six months of 2018 and 2017.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first six months of 2018 and 2017.  In determining this value, the Board relied

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

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

Furthermore, in reaching an estimate of the value of the shares and limited partnership units, the Board applied a liquidity discount to one valuation scenario in order to reflect the fact that the shares and limited partnership units are not currently traded on a national securities exchange and did not consider: a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the limited partnership units or common shares on a national securities exchange or a merger or sale of our portfolio.

NOTE 18 - SUBSEQUENT EVENTS

On July 16, 2018, we paid a dividend or distribution of $0.254375 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on June 30, 2018.

On July 16, 2018, the operating partnership sold a retail property in Austin, Texas for approximately $3,615.

On July 20, 2018, the operating partnership sold an office property in Bismarck, North Dakota for approximately $4,250.

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

June 30, 2018 and 2017 (UNAUDITED)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include but are not limited to: (i) trends affecting our financial condition or results of operations; (ii) our business and growth strategies; (iii) the real estate industry; (iv) our financing plans; and (v) other risks detailed in the Company’s periodic reports filed with the Securities and Exchange Commission.  The words “believe”, “expect”, “anticipate”, “may”, “plan”, “should”, and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 33.18% of the operating partnership as of June 30, 2018.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of June 30, 2018, approximately 71.8% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of June 30, 2018, approximately 28.2% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 166 properties containing 9,458 apartment units and approximately 1,652,000 square feet of leasable commercial space as of June 30, 2018.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $641,801, which includes construction in progress. Sterling’s current acquisition strategy and focus is solely on multifamily apartment properties.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders. Our trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluates the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees), effective January 1, 2018.  The agreement currently expires March 31, 2019.  Our Board of Trustees has provided investment guidance for the Advisor to follow and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent.

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

Interests in Other Real Estate Programs

Leadership and entities owned by Leadership may, in the future, acquire real estate investments for their own accounts, and have done so in the past.  Furthermore, Leadership and entities owned or managed by Leadership may form additional real estate investment entities in the future, including additional REITs, which can be expected to have the same or similar investment objectives and policies as we do, and which may be involved in the same geographic areas.  Leadership is not obligated to present to us any particular investment opportunity that comes to their attention, unless such opportunity is of a character that might be suitable for investment by us.  Leadership likely will experience conflicts of interest as they simultaneously perform services for us and Other Real Estate Related Activities.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six months ended June 30, 2018 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $1,975 or 3.5% for the six months ended June 30, 2018, compared to same six month period in 2017.
•	Acquired one residential apartment property totaling 57 units for a total of $4,579 during the six months ended June 30, 2018.
•	Disposed of an industrial property located in Redwood Falls, Minnesota and recognized a gain of $1,084 (see Note 16 to the consolidated financial statements).

•	Declared and paid dividends aggregating $0.508750 per common share for the first six months of 2018.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$22,644	$6,644	$29,288	$21,667	$6,846	$28,513
Real Estate Expenses
Real Estate Taxes	2,194	704	2,898	1,890	717	2,607
Property Management	3,688	210	3,898	2,803	188	2,991
Utilities	1,859	351	2,210	1,721	327	2,048
Repairs and Maintenance	5,083	574	5,657	4,488	486	4,974
Insurance	562	24	586	345	23	368
Total Real Estate Expenses	13,386	1,863	15,249	11,247	1,741	12,988
Net Operating Income	$9,258	$4,781	14,039	$10,420	$5,105	15,525
Interest			4,576			4,609
Depreciation and amortization			5,283			5,381
Administration of REIT			1,089			1,820
Loss on lease terminations			—			31
Other (income)/expense			(1,886)			(4,606)
Net Income			$4,977			$8,290

Net Income Attributed to:
Noncontrolling Interest			$3,302			$5,608
Sterling Real Estate Trust			$1,675			$2,682
Dividends per share (1)			$0.254375			$0.2475
Earnings per share			$0.19			$0.33
Weighted average number of common shares			8,720			8,227

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $29,288 for the three months ended June 30, 2018 increased $775 or 2.7% in comparison to the same period in 2017. Residential property revenues increased $977 and commercial property revenues decreased $202.

The following table illustrates changes in occupancy for the three month periods indicated:

	June 30,	June 30,
	2018	2017
Residential occupancy	94.0%	95.7%
Commercial occupancy	95.1%	97.0%

Residential revenues for the three months ended June 30, 2018 increased $977 in comparison to the same period for 2017.  Residential properties acquired since January 1, 2017 contributed approximately $652 to the increase in total residential revenues in the three months ended June 30, 2018.  Rental income from residential properties owned for more than one year increased approximately $325  in comparison to the three months ended June 30, 2017.  Residential revenues comprised 77.3% of total revenues for the three months ended June 30, 2018 compared to 76.0% of total revenues for the three months ended June 30, 2017.  The residential occupancy rates for the three months ended June 30, 2018 decreased 1.7% primarily due to considerable multifamily development in the Fargo-Moorhead market, which has caused increased competition.

For the three months ended June 30, 2018 total commercial revenues decreased $202 in comparison to the same period for 2017. Commercial revenues comprised 22.7% of the total revenues for the three months ended June 30, 2018 compared to 24.0% of total revenues for the three months ended June 30, 2017.  The commercial occupancy rates for the three months ended June 30, 2018 decreased 1.9% primarily due to vacancy at an office property in Bismarck, North Dakota.

Sterling’s portfolio has experienced increased competition from development of new properties in a mature real estate cycle within both the commercial and residential markets.  This has contributed to a year-over-year decrease in residential and commercial occupancy of 1.7% and 1.9% respectively, which is still performing favorably above market averages.

Expenses

Residential expenses from operations of $13,386 during the three months ended June 30, 2018 increased $2,139 or 19.0% in comparison to the same period in 2017. This increase was attributed to the increase in number of residential properties owned during the three months ended June 30, 2018 versus the same period in 2017.   Included within these increases were real estate taxes, which increased $304 or 16.1% primarily due to real estate tax law changes in North Dakota and increases in property insurance of $217 or 62.9% due to increased premiums. In addition, we have seen increases in property management fees of $885 or 31.6%; Our property management fees remain unchanged; however, other property management related expenses have increased due to increased competition for labor and estimates for allowances on uncollectible receivables.

Commercial expenses from operations of $1,863 during the three months ended June 30, 2018 increased $122 or 7.0% in comparison to the same period in 2017.  The increase was primarily attributed to increases in repairs and maintenance expenses which increased $88 or 18.1% due to increased snow removal costs at Bismarck, North Dakota and Minneapolis, Minnesota properties.

Interest expense of $4,576 during the three months ended June 30, 2018 decreased $33 in comparison to the same period in 2017 due to decreased levels of debt outstanding (an aggregate decrease of $5,080).   Interest expense was approximately 15.6% and 16.2% of rental income for the three months ended June 30, 2018 and 2017,  respectively.

Depreciation and amortization expense decreased 1.8% from $5,381 for the three months ended June 30, 2017 to $5,283 for the three months ended June 30, 2018. The decrease was primarily a result of a $88 decrease in amortization related to lease intangibles that are fully amortized.  Amortization expense will continue to decrease as lease intangibles become fully amortized.

REIT administration expenses decreased from $1,820 for the three months ended June 30, 2017 to $1,089 for the three months ended June 30, 2018 due to a decrease in acquisition expenses. Effective July 1, 2017, acquisitions are considered asset acquisitions and as such, transaction costs are capitalized upon closing.  For acquisitions prior to July 1, 2017, which were accounted for as business combinations, the transaction costs totaled $619 for the three months ended June 30, 2017 and are included in “Acquisition and disposition expenses” in the accompanying consolidated statement of operations and other comprehensive (loss) income.

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

Residential NOI decreased $1,162 or 11.2% for the three months ended June 30, 2018 in comparison to the same three month period in 2017 primarily as a result of an increase in operating expenses.  Commercial NOI decreased  $324 or 6.3% for the three months ended June 30, 2018 in comparison to the same three month period in 2017. The decrease was primarily due primarily to the sale of a retail property in Fargo, North Dakota in June 2017.

Net Income

Net income for the three months ended June 30, 2018 was $4,977 compared to $8,290 for the three months ended June 30, 2017.  The decrease in net income is primarily attributable to a $2,075 gain on the sale of real estate and non-real estate investments and a $2,186 gain on the change in control over real estate investments during the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2018

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$44,994	$13,524	$58,518	$42,715	$13,828	$56,543
Real Estate Expenses
Real Estate Taxes	4,374	1,370	5,744	3,764	1,439	5,203
Property Management	6,723	457	7,180	5,596	430	6,026
Utilities	4,268	736	5,004	3,865	680	4,545
Repairs and Maintenance	9,172	1,022	10,194	8,953	979	9,932
Insurance	1,058	45	1,103	689	47	736
Total Real Estate Expenses	25,595	3,630	29,225	22,867	3,575	26,442
Net Operating Income	$19,399	$9,894	29,293	$19,848	$10,253	30,101
Interest			9,076			9,248
Depreciation and amortization			10,633			10,744
Administration of REIT			2,243			3,323
Loss on lease terminations			—			146
Other (income)/expense			(2,895)			(4,850)
Net Income			$10,236			$11,490

Net Income Attributed to:
Noncontrolling Interest			$6,819			$7,752
Sterling Real Estate Trust			$3,417			$3,738
Dividends per share (1)			$0.508750			$0.4950
Earnings per share			$0.3900			$0.4600
Weighted average number of common shares			8,674			8,172

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $58,518 for the six months ended June 30, 2018 increased $1,975 or 3.5% in comparison to the same period in 2017. Residential property revenues increased $2,279 and commercial property revenues decreased $304.

The following table illustrates changes in occupancy for the six month periods indicated:

	June 30,	June 30,
	2018	2017
Residential occupancy	94.1%	95.7%
Commercial occupancy	95.3%	97.1%

Residential revenues for the six months ended June 30, 2018 increased $2,279 in comparison to the same period for 2017.  Residential properties acquired since January 1, 2017 contributed approximately $1,556 to the increase in total residential revenues in the six months ended June 30, 2018. Rental income from residential properties owned for more than one year increased approximately $723 in comparison to the six months ended June 30, 2017.  Residential revenues comprised 76.9% of total revenues for the six months ended June 30, 2018 compared to 75.5% of total revenues for the six months ended June 30, 2017.

For the six months ended June 30, 2018, total commercial revenues decreased $304 in comparison to the same period for 2017.  The decrease was primarily attributable to the sale of a retail property in June 2017. Commercial revenues comprised 23.1% of the total revenues for the six months ended June 30, 2018 compared to 24.5% of total revenues for the six months ended June 30, 2017.

Sterling’s portfolio has experienced increased competition from development of new properties in a mature real estate cycle within both the commercial and residential markets.  This has contributed to a year-over-year decrease in residential and commercial occupancy of 1.6% and 1.8% respectively, which is still performing favorably above market averages.

Expenses

Residential expenses from operations of $25,595 during the six months ended June 30, 2018 increased $2,728 or 11.9% in comparison to the same period in 2017. This increase was attributable to the increase in the number of residential properties owned during the six months ended June 30, 2018 versus the same period in 2017.   Included within these increases were real estate taxes, which increased $610 or 16.2% primarily due to real estate tax law changes in North Dakota, increases in utilities of $403 or 10.4% due to increased prices and increases in property insurance of $369 or 53.6%. In addition, we have increases in property management fees of $1,127 or 20.1%. Our property management fees remain unchanged; however, other property management related expenses have increased due to increased competition for labor and estimates for allowances on uncollectible receivables.

Commercial expenses from operations of $3,630 during the six months ended June 30, 2018 increased $55 or 1.5% in comparison to the same period in 2017.  The increase was not attributed to one specific expense type but reflects an overall increase in operating expenses.

Interest expense of $9,076 during the six months ended June 30, 2018 decreased $172 in comparison to the same period in 2017 due to decreased levels of debt outstanding. Interest expense was approximately 15.5% and 16.4% of rental income for the six months ended June 30, 2018 and 2017, respectively.

Depreciation and amortization expense decreased 1.0% from $10,744 for the six months ended June 30, 2017 to $10,633 for the six months ended June 30, 2018. The $111 decrease was primarily a result of a $162 decrease in amortization related to lease intangibles that are fully amortized.  Amortization expense will continue to decrease as lease intangibles become fully amortized.   Depreciation and amortization expense as a percentage of rental income for the six months ended June 30, 2018 and 2017 was relatively consistent at 18.2% and 19.0%, respectively.

Other income (expense) decreased 40.3% from $4,850 for the six months ended June 30, 2017 to $2,895 for the six months ended June 30, 2018.  During the six months ended June 30, 2018, the Company recognized a net gain of $1,084 on the sale of real estate investments and a gain on involuntary conversion of $1,367.  In comparison, the Company’s other income (expense) during the six months ended June 30, 2017 included a net gain of $2,049 incurred in connection with the sale of a retail property in June 2017 and the sale of vehicles in January 2017.  In addition, other income in the prior period included a $2,186 gain on change in control over a real estate investment.

REIT administration expenses decreased from $3,323 for the six months ended June 30, 2017 to $2,243 for the six months ended June 30, 2018 due to a decrease in acquisition expenses.  Effective July 1, 2017, acquisitions are considered asset acquisitions and as such, transaction costs are capitalized upon closing.  For acquisitions prior to July 1, 2017, which were accounted for as business combinations, the transaction costs totaled $1,131 for the six months ended

June 30, 2017 and are included in “Acquisition and disposition expenses” in the accompanying consolidated statement of operations and other comprehensive (loss) income.

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

Residential NOI decreased $449 or 2.3% for the six months ended June 30, 2018 in comparison to the same six month period in 2017 primarily as a result of an increase in operating expenses. Commercial NOI decreased $359 or 3.5% for the six months ended June 30, 2018 in comparison to the same six month period in 2017 due primarily attributed to the sale of a retail property located in Fargo, North Dakota in June 2017.

Net Income

Net income for the six months ended June 30, 2018 was $10,236 compared to $11,490 for the six months ended June 30, 2017.  During the six months ended June 30, 2018, the Company recognized a net gain of $1,084 on the sale of real estate investments and a gain on involuntary conversion of $1,367.  In comparison, the Company’s other income (expense) during the six months ended June 30, 2017 included a net gain of $2,049 incurred in connection with the sale of a retail property in June 2017 and the sale of vehicles in January 2017.  In addition, the prior year period, other income included a $2,186 gain on change in control over a real estate investment.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the six months ended June 30, 2018

We acquired one property for a total of $4,579 during the six months ended June 30, 2018. Total consideration for the acquisition was the issuance of approximately  $1,546 in limited partnership units of the operating partnership, assumed liabilities of $54 and cash of $2,979.

During the six months ended June 30, 2018, the operating partnership sold an industrial property in Redwood Falls, Minnesota for approximately $5,200 and recognized a gain of $1,084.

Property Acquisitions and Dispositions during the six months ended June 30, 2017

We acquired nine properties for a total of $13,968 during the six months ended June 30, 2017. Total consideration for the acquisitions was the issuance of approximately $9,651 in limited partnership units of the operating partnership, new loans of $2,392, (includes $872 loan from property acquired through change in control of real estate) and cash of $1,925.  In addition, there was a change in control over a real estate investment, with the operating partnership acquiring the other tenant in common’s 59.74% ownership interest in a 144 unit property (See Note 2 and 17 of the consolidated financial statements). We estimated the property had a fair value of approximately $10,080.  The operating partnership assumed a loan of $1,295 and issued $4,727 of limited partnership units for a total purchase price of approximately $6,022.  The Company accounted for this as a business combination and recognized a gain on change in control of real estate investment of $2,186 in the second quarter of 2017 as a result of remeasuring the carrying value to fair value.

During the six months ended June 30, 2017, the operating partnership sold a retail property in Fargo, North Dakota for approximately $4,400 and recognized a gain of $2,075.

See Notes 16 and 17 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the six months ended June 30, 2018 and 2017.

Construction in Progress and Development Projects

Construction in progress as of June 30, 2018 consists primarily of development and planning costs associated with phase III of a multifamily apartment community under construction in Bismarck, North Dakota and a project to rebuild a multifamily apartment building destroyed by fire in Omaha, Nebraska.  Phase I and II of the Bismarck development are completed and Phase III is still in the planning and review stages to determine if the Company will commence construction.  During the six months ended June 30, 2018, Phase I and II contributed $1,165 in rental revenues and had 93.8% economic occupancy.

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

While FFO applicable to common shares and limited partnership units are widely used by REITs as performance metrics, all REITs do not use the same definition of FFO or calculate FFO in the same way. The FFO reconciliation presented here is not necessarily comparable to FFO presented by other real estate investment trusts. FFO should also not be considered as an alternative to net income as determined in accordance with GAAP as a measure of a real estate investment trust’s performance, but rather should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO applicable to common shares and limited partnership units does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of sufficient cash flow to fund a real estate investment trust’s needs or its ability to service indebtedness or to pay dividends to shareholders.

The following tables include calculations of FFO, and the reconciliations to net income, for the three and six months ended June 30, 2018 and 2017, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2018			Three months ended June 30, 2017
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,675	8,720	$0.19	$2,682	8,227	$0.33

Add back:
Noncontrolling Interest - OPU	3,376	17,567		5,654	17,357
Depreciation & Amortization from continuing operations	5,283			5,381
Pro rata share of unconsolidated affiliate depreciation & amortization	94			93
Loss on sale of depreciable real estate investments	—			—
Loss on impairment of real estate investments	—			—
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1,084)			(4,261)
Funds from operations applicable to common shares and limited partnership units (FFO)	$9,344	26,287	$0.36	$9,549	25,584	$0.37

(1)	Please see Note 10 and Note 12 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

	Six months ended June 30, 2018			Six months ended June 30, 2017
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$3,417	8,674	$0.39	$3,738	8,172	$0.46

Add back:
Noncontrolling Interest - OPU	6,912	17,550		7,883	17,231
Depreciation & Amortization from continuing operations	10,633			10,744
Pro rata share of unconsolidated affiliate depreciation & amortization	188			195
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1,084)			(4,264)
Funds from operations applicable to common shares and limited partnership units (FFO)	$20,066	26,224	$0.77	$18,296	25,403	$0.72

(1)	Please see Note 10 and Note 12 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

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

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash flows provided by operating activities	$17,018	$15,965
Net cash flows used in investing activities	$(1,873)	$(802)
Net cash flows used in financing activities	$(11,382)	$(5,902)

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

Net cash provided by operating activities was $17,018 and $15,965 for the six months ended June 30, 2018 and 2017, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the six months ended June 30, 2018 and 2017 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $1,873 and $802 for the six months ended June 30, 2018 and 2017, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the six months ended June 30, 2018 and 2017, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $7,527 and $7,424, respectively.  In addition, during the six months ended June 30, 2018, proceeds of $5,200 were generated from the sale of one commercial industrial property and were deposited into a 1031 exchange escrow at June 30, 2018.  In addition, during the six months ended June 30, 2018, proceeds of $330 were received from involuntary conversions.  During the six months ended June 30, 2017, proceeds of $4,442 were generated from the sale of one commercial retail property and the sale of vehicles.  In addition, during the six months ended June 30, 2017, proceeds of $1,914 were received from involuntary conversions.  The majority of the proceeds were related to one property that was damaged in 2016.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $11,382 and $5,902 for the six months ended June 30, 2018 and 2017, respectively. During the six months ended June 30, 2018,  we paid $10,301 in dividends and distributions, redeemed $1,663 of shares and units, received proceeds from new mortgage notes payable of $7,064, and made mortgage principal payments of $8,223. For the six months ended June 30, 2017, we paid $9,620 in dividends and distributions, redeemed $1,109 of shares and units, received proceeds from new mortgage notes payable of $16,152, and made mortgage principal payments of $12,252.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2018 to June 30, 2018 totaling $4,407 or $0.508750 per share, including amounts reinvested through the dividend reinvestment plan.  During the six months ended June 30, 2018, we paid cash dividends of $1,524 and dividends of $2,883 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $17,018 from our cash flows from operations and $124 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2017 to June 30, 2017 totaling $4,044 or $0.4950 per share, including amounts reinvested through the dividend reinvestment plan.  During the six months ended June 30, 2017, we paid cash dividends of $1,461 and dividends of $2,583 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $15,965 from our cash flows from operations and $245 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Cash flows provided by operations (includes net income of $10,236 and $11,490, respectively)	$17,018	$15,965
Distributions in excess of earnings received from unconsolidated affiliates	124	245
Gain (Loss) on sales of real estate and non-real estate investments	1,084	2,052
Dividends declared	(4,407)	(4,044)
Excess	$13,819	$14,218

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2018, we declared quarterly distributions totaling  $8,938 to holders of limited partnership units in our operating partnership, which we paid on April 16 and July 16,  2018.  Distributions were paid at a rate of $0.254375 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the six months ended June 30, 2017, we declared quarterly distributions totaling  $8,572 to holders of limited partnership units in our operating partnership, which we paid on April 17 and July 17, 2017. Distributions were paid at a rate of $0.2475 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the six months ended June 30, 2018, we paid aggregate dividends of $4,407, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $20,066;  therefore, our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2017, we paid aggregate dividends of $4,044 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $18,296 as of the six months ended June 30, 2017.  For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At June 30, 2018, our cash resources consisted of cash and cash equivalents totaling approximately $13,809. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $35,962, which could potentially be used as collateral to secure additional financing in future periods.

At June 30, 2018, there was no balance outstanding on the lines of credit, leaving $32,815 available and unused under the agreements.  See Note 6 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the six months ended June 30, 2018, we did not sell any common shares in a private placement. During the six months ended June 30, 2018, we issued 159,000 and 117,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $4,957.  During the six months ended June 30, 2017, we did not sell any common shares in a private placement.  During the six months ended June 30, 2017, we issued 165,000 and 84,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $3,907.

During the six months ended June 30, 2018, we issued limited partnership units valued at approximately $1,546 in connection with the acquisition of one property.

During the six months ended June 30, 2017, we issued limited partnership units valued at approximately $14,378 in connection with the acquisitions of properties and one property that had a change in control.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2018, most of our commercial leases require tenants to reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the six months ended June 30, 2018, inflation did not have a material impact on our revenues or net income.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of June 30, 2018, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended June 30, 2018.

Other Sales

During the three months ended June 30, 2018, we did not issue any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended June 30, 2018:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
April 1-30, 2018	4,000	7,000	$17.50	1,150,000	730,000	$9,207
May 1-31, 2018	6,000	6,000	$17.50	1,156,000	736,000	$9,005
June 1-30, 2018	4,000	16,000	$17.50	1,160,000	752,000	$8,654
Total	14,000	29,000

For the three months ended June 30, 2018, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended June 30, 2018, all common shares and units redeemed were redeemed as part of the publicly announced plans.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statement of Shareholders’ Equity for six months ended June 30, 2018; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 8, 2018

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)