Form 10-Q
period 2018-09-30
Sterling Real Estate Trust
filed 2018-11-08
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
Common Shares of Beneficial Interest, $0.01 par value per share	8,978,507

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, 2018 (UNAUDITED) and December 31, 2017

	September 30,	December 31,
	2018	2017
	(in thousands)
ASSETS
Real estate investments, net	$643,540	$648,677
Cash and cash equivalents	16,297	12,490
Restricted deposits	14,811	8,063
Investment in unconsolidated affiliates	2,765	2,772
Due from related party	47	3
Receivables	4,110	5,113
Prepaid expenses	1,141	482
Financing and lease costs, less accumulated amortization of $1,981 in 2018 and $1,943 in 2017	742	737
Lease intangible assets, less accumulated amortization of $13,389 in 2018 and $12,932 in 2017	11,536	13,263
Other assets	1,312	5

Total Assets	$696,301	$691,605

LIABILITIES
Mortgage notes payable, net	$393,477	$394,843
Special assessments payable	622	518
Dividends payable	6,718	6,436
Due to related party	466	366
Tenant security deposits payable	4,072	4,038
Subordinated debt	175	175
Lease intangible liabilities, less accumulated amortization of $1,549 in 2018 and $1,386 in 2017	1,540	1,776
Accounts payable - trade	1,398	486
Retainage payable	—	16
Fair value of interest rate swaps	33	65
Deferred insurance proceeds	35	1,216
Accrued expenses and other liabilities	9,775	7,895
Total Liabilities	418,311	417,830

COMMITMENTS and CONTINGENCIES - Note 15

SHAREHOLDERS' EQUITY
Beneficial interest	96,252	90,816
Noncontrolling interest
Operating partnership	179,195	179,844
Partially owned properties	2,576	3,180
Accumulated other comprehensive loss	(33)	(65)
Total Shareholders' Equity	277,990	273,775

	$696,301	$691,605

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED September 30, 2018 and 2017 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$27,790	$27,088	$83,175	$80,606
Tenant reimbursements	1,464	1,567	4,597	4,592
	29,254	28,655	87,772	85,198
Expenses
Expenses from rental operations
Interest	4,557	4,690	13,632	13,938
Depreciation and amortization	5,274	5,427	15,907	16,170
Real estate taxes	2,889	3,186	8,633	8,389
Property management	3,361	3,137	10,541	9,163
Utilities	1,960	1,918	6,965	6,463
Repairs and maintenance	5,599	6,170	15,793	16,103
Insurance	590	376	1,693	1,112
Loss on lease terminations	—	—	—	146
	24,230	24,904	73,164	71,484
Administration of REIT
Administrative expenses	154	61	361	290
Advisory fees	727	714	2,167	2,114
Acquisition and disposition expenses	434	—	583	1,375
Trustee fees	19	12	53	44
Legal and accounting	126	98	539	385
	1,460	885	3,703	4,208
Total expenses	25,690	25,789	76,867	75,692
Income from operations	3,564	2,866	10,905	9,506
Other income (expense)
Equity in income of unconsolidated affiliates	161	373	445	743
Other income	45	20	206	70
Gain (loss) on sale of real estate and non-real estate investments	3,214	(3)	4,298	2,049
Gain on change in control of real estate investments	—	—	—	2,186
Gain on sale of investment in equity method investee	—	—	—	3
Gain on involuntary conversion	100	—	1,467	189
	3,520	390	6,416	5,240
Net income	$7,084	$3,256	$17,321	$14,746
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	4,739	2,264	11,651	10,147
Partially owned properties	(34)	(90)	(127)	(222)
Net income attributable to Sterling Real Estate Trust	$2,379	$1,082	$5,797	$4,821

Net income per common share, basic and diluted	$0.27	$0.13	$0.66	$0.59

Comprehensive income:
Net income	$7,084	$3,256	$17,321	$14,746
Other comprehensive gain - change in fair value of interest rate swaps	8	17	32	57
Comprehensive income	7,092	3,273	17,353	14,803
Comprehensive income attributable to noncontrolling interest	4,710	2,185	11,546	9,964
Comprehensive income attributable to Sterling Real Estate Trust	$2,382	$1,088	$5,807	$4,839

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED September 30, 2018 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2017	8,488	$113,995	$(23,179)	$90,816	$179,844	$3,180	$(65)	$273,775
Shares issued pursuant to trustee compensation plan	3	57		57				57
Contribution of assets in exchange for the issuance of noncontrolling interest shares					2,176	—		2,176
Shares/units redeemed	(63)	(1,099)		(1,099)	(1,068)	—		(2,167)
Dividends declared			(6,655)	(6,655)	(13,408)	—		(20,063)
Dividends reinvested - stock dividend	243	4,256		4,256				4,256
Issuance of shares under optional purchase plan	166	3,080		3,080				3,080
Change in fair value of interest rate swaps							32	32
Distributions paid to consolidated real estate entity noncontrolling interests					—	(477)		(477)
Net income			5,797	5,797	11,651	(127)		17,321
BALANCE AT SEPTEMBER 30, 2018	8,837	$120,289	$(24,037)	$96,252	$179,195	$2,576	$(33)	$277,990

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2018 and 2017 (UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net income	$17,321	$14,746
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate investments	(4,298)	(2,072)
Loss on sale of non-real estate investments	—	23
(Gain) on change in control of real estate investment	—	(2,186)
Gain on involuntary conversion	(1,467)	(189)
Loss on lease terminations	—	146
Equity in income of unconsolidated affiliates	(445)	(743)
Distributions of earnings of unconsolidated affiliates	445	80
Allowance for uncollectible accounts receivable	(567)	—
Depreciation	14,267	14,270
Amortization	1,590	1,855
Amortization of debt issuance costs	523	561
Effects on operating cash flows due to changes in
Due from related party	(44)	32
Receivables	751	(81)
Prepaid expenses	(659)	(430)
Other assets	(1,307)	24
Due to related party	157	(532)
Tenant security deposits payable	(1)	176
Accounts payable - trade	876	(96)
Accrued expenses and other liabilities	1,209	1,707
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,351	27,291
INVESTING ACTIVITIES
Purchase of real estate investment properties	(6,079)	(7,913)
Capital expenditures and tenant improvements	(8,639)	(9,122)
Proceeds from sale of real estate investments and non-real estate investments	13,052	4,442
Proceeds from involuntary conversion	1,111	1,937
Investment in unconsolidated affiliates	(81)	(294)
Distributions in excess of earnings received from unconsolidated affiliates	88	743
Notes receivable payments received	—	642
NET CASH USED IN INVESTING ACTIVITIES	(548)	(9,565)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(272)	(442)
Principal payments on special assessments payable	(141)	(420)
Proceeds from issuance of mortgage notes payable and subordinated debt	10,281	23,916
Principal payments on mortgage notes payable	(12,028)	(16,632)
Advances on lines of credit	3,811	—
Payments on lines of credit	(3,811)	—
Proceeds from issuance of shares under optional purchase plan	3,080	2,192
Shares/units redeemed	(2,167)	(1,530)
Dividends/distributions paid	(16,001)	(15,195)
NET CASH USED IN FINANCING ACTIVITIES	(17,248)	(8,111)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	10,555	9,615
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	20,553	19,270
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$31,108	$28,885

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$16,297	$20,991
Restricted deposits	14,811	7,894
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$31,108	$28,885

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2018 and 2017 (UNAUDITED) (Continued)

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$13,648	$13,954

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$4,256	$3,836
Dividends declared and not paid	2,248	2,067
UPREIT distributions declared and not paid	4,470	4,336
UPREIT units converted to REIT common shares	—	133
Shares issued pursuant to trustee compensation plan	57	59
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	2,176	14,378
Increase in land improvements due to increase in special assessments payable	399	1,141
Unrealized gain on interest rate swaps	32	57
Acquisition of assets with new financing	—	3,264
Acquisition of assets through assumption of debt and liabilities	71	1,367
Capitalized interest and real estate taxes related to construction in progress	108	126
Acquisition of assets with accounts payable	215	572

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of September 30, 2018 and December 31, 2017, Sterling owned approximately 33.46% and 32.64%, respectively, of the operating partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2018 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the three and nine months ended September 30, 2018 and 2017, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and nine months ended September 30, 2018. These adjustments are of a normal recurring nature.

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

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 167 properties.  The Trust’s 119 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 48 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 72.2% residential and 27.8% commercial (based on cost) and total $643,540 in real estate investments at September 30, 2018. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.  We currently have no plans to actively market our existing commercial properties for sale.  We will consider unsolicited offers for purchase of non-multifamily properties on a case by case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	100	5,963
	Minnesota	16	3,033
	Missouri	1	164
	Nebraska	2	322
		119	9,482

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	780,000
	Arkansas	2	29,000
	Colorado	1	13,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	15	650,000
	Mississippi	1	15,000
	Nebraska	1	16,000
	Wisconsin	5	63,000
		48	1,626,000

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

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Company elected to early adopt ASU 2017-01, Business Combinations, on a prospective basis as of July 1, 2017. This guidance clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not  considered a business and, thus, accounted for as an asset acquisition as opposed to a business combination. Under this guidance, the Company expects most acquisitions of investment property will meet this screen and, thus, be accounted for as asset acquisitions. The Company allocates the purchase price of each acquired investment property that is accounted for as an asset acquisition based upon the relative fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market and (vi) the value of customer relationships. Asset acquisitions do not give rise to goodwill and the related transaction costs are capitalized and included with the allocated purchase price.  Acquisitions executed prior to our adoption of ASU 2017-01 as of July 1, 2017 were accounted for as business combinations. Transaction costs related to acquisitions accounted for as business combinations were expensed as incurred and included within “Administration of REIT expenses” in the accompanying consolidated statements of operations and other comprehensive income.

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

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $473 and $546 for the three months ended September 30, 2018 and 2017, respectively and $1,516 and $1,709 for the nine months ended September 30, 2018 and 2017, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to real estate rental income. Amortization pertaining to above market lease intangibles of $55 and $56 for the three months ended September 30, 2018 and 2017, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $68 and $70 for the three months ended September 30, 2018 and 2017, respectively, was recorded as an increase to real estate rental income.  Amortization pertaining to above market lease intangibles of $166 and $169 for the nine months ended September 30, 2018 and 2017, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $208 and $214 for the nine months ended September 30, 2018 and 2017, respectively, was recorded as an increase to real estate rental income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

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

Depreciation expense for the three months ended September 30, 2018 and 2017 totaled $4,761 and $4,816, respectively. Depreciation expense for the nine months ended September 30, 2018 and 2017 totaled $14,267 and $14,270, respectively.

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the nine months ended September 30, 2018 and 2017.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

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

There were no properties classified as held for sale at September 30, 2018 or at December 31, 2017.  See Note 16.

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

Cash, Cash Equivalents and Restricted Cash

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents. Restricted cash includes funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain properties to be used for future building renovations or tenant improvements and potential Internal Revenue Code Section 1031 tax deferred exchanges (1031 Exchange).

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings, contributions

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the nine months ended September 30, 2018 and 2017.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of September 30, 2018, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of September 30, 2018 and December 31, 2017, the unconsolidated affiliates held total assets of $23,313 and $23,466 and mortgage notes payable of $17,189 and $17,470, respectively.

The operating partnership is a 50% owner of a retail center as a tenant in common through 100% ownership in a limited liability company.  The retail center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2018 and December 31, 2017 of $10,537 and $10,692, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2018 and December 31, 2017 of $6,652 and $6,778, respectively. The Company is jointly and severally liable for the full mortgage balance.

Receivables

Receivables consist primarily of amounts due for rent. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis and reflect management’s best estimate of the amounts that will not be collected.  Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible.  Recoveries, if any, of receivables previously written off are recorded when received.  The receivables are non-interest bearing and are unsecured. As of September 30, 2018, management’s estimate of uncollectible accounts receivable was $567. As of December 31, 2017, management determined no allowance was necessary for uncollectible receivables.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at September 30, 2018 and December 31, 2017.

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

September 30, 2018 and 2017 (UNAUDITED)

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2018 and December 31, 2017 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2015.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $17 and $59 for the three months ended September 30, 2018 and 2017, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The straight-line rent adjustment increased revenue by $87 and $186 for the nine months ended September 30, 2018 and 2017, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of September 30, 2018 and December 31, 2017 was $3,363 and $3,586, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of September 30, 2018 and 2017, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended September 30, 2018 and 2017, Sterling’s denominators for the basic and diluted earnings per common share were approximately 8,840,000 and 8,356,000, respectively. For the nine months ended September 30, 2018 and 2017, Sterling’s denominators for the basic and diluted earnings per common share were approximately 8,730,000 and 8,234,000, respectively.

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

September 30, 2018 and 2017 (UNAUDITED)

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

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The new standards must be applied retrospectively to all periods presented in the financial statements.  The Company adopted the new standard effective January 1, 2018 and will continue to apply the cumulative earnings approach for distributions received from equity method investees.  While overall cash flows did not change, there were changes between cash flow classifications due primarily to restricted deposits.  As of September 30, 2017, the following cash flows were reclassified:

	Nine Months Ended
	September 30, 2017
	As Originally	Reclassification	As Presented
	Presented	Adjustments	Herein
	(in thousands)
Cash Flows from Operating Activities:
Restricted deposits - tenant security deposits	$(150)	$150	$—
Restricted deposits - real estate tax and insurance escrow	$577	$(577)	$—
Net cash provided by operating activities	$27,718	$(427)	$27,291

Cash Flows from Investing Activities
Restricted deposits - exchange escrow	$(4,328)	$4,328	$—
Restricted deposits - replacement reserves	$(952)	$952	$—
Purchase of real estate investment properties	$(3,718)	$(4,195)	$(7,913)
Net cash provided by Investing activities	$(10,650)	$1,085	$(9,565)

Cash and cash equivalents, beginning of period	$12,034
(adjustments for restricted deposits, beginning of period)		$7,236
Cash and cash equivalents and restricted deposits, beginning of period			$19,270

Cash and cash equivalents, end of period	$20,991
(adjustments for restricted deposits, end of period)		$7,894
Cash and cash equivalents and restricted deposits, end of period			$28,885

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

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2018 and 2017, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended September 30, 2018			Three months ended September 30, 2017

	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$22,627	$6,627	$29,254	$21,863	$6,792	$28,655
Expenses from rental operations	12,436	1,963	14,399	12,764	2,023	14,787
Net operating income	$10,191	$4,664	$14,855	$9,099	$4,769	$13,868
Interest			4,557			4,690
Depreciation and amortization			5,274			5,427
Administration of REIT			1,460			885
Other (income)/expense			(3,520)			(390)
Net income			$7,084			$3,256

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$67,621	$20,151	$87,772	$64,579	$20,619	$85,198
Expenses from rental operations	38,032	5,593	43,625	35,630	5,600	41,230
Net operating income	$29,589	$14,558	$44,147	$28,949	$15,019	$43,968
Interest			13,632			13,938
Depreciation and amortization			15,907			16,170
Administration of REIT			3,703			4,208
Loss on lease terminations			—			146
Other (income)/expense			(6,416)			(5,240)
Net income			$17,321			$14,746

Segment Assets and Accumulated Depreciation

As of September 30, 2018	Residential	Commercial	Total
	(in thousands)
Real estate investments	$571,187	$195,609	$766,796
Accumulated depreciation	(86,570)	(36,686)	(123,256)
	$484,617	$158,923	643,540
Cash and cash equivalents			16,297
Restricted deposits and funded reserves			14,811
Investment in unconsolidated affiliates			2,765
Receivables and other assets			6,610
Financing and lease costs, less accumulated amortization			742
Intangible assets, less accumulated amortization			11,536
Total Assets			$696,301

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2017	Residential	Commercial	Total
	(in thousands)
Real estate investments	$557,309	$202,394	$759,703
Accumulated depreciation	(76,404)	(34,622)	(111,026)
	$480,905	$167,772	648,677
Cash and cash equivalents			12,490
Restricted deposits and funded reserves			8,063
Investment in unconsolidated affiliates			2,772
Receivables and other assets			5,603
Financing and lease costs, less accumulated amortization			737
Intangible assets, less accumulated amortization			13,263
Total Assets			$691,605

note 4 – real estate investments

As of September 30, 2018	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$73,794	$37,727	$111,521
Building and improvements	470,141	156,245	626,386
Furniture, fixtures and equipment	25,737	1,466	27,203
Construction in progress	1,515	171	1,686
	571,187	195,609	766,796
Less accumulated depreciation	(86,570)	(36,686)	(123,256)
	$484,617	$158,923	$643,540

As of December 31, 2017	Residential	Commercial	Total
	(in thousands)
Land and land improvements	$73,109	$37,841	$110,950
Building and improvements	457,443	163,087	620,530
Furniture, fixtures and equipment	25,381	1,466	26,847
Construction in progress	1,376	—	1,376
	557,309	202,394	759,703
Less accumulated depreciation	(76,404)	(34,622)	(111,026)
	$480,905	$167,772	$648,677

Construction in progress as of September 30, 2018 consists primarily of development and planning costs associated with phase III of a multifamily apartment community under construction in Bismarck, North Dakota.  Phase I and II of the Bismarck development are complete and Phase III is still in the planning stages and construction has not yet commenced.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2018	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,684	$(12,122)	$9,562
Above-market leases	3,241	(1,267)	1,974
	$24,925	$(13,389)	$11,536
Lease Intangible Liabilities
Below-market leases	$(3,089)	$1,549	$(1,540)

	Lease	Accumulated	Lease
As of December 31, 2017	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,080	$(11,797)	$11,283
Above-market leases	3,115	(1,135)	1,980
	$26,195	$(12,932)	$13,263
Lease Intangible Liabilities
Below-market leases	$(3,162)	$1,386	$(1,776)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2018 (October 1, 2018 to December 31, 2018)	$515	$68
2019	1,884	264
2020	1,459	213
2021	1,163	184
2022	1,028	164
Thereafter	5,487	647
	$11,536	$1,540

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of September 30, 2018 was 6.6 years.

NOTE 6 – LINES OF CREDIT

We have a $18,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2021; a $6,315 variable rate (prime rate less 0.5%)  line of credit agreement with Bremer Bank, which expires in November 2019; a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022; and a $3,200 variable rate (LIBOR plus 2.04%)  line of credit agreement with Bank of the West, which expires November 2020. The lines of credit are secured by properties in Duluth, Edina, Moorhead and St. Cloud, Minnesota; and Bismarck, Dickinson, Grand Forks and Fargo, North Dakota. At September 30, 2018, there was no balance outstanding on the lines of credit, leaving $32,815 available and unused under the agreements.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Certain line of credit agreements includes covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of September 30, 2018, we were in compliance with all covenants.

NOTE 7 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	September 30,	December 31,
	2018	2017
	(in thousands)
Fixed rate mortgage notes payable (a)	$395,820	$397,567
Less unamortized debt issuance costs	2,343	2,724
	$393,477	$394,843

(a)	Includes $877 and $913 of variable rate mortgage debt that was swapped to a fixed rate at September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, we had 121 mortgage loans with effective interest rates ranging from 3.44% to 7.25% per annum and a weighted average effective interest rate of 4.41% per annum.

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios. As of September 30, 2018, we were in compliance with all covenants.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2018 (October 1, 2018 to December 31, 2018)	$5,079
2019	25,513
2020	28,201
2021	46,148
2022	31,399
Thereafter	259,480
Total payments	$395,820

NOTE 8 – HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we have used derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with existing

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

borrowings. To meet these objectives, we entered into an interest rate swap in the notional amount of $1,294 to provide a fixed rate of 7.25% that matures in April 2020.  The swap was issued at approximate market terms and thus no fair value adjustment was recorded at inception.

The carrying amount of the swap has been adjusted to its fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to accumulated comprehensive income. As of September 30, 2018 and December 31, 2017, we recorded a liability and other accumulated comprehensive loss of $33 and $65, respectively.

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2018		December 31, 2017
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable, net	$393,477	$385,109	$394,843	$396,261
Fair value of interest rate swaps	$33	$33	$65	$65

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

September 30, 2018 and 2017 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2018
Fair value of interest rate swaps	$—	$33	$—	$33
December 31, 2017
Fair value of interest rate swaps	$—	$65	$—	$65

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2018 and December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2018
Mortgage notes payable, net	$—	$—	$385,109	$385,109
December 31, 2017
Mortgage notes payable, net	$—	$—	$396,261	$396,261

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.92% to 4.97% and

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

from 4.20% to 4.52% at September 30, 2018 and December 31, 2017, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of September 30, 2018 and December 31, 2017. The Company’s mortgage notes payable are further described in Note 7.

NOTE 10 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of September 30, 2018 and December 31, 2017, outstanding limited partnership units totaled 17,574,000 and 17,517,000 respectively. For the three months ended September 30, 2018 and 2017, the operating partnership declared distributions of $4,470 and $4,336 respectively, to limited partners which were paid on October  15, 2018 and October 16, 2017, respectively.  Distributions per unit were $0.763125 and $0.7425 during the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, there were no limited partnership units exchanged for common shares pursuant to redemption requests.  During the nine months ended September 30, 2017, Sterling exchanged 8,000 common shares for 8,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $133.

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

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

During the nine months ended September 30, 2018 and 2017, the Company redeemed 63,000 and 41,000 common shares valued at $1,099 and $634.  In addition, during the nine months ended September 30, 2018 and 2017, the Company redeemed 61,000 and 58,000 units valued at $1,068 and $896.

NOTE 12 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of September 30, 2018 and December 31, 2017, there were 8,837,000 and 8,488,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.763125 per share and $0.7425 per share for the nine months ended September 30, 2018 and 2017, respectively.

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

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $10 per fiscal quarter without our prior approval. The purchase price per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. In addition, eligible shareholders may not in any calendar year purchase or receive via transfer more than $40 additional optional cash purchases of Common Shares.  The estimated value per common share was $18.50 and $16.50 at September 30, 2018 and December 31, 2017, respectively. See discussion of determination of estimated value in Note 17. Therefore, the purchase price per common share for dividend reinvestments was $17.58 and $15.68 and for additional optional cash purchases was $18.50 and $16.50 at September 30, 2018 and December 31, 2017, respectively.

The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten-day notice to participants.

In the nine months ended September 30, 2018,  243,000 shares were issued pursuant to dividend reinvestments and 166,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the nine months ended September 30, 2017,  247,000 shares were issued pursuant to dividend reinvestments and 134,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 14 – RELATED PARTY TRANSACTIONS

Property Management Fees

During the nine months ended September 30, 2018 and 2017, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed by GOLDMARK. GOLDMARK Property

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Management is owned in part by Kenneth Regan and James Wieland. For the nine months ended September 30, 2018 and 2017, we paid management fees of $8,934 and $8,510, respectively, to GOLDMARK Property Management.  In addition, during the nine months ended September 30, 2018 and 2017, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $3,921 and $3,808, respectively.

Board of Trustee Fees

We incurred Trustee fees of $53 and $44 during the nine months ended September 30, 2018 and 2017, respectively.  As of September 30, 2018, and December 31, 2017 we owed our Trustees $19 and $23 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

September 30, 2018 and 2017 (UNAUDITED)

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

TC = Total Project Cost

Management Fees

During the nine months ended September 30, 2018 and 2017, we incurred advisory management fees of $2,167 and $2,114 with Sterling Management, LLC, our Advisor. As of September 30, 2018 and December 31, 2017, we owed our Advisor $244 and $238, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.  During the nine months ended September 30, 2018 and 2017, we reimbursed the Advisor for operating costs totaling $23 and $11, respectively.  As of September 30, 2018, we owed our Advisor $6 for unpaid reimbursable operating costs.  There were no unpaid reimbursable operating costs owed to our Advisor as of December 31, 2017.

Acquisition Fees

During the nine months ended September 30, 2018 and 2017, we incurred acquisition fees of $205 and $655, respectively, with our Advisor. As of September 30, 2018, we owed our Advisor $91 for unpaid acquisition fees. There were no acquisition fees owed to our Advisor as of December 31, 2017.

Financing Fees

During the nine months ended September 30, 2018 and 2017, we incurred financing fees of $61 and $97 with our Advisor for loan financing and refinancing activities. As of September 30, 2018, we owed our Advisor $8 for unpaid financing fees. There were no financing fees owed to our Advisor as of December 31, 2017.

Disposition Fees

During the nine months ended September 30, 2018 and 2017, we incurred $130 and $110 in disposition fees with our Advisor, respectively. See Note 16. There were no disposition fees owed to our Advisor as of September 30, 2018 or December 31, 2017.

Development Fees

During the nine months ended September 30, 2018, there were no development fees incurred with our Advisor. During the nine months ended September 30, 2017, we incurred $235 in development fees incurred with our Advisor. As of both

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

September 30, 2018, and December 31, 2017, we owed our Advisor a total of $104 for unpaid development fees, of which the entire amount was for unpaid development fees as part of a 10% hold back.

Operating Partnership Units Issued in Connection with Acquisitions

During the nine months ended September 30, 2018, we issued directly or indirectly 42,000 operating partnership units to an entity affiliated with Messr. Regan, one of our trustees, in connection with the acquisition of a property. The aggregate value of these units was $773.

During the nine months ended September 30, 2017, we issued directly or indirectly 402,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, and Messr. Swenson, one of our former officers, in connection with the acquisition of various properties. The aggregate value of these units was $6,425.

Commissions

During the nine months ended September 30, 2018, we incurred real estate commissions of $21 owed to GOLDMARK Commercial Real Estate Services, Inc. (f/k/a GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc.) which is controlled by Messrs. Regan and Wieland.  During the nine months ended September 30, 2017, we incurred real estate commissions of $549 owed to GOLDMARK Commercial Real Estate Services, Inc. There were no outstanding commissions owed as of September 30, 2018 and December 31, 2017.

Rental Income

During the nine months ended September 30, 2018 and 2017, we received rental income of $37 and $34, respectively, under an operating lease agreement with our Advisor.

During the nine months ended September 30, 2018 and 2017, we received rental income of $41 and $41, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the nine months ended September 30, 2018 and 2017, we received rental income of $172 and $166, respectively, under operating lease agreements with GOLDMARK Property Management.

Construction Costs

There were no constructions costs incurred during the nine months ended September 30, 2018 to GOLDMARK Development, which is controlled by Messrs. Regan and Wieland.  As of December 31, 2017, we incurred total costs of $8,997 related to the construction of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development.    There was no retainage or unpaid construction fees owed to GOLDMARK Development as of  September 30, 2018 and December 31, 2017 and Phase II of the Bismarck, North Dakota development project was completed in August 2017.

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

September 30, 2018 and 2017 (UNAUDITED)

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

NOTE 16 – DISPOSITIONS

During the nine months ended September 30, 2018, the operating partnership sold three properties.  We sold an industrial property located in Redwood Falls, Minnesota for $5,200 and recognized a gain of $1,084 in April 2018.  We sold a retail property located in Austin, Texas for $3,615 and recognized a gain of $1,452 in July 2018.   We sold one of two buildings included in an office property located in Bismarck, North Dakota for $4,250 and recognized a gain of $1,762 in July 2018.

NOTE 17 – ACQUISITIONS

The Company closed on the following acquisitions during the nine months ended September 30, 2018:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

3/1/18	Thunder Creek Apartments	Fargo, ND	Apartment complex	57 units	$4,460	$4,460
9/1/18	Chandler 1834	Grand Forks, ND	Apartment complex	12 units	630	630
9/17/18	Dairy Queen (a)	Apple Valley, MN	Retail building	5,348 sq. ft.	3,000	3,000

					$8,090	$8,090	(b)

(a)	This property was acquired utilizing Internal Revenue Code 1031 tax-deferred exchange funds.
(b)	Acquisition price does not include capitalized costs and adjustments of $236.

Total consideration given for acquisitions through September 30, 2018 was completed through issuing approximately 118,000 limited partnership units of the operating partnership valued at $18.50 per unit for an aggregate consideration of approximately $2,176, 1031 tax-deferred exchange funds of $3,004, assumed liabilities of $71 and cash of $3,075. The

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance.

The Company closed on the following acquisitions during the nine months ended September 30, 2017:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price	Prorata Acquisition Price

1/10/17	Sargent Apartments	Fargo, ND	Apartment complex	36 units	$1,710	$1,710
1/11/17	Arrowhead Apartments	Grand Forks, ND	Apartment complex	82 units	5,494	5,494
1/17/17	West Oak Apartments	Fargo, ND	Apartment complex	18 units	777	777
1/17/17	Carr Apartments	Fargo, ND	Apartment complex	18 units	828	828
5/1/17	Plumtree Apartments	Fargo, ND	Apartment complex	18 units	907	907
5/1/17	Sunchase Apartments	Fargo, ND	Apartment complex	36 units	1,765	1,765
6/1/17	Essex Apartments	Fargo, ND	Apartment complex	18 units	858	858
6/1/17	Jadestone Apartments	Fargo, ND	Apartment complex	18 units	809	809
6/1/17	Park Circle Apartments	Fargo, ND	Apartment complex	18 units	903	903
7/3/17	East Bridge Apartments (a)	Fargo, ND	Apartment complex	58 units	6,060	6,060

					$20,111	$20,111	(b)

(a)	This property was acquired utilizing Internal Revenue Code 1031 tax-deferred exchange funds.
(b)	Acquisition price does not include capitalized costs and adjustments of $158.

   Total consideration given for acquisitions through September 30, 2017 was completed through issuing approximately 603,000 limited partnership units of the operating partnership valued at $16.00 per unit for an aggregate consideration of approximately $9,651, 1031 tax-deferred exchange funds of $4,278, new loans of $2,392, assumed liabilities of $72 and cash of $3,635. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance.

In addition, as of May 1, 2017, the operating partnership acquired the remaining 59.74% ownership interest in a 144-unit property which was previously held as tenant in common. We estimated the property had a fair value of approximately $10,080.  The operating partnership assumed a loan of $1,295 and issued $4,727 of limited partnership units for a total purchase price of approximately $6,022.  The Company accounted for this as a business combination and recognized a gain on change in control of real estate investment of $2,186 in the second quarter of 2017 as a result of remeasuring the carrying value to fair value.  The total loan on this property was $2,167, thus in addition to the portion of the loan assumed from the other tenant in common, the Company also recorded an additional $872 in new financing related to this acquisition.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Nine Months Ended
	September 30,
	2018	2017

Land, building, tenant improvements and FF&E	$8,326	$20,111
Other liabilities	(71)	(72)
Net assets acquired	8,255	20,039
Equity/limited partnership unit consideration	(2,176)	(9,651)
Restricted cash proceeds related to IRC Section 1031 tax-deferred exchange	(3,004)	(4,278)
New loans	-	(2,392)

Net cash consideration	$3,075	$3,718

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first nine months of 2018 and 2017.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first nine months of 2018 and 2017.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

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

September 30, 2018 and 2017 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

or a provision precluding assumption of the debt by a third party or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the limited partnership units or common shares on a national securities exchange or a merger or sale of our portfolio.

NOTE 18 - SUBSEQUENT EVENTS

On October 15, 2018, we paid a dividend or distribution of $0.254375 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on September 30, 2018.

On October 1, 2018, the operating partnership purchased a 30 unit apartment complex in Fargo, North Dakota for approximately $1,350.

On October 24, 2018, the operating partnership purchased a 96 unit apartment complex in Bismarck, North Dakota for approximately $5,826.

On November 1, 2018, the operating partnership purchased a 173 unit apartment complex in Omaha, Nebraska for approximately $11,170.

On November 1, 2018, the operating partnership purchased a 31 unit apartment complex in Fargo, North Dakota for approximately $1,054.

On November 1, 2018, the operating partnership purchased a 17 unit apartment complex in Fargo, North Dakota for approximately $714.

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

Overview

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 33.46% of the operating partnership as of September 30, 2018.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of September 30, 2018, approximately 72.2% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of September 30, 2018, approximately 27.8% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 167 properties containing 9,482 apartment units and approximately 1,626,000 square feet of leasable commercial space as of September 30, 2018.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $643,540, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

Our Advisor

Our external Advisor is Sterling Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor, with an office in Fargo, North Dakota, is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf.

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

Any affiliated entity, whether or not currently existing, could compete with us in the purchase, sale or operation of real estate investments.  We will seek to achieve any operating efficiency or similar savings that may result from affiliated management of competitive investments.  However, to the extent that affiliates own or acquire an investment that is adjacent, or its underlying property is adjacent, or in close proximity, to a property we own, our property may compete with the affiliate’s property for tenants or purchasers.  Every transaction that we enter into with Leadership is subject to an inherent conflict of interest.  Leadership may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our Advisor or any of its affiliates.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine months ended September 30, 2018 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $2,574 or 3.0% for the nine months ended September 30, 2018, compared to same nine month period in 2017.
•	Acquired two residential apartment properties totaling 69 units and one retail property with 5,348 square feet for a total of $8,326 during the nine months ended September 30, 2018.
•

Disposed of three properties, an industrial property located in Redwood Falls, Minnesota and recognized a gain of $1,084, a retail property located in Austin, Texas and recognized a gain of $1,452 and one office building located in Bismarck, North Dakota and recognized a gain of $1,762 (see Note 16 to the consolidated financial statements).
•	Declared and paid dividends aggregating $0.763125 per common share for the first nine months of 2018.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$22,627	$6,627	$29,254	$21,863	$6,792	$28,655
Real Estate Expenses
Real Estate Taxes	2,194	695	2,889	2,404	782	3,186
Property Management	3,111	250	3,361	2,933	204	3,137
Utilities	1,578	382	1,960	1,534	384	1,918
Repairs and Maintenance	4,987	612	5,599	5,539	631	6,170
Insurance	566	24	590	354	22	376
Total Real Estate Expenses	12,436	1,963	14,399	12,764	2,023	14,787
Net Operating Income	$10,191	$4,664	14,855	$9,099	$4,769	13,868
Interest			4,557			4,690
Depreciation and amortization			5,274			5,427
Administration of REIT			1,460			885
Other (income)/expense			(3,520)			(390)
Net Income			$7,084			$3,256

Net Income Attributed to:
Noncontrolling Interest			$4,705			$2,174
Sterling Real Estate Trust			$2,379			$1,082
Dividends per share (1)			$0.254375			$0.2475
Earnings per share			$0.27			$0.13
Weighted average number of common shares			8,840			8,356

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $29,254 for the three months ended September 30, 2018 increased $599 or 2.1% in comparison to the same period in 2017. Residential property revenues increased $764 and commercial property revenues decreased $165.

The following table illustrates changes in occupancy for the three month periods indicated:

	September 30,	September 30,
	2018	2017
Residential occupancy	93.0%	94.1%
Commercial occupancy	96.5%	95.7%

Residential revenues for the three months ended September 30, 2018 increased $764 in comparison to the same period for 2017.  Residential properties acquired since January 1, 2017 contributed approximately $271 to the increase in total residential revenues in the three months ended September 30, 2018.  Rental income from residential properties owned for more than one year increased approximately $493  in comparison to the three months ended September 30, 2017.  Residential revenues comprised 77.3% of total revenues for the three months ended September 30, 2018 compared to 76.3% of total revenues for the three months ended September 30, 2017.  The residential occupancy rates for the three months ended September 30, 2018 decreased 1.1% primarily due to considerable multifamily development in the Fargo-Moorhead market, which has caused increased competition.

For the three months ended September 30, 2018 total commercial revenues decreased $165 in comparison to the same period for 2017.  The decrease was attributed to the sale of an industrial property in Redwood Falls, Minnesota and a retail property in Austin, Texas. Commercial revenues comprised 22.7% of the total revenues for the three months ended September 30, 2018 compared to 23.7% of total revenues for the three months ended September 30, 2017.  The commercial occupancy rates for the three months ended September 30, 2018 increased 0.8% primarily due to the sale of a vacant building at an office property in Bismarck, North Dakota.

Sterling’s portfolio has experienced increased competition from development of new properties in a mature real estate cycle within both the commercial and residential markets.  This has contributed to a year-over-year decrease in residential occupancy of 1.1%, which is still performing favorably above market averages.

Expenses

Residential expenses from operations of $12,436 during the three months ended September 30, 2018 decreased $328 or 2.6% in comparison to the same period in 2017. The decrease was attributed to real estate taxes, which decreased $210 or 8.7% primarily due to real estate tax law changes in North Dakota and repairs and maintenance expenses which decreased $552 or 10.0%. We received notices of annual real estate tax increases for 2017 in September 2017, and the adjustments to true-up the liability were made upon receipt of the notices.   In addition, we have seen increases in property insurance of $212 or 59.9% due to increased premiums and increases in property management fees of $178 or 6.1%. Actual property management fees remain unchanged and continue to approximate 5% of net collected rents; however, other property management related expenses have increased due to increased competition for labor and increased estimates for allowances on uncollectible receivables.

Commercial expenses from operations of $1,963 during the three months ended September 30, 2018 decreased $60 or 3.0% in comparison to the same period in 2017.  The decrease was primarily attributed to decreases in real estate taxes of $87 or 11.1% and repairs and maintenance expenses of  $19 or 3.0% netted with increases in property management expenses of $46 or 22.5%.

Interest expense of $4,557 during the three months ended September 30, 2018 decreased $133 in comparison to the same period in 2017 due to decreased levels of debt outstanding (an aggregate decrease of $6,552).   Interest expense was approximately 15.6% and 16.4% of rental income for the three months ended September 30, 2018 and 2017,  respectively.

Depreciation and amortization expense decreased 2.8% from $5,427 for the three months ended September 30, 2017 to $5,274 for the three months ended September 30, 2018. The decrease was primarily a result of a $97 decrease in amortization related to lease intangibles that are fully amortized.  Amortization expense will continue to decrease as lease intangibles become fully amortized.

REIT administration expenses increased from $885 for the three months ended September 30, 2017 to $1,460 for the three months ended September 30, 2018 due to an increase in disposition fees related to the three properties we sold.

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

Residential NOI increased $1,092 or 12.0% for the three months ended September 30, 2018 in comparison to the same three month period in 2017 primarily as a result of increases in income from rental operations and decreases in operating expenses.  Commercial NOI decreased  $105 or 2.2% for the three months ended September 30, 2018 in comparison to the same three month period in 2017. The decrease was primarily due to the sale of three commercial properties in recent periods.

Net Income

Net income for the three months ended September 30, 2018 was $7,084 compared to $3,256 for the three months ended September 30, 2017.  The increase in net income is primarily attributable to  $3,214 gains on the sale of real estate and during the three months ended September 30, 2018.

Results of Operations for the Nine Months Ended September 30, 2018

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$67,621	$20,151	$87,772	$64,579	$20,619	$85,198
Real Estate Expenses
Real Estate Taxes	6,568	2,065	8,633	6,168	2,221	8,389
Property Management	9,834	707	10,541	8,527	636	9,163
Utilities	5,847	1,118	6,965	5,399	1,064	6,463
Repairs and Maintenance	14,159	1,634	15,793	14,493	1,610	16,103
Insurance	1,624	69	1,693	1,043	69	1,112
Total Real Estate Expenses	38,032	5,593	43,625	35,630	5,600	41,230
Net Operating Income	$29,589	$14,558	44,147	$28,949	$15,019	43,968
Interest			13,632			13,938
Depreciation and amortization			15,907			16,170
Administration of REIT			3,703			4,208
Loss on lease terminations			—			146
Other (income)/expense			(6,416)			(5,240)
Net Income			$17,321			$14,746

Net Income Attributed to:
Noncontrolling Interest			$11,524			$9,925
Sterling Real Estate Trust			$5,797			$4,821
Dividends per share (1)			$0.763125			$0.7425
Earnings per share			$0.6600			$0.5900
Weighted average number of common shares			8,730			8,234

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $87,772 for the nine months ended September 30, 2018 increased $2,574 or 3.0% in comparison to the same period in 2017. Residential property revenues increased $3,042 and commercial property revenues decreased $468.

The following table illustrates changes in occupancy for the nine month periods indicated:

	September 30,	September 30,
	2018	2017
Residential occupancy	93.8%	94.9%
Commercial occupancy	95.7%	96.7%

Residential revenues for the nine months ended September 30, 2018 increased $3,042 in comparison to the same period for 2017.  Residential properties acquired since January 1, 2017 contributed approximately $1,827 to the increase in total residential revenues in the nine months ended September 30, 2018. Rental income from residential properties owned for more than one year increased approximately $1,215 in comparison to the nine months ended September 30, 2017.  Residential revenues comprised 77.0% of total revenues for the nine months ended September 30, 2018 compared to 75.8% of total revenues for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, total commercial revenues decreased $468 in comparison to the same period for 2017.  The decrease was primarily attributable to the sale of a retail property in June 2017, and the sale of an industrial property in April 2018 and a retail property in July 2018. Commercial revenues comprised 23.0% of the total revenues for the nine months ended September 30, 2018 compared to 24.2% of total revenues for the nine months ended September 30, 2017.

Sterling’s portfolio has experienced increased competition from development of new properties in a mature real estate cycle within both the commercial and residential markets.  This has contributed to a year-over-year decrease in residential and commercial occupancy of 1.1% and 1.0% respectively. The vast majority of the Company’s properties however, are still performing favorably above market averages.

Expenses

Residential expenses from operations of $38,032 during the nine months ended September 30, 2018 increased $2,402 or 6.7% in comparison to the same period in 2017. This increase was attributable real estate taxes, which increased $400 or 6.5% primarily due to real estate tax law changes in North Dakota, increases in utilities of $448 or 8.3% due to increased prices and increases in property insurance of $581 or 55.7%. In addition, we have increases in property management fees of $1,307 or 15.3%. Actual property management fees remain unchanged and continue to approximate 5% of net collected rents; however, other property management related expenses have increased due to increased competition for labor and increased estimates for allowances on uncollectible receivables.

Commercial expenses from operations of $5,593 during the nine months ended September 30, 2018 decreased $7 or 0.1% in comparison to the same period in 2017.   Two of the properties sold in the third quarter were triple net lease properties. The third property sold was a vacant building.  Thus, the disposition transaction had little effect on our operating expenses.

Interest expense of $13,632 during the nine months ended September 30, 2018 decreased $306 in comparison to the same period in 2017 due to decreased levels of debt outstanding. Interest expense was approximately 15.5% and 16.4% of rental income for the nine months ended September 30, 2018 and 2017, respectively.

Depreciation and amortization expense decreased 1.6% from $16,170 for the nine months ended September 30, 2017 to $15,907 for the nine months ended September 30, 2018. The $263 decrease was primarily a result of a $260 decrease in amortization related to lease intangibles that are fully amortized.  Amortization expense will continue to decrease as lease intangibles become fully amortized.   Depreciation and amortization expense as a percentage of rental income for the nine months ended September 30, 2018 and 2017 was relatively consistent at 18.1% and 19.0%, respectively.

Other income (expense) increased 22.4% from $5,240 for the nine months ended September 30, 2017 to $6,416 for the nine months ended September 30, 2018.  During the nine months ended September 30, 2018, the Company recognized a net gain of $4,298 on the sale of real estate investments (three properties) and a gain on involuntary conversion of $1,467.  In comparison, the Company’s other income (expense) during the nine months ended September 30, 2017 included a net gain of $2,049 incurred in connection with the sale of a retail property in June 2017 and the sale of vehicles in January 2017.  In addition, other income in the prior period included a $2,186 gain on change in control over a real estate investment in 2017.

REIT administration expenses decreased from $4,208 for the nine months ended September 30, 2017 to $3,703 for the nine months ended September 30, 2018 due to a decrease in acquisition expenses.  Effective July 1, 2017, acquisitions are considered asset acquisitions and as such, transaction costs are capitalized upon closing.  For acquisitions prior to July 1, 2017, which were accounted for as business combinations, the transaction costs totaled $1,131 for the nine months ended September 30, 2017 and are included in “Acquisition and disposition expenses” in the accompanying consolidated statement of operations and other comprehensive (loss) income.

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

Residential NOI increased $640 or 2.2% for the nine months ended September 30, 2018 in comparison to the same nine month period in 2017 primarily as a result of a $3,042 increase in residential revenues.   Commercial NOI decreased $461 or 3.1% for the nine months ended September 30, 2018 in comparison to the same nine month period in 2017 due primarily attributed to the sale of a retail property located in Austin, Texas and an industrial property located in Redwood Falls, Minnesota in July 2018.

Net Income

Net income for the nine months ended September 30, 2018 was $17,321 compared to $14,746 for the nine months ended September 30, 2017.  During the nine months ended September 30, 2018, the Company recognized a net gain of $4,298 on the sale of real estate investments and a gain on involuntary conversion of $1,467.  In comparison, the Company’s other income (expense) during the nine months ended September 30, 2017 included a net gain of $2,049 incurred in connection with the sale of a retail property in June 2017 and the sale of vehicles in January 2017.  In addition, the prior period, other income included a $2,186 gain on change in control over a real estate investment in 2017.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the nine months ended September 30, 2018

We acquired three properties for a total of $8,326 during the nine months ended September 30, 2018. Total consideration for the acquisitions was the issuance of approximately  $2,176 in limited partnership units of the operating partnership, 1031 tax-deferred exchange funds of $3,004, assumed liabilities of $71 and cash of $3,075.    During the quarter, an existing commercial tenant made an unsolicited offer for a sale lease back transaction that allowed the Company to strengthen and extend the leases on our existing Dairy Queen properties and purchase another Dairy Queen property with a similar lease. This was considered a very attractive offer that should benefit shareholders.

During the nine months ended September 30, 2018,  the operating partnership sold three properties.  We sold an industrial property located in Redwood Falls, Minnesota for $5,200 and recognized a gain of $1,084 in April 2018.  We sold a retail property located in Austin, Texas for $3,615 and recognized a gain of $1,452 in July 2018.   We sold one of two buildings included in an office property located in Bismarck, North Dakota for $4,250 and recognized a gain of $1,762 in July 2018.

Property Acquisitions and Dispositions during the nine months ended September 30, 2017

We acquired nine properties for a total of $20,028 during the nine months ended September 30, 2017. Total consideration for the acquisitions was the issuance of approximately $9,651 in limited partnership units of the operating partnership, 1031 tax-deferred exchange funds of $4,278, new loans of $2,392, (includes $872 loan from property acquired through change in control of real estate), assumed liabilities of $72 and cash of $3,635.  In addition, there was a change in control over a real estate investment, with the operating partnership acquiring the other tenant in common’s 59.74%

ownership interest in a 144 unit property (See Note 2 and 17 of the consolidated financial statements). We estimated the property had a fair value of approximately $10,080.  The operating partnership assumed a loan of $1,295 and issued $4,727 of limited partnership units for a total purchase price of approximately $6,022.  The Company accounted for this as a business combination and recognized a gain on change in control of real estate investment of $2,186 in the second quarter of 2017 as a result of remeasuring the carrying value to fair value.

During the nine months ended September 30, 2017, the operating partnership sold a retail property in Fargo, North Dakota for approximately $4,400 and recognized a gain of $2,072.

See Notes 16 and 17 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the nine months ended September 30, 2018 and 2017.

Construction in Progress and Development Projects

Construction in progress as of September 30, 2018 consists primarily of development and planning costs associated with Phase III of a multifamily apartment community under construction in Bismarck, North Dakota. Phase I and II of the Bismarck development are complete and Phase III is still in the planning and review stages to determine if the Company will commence construction.  During the nine months ended September 30, 2018, Phase I and II contributed $1,754 in rental revenues and had 94.0% economic occupancy. Our Omaha, Nebraska project to rebuild a multifamily apartment building destroyed by fire was substantially completed and placed in service July 2018.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and nine months ended September 30, 2018 and 2017, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September 30, 2018			Three months ended September 30, 2017
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,379	8,840	$0.27	$1,082	8,356	$0.13

Add back:
Noncontrolling Interest - OPU	4,739	17,556		2,264	17,523
Depreciation & Amortization from continuing operations	5,274			5,427
Pro rata share of unconsolidated affiliate depreciation & amortization	94			93
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(3,214)			3
Funds from operations applicable to common shares and limited partnership units (FFO)	$9,272	26,396	$0.35	$8,869	25,879	$0.34

(1)	Please see Note 10 and Note 12 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$5,797	8,730	$0.66	$4,821	8,234	$0.59

Add back:
Noncontrolling Interest - OPU	11,651	17,552		10,147	17,330
Depreciation & Amortization from continuing operations	15,907			16,170
Pro rata share of unconsolidated affiliate depreciation & amortization	282			288
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(4,298)			(4,261)
Funds from operations applicable to common shares and limited partnership units (FFO)	$29,339	26,282	$1.12	$27,165	25,564	$1.06

(1)	Please see Note 10 and Note 12 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

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

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash flows provided by operating activities	$28,351	$27,291
Net cash flows used in investing activities	$(548)	$(9,565)
Net cash flows used in financing activities	$(17,248)	$(8,111)

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

Net cash provided by operating activities was $28,351 and $27,291 for the nine months ended September 30, 2018 and 2017, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the nine months ended September 30, 2018 and 2017 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $548 and $9,565 for the nine months ended September 30, 2018 and 2017, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the nine months ended September 30, 2018 and 2017, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $14,718 and $17,035, respectively.  In addition, during the nine months ended September 30, 2018, proceeds of $13,052 were generated from the sales of one industrial property, one retail property and one office building.  The proceeds were deposited into a 1031 exchange escrow at closing, and we subsequently used $3,004 to acquire a retail property in September 2018.  In addition, during the nine months ended September 30, 2018, proceeds of $1,112 were received from involuntary conversions.  During the nine months ended September 30, 2017, proceeds of $4,442 were generated from the sale of one commercial retail property and the sale of vehicles.  In addition, during the nine months ended September 30, 2017, proceeds of $1,937 were received from involuntary conversions.  The majority of the proceeds in 2017 were related to one property that was damaged in 2016.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $17,248 and $8,111 for the nine months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018,  we paid $16,001 in dividends and distributions, redeemed $2,167 of shares and units, received proceeds from new mortgage notes payable of $10,281, and made mortgage principal payments of $12,028. For the nine months ended September 30, 2017, we paid $15,195 in dividends and distributions, redeemed $1,530 of shares and units, received proceeds from new mortgage notes payable of $23,916, and made mortgage principal payments of $16,632.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2018 to September 30, 2018 totaling $6,655 or $0.763125 per share, including amounts reinvested through the dividend reinvestment plan.  During the nine months ended September 30, 2018, we paid cash dividends of $2,317 and dividends of $4,338 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $28,351 from our cash flows from operations and $88 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2017 to September 30, 2017 totaling $6,111 or $0.7425 per share, including amounts reinvested through the dividend reinvestment plan.  During the nine months ended September 30, 2017, we paid cash dividends of $2,201 and dividends of $3,910 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $27,291 from our cash flows from operations and $743 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Cash flows provided by operations (includes net income of $17,321 and $14,746, respectively)	$28,351	$27,291
Distributions in excess of earnings received from unconsolidated affiliates	88	743
Gain (Loss) on sales of real estate and non-real estate investments	4,298	2,049
Dividends declared	(6,655)	(6,111)
Excess	$26,082	$23,972

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2018, we declared quarterly distributions totaling  $13,408 to holders of limited partnership units in our operating partnership, which we paid on April 16, July 16 and October 15, 2018.  Distributions were paid at a rate of $0.254375 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the nine months ended September 30, 2017, we declared quarterly distributions totaling  $12,909 to holders of limited partnership units in our operating partnership, which we paid on April 17, July 17 and October 16, 2017. Distributions were paid at a rate of $0.2475 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the nine months ended September 30, 2018, we paid aggregate dividends of $6,655, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $29,339;  therefore, our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2017, we paid aggregate dividends of $6,111 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $27,165 as of the nine months ended September 30, 2017.  For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At September 30, 2018, our cash resources consisted of cash and cash equivalents totaling approximately $16,297. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $42,808, which could potentially be used as collateral to secure additional financing in future periods.

At September 30, 2018, there was no balance outstanding on the lines of credit, leaving $32,815 available and unused under the agreements.  See Note 6 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the nine months ended September 30, 2018, we did not sell any common shares in a private placement. During the nine months ended September 30, 2018, we issued 243,000 and 166,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $7,336.  During the nine months ended September 30, 2017, we did not sell any common shares in a private placement.  During the nine months ended September 30, 2017, we issued 247,000 and 134,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $6,028.

At September 30, 2018, our restricted deposits of $14,811 consisted of lenders’ escrows and funds restricted through lender or other agreements, including funds held in escrow for future acquisitions as 1031 tax-deferred exchanges (1031 Exchanges).  Funds held in qualified intermediary for 1031 Exchanges as of September 30, 2018 were $8,294.

During the nine months ended September 30, 2018, we issued limited partnership units valued at approximately $2,176 in connection with the acquisition of one property.

During the nine months ended September 30, 2017, we issued limited partnership units valued at approximately $14,378 in connection with the acquisitions of properties and one property that had a change in control.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2018, most of our commercial leases require tenants to pay directly or reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the nine months ended September 30, 2018, inflation did not have a material impact on our revenues or net income.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of September 30, 2018, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended September 30, 2018, except as noted below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $18.50, as set forth in the table below, during the three months ended September 30, 2018 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Chandler 1834, Grand Forks, ND	09/01/18	12	$630

Other Sales

During the three months ended September 30, 2018, we did not issue any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended September 30, 2018:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
July 1-31, 2018	6,000	6,000	$17.50	1,166,000	758,000	$8,455
August 1-31, 2018	7,000	1,000	$17.50	1,173,000	759,000	$8,307
September 1-30, 2018	1,000	8,000	$17.50	1,174,000	767,000	$8,149
Total	14,000	15,000

For the three months ended September 30, 2018, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended September 30, 2018, all common shares and units redeemed were redeemed as part of the publicly announced plans.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statement of Shareholders’ Equity for nine months ended September 30, 2018; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 8, 2018

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)