Form 10-K
period 2018-12-31
Sterling Real Estate Trust
filed 2019-03-15
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ◻ No

Indicate by checkmark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☑ Yes ◻ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☑	Smaller reporting company	☑
Emerging growth company	◻		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻ Yes ☑ No

The aggregate market value of the common shares of beneficial interest held by non-affiliates as of June 30, 2018 was approximately $141,056,051, computed by reference to the price at which the common shares was last sold as of such date. The common shares of beneficial interest are not listed on any national exchange or over-the-counter market or quoted on any national securities market.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 8, 2019
Common Shares of Beneficial Interest, $0.01 par value per share	9,092,828

Documents Incorporated by Reference: Portions of Sterling’s Proxy Statement for its 2019 Annual Meeting of Shareholders, which Sterling intends to file with the Securities and Exchange Commission within 120 days after the end of Sterling’s fiscal year ended December 31, 2018, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If Sterling does not file its Proxy Statement on or before 120 days after the end of its 2018 fiscal year, Sterling will file the required information in an amendment to this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS

GENERAL

Sterling Real Estate Trust (“we,” “us,” “our,” “Company” or “Sterling”) is a real estate investment trust (“REIT”), registered in North Dakota as an unincorporated business trust on December 4, 2002.  References in this Annual Report on Form 10-K to the “Company,” “Sterling,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors.  At December 31, 2018, we owned directly or through our operating partnership, 173 properties in 11 states.

UPREIT Structure

We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we conduct substantially all of our investment activities and hold all or substantially all of our assets through our operating partnership Sterling Properties, LLLP. We control the operating partnership as the general partner and own approximately 33.41% of the operating partnership as of December 31, 2018. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be our assets and income.

Operating Partnership

Our operating partnership, Sterling Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of multifamily dwellings and commercial properties located principally in the upper and central Midwest United States.

Since our formation, our focus has consisted of owning and operating income-producing real estate properties. In 2006, we held 23 total properties approximating $56,265 in total assets. Between 2007 and 2018, we focused extensively on strengthening the multifamily component of our portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties were located in North Dakota. Our portfolio has grown to 173 properties, approximating $714,467 in total assets, and book equity, including noncontrolling interests, of approximately $283,750 as of December 31, 2018. As of December 31, 2018, our portfolio contained approximately 9,852 apartment units and 1,626,000 square feet of leasable commercial space.

As of December 31, 2018, approximately 73.0% (based on cost) of the properties were apartment communities located primarily in North Dakota and Minnesota with others located in Missouri and Nebraska. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2018, approximately 27.0% (based on cost) of the properties comprised industrial, office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Mississippi, Minnesota, Nebraska and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Our Advisor

Our external Advisor is Sterling Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf. The Advisor is owned in part by Kenneth Regan, a trustee and our Chief Executive Officer, by an entity controlled by James Wieland, also one of our trustees, by Joel Thomsen, our Chief Investment Officer, and by Ryan M. Downs, our President. In addition, Messrs. Regan, Wieland, Thomsen and Downs serve on the Board of Governors of the Advisor. From 2007 to 2018, our Advisor’s staff increased in number and expertise, growing from 4 to 18 full-time employees including a president, chief accounting officer, chief investment officer, controller, assistant controllers, financial accountants, asset managers, director of investor relations and general counsel.

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

Organizational Structure

The following chart shows our structure:

(1)

The Advisor is owned in part by our Chief Executive Officer and Trustee Mr. Kenneth P. Regan (36.578%), by Wieland Investments, LLLP, an entity controlled by our Trustee Mr. James S. Wieland (35.578%), by our Chief Investment Officer Joel Thomsen (8.00%) and by our President Ryan M. Downs (1.00%). In addition, Mr. Regan serves as the Chief Executive Officer and Chairman of the Board of the Advisor, and Messrs. Wieland, Thomsen and Downs serve on the Board of Governors of the Advisor.

(2)

The Advisor serves as both our and our operating partnership’s advisor. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 1.6% and 2.0%, respectively, of our shares as of December 31, 2018.

(3)

We control the operating partnership as the general partner, and own approximately 33.41% of the operating partnership as of December 31, 2018. Mr. Regan and Mr. Wieland beneficially owned and had voting power over approximately 16.7% and 8.2%, respectively, of the operating partnership as of December 31, 2018.

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

Investment Strategy

Our current investment strategy is to acquire and hold ownership interests in real estate properties in multifamily residential properties primarily located in the central corridor of the contiguous 48 states.  There is no current plan for our existing commercial properties (industrial, medical, office and retail) in regards to retention or disposition.

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

Investment Guidance

Our Board of Trustees has provided investment guidance to the Advisor to direct our investment strategy. Changes to our investment guidance must be approved by our Board. The Advisor has been authorized to execute (1) commercial real estate property acquisitions and dispositions and (2) investments in other real estate related assets, in each case so long as such investments are approved by our Board. Our Board will at all times have ultimate oversight over our investments and may change from time to time the scope of authority delegated to our Advisor with respect to acquisition and disposition transactions. Our current investment guidance is that future real estate investments be limited to multifamily apartment properties.  We currently have no plans with respect to our commercial properties in regards to retention or disposition.

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

Investments in Real Estate Related Assets

Our guidelines provide we may invest in real estate related assets. These assets include securities of other companies engaged in real estate activities, mortgage-backed securities and conventional mortgage loans. To date, our investment in such assets have been nominal. We do not anticipate such investment amounts to be material or long term.

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

Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition or ability to pay dividends. We do not believe our existing portfolio as of December 31, 2018 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

AVAILABLE INFORMATION

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and all amendments to these filings with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed by us with the SEC on the internet site maintained by the SEC at www.sec.gov.  In addition, we will make these reports available, free of charge, by responding to requests addressed to 1711 Gold Drive South, Suite 100, Fargo, North Dakota 58103. You may also request reports by calling the telephone number (701) 353-2720.  We  also maintain an internet site at www.sretrust.com, which includes the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. This reference to our website is not intended to incorporate information found on the website into this filing.

ITEM 1A. RISK FACTORS

Risks Related to Sterling Real Estate Trust

Our common shares of beneficial interest represent an investment in equity only, and not a direct investment in our assets. Therefore, common shareholders will hold only an indirect interest in our assets.

The common shares of beneficial interest represent an equity interest only in us, not in any of our assets or our operating partnership’s real estate or other investments. Our principal asset is our equity interest in the operating partnership. Neither the Advisor nor any of its managers or affiliates have any obligation with respect to the payment of dividends to our shareholders or the return of investments made to us by the shareholders.

Our results are dependent on amounts received from the leasing and resale of investments, which are subject to market and economic changes. If income is insufficient to meet our capital needs, our ability to carry out our business plans could be adversely affected.

Our purpose is to acquire and hold real estate investments as long-term investments before we resell the investments to maximize anticipated appreciation for our shareholders. The primary income that will be generated by us will be the profits, if any, from the operation or holding of the real estate and upon the resale of the investments. If circumstances arise which cause an investment to remain at its current value or decrease in value, we may generate less income than anticipated.

We may raise additional funds in the future to fund our capital needs, which may not be available on acceptable terms if at all.

We may need to raise additional capital in the future in order to fulfill our business plans. The timing and amount of our future capital needs will depend on a number of factors, including the revenue generated by the operation of our real estate investments, when and if the properties will appreciate in value, the resale price of the properties and other investments, our future operating expenses and required capital outlays. There can be no assurance additional financing will be available when needed on terms favorable to us, if at all.

Further, we may be required to raise additional capital and sell additional securities in the future on terms which are more favorable to those investors than the terms under which our current securityholders acquired their investments. If adequate funds are not available or are not available on acceptable terms, our ability to fund our current business plans and to acquire additional real estate and other investments could be significantly limited. Such limitation could have a material adverse effect on our results.

Our success is based on continuing to locate and hold suitable real estate investments, and failure of our Advisor to locate additional suitable properties or the unsuccessful operation of our existing real estate investments could adversely affect our operations and our ability to pay dividends.

Our ability to achieve our investment objectives and to pay dividends to our shareholders and distributions to unitholders is dependent upon the performance of our Advisor in locating suitable investments and appropriate financing arrangements for us as well as on the successful management of our properties after acquisition. We currently own, through the operating partnership, the properties described under Item 2 — Properties.    We cannot be sure our Advisor will be successful in locating suitable investments on financially attractive terms, or be certain that operation of the properties will avoid the risks attendant to real estate acquisitions, such as:

•	The risk properties may not perform in accordance with expectations, including projected occupancy and rental rates;
•

The risk we may have underestimated the cost of improvements or repairs required to bring or keep an acquired property up to or at standards established for its intended use or its intended market position.

Our Board of Trustees may have to make expedited decisions on whether to invest in certain properties, including prior to receipt of detailed information.

Our Board of Trustees may be required to make expedited decisions in order to effectively compete for the acquisition of desirable properties and other assets. In such cases, our Advisor and Board of Trustees may not have access to detailed information regarding real estate investments, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the real estate investment, at the time of making an investment decision to pay a non-refundable deposit and to proceed with an acquisition. In addition, the actual time period during which our Advisor will be allowed to conduct due diligence may be limited. Therefore, there can be no assurance our Advisor and Board of Trustees will have knowledge of all circumstances that may adversely affect an investment.

We face competition from other real estate investors for suitable properties, and may not be successful in our attempts to acquire desirable properties.

The multifamily and commercial real estate industries are highly competitive, and we face competition for investment opportunities. These competitors may be real estate developers, real estate financing entities, real estate investment trusts, mutual funds, hedge funds, investment banking firms, institutional investors and other entities or investors that acquire real estate and may have substantially greater financial resources than we do. These entities or investors may be able to accept more risk than our Board of Trustees believes is in our best interest. This competition may limit the number of suitable investment opportunities offered or available to us. This competition also may increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire properties or interests in properties. In addition, we believe competition from entities organized for purposes similar to ours may increase in the future.

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

There can be no assurance dividends or distributions will be paid or increase over time.

There are many factors that can affect the availability and timing of cash dividends to our shareholders and distributions to unitholders.  Dividends and distributions will be based principally on cash available from our real estate and other investments. The amount of cash available for dividends will be affected by many factors, such as our ability to acquire profitable real estate investments and successfully manage our real estate properties and our operating expenses. We can give no assurance we will be able to pay or maintain dividends or distributions or that dividends or distributions will increase over time. Our actual results may differ significantly from the assumptions used by our Board of Trustees in establishing the dividend or distribution rate to our securityholders.

We may pay dividends or distributions from sources other than our cash flow from operations, which could subject us to additional risks.

We are permitted to pay dividends and distributions from any source. If we fund dividends or distributions from cash flow from operations or working capital, we will have less funds available for investment in real estate and other investments and our securityholders’ overall return may be reduced. Actual cash available for dividends and distributions may vary substantially from the estimates of our Board of Trustees. Because we may receive income from interest or rents at various times during our fiscal year, dividends and distributions paid may not reflect our income earned in that particular period. In these instances, we may obtain third party financing to fund our dividends or distributions, causing us to incur additional interest expense. We may also fund such dividends and distributions from the sale of assets or additional securities. Any of these actions could potentially negatively affect future results of operations.

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

Our future success substantially depends on the active participation of James Wieland, one of our trustees, Kenneth Regan, our Chief Executive Officer and a trustee, Ryan Downs, our President and Joel Thomsen, our Chief Investment Officer. Messrs. Wieland, Regan, Downs and Thomsen are also governors and owners of our Advisor. Messrs. Wieland, and Regan, have over 37 years of extensive experience each in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing, and through the Advisor, in locating desirable real estate investments and where serving as property manager, managing our properties. Losing the services of Messrs. Wieland, Regan, Downs or Thomsen could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us. See “Risks Related to Conflicts of Interest.”

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships. As our reliance on technology has increased, so have the risks posed to its information systems, both internal and those provided by Sterling Management and service providers.   Our and Sterling Management’s processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

Our securityholders have limited control over our operation, and the Board of Trustees has the sole power to appoint and terminate the Advisor.

Our Board of Trustees has the sole authority to determine our major policies, including our policies regarding financing, growth, investment strategies, debt capitalization, REIT qualification, distribution, and to take certain actions including acquiring or disposing of real estate and real estate related investments, dividend declaration and the election or removal of the Advisor. Our securityholders do not have the right to remove the Advisor, but have the right to elect and remove trustees. Under the Amended Declaration of Trust, our trustees may not do the following without the approval of the holders of a majority of the outstanding common shares of beneficial interest:

•	Amend the Amended Declaration of Trust, except for amendments which do not adversely affect the rights, preference and privileges of shareholders;

•	Sell all or substantially all of our assets other than in the ordinary course of business or in connection with a liquidation and dissolution;
•	Conduct a merger or other reorganization of the trust; or
•	Dissolve or liquidate us.

Our shareholders have the right, without the concurrence of the Board of Trustees, to terminate the trust and liquidate our assets or amend the Amended Declaration of Trust.

Shareholders have no role in determining our investments and must rely on our Advisor and oversight by the Board of Trustees.

For future acquisitions or dispositions, the Board of Trustees has the authority to approve investment acquisitions or dispositions without shareholder approval. Therefore, shareholders will not be able to evaluate the terms of future investment acquisitions or dispositions, their economic merit or other relevant financial data before we acquire or sell  investments. Shareholders must rely entirely on the oversight of our Board of Trustees, the management ability of our Advisor and the performance of the property managers.

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

We are not registered as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”) based on exemptions we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act. Registration as an investment company, which would be costly, would subject us to a host of complex regulations, and would divert the attention of management from the conduct of our business. If the SEC or a court of competent jurisdiction were to find we are required, but in violation of the Investment Company Act had failed, to register as an investment company, possible consequences include, but are not limited to, the following: (i) the SEC could apply to a district court to enjoin the violation; (ii) our shareholders could sue us and recover any damages caused by the violation; (iii) any contract to which we are party made in, or whose performance involves a violation of the Investment Company Act would be unenforceable by any party to the contract unless a court were to find that under the circumstances enforcement would produce a more equitable result than non-enforcement and would not be inconsistent with the purposes of the Investment Company Act; and (iv) criminal and civil actions could be brought against us. Should we be subjected to any or all of the foregoing, our operations and results of operations would be materially and adversely affected.

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

The current estimated value of our common stock equals $19.00 per share. The methodology used by our Board to determine this value was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain and certain additional information. No formal valuation has been undertaken by us. Our valuation process involves a number of estimates, assumptions and subjective judgments that may not be accurate and complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles. The estimated value of our real estate assets used in the analysis may not necessarily represent the value we would receive or accept if the assets were marketed for sale. Further, acquisitions and dispositions of properties will have an effect on the value of our estimated price per share, which is not reflected in the current estimated price. Moreover, the estimated per share value of the common stock does not reflect a specific liquidity discount for the fact that the shares are not currently traded on a public market, a discount for the non-assumability or prepayment obligations associated with certain loans and other costs that may be incurred in connection with the sale of assets. A shareholder should not rely on the estimated value per share as being an accurate or precise measure of the then-current value of the shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest dividends by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

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

The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to individual U.S. shareholders currently is 20%.  In addition, the 3.8% tax on net investment income may apply to such dividends. In general, ordinary dividends payable by REITs to its individual U.S. shareholders, however, are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (for REIT dividends received after December 31, 2017, the maximum individual income tax rate currently is 37%, but the current maximum, effective federal income tax rate as to REIT dividends may be reduced to 29.6% because of a partial deduction that may apply with respect to REIT dividends; in addition, the 3.8% tax on net investment income may apply to REIT dividends). It is possible also that tax legislation enacted in 2019 or subsequent years might increase this rate differential. The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive related to other corporations which might be detrimental to our ability to raise additional funds through the sale of our common shares.

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

Lenders providing financing for our acquired properties may include provisions in the mortgage loan documentation that state the termination or replacement of the Advisor is an event of default or an event triggering acceleration of the repayment of the loan in full. Even though we will attempt to have such provisions excluded from the loan documents, the lenders may still require them to be included. In addition, the termination or replacement of the Advisor could trigger an event of default under any credit agreement governing a line of credit we may obtain. If an event of default or repayment event occurs with respect to any of our properties, our ability to achieve our investment objectives could be materially adversely affected.

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

The Advisor performs services for us in connection with the selection, acquisition, financing and disposition of our investments; the management of our assets; and certain administrative services. We pay the Advisor an annual management fee, reimbursement for operating and acquisition expenses as well as acquisition, disposition, financing and development fees. Such fees and payments reduce the amount of cash available for further investments or dividends to our shareholders. Additionally, such fees increase the risk shareholders may receive a lower price when they resell their shares than the purchase price they initially paid for their shares.

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

Our results of operations may be sensitive to changes in overall economic conditions impacting tenant leasing practices, such as increased unemployment, weakening of tenant financial condition, large-scale business failures and tight credit markets. Adverse economic conditions affecting tenant income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs and other matters, could reduce overall tenant leasing or cause tenants to shift their leasing practices. In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, excessive availability of competing properties or the public perception any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. A general reduction in the level of tenant leasing could adversely affect our ability to maintain our current occupancy rates and gain new tenants, affecting our growth and profitability. Accordingly, difficult financial and macroeconomic conditions could have a significant adverse effect on our cash flows, profitability and results of operations.

Insufficient geographic diversity of our real estate investments could adversely affect our operating results if economic changes impact real estate markets where we own significant assets.

Geographic concentration of our properties may expose us to economic downturns in those areas where our properties are located. A recession in any area where we own several properties or interests in properties could adversely affect our ability to generate or increase operating revenues, locate and retain financially sound tenants or dispose of unproductive properties. In addition, it could have an adverse impact on our tenant’s revenues, costs and results of operations and may adversely affect their ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Currently, the majority of our properties are located in North Dakota and Minnesota, and we hold several properties in Fargo, North Dakota and Moorhead, Minnesota. To the extent weak economic or real estate conditions affect North Dakota, Minnesota or other markets in which we own properties more severely than other areas of the country, our financial performance could be negatively impacted.

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

We may invest in and develop undeveloped real property, which requires us to pay expenses prior to receiving any income on the property.

We have the discretion to invest up to 10% of our total assets in undeveloped property. If we invest in undeveloped property, such property will not generate operating revenue while costs are incurred to develop the property and may generate other expenses including property taxes and insurance. In addition, construction and development of such properties may not be completed within budget or as scheduled and projected rental levels may not be achieved. In addition to the risks of real estate investments in general, an investment in undeveloped property is subject to additional risks, including the expense and delay which may be associated with rezoning the land for a higher use and the development and environmental concerns of governmental entities and/or community groups. Therefore, we will not generate income on such property until development is completed and we begin leasing the property.

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

We face significant competition from owners, operators and developers of similar real estate properties designed and dedicated to serve tenants with the same needs as the tenants that occupy or could occupy our properties in the same market. These competitors may have greater resources than we do, and may have other advantages resulting from lower cost of capital and enhanced operating efficiencies. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. Due to such competition, the terms and conditions of any lease we enter into with our tenants may vary substantially from those anticipated. Our properties experience competition from existing and planned projects, as well as newer developments located within the market area. We cannot assure competitors will not develop similar properties in the area or not be able to negotiate better leases for existing or new properties which could adversely affect the profitability and viability of our properties.

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

We value our real estate properties initially at cost, which we expect to represent fair value at that time. After acquisition, valuations may include appraisals of our properties periodically. The valuation methodologies used to value our real estate properties will involve subjective judgments regarding such factors as comparable sales, rental and operating expense data, the capitalization and/or discount rate and projections of future rent and expenses based on appropriate analysis. Although we believe our valuation procedures are designed to determine the accurate fair value of our assets, appraisals and valuations of our real estate properties and other investments assets will be only estimates of fair value and therefore may not correspond to realizable value upon a sale of those assets.

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

The Advisor and an affiliate of the Advisor serve as our principal property managers, and the Advisor has hired and intends to hire other affiliates and/or third parties to serve as additional property managers, to manage our properties and act as leasing agents to lease vacancies in our real estate properties. These property managers will have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed may be limited. We will not, and the Advisor will not as to its affiliates and third party property managers, supervise any of the property managers or any of their respective personnel on a day-to-day basis. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and their ability to lease vacancies in our properties. Any adversity experienced by our property managers could adversely impact the operation and profitability of our properties and, consequently, our ability to achieve our investment objectives.

Risks Related with Our Indebtedness and Financing

Market conditions could adversely affect our ability to obtain financing.

As a REIT, we are required to distribute at least 90% of our taxable income (excluding net capital gains) to our shareholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties can depend on our ability to obtain debt or equity financing from third parties or the sellers of properties or to sell other properties. We have incurred mortgage debt and pledged many of our properties as security for debt in order to obtain funds to acquire additional properties or for working capital. We have also obtained lines of credit to provide a flexible borrowing source of funds.

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

Some of our mortgage loans require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity could be uncertain and may depend upon our ability to obtain additional financing, to refinance the debt or our ability to sell the particular property. If we try and refinance the debt, we may not be able to obtain terms as favorable as the original loan. Based on historical interest rates, current interest rates are low and, as a result, the interest rate obtained upon refinancing in subsequent years may be higher than the original loan. If we are not able to refinance the debt, or obtain acceptable terms, we may be required to sell the mortgaged property at a time which may not permit realization of the maximum return on such property. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

Lenders may require restrictive covenants relating to our operations, which may adversely affect our flexibility and our ability to achieve our investment objectives.

Mortgage loans obtained by us could impose restrictions that affect our distribution and operating policies, our ability to incur additional debt and our ability to resell interests in the property. Loan documents may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, replace the Advisor or the property manager, or terminate certain operating or lease agreements related to the property. Such restrictions may limit our ability to achieve our investment objectives.

Increases in interest rates on variable rate debt incurred and new financings by us will reduce cash available for dividends.

Increases in interest rates on any variable rate debt incurred or new financings would increase our interest costs, which could reduce our cash flows and our ability to pay dividends to our shareholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Complying with REIT requirements may limit our ability to hedge liabilities through tax-efficient means, which may adversely affect our results of operations.

We have entered into one hedging transaction and may enter into additional such transactions. Hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments. The REIT provisions of the Code substantially limit our ability to hedge liabilities.  Because we conduct substantially all of our operations through our operating partnership, any income from a hedging transaction entered into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute gross income to us for purposes of the 75% or 95% gross income test. As a result, we may be required to limit the operating partnership’s use of advantageous hedging techniques or to implement hedges through certain taxable corporations. This could increase the costs of hedging activities because any taxable corporation would be subject to tax on gains or expose the operating partnership to greater risks associated with changes in interest rates than is otherwise desirable. In addition, losses of a taxable corporation will generally not be deductible by the operating partnership and will generally only be available to offset future taxable income of such corporation. We intend to structure any hedging transaction in a manner that does not jeopardize our ability to qualify as a REIT.

We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility.

We may acquire properties by issuing limited partnership units in our operating partnership to contributors of property which may include affiliates. If we enter into such transactions, in order to induce the property owners to accept limited partnership units rather than cash, it may be necessary for us to provide them with additional incentives. For instance, our operating partnership’s LLLP Agreement provides any holder of limited partnership units may, subject to certain conditions, request redemption of their units and may acquire our shares on a one-for-one exchange basis.

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

Risks Related to Other Investments

Investments in other real estate related investments could involve higher risks than investment in real estate properties, which could adversely affect our operations and ability to make dividend payments.

We are permitted to invest in other real estate assets.  We can invest in real estate equity, debt and derivative securities.  These assets can be quite risky, illiquid and volatile and the value of these assets could cause the value of our shares to fluctuate and could result in losses that materially adversely affect our results of operations.

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with our affiliates, our Advisor and its affiliates, including the material conflicts discussed below.

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

Division of loyalty

Several of our officers and/or trustees serve as officers, governors and owners of one or more entities (certain of which are affiliated with our Advisor or trustees), property managers, tenants of our properties, brokerage companies and other real estate entities owning real estate investments. As a result, these individuals owe duties to these other entities and their investors, which may conflict with the duties that they owe to us and our shareholders. Their loyalties to these other entities and investors could result in action or inaction detrimental to our business, which could harm implementation of our business strategy and investment and leasing opportunities.

Allocation of investment opportunities

The Advisor and its affiliates are or may become committed to the management of other business ventures. Accordingly, there may be conflicts of interest between our investments and other investments or business ventures in which the Advisor and its affiliates are participants. In addition, the Advisor and its officers will advise other investment programs that invest in commercial real estate properties and real estate related assets in which we may be interested. Therefore, the Advisor could face conflicts of interest in allocating and determining which programs will have the opportunity to acquire and participate in such investments as they become available. As a result, other investment programs advised by the Advisor may compete with us with respect to investors and certain investments we may want to acquire.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2018, we owned 173 properties, containing approximately 9,852 apartments and 1,626,000 square feet of leasable commercial space.

It is our policy to acquire assets with an intention to hold these assets as long-term investments seeking income and capital appreciation through an increase in value of our real estate portfolio, as well as increased revenue as a result of higher rent. These types of investments are the core of our strategy of creating shareholder value. We currently own and maintain a portfolio of real estate diversified by geographical location and by type and size.  Sterling’s current acquisition strategy and focus is on multifamily apartment properties. Our Advisor monitors industry trends and invests in property believed to provide the most favorable return balanced with risk. We attempt to manage our real estate portfolio by evaluating changes or trends in the industries in which our tenants operate, the creditworthiness of our tenants and changes or trends in the area demographics surrounding our properties for evidence that our properties will continue to meet our investment objectives of cash flow, preservation of capital and capital appreciation.

With the exception of single tenant buildings, the majority of our real estate investments are managed by a third party. Property management firms usually receive between 3% and 5% of gross rent collection for their services. Substantially all of our commercial revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. More than half of our existing commercial property leases as of December 31, 2018 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2018, we owned 173 properties in eleven states, primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Nebraska and Wisconsin. This portfolio of properties includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota.  We report our results in two reportable segments: residential and commercial properties.  Please see Notes 2 and 3 to the consolidated financials included in this report for more information.

As of December 31, 2018, approximately 73.0% (based on cost) of the properties were apartment communities located primarily in North Dakota and Minnesota with others located in Missouri and Nebraska. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases.

As of December 31, 2018, approximately 27.0% (based on cost) of the properties were comprised of industrial, office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

The following table sets forth certain information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2018 (in thousands, except units or leasable sq. ft.).

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2018
32nd Avenue Office	Fargo, ND	2004	31,750	$4,183	100.00%
Aetna	Bismarck, ND	2006	50,000	7,120	100.00%
Amberwood	Grand Forks, ND	2016	95	4,081	98.29%
Applebee’s Neighborhood Bar & Grill	Apple Valley, MN	2011	4,997	2,523	100.00%
Applebee’s Neighborhood Bar & Grill	Bloomington, MN	2010	5,043	2,208	100.00%

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2018
Applebee’s Neighborhood Bar & Grill	Coon Rapids, MN	2010	5,576	2,434	100.00%
Applebee’s Neighborhood Bar & Grill	Savage, MN	2010	4,936	1,518	100.00%
Arbor	Bismarck, ND	2013	12	696	100.00%
Arbor II	Bismarck, ND	2013	12	671	100.00%
Arbor III	Bismarck, ND	2013	12	667	100.00%
Ashbury	Fargo, ND	2013 & 2016	61	4,114	97.10%
Auburn II	Fargo, ND	2007	24	1,089	97.70%
Autumn Ridge	Grand Forks, ND	2004	144	10,370	96.98%
Barrett Arms	Crookston, MN	2014	24	1,159	88.41%
Bayview	Fargo, ND	2007	100	4,758	85.94%
Becker Furniture	Waite Park, MN	2006	30,200	1,578	-%
Bell Plaza* (FKA Northland Plaza)	Bloomington, MN	2015	296,967	51,481	87.93%
Berkshire	Fargo, ND	2008	12	474	100.00%
Betty Ann	Fargo, ND	2009	24	928	100.00%
Biolife Plasma Center	Bismarck, ND	2008	11,671	2,756	100.00%
Biolife Plasma Center	Grand Forks, ND	2008	13,190	2,909	100.00%
Biolife Plasma Center	Janesville, WI	2008	12,225	2,282	100.00%
Biolife Plasma Center	Mankato, MN	2008	13,181	4,073	100.00%
Biolife Plasma Center	Marquette, MI	2008	11,737	3,196	100.00%
Biolife Plasma Center	Onalaska, WI	2008	12,180	2,450	100.00%
Biolife Plasma Center	Oshkosh, WI	2008	12,191	2,187	100.00%
Biolife Plasma Center	Sheboygan, WI	2008	13,230	2,573	100.00%
Biolife Plasma Center	Stevens Point, WI	2008	13,190	2,482	100.00%
Birchwood I	Fargo, ND	2017	18	421	100.00%
Birchwood II	Fargo, ND	2017	48	2,637	97.99%
Bradbury	Bismarck, ND	2018	96	6,012	93.20%
Bridgeport	Fargo, ND	2016	120	8,337	87.03%
Bristol Park	Grand Forks, ND	2016	80	5,742	93.10%
Brookfield	Fargo, ND	2008	72	2,561	87.66%
Cambridge (FKA 44th Street)	Fargo, ND	2013	42	2,416	97.59%
Candlelight	Fargo, ND	2012	66	2,030	90.61%
Carling Manor	Grand Forks, ND	2008	12	818	100.00%
Carlton Place	Fargo, ND	2008	213	8,690	91.65%
Carr	Fargo, ND	2017	18	830	100.00%
Cedars 4	Fargo, ND	2018	18	1,215	100.00%
Chandler 1802	Grand Forks, ND	2014	24	1,338	100.00%
Chandler 1834	Grand Forks, ND	2018	12	670	99.93%
Chandler 1866	Grand Forks, ND	2005	12	354	95.21%
Cherry Creek (FKA Village)	Grand Forks, ND	2008	35	1,770	94.87%
Cityside	Fargo, ND	2018	36	1,328	98.49%
Columbia West	Grand Forks, ND	2008	70	4,143	89.09%
Country Club	Fargo, ND	2011	40	1,804	94.65%
Countryside	Fargo, ND	2011	24	932	88.10%
Courtyard	St. Louis Park, MN	2013	151	9,163	94.70%
Dairy Queen	Dickinson, ND	2012	2,811	3,079	100.00%
Dairy Queen	Moorhead, MN	2011	2,712	1,330	100.00%
Dairy Queen	Apple Valley, MN	2018	5,348	1,185	100.00%
Dakota Manor	Fargo, ND	2014	54	2,713	86.96%
Danbury	Fargo, ND	2007	135	7,454	94.90%
Dellwood Estates	Anoka, MN	2013	132	11,907	97.35%
Eagle Run	West Fargo, ND	2010	144	6,968	91.79%
Eagle Sky I	Bismarck, ND	2016	20	1,573	100.00%
Eagle Sky II	Bismarck, ND	2016	20	1,584	100.00%
East Bridge	Fargo, ND	2017	58	6,426	99.05%
Echo Manor	Hutchinson, MN	2014	30	1,112	100.00%
Eide Bailly Building***	Fargo, ND	2007	74,646	6,187	100.00%
Emerald Court	Fargo, ND	2008	24	1,041	96.15%
Essex	Fargo, ND	2017	18	928	88.67%
Fairview	Bismarck, ND	2008	84	5,361	84.40%
Family Dollar Store	Mandan, ND	2010	9,100	820	100.00%
First International Bank & Trust	Moorhead, MN	2011	3,510	1,014	100.00%
Flickertail	Fargo, ND	2008	180	6,747	90.78%

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2018
Forest Avenue	Fargo, ND	2013	20	11,893	100.00%
Four Points Office Building	Fargo, ND	2007	11,973	1,332	83.72%
Fredericksburg	Omaha, NE	2018	173	785	90.46%
Galleria III	Fargo, ND	2010	18	1,077	97.04%
Garden Grove	Bismarck, ND	2016	95	7,205	98.60%
Gate City Bank	Grand Forks, ND	2008	17,406	1,522	100.00%
Georgetown	Fridley, MN	2014	462	33,813	95.38%
Glen Pond	Eagan, MN	2011	414	26,703	98.33%
Goldmark Office Park	Fargo, ND	2007	124,425	19,184	98.59%
Grand Forks Marketplace**	Grand Forks, ND	2003	182,522	10,742	100.00%
Granger Court	Fargo, ND	2013	59	3,169	98.32%
Great American Insurance Building	Fargo, ND	2005	15,000	2,258	100.00%
Griffin Court	Moorhead, MN	2014	128	5,206	94.25%
Guardian Building Products	Fargo, ND	2012	100,600	3,754	100.00%
Hannifin	Bismarck, ND	2013	14	789	100.00%
Harrison Richfield	Grand Forks, ND	2007	140	7,907	94.02%
Hartford	Fargo, ND	2018	30	1,407	89.86%
Highland Meadows	Bismarck, ND	2011	144	10,421	98.44%
Hunter’s Run I	Fargo, ND	2007	12	481	92.27%
Hunter’s Run II	Fargo, ND	2008	12	518	84.45%
Huntington	Fargo, ND	2015	10	435	95.16%
Islander	Fargo, ND	2011	24	1,159	95.98%
Jadestone	Fargo, ND	2017	18	879	88.99%
Kennedy	Fargo, ND	2013	12	794	100.00%
Library Lane	Grand Forks, ND	2007	60	2,999	93.28%
Madison (FKA Columbine)	Grand Forks, ND	2015	12	681	86.43%
Maple Ridge	Omaha, NE	2008	168	10,632	99.71%
Maplewood	Maplewood, MN	2014	240	15,951	97.83%
Maplewood Bend	Fargo, ND	2009 and 2010	182	7,325	93.90%
Martha Alice	Fargo, ND	2009	24	951	88.25%
Mayfair (FKA Colony Manor)	Grand Forks, ND	2008	24	1,218	91.17%
Midtown Plaza	Minot, ND	2004	17,797	1,296	91.08%
Monticello	Fargo, ND	2013	18	903	100.00%
Montreal Courts	Little Canada, MN	2013	444	27,877	95.24%
Morningside	Fargo, ND	2018	17	761	100.00%
Oak Court	Fargo, ND	2008	81	3,139	94.38%
Oakview Townhomes (FKA Arrowhead)	Grand Forks, ND	2017	82	5,870	98.45%
O'Reilly Auto Store	Mandan, ND	2010	6,300	679	100.00%
Pacific Park I	Fargo, ND	2013	30	999	95.48%
Pacific Park II	Fargo, ND	2013	39	1,089	87.90%
Pacific South	Fargo, ND	2013	15	553	73.82%
Park Circle	Fargo, ND	2017	18	937	94.72%
Parkview Arms	Bismarck, ND	2015	62	4,596	97.44%
Parkway Office (FKA Echelon Building)	Fargo, ND	2006	17,000	1,938	100.00%
Parkwest Gardens	West Fargo, ND	2014	142	7,605	94.00%
Parkwood	Fargo, ND	2008	40	1,389	89.72%
Pebble Creek	Bismarck, ND	2008	70	4,014	94.16%
Plumtree	Fargo, ND	2017	18	939	100.00%
Prairiewood Court I & II	Fargo, ND	2006 and 2007	60	2,419	94.58%
Prairiewood Meadows	Fargo, ND	2012	85	3,537	98.66%
Quail Creek	Springfield, MO	2015	164	10,967	96.68%
Redpath	White Bear Lake, MN	2016	25,817	4,017	100.00%
Regis Building	Edina, MN	2009	102,448	13,131	100.00%
Robinwood	Coon Rapids, MN	2014	120	8,159	99.55%
Rosedale Estates	Roseville, MN	2014	360	26,252	97.27%
Rosegate	Fargo, ND	2008	90	3,560	86.48%
Roughrider	Grand Forks, ND	2016	12	699	100.00%
Saddlebrook	West Fargo, ND	2008	60	1,614	93.81%
Sage Park (FKA Brighton Village)	New Brighton, MN	2014	240	17,602	98.73%
Sargent	Fargo, ND	2017	36	1,733	94.70%
Schrock	Fargo, ND	2013	18	751	100.00%
Sheridan Pointe	Fargo, ND	2013	48	2,921	94.86%

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2018
Sierra Ridge	Bismarck, ND	2006 and 2011	136	10,304	95.97%
Social Security Building	St. Cloud, MN	2007	10,810	2,912	100.00%
Somerset	Fargo, ND	2008	75	3,995	94.39%
Southgate	Fargo, ND	2007	162	6,504	91.05%
Southview III	Grand Forks, ND	2011	18	738	100.00%
Southview Village	Fargo, ND	2007	72	3,146	97.08%
Spring	Fargo, ND	2013	25	975	95.96%
Stanford Court	Grand Forks, ND	2013	96	4,505	97.88%
Stonefield	Bismarck, ND	2014	192	31,039	97.76%
Stony Brook	Omaha, NE	2009	148	11,541	98.68%
Summerfield	Fargo, ND	2015	18	825	91.65%
Summit Point	Fargo, ND	2015	87	6,672	90.94%
Sunchase	Fargo, ND	2017	36	1,878	97.32%
Sunset Ridge	Bismarck, ND	2008 and 2010	180	13,815	97.52%
Sunview	Grand Forks, ND	2008	36	1,961	95.31%
Sunwood Estates	Fargo, ND	2007	81	4,261	93.90%
Terrace on the Green	Moorhead, MN	2012	116	3,757	93.73%
Thunder Creek	Fargo, ND	2018	57	4,994	92.54%
Titan Machinery	Bismarck, ND	2015	22,293	3,423	100.00%
Titan Machinery	Dickinson, ND	2012	17,760	1,790	100.00%
Titan Machinery	Fargo, ND	2012	29,800	3,336	100.00%
Titan Machinery	Marshall, MN	2011	42,000	5,081	100.00%
Titan Machinery	Minot, ND	2012	23,690	2,630	100.00%
Titan Machinery	North Platte, NE	2016	16,480	1,769	100.00%
Titan Machinery	Sioux City, IA	2013	32,532	4,567	100.00%
Twin Oaks	Hutchinson, MN	2014	80	4,442	99.51%
Twin Parks	Fargo, ND	2008	66	2,438	92.85%
Valley Homes Duplexes	Grand Forks, ND	2015	24	2,348	89.20%
Valley View	Golden Valley, MN	2014	72	7,557	97.72%
Village Park	Fargo, ND	2008	60	2,368	97.82%
Village West	Fargo, ND	2008	80	2,923	88.28%
Walgreens	Alexandria, LA	2009	14,560	4,296	100.00%
Walgreens	Batesville, AR	2009	14,820	7,616	100.00%
Walgreens	Denver, CO	2011	13,390	5,210	100.00%
Walgreens	Fayetteville, AR	2009	14,550	5,810	100.00%
Walgreens	Laurel, MS	2010	14,820	4,542	100.00%
Washington	Grand Forks, ND	2016	17	727	100.00%
Wells Fargo Building	Duluth, MN	2007	95,961	10,099	84.47%
West Oak	Fargo, ND	2017	18	802	77.84%
Westcourt	Fargo, ND	2014	64	3,595	80.94%
Westside	Hawley, MN	2010	14	507	100.00%
Westwind	Fargo, ND	2008	18	620	100.00%
Westwood Estates	Fargo, ND	2008	200	7,836	83.62%
Willow Park	Fargo, ND	2008	102	6,616	93.42%

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

Geography

Of our 173 properties, 125 are located in North Dakota, with 82 being located in the greater Fargo, North Dakota and Moorhead, Minnesota metropolitan statistical area. These 125 residential and commercial properties generated approximately 50.5% of our rental revenue for the year ended December 31, 2018.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of and for the years ended December 31, 2018 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$407,741	51.6%	$56,125	50.5%
Minnesota	292,778	37.0%	45,483	40.9%
Other	90,177	11.4%	9,505	8.6%
	$790,696	100.0%	$111,113	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, the 2017 estimated combined population of the Fargo, West Fargo and Moorhead metro area is 201,189 people.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2018:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	4.1%	4.1%	4.0%	3.9%	3.8%	4.0%	3.9%	3.8%	3.7%	3.8%	3.7%	3.9%
North Dakota (1)	2.6%	2.6%	2.6%	2.6%	2.6%	2.6%	2.6%	2.6%	2.7%	2.8%	2.8%	2.6%

(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Tenants

Our tenants are varied and consist of individuals and national, regional, and local businesses. Our commercial/retail properties generally attract a mix of tenants. In 2018,  2017 and 2016, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, restaurant, and medical. Within our office, retail and industrial properties, we have over 100 tenants who operate in numerous industries, including restaurants, pharmacy, medical, financing, banking, insurance, professional services, technology, wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one year periods. The following table lists a summary, as of December 31, 2018, of lease expirations on non-residential properties scheduled to occur during each of the ten calendar years from 2019 to 2028  and thereafter, assuming that tenants exercise no renewal options or early termination rights.  Base rents do not include CAM (common area maintenance).

The table is based on leases at December 31, 2018 for our non-residential properties including our unconsolidated affiliates (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring	% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent	Base Rent
Month-to-Month	6	31,348	2.03%	$582	4.08%
2019	20	76,872	4.97%	762	5.34%
2020	21	229,785	14.86%	1,149	8.05%
2021	27	419,926	27.15%	3,052	21.38%
2022	13	256,074	16.56%	1,561	10.94%
2023	10	47,396	3.06%	345	2.42%
2024	6	43,673	2.82%	268	1.88%
2025	3	30,639	1.98%	546	3.83%
2026	2	71,451	4.62%	633	4.43%
2027	3	52,474	3.39%	375	2.63%
2028	8	109,469	7.08%	1,155	8.09%
Thereafter	12	177,401	11.48%	3,845	26.93%
Leased Total	131	1,546,508	100.00%	$14,273	100.00%

Mortgage Notes Secured by the Properties

At December 31, 2018, we had $408,339 in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2019	$25,076
2020	28,689
2021	46,617
2022	31,868
2023	47,746
Thereafter	228,343
$408,339

Acquisitions and Dispositions

We acquired a controlling interest in nine properties and disposed of three commercial properties during the year ended December 31, 2018. Capitalization rates are a key decision making item used by the Board. Capitalization rates for acquisitions are calculated using projected net operating income divided by the investment. Net operating income is calculated by taking GAAP net income and adding back depreciation, amortization and interest expense. Capitalization rates for dispositions are calculated in the same way with the exception of using historical, rather than projected, net operating income.

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

See financial statement notes  17 and 18 for additional details regarding acquisitions and dispositions.

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

Shareholders and Unit Holders

As of March 8, 2019, we had 9,092,828 common shares of beneficial interests outstanding, held by a total of 983 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 8, 2019, there were approximately 17,868,078 limited partnership units of our operating partnership outstanding held by approximately 503 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest on a one-for-one exchange basis. The numbers of common shareholders and limited partners is based on the Company’s records.

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

	Dividends Per		Reinvested
2018 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.254375	$802	$1,479	$2,281	(a)
September 30	$0.254375	793	1,455	2,248
June 30	$0.254375	759	1,458	2,217
March 31	$0.254375	765	1,425	2,190
		$3,119	$5,817	$8,936

	Dividends Per		Reinvested
2017 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.2475	$726	$1,375	$2,101	(a)
September 30	$0.2475	740	1,327	2,067
June 30	$0.2475	746	1,290	2,036
March 31	$0.2475	715	1,293	2,008
		$2,927	$5,285	$8,212

(a)	Fourth quarter dividends paid on January 15th of the following year.

We expect that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions or the Board determines other action prudent.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended December 31, 2018, except as noted below:

In connection with the completion of the acquisition of certain contributed properties, the operating partnership issued units as a portion of the purchase price, at a price per unit, as applicable, of $18.50, as set forth in the table below, during the three months ended December 31, 2018 (in thousands, except per unit data) pursuant to Section 4(2) and Rule 506 of Regulation D.

	Property
	Acquisition	Number of	Aggregate
Property	Date	Units	Consideration
Fredericksburg, Omaha, NE	11/01/18	173	$3,722
Cityside, Fargo, ND	11/01/18	31	1,054
Morningside, Fargo, ND	11/01/18	17	714
Cityside, Fargo, ND	12/31/18	5	153
		226	$5,643

Other Sales

During the three months ended December 31, 2018,  there were no common shares exchanged for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended December 31, 2018:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
October 1-31, 2018	1,000	—	$17.50	1,175,000	767,000	$8,127
November 1-30, 2018	11,000	2,000	$17.50	1,186,000	769,000	$7,894
December 1-31, 2018	1,000	—	$17.50	1,187,000	769,000	$7,885
Total	13,000	2,000

For the three months ended December 31, 2018, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended December 31, 2018, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $35,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The redemption price for such shares and units redeemed under the plan was fixed at $17.50 per share or unit effective January 1, 2018. Subsequently the redemption price was increased to $18.00 effective January 1, 2019, and is the current redemption price.  The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this Form 10-K.

	December 31,
	2018	2017	2016	2015	2014
BALANCE SHEET DATA:	(in thousands, except per share data)
Total assets	$714,467	$691,605	$670,513	$642,375	$564,145
Mortgage loans payable, net	$406,017	$394,843	$390,479	$379,911	$324,886
Total liabilities	$430,716	$417,830	$411,858	$401,948	$358,511
Stockholders' equity	$283,751	$273,775	$258,655	$240,427	$205,634

	Year Ended December 31,
	2018	2017	2016	2015	2014
STATEMENT OF OPERATIONS DATA:
Rental income	$117,231	$114,298	$108,063	$97,182	$70,936
Operating expenses	97,242	95,062	91,500	81,834	57,404
Interest	18,329	18,630	18,366	17,141	12,958
Depreciation and amortization	21,350	21,544	22,145	19,574	13,575
Total expenses	101,342	100,206	97,100	87,481	64,228
Total other income (expense)	6,089	5,791	1,894	1,683	2,595
Loss on impairment of property	—	—	—	412	—
Net income	21,978	19,883	12,857	11,384	9,303
Noncontrolling interest in income	14,604	13,369	8,432	7,098	6,724
Net income attributable to Sterling	$7,374	$6,514	$4,425	$4,286	$2,579
Net income per common share	$0.84	$0.78	$0.56	$0.59	$0.47
Weighted average shares outstanding	8,791	8,300	7,844	7,223	5,507
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$38,422	$37,478	$34,999	$28,315	$27,927
Cash flows used in investing activities	(17,017)	(13,019)	(15,127)	(25,766)	(55,304)
Cash flows provided by (used in) financing activities	(11,893)	(23,176)	(13,178)	3,269	14,171
OTHER DATA
Dividends declared (a)	$8,936	$8,212	$7,527	$6,885	$4,948
Dividends declared per share	$1.0175	$0.9900	$0.9600	$0.9300	$0.9000

(a)	Consists of dividends paid by the Trust on its common shares of beneficial interest.

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

Executive Summary

Our real estate portfolio as of December 31, 2018 consists of 173 properties in  11 states. Our properties are primarily located in North Dakota and contain 9,852 apartment units and approximately 1,626,000 square feet of leasable commercial space.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $662,584, which includes construction in progress.  Our portfolio of properties currently includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings.  The Trust’s current investment strategy is to focus on multifamily real estate properties located primarily in the central corridor of the contiguous forty-eight (48) states.  There is no current plan for the existing commercial properties (industrial, medical, office, and retail) in regards to retention or disposition.

Specific Achievements

•	Increased revenues from rental operations by $2,933 or 2.6% for the year ended December 31, 2018, compared to the year ended December 31, 2017.
•

Acquired a total of 9 properties, including 8 residential apartment properties totaling 439 units and 1 commercial property totaling 5,348 square feet of space, for a total of $30,918 during the year ended December 31, 2018.

•	Declared and paid dividends aggregating $1.01755 per common share for the year ended December 31, 2018.

Results of Operations for the Years Ended December 31, 2018 and 2017

	Year ended December 31, 2018			Year ended December 31, 2017
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$90,981	$26,250	$117,231	$86,859	$27,439	$114,298
Real Estate Expenses
Real Estate Taxes	8,870	2,754	11,624	8,118	2,934	11,052
Property Management	12,958	886	13,844	11,363	889	12,252
Utilities	7,746	1,460	9,206	7,103	1,423	8,526
Repairs and Maintenance	18,533	2,141	20,674	19,294	2,120	21,414
Insurance	2,139	98	2,237	1,406	92	1,498
Total Real Estate Expenses	50,246	7,339	57,585	47,284	7,458	54,742
Net Operating Income	$40,735	$18,911	59,646	$39,575	$19,981	59,556
Interest			18,329			18,630
Depreciation and amortization			21,350			21,544
Administration of REIT			4,100			5,144
Loss on lease terminations			(22)			146
Other (income)/expense			(6,089)			(5,791)
Net Income			$21,978			$19,883

Net Income Attributed to:
Noncontrolling Interest			$14,604			$13,369
Sterling Real Estate Trust			$7,374			$6,514
Dividends per share (1)			$1.0175			$0.9900
Earnings per share			$0.8400			$0.7800
Weighted average number of common shares			8,791			8,300

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues totaled approximately $117,231 for the year ended December 31, 2018 which constituted an increase of approximately $2,933 or 2.6% compared to the same period in 2017. Residential property revenues increased approximately $4,122 and commercial property revenues decreased approximately $1,189.

The following table illustrates the occupancy percentage for the twelve month periods indicated:

	December 31,	December 31,
	2018	2017
Residential occupancy	93.6%	94.7%
Commercial occupancy	93.3%	96.4%

Residential revenues for the year ended December 31, 2018 increased $4,122 in comparison to the same period for 2017.  Residential properties acquired since January 1, 2017 contributed approximately $2,576 to the increase in total residential revenues in the year ended December 31, 2018. Rental income from residential properties owned for more than one year increased approximately $1,546 in comparison to the year ended December 31, 2017.  Residential revenues comprised

77.6% of total revenues for the year ended December 31, 2018 compared to 76.0% of total revenues for the year ended December 31, 2017.

For the year ended December 31, 2018 total commercial revenues decreased $1,189 in comparison to the same period for 2017. Rental income from commercial properties owned for more than one year decreased approximately $1,255 in comparison to the year ended December 31, 2017.  The decrease was primarily attributed to the sale of three commercial properties in second and third quarter of 2018 offset by the acquisition of one retail property in September 2018. The properties sold contributed to twelve months of revenues in 2017 but only seven or less months of revenue in 2018.  Commercial revenues comprised 22.4% of total revenue for the year ended December 31, 2018 compared to 24.0% of total revenues for the year ended December 31, 2017.

Sterling’s portfolio has experienced increased competition from development of new properties in a mature real estate cycle within both the commercial and residential markets.  This has contributed to a year-over-year decrease in residential and commercial occupancy of 1.1% and 3.1% respectively. The vast majority of the Company’s properties, however, are still performing favorably above market averages.

Expenses

Residential expenses from operations of $50,246 during the year ended December 31, 2018 increased $2,962 or 6.3% in comparison to the same period in 2017. This increase was attributed equally to properties that we have owned prior to December 31, 2016 the residential properties acquired since January 1, 2017 owned during the year ended December 31, 2018 versus the same period in 2017.   Expenses driving this increase were real estate tax expenses, which increased $752 or 9.3%  primarily due to real estate tax law changes in North Dakota, property insurance which increased $733 or $52.1% due to higher premiums and property management expenses which increased $1,595 or 14.0%. Actual property management fees remain relatively unchanged and continue to approximate 5% of net collected rents; however, other property management related expenses have increased due to increased competition for labor and increased estimates for allowances on uncollectible receivables.

Commercial expenses from operations of $7,339 during the year ended December 31, 2018 decreased $119 or 1.6% in comparison to the same period in 2017.

Interest expense of $18,329 during the year ended December 31, 2018 decreased $301 in comparison to the same period in 2017 due to decreased financing activity during the year.  At year end there were several new loans issued that minimally impacted interest expense. Interest expense was approximately 15.6% and 16.3% of rental income for the years ended December 31, 2018 and 2017, respectively.

Depreciation and amortization expense decreased 0.9% from $21,544 for the year ended December 31, 2017 to approximately $21,350 for the year ended December 31, 2018. The $194 net decrease was primarily the result of a $303 decrease in amortization related to lease intangibles that are fully amortized.  Amortization expense will continue to decrease as lease intangibles become fully amortized. Depreciation and amortization expense as a percentage of rental income for the years ended December 31, 2018 and 2017 was relatively consistent at 18.2% and 18.8%, respectively.

Other income (expense) during the year ended December 31, 2018 was $6,089.   During the year ended December  31, 2018, the Company recognized a net gain of $3,715 on the sale of real estate investments (three properties) and a gain on involuntary conversion of $1,467.   In comparison, the Company’s other income (expense) during the year ended December 31, 2017 included a net gain of $2,049 incurred in connection with the sale of a retail property in June 2017 and the sale of vehicles in January 2017.  In addition, other income in the year ended December 31, 2018 includes a $2,186 gain on a  change in control over a real estate investment.

REIT administration expenses decreased from $5,144 for the year ended December 31, 2017 to $4,100 for the year ended December 31, 2018 due to a decrease in acquisition expenses. The acquisitions completed after July 1, 2017 were considered asset acquisitions and as such, transaction costs were capitalized upon closing.

For acquisitions prior to July 1, 2017, which were accounted for as business combinations, the transaction costs totaled $1,131 for the year ended December 31, 2017 and are included in “Administration of REIT expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.

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

Residential NOI increased $1,160 or 2.9% for the year ended December 31, 2018 in comparison to the same twelve month period in 2017 due primarily to acquisition activity in the residential segment. Commercial NOI decreased $1,070 or 5.4% for the year ended December 31, 2018 in comparison to the same twelve month period in 2017 due primarily to the sale of a retail property located in Austin, Texas in July 2018 and an industrial property located in Redwood Falls, Minnesota in April 2018.

Net Income

Net income for the year ended December 31, 2018 was $21,978 compared to $19,883 for the year ended December 31, 2017, an increase of $2,095.  During the year ended December  31, 2018, the Company recognized a net gain of $3,715 on the sale of real estate investments and a gain on involuntary conversion of $1,467.  In comparison, the Company’s other income (expense) during the year ended December  31, 2017 included a net gain of $2,049 incurred in connection with the sale of a retail property in June 2017 and the sale of vehicles in January 2017.  In addition, the prior period other income included a $2,186 gain on change in control over a real estate investment in 2017.

Results of Operations for the Years Ended December 31, 2017 and 2016

	Year ended December 31, 2017			Year ended December 31, 2016
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$86,859	$27,439	$114,298	$80,497	$27,566	$108,063
Real Estate Expenses
Real Estate Taxes	8,118	2,934	11,052	6,997	2,527	9,524
Property Management	11,363	889	12,252	9,979	873	10,852
Utilities	7,103	1,423	8,526	6,323	1,349	7,672
Repairs and Maintenance	19,294	2,120	21,414	19,169	2,098	21,267
Insurance	1,406	92	1,498	1,298	77	1,375
Total Real Estate Expenses	47,284	7,458	54,742	43,766	6,924	50,690
Net Operating Income	$39,575	$19,981	59,556	$36,731	$20,642	57,373
Interest			18,630			18,366
Depreciation and amortization			21,544			22,145
Administration of REIT			5,144			5,600
Loss on lease terminations			146			299
Other (income)/expense			(5,791)			(1,894)
Net Income			$19,883			$12,857

Net Income Attributed to:
Noncontrolling Interest			$13,369			$8,432
Sterling Real Estate Trust			$6,514			$4,425
Dividends per share (1)			$0.9900			$0.9600
Earnings per share			$0.7800			$0.5600
Weighted average number of common shares			8,300			7,844

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

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

Depreciation and amortization expense decreased 2.7% from $22,145 for the year ended December 31, 2016 to approximately $21,544 for the year ended December 31, 2017. The $601 net decrease was primarily a result of a $1,150 decrease in amortization related to lease intangibles that are fully amortized.  Amortization expense will continue to decrease as lease intangibles become fully amortized. Depreciation and amortization expense as a percentage of rental income for the years ended December 31, 2017 and 2016 was relatively consistent at 18.8% and 20.5%, respectively.

Other income (expense) during the year ended December 31, 2017 was $5,791.  This amount included a net gain of $2,049 recognized in connection with the sale of a retail property in June 2017 and the sale of vehicles in January 2017.  In addition, other income includes a $2,186 gain on a change in control over a real estate investment.   Other income (expense) during the year ended December 31, 2016 included a loss of $321 incurred in connection with the sale of a medical property in April 2016 and the sale of two vehicles in 2016.  The building sale was pursuant to the exercise of an option contained in the tenant’s lease. In addition, during the year ended December 31, 2016, we sold our membership interest in Michigan Street Transit Center, LLC (held as equity method investment) and recognized a gain of $597; and we acquired the remaining ownership interest of 17.5% in Ashbury (previously held as equity method investment) which resulted in a gain of $550.

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

Net Income

Net income for the year ended December 31, 2017 was $19,883 compared to $12,857 for the year ended December 31, 2016.  The increase in net income is primarily attributable to a $2,049 net gain on the sale of real estate and non-real estate investments and a $2,186 gain on the change in control over real estate investments.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the year ended December 31, 2018

We acquired nine properties for a total of $31,501 during the year ended December 31, 2018. Total consideration for the acquisitions was the issuance of approximately $7,819 in limited partnership units of the operating partnership, 1031 tax-deferred exchange funds of $11,326,  assumed loans of $2,104, assumed liabilities of $576 and cash of $9,676.

During the year ended December 31, 2018, the operating partnership sold three properties.  We sold an industrial property located in Redwood Falls, Minnesota for $5,200 and recognized a gain of $935 in April 2018.  We sold a retail property located in Austin, Texas for $3,615 and recognized a gain of $1,266 in July 2018.   We sold one of two buildings included in an office property located in Bismarck, North Dakota for $4,250 and recognized a gain of $1,514 in July 2018.

Property Acquisitions and Dispositions during the year ended December 31, 2017

We acquired 12 properties for a total of $23,195 during the year ended December 31, 2017. Total consideration for the acquisitions was the issuance of approximately $10,006 in limited partnership units of the operating partnership, 1031 tax-deferred exchange funds of $4,278, new loans of $4,180, assumed liabilities of $132 and cash of $4,599. In addition, there was a change in control over a real estate investment, with the operating partnership acquiring the other tenant in common’s 59.74% ownership interest in the property (see Notes 2 and 18 of the consolidated financial statements). We estimated the property had a fair value of $10,080.  The operating partnership assumed a loan of $1,295 and issued $4,727 of limited partnership units for a total purchase price of approximately $6,022.  The Company accounted for this as a business combination and recognized a gain on change in control of real estate investment of $2,186 in the second quarter of 2017 as a result of remeasuring the carrying value to fair value.

During the year ended December 31, 2017, the operating partnership sold a retail property in Fargo, North Dakota for approximately $4,400 and recognized a gain of $2,072.

Property Acquisitions and Dispositions during the year ended December 31, 2016

We acquired ten properties and a parcel of land for a total of $35,312 during the year ended December 31, 2016. Total consideration for the acquisitions was the issuance of approximately $23,020 in limited partnership units of the operating partnership, new loans of $2,662, assumed liabilities of $78 and cash of $9,552. In addition, there was a change in control over a real estate investment, with the operating partnership acquiring the other tenant in common’s 17.50% ownership interest in the property (see Notes 2 and 18 of the consolidated financial statements). The operating partnership paid total cash consideration of approximately $193 before transaction costs and financed with the issuance of $448 of limited partnership units for a total purchase price of approximately $641.

During the year ended December 31, 2016, the operating partnership sold a medical property in Eau Claire, Wisconsin for approximately $1,400 and recognized a loss of $316.

See Notes 17 and 18 to the Consolidated Financial Statements included herein for more information regarding our acquisitions and dispositions during the years ended December 31, 2018, 2017 and 2016.

Construction in Progress and Development Projects

Construction in progress as of December 31, 2018 consists primarily of development and planning costs associated with phase III of a multifamily apartment community in Bismarck, North Dakota.  Phase I and II of the Bismarck development are complete and Phase III remains in the planning and review stage.   In 2018 and 2017, Phase I and II contributed $2,302 and $2,218 in rental revenues and had 95.0% and 93.4% economic occupancy, respectively.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the years ended December 31, 2018, 2017 and 2016, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Year ended December 31, 2018			Year ended December 31, 2017			Year ended December 31, 2016
		Weighted Avg	Per		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$7,374	8,791	$0.84	$6,514	8,300	$0.78	$4,425	7,844	$0.56

Add back:
Noncontrolling Interest - OPU	14,768	17,607		13,634	17,375		9,034	16,015
Depreciation & Amortization from continuing operations	21,350			21,544			22,145
Pro rata share of unconsolidated affiliate depreciation & amortization	377			382			467
Loss on sale of depreciable real estate investments	—			—			316
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(3,715)			(4,261)			(1,148)
Funds from operations applicable to common shares and limited partnership units (FFO)	$40,154	26,398	$1.52	$37,813	25,675	$1.47	$35,239	23,859	$1.48

(1)	Please see Note 10 and Note 12 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

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

Historically, the geographic location of our properties and credit-worthiness of our tenants have resulted in minimal to no property impairments. We currently anticipate the trend to continue. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may deteriorate.

To mitigate credit risk on commercial properties, we have historically looked to invest in assets that we believe are critically important to our tenant’s operations and have attempted to diversify our portfolio by tenant, tenant industry and geography.  We also monitor all of our properties’ performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.

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

	Year Ended
	December 31,
	2018	2017
	(in thousands)
Net cash flows provided by operating activities	$38,422	$37,478
Net cash flows used in investing activities	$(17,017)	$(13,019)
Net cash flows used in financing activities	$(11,893)	$(23,176)

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

Net cash provided by operating activities was $38,422 and $37,478 for the years ended December 31, 2018 and 2017, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the years ended December 31, 2018 and 2017 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $17,017 and $13,019 for the years ended December 31, 2018 and 2017, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the years ended December 31, 2018 and 2017, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $30,692 and $19,841, respectively. In addition, during the year ended December 31, 2018, proceeds of $12,482 were generated from the sales of one industrial property, one retail property and one office building.  The proceeds were deposited into a 1031 exchange escrow at closing, and we subsequently used $11,326 to acquire a retail property in September 2018, two residential properties October 2018 and one residential property in November 2018.  In addition, during the year ended December 31, 2018, proceeds of $1,112 were received from involuntary conversions.  During the year ended December 31, 2017, proceeds of $4,442 were generated from the sale of one commercial retail property and the sale of vehicles.  In addition, during the year ended December 31, 2017, proceeds of $1,940 were received from involuntary conversions.  The majority of the proceeds in 2017 were related to one property that was damaged in 2016.

Financing Activities

Our financing activities generally consist of funding property purchases by raising capital, issuing UPREIT units, using excess cash and/or securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $11,893 and $23,176 for the years ended December 31, 2018 and 2017. During the year ended December 31, 2018,  we paid approximately $21,265 in dividends and distributions, redeemed $2,431 of shares and units, received proceeds from new mortgage notes payable of approximately $23,728 and made mortgage principal payments of approximately $15,060. For the year ended December 31, 2017, we paid approximately $20,272 in dividends and distributions, redeemed $2,394 of shares and units, received proceeds from new mortgage notes payable of approximately $23,916 and made mortgage principal payments of approximately $26,208.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2018 to December 31, 2018 totaling $8,936 or $1.0175 per share, including amounts reinvested through the dividend reinvestment plan.  During the year ended December 31, 2018, we paid cash dividends of $3,119 and dividends of $5,817 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $38,422 from our cash flows from operations and $162 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2017 to December 31, 2017 totaling $8,212 or $0.9900 per share, including amounts reinvested through the dividend reinvestment plan.  During the year ended December 31, 2017, we paid cash dividends of $2,927 and dividends of $5,285 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $37,478 from our cash flows from operations and $92 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Year Ended
	December 31,
	2018	2017
	(in thousands)
Cash flows provided by operations (includes net income of $21,978 and $19,883, respectively)	$38,422	$37,478
Distributions in excess of earnings received from unconsolidated affiliates	162	92
Gain (Loss) on sales of real estate and non-real estate investments	3,715	2,049
Dividends declared	(8,936)	(8,212)
Excess	$33,673	$31,407

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2018, we declared quarterly distributions totaling $17,955 to holders of limited partnership units in our operating partnership, which we paid on April 16, July 16, October 15, 2018 and January 15, 2019. Distributions were paid at a rate of $0.254375 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders. As of December 31, 2018, the limited partnership declared distributions of $4,547 which represented distributions for the quarter ended December 31, 2018, and we paid such amount on January 15, 2019.

For the year ended December 31, 2017, we declared quarterly distributions totaling $17,244 to holders of limited partnership units in our operating partnership, which we paid on April 17, July 17, October 16, 2017 and January 16, 2018. Distributions were paid at a rate of $0.2475 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders. As of December 31, 2017, the limited partnership declared distributions of $4,335 which represented distributions for the quarter ended December 31, 2017, and we paid such amount on January 16, 2018.

Sources of Dividends

For the year ended December 31, 2018, we paid aggregate dividends of $8,936, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Aggregate dividends included $5,817 of dividends reinvested. Our funds from operations, or FFO, was $40,154 for the year ended December 31, 2018; therefore our management believes our distribution policy is sustainable over time.

For the year ended December 31, 2017, we paid aggregate dividends of $8,212 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Aggregate dividends included $5,285 of dividends reinvested.  Our FFO was $37,813 as of the year ended December 31, 2017. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At December 31, 2018, our cash resources consisted of cash and cash equivalents totaling approximately $21,212. Our cash reserves can be used for working capital needs and other commitments.  In addition, we had unencumbered properties with a gross book value of $43,353, which could potentially be used as collateral to secure additional financing in future periods.

At December 31, 2018, there was no balance outstanding on the lines of credit, leaving $32,815 available and unused under the agreements.  See Note 6 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the year ended December 31, 2018, we did not sell any common shares in private placements. During the year ended December 31, 2018, we issued 325,000 and 226,000 common shares under the dividend reinvestment plan and optional share purchases, respectively which raised gross proceeds of $9,887.  During the year ended December 31, 2017,  we did not sell any common shares in private placements. During the year ended December 31, 2017, we issued 331,000 and 216,000 common shares under the dividend reinvestment plan and as optional share repurchases, respectively which raised gross proceeds of $8,706.

At December 31, 2018, our restricted deposits of $8,853 consisted of lenders’ escrows and funds restricted through lender or other agreements.

During the year ended December 31, 2018, we issued limited partnership units valued at approximately $7,819 in connection with the acquisition of nine properties.

During the year ended December 31, 2017, we issued limited partnership units valued at approximately $14,733 in connection with the acquisitions of 12 properties and one property that had a change in control.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under our debt obligations as of December 31, 2018.

	Payments Due by Year (in thousands)
	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt (a):
Fixed rate (b)	$25,076	$28,689	$46,617	$31,868	$47,746	$228,343	$408,339
Interest (c)	17,552	16,261	14,289	12,609	11,499	39,635	111,845
Special assessments	77	34	35	35	35	430	646
	$42,705	$44,984	$60,941	$44,512	$59,280	$268,408	$520,830

(a)	Amounts exclude capitalized loan fees of $2,322, net of accumulated amortization, as of December 31, 2018. Fixed rate amounts for each year include scheduled principal amortization payments.
(b)	Included in fixed rate debt is $865 of variable rate mortgage debt that has been swapped to a fixed rate through its maturity on April 2020.
(c)	Represents expected interest payments on our consolidated debt obligations as of December 31, 2018.

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

As of December 31, 2018, most of our commercial leases require tenants to reimburse us for a share of our operating expenses. As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the year-ended December 31, 2018, inflation did not have a material impact on our revenues or net income.

Critical Accounting Policies and Estimates

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

Acquisition of Real Estate Investments

The Company allocates the purchase price of properties that meet the definition of an asset acquisition to net tangible and identified intangible assets acquired based on their relative fair values. In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, including its investments in real estate, for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company’s ability to hold and its intent with regard to each asset. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.

REIT Status

We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding net capital gains, as a distribution to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We intend to distribute to our shareholders 100% of our taxable income. Therefore, no provision for Federal income taxes is required. If we fail to distribute the required amount of income to our shareholders, we would fail to qualify as a REIT and substantial adverse tax consequences may result.

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in 2018 and 2017.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in 2018 and 2017.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

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

There have been no material changes in our Significant Accounting Policies as disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2018 included elsewhere in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recent Developments

Common Share Dividends. On January 15, 2019, we paid a dividend or distribution of $0.254375 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2018. All future dividends remain subject to the discretion of our Board of Trustees.

Share and Unit Price Increase. The Board of Trustees approved an increase in the common share price from $18.50 per share to $19.00 per share effective January 1, 2019.

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

The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2018 for each of the next five years and thereafter and the weighted average interest rates by year.

	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Fixed rate debt:
Mortgage notes payable (a)	$25,076	$28,689	$46,617	$31,868	$47,746	$228,343	$408,339

Weighted average interest rate on debt:
Fixed rate debt
Mortgage notes payable (a)	5.56%	4.63%	4.50%	4.09%	4.46%	4.34%	4.42%

(a)	Amounts exclude capitalized loan fees of $2,322, net of accumulated amortization, as of December 31, 2018. Fixed rate amounts for each year include scheduled principal amortization payments.

 The table incorporates only those interest rate exposures that existed as of December 31, 2018. It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in interest rates.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.  However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

The effectiveness of the Company’s internal controls over financial reporting as of December 31, 2018 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before April 30, 2019.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2018 and 2017

Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements

Real Estate and Accumulated Depreciation (Schedule III)

(a)(3) Exhibits

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2018 AND 2017,

AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY AND CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2018, 2017 AND 2016,

INCLUDING NOTES

and

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, the Audit Committee, and the Board of Directors of Sterling Real Estate Trust:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sterling Real Estate Trust (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2013.

Chicago, Illinois

March 15, 2019

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$114,027	$110,950
Building and improvements	675,308	647,377
Construction in progress	1,361	1,376
Real estate investments	790,696	759,703
Less accumulated depreciation	(128,112)	(111,026)
Real estate investments, net	662,584	648,677
Cash and cash equivalents	21,212	12,490
Restricted deposits	8,853	8,063
Investment in unconsolidated affiliates	2,691	2,772
Lease intangible assets, less accumulated amortization of $13,715 in 2018 and $12,932 in 2017	10,976	13,263
Other assets, net	8,151	6,340

Total Assets	$714,467	$691,605

LIABILITIES
Mortgage notes payable, net	$406,017	$394,843
Dividends payable	6,828	6,436
Tenant security deposits payable	4,286	4,038
Lease intangible liabilities, less accumulated amortization of $1,621 in 2018 and $1,386 in 2017	1,468	1,776
Accrued expenses and other liabilities	12,117	10,737
Total Liabilities	430,716	417,830

COMMITMENTS and CONTINGENCIES - Note 16

SHAREHOLDERS' EQUITY
Beneficial interest	97,883	90,816
Noncontrolling interest
Operating partnership	183,360	179,844
Partially owned properties	2,538	3,180
Accumulated other comprehensive loss	(30)	(65)
Total Shareholders' Equity	283,751	273,775

	$714,467	$691,605

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$111,113	$108,136	$101,885
Tenant reimbursements	6,118	6,162	6,178
	117,231	114,298	108,063
Expenses
Expenses from rental operations
Operating expenses, excluding real estate taxes	45,961	43,690	41,166
Real estate taxes	11,624	11,052	9,524
Depreciation and amortization	21,350	21,544	22,145
Interest	18,329	18,630	18,366
(Gain) loss on lease terminations	(22)	146	299
	97,242	95,062	91,500
Administration of REIT	4,100	5,144	5,600
Total expenses	101,342	100,206	97,100
Income from operations	15,889	14,092	10,963

Other income (expense)
Equity in income of unconsolidated affiliates	634	1,016	1,019
Other income	273	85	83
Gain (loss) on sale of real estate and non-real estate investments	3,715	2,049	(321)
Gain on change in control of real estate investments	—	2,186	550
Gain on sale of investment in equity method investee	—	3	597
Gain (loss) on involuntary conversion	1,467	452	(34)
	6,089	5,791	1,894
Net income	$21,978	$19,883	$12,857
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	14,768	13,634	9,034
Partially owned properties	(164)	(265)	(602)
Net income attributable to Sterling Real Estate Trust	$7,374	$6,514	$4,425

Net income per common share, basic and diluted	$0.84	$0.78	$0.56

Comprehensive income:
Net income	$21,978	$19,883	$12,857
Other comprehensive gain - change in fair value of interest rate swaps	35	80	74
Comprehensive income	22,013	19,963	12,931
Comprehensive income attributable to noncontrolling interest	14,628	13,423	8,482
Comprehensive income attributable to Sterling Real Estate Trust	$7,385	$6,540	$4,449

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total
	(in thousands)
BALANCE AT DECEMBER 31, 2015	7,579	$99,677	$(18,378)	$81,299	$154,810	$4,537	$(219)	$240,427
Shares issued under trustee compensation plan	4	60		60				60
Contribution of assets in exchange for the issuance of noncontrolling interest shares					23,468	—		23,468
Shares/units redeemed	(80)	(1,194)		(1,194)	(868)	—		(2,062)
Dividends declared			(7,527)	(7,527)	(15,552)	—		(23,079)
Dividends reinvested - stock dividend	315	4,760		4,760				4,760
Issuance of shares under optional purchase plan	136	2,150		2,150				2,150
UPREIT units converted to REIT common shares	47	754		754	(754)	—		—
Change in fair value of interest rate swaps							74	74
Net income			4,425	4,425	9,034	(602)		12,857
BALANCE AT DECEMBER 31, 2016	8,001	$106,207	$(21,480)	$84,727	$170,138	$3,935	$(145)	$258,655
Shares issued pursuant to trustee compensation plan	4	59		59				59
Contribution of assets in exchange for the issuance of noncontrolling interest shares					14,733	—		14,733
Shares/units redeemed	(72)	(1,110)		(1,110)	(1,284)	—		(2,394)
Dividends declared			(8,212)	(8,212)	(17,244)	—		(25,456)
Dividends reinvested - stock dividend	331	5,163		5,163				5,163
Issuance of shares under optional purchase plan	216	3,543		3,543				3,543
UPREIT units converted to REIT common shares	8	133		133	(133)	—		—
Change in fair value of interest rate swaps							80	80
Distributions paid to consolidated real estate entity noncontrolling interests					—	(490)		(490)
Net income			6,514	6,514	13,634	(265)		19,883
BALANCE AT DECEMBER 31, 2017	8,488	$113,995	$(23,179)	$90,816	$179,844	$3,180	$(65)	$273,775
Shares issued pursuant to trustee compensation plan	3	57		57				57
Contribution of assets in exchange for the issuance of noncontrolling interest shares					7,819	—		7,819
Shares/units redeemed	(75)	(1,315)		(1,315)	(1,116)	—		(2,431)
Dividends declared			(8,936)	(8,936)	(17,955)	—		(26,891)
Dividends reinvested - stock dividend	325	5,711		5,711				5,711
Issuance of shares under optional purchase plan	226	4,176		4,176				4,176
Change in fair value of interest rate swaps							35	35
Distributions paid to consolidated real estate entity noncontrolling interests					—	(478)		(478)
Net income			7,374	7,374	14,768	(164)		21,978
BALANCE AT DECEMBER 31, 2018	8,967	$122,624	$(24,741)	$97,883	$183,360	$2,538	$(30)	$283,751

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
OPERATING ACTIVITIES
Net income	$21,978	$19,883	$12,857
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate investments	(3,715)	(2,072)	316
Loss on sale of non-real estate investments	—	23	4
(Gain) on change in control of real estate investment	—	(2,186)	(550)
(Gain) on sale of joint venture interest	—	—	(597)
Gain on involuntary conversion	(1,467)	(452)	34
Loss on lease terminations	—	146	299
Equity in income of unconsolidated affiliates	(634)	(1,016)	(1,019)
Distributions of earnings of unconsolidated affiliates	634	1,016	1,014
Allowance for uncollectible accounts receivable	560	—	—
Depreciation	19,165	19,057	18,507
Amortization	2,127	2,429	3,539
Amortization of debt issuance costs	708	769	694
Effects on operating cash flows due to changes in
Other assets	(2,980)	(441)	74
Tenant security deposits payable	85	149	103
Accrued expenses and other liabilities	1,961	173	(276)
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,422	37,478	34,999
INVESTING ACTIVITIES
Purchase of real estate investment properties	(20,419)	(8,794)	(9,745)
Capital expenditures and tenant improvements	(10,273)	(11,047)	(10,848)
Proceeds from sale of real estate investments and non-real estate investments	12,482	4,442	1,409
Proceeds from involuntary conversion	1,112	1,940	973
Proceeds from sale of joint venture interest	—	—	2,600
Investment in unconsolidated affiliates	(81)	(294)	(67)
Distributions in excess of earnings received from unconsolidated affiliates	162	92	542
Notes receivable payments received	—	642	9
NET CASH USED IN INVESTING ACTIVITIES	(17,017)	(13,019)	(15,127)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(707)	(486)	(446)
Payments on investment certificates and subordinated debt	(50)	—	(50)
Principal payments on special assessments payable	(284)	(1,275)	(1,984)
Proceeds from issuance of mortgage notes payable and subordinated debt	23,728	23,916	20,271
Principal payments on mortgage notes payable	(15,060)	(26,208)	(13,345)
Advances on lines of credit	3,811	—	6,669
Payments on lines of credit	(3,811)	—	(6,669)
Proceeds from issuance of shares under optional purchase plan	4,176	3,543	2,150
Shares/units redeemed	(2,431)	(2,394)	(2,062)
Dividends/distributions paid	(21,265)	(20,272)	(17,712)
NET CASH USED IN FINANCING ACTIVITIES	(11,893)	(23,176)	(13,178)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	9,512	1,283	6,694
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	20,553	19,270	12,576
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$30,065	$20,553	$19,270

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$21,212	$12,490	$12,034
Restricted deposits	8,853	8,063	7,236
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$30,065	$20,553	$19,270

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016 (Continued)

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$18,284	$18,615	$18,319

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$5,711	$5,163	$4,760
Dividends declared and not paid	2,281	2,101	1,920
UPREIT distributions declared and not paid	4,547	4,335	4,005
UPREIT units converted to REIT common shares	—	133	754
Shares issued pursuant to trustee compensation plan	57	59	60
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	7,819	14,733	23,468
Increase in land improvements due to increase in special assessments payable	447	1,300	908
Unrealized gain on interest rate swaps	35	80	74
Acquisition of assets with new financing	—	5,052	2,662
Acquisition of assets through assumption of debt and liabilities	2,680	1,427	78
Capitalized interest and real estate taxes related to construction in progress	—	142	136
Acquisition of assets with accounts payable	—	416	(34)

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of December 31, 2018 and 2017, Sterling owned approximately 33.41% and 32.64%, respectively, of the operating partnership.

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

Principal Business Activity

Sterling currently owns directly and indirectly, 173 properties.  The Trust’s 125 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 48 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  The Trust’s mix of properties is 73.0% residential and 27.0% commercial (based on cost) at December 31, 2018.  Currently our focus is limited to multifamily apartment properties.  We currently

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

have no plans with respect to our non-multifamily apartment properties. We will consider unsolicited offers for purchase of non-multifamily properties on a case by case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	105	6,160
	Minnesota	16	3,033
	Missouri	1	164
	Nebraska	3	495
		125	9,852

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	780,000
	Arkansas	2	29,000
	Colorado	1	13,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	15	650,000
	Mississippi	1	15,000
	Nebraska	1	16,000
	Wisconsin	5	63,000
		48	1,626,000

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

DECEMBER 31, 2018, 2017 AND 2016

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

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $2,021, $2,253 and $3,275 for the years ended December 31, 2018, 2017 and 2016, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $222, $226 and $230 for the years ended December 31, 2018, 2017 and 2016, respectively, was recorded as a reduction to income from rental operations. Amortization pertaining to below market lease intangibles of $280, $284 and $331 for the years ended December 31, 2018, 2017 and 2016, respectively, was recorded as an increase to income from rental operations.

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

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 totaled $19,165,  $19,057 and $18,507 respectively.

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

DECEMBER 31, 2018, 2017 AND 2016

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of real estate investments.  There were no impairment losses during the years ended December 31, 2018, 2017 or 2016.

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

There were no properties classified as held for sale at December 31, 2018 and 2017.  See Note 17.

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

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

Construction in progress as of December 31, 2018 consists primarily of development and planning costs associated with phase III of a multifamily apartment community in Bismarck, North Dakota. Phase I and II of the Bismarck development are complete and Phase III is still in the planning stages and construction has not yet commenced.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2018, 2017 and 2016.

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

As of December 31, 2018 and 2017, the unconsolidated affiliates held total assets of $22,954 and  $23,466 and mortgage notes payable of  $17,091 and  $17,470, respectively.

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

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

Dakota. The property is encumbered by a non-recourse first mortgage with a balance at December 31, 2018 and 2017 of $10,483 and $10,692, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2018 and 2017 of $6,608 and  $6,778 respectively. The Company is jointly and severally liable for the full mortgage balance.

Receivables

Receivables consist primarily of amounts due for rent. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis and reflect management’s best estimate of the amounts that will not be collected.  Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible.  Recoveries, if any, of receivables previously written off are recorded when received.  The receivables are non-interest bearing and are unsecured. As of December 31, 2018, management’s estimate of uncollectible accounts receivable was $578. As of December 31, 2017, management determined no allowance was necessary for uncollectible receivables. Receivables are included in “Other assets” in the accompanying consolidated balance sheets.

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary for the years ended December 31, 2018, 2017 and 2016.

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

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

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

Federal Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code, as amended. A REIT calculates taxable income similar to other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. REIT shareholders are taxed on REIT distributions similar to corporate distributions.

A summary of the tax characterization of the dividends paid to shareholders of the Company’s common stock for the years ended December 31, 2018, 2017 and 2016 follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%	Dividend	%
	2018	2018	2017	2017	2016	2016
Tax status
Ordinary income	$0.7258	71.33%	$0.8124	82.05%	$0.8718	90.48%
Capital gain	—	—%	0.0015	0.16%	0.0267	2.77%
Return of capital	0.2917	28.67%	0.1761	17.79%	0.0615	6.75%
	$1.0175	100.00%	$0.9900	100.00%	$0.9600	100.00%

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2018 and 2017 we did not have any liabilities for

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2015.

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

We lease commercial space primarily under long-term lease agreements. Commercial tenant rents include base rents, expense reimbursements (such as common area maintenance, real estate taxes and utilities), and a straight-line rent adjustment. We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by  $99, $246 and  $499 for the years ended December 31, 2018, 2017 and 2016, respectively. The straight-line receivable balance included in other assets on the consolidated balance sheets as of December 31, 2018 and 2017 was $3,374 and  $3,586 respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of December 31, 2018, 2017 and 2016 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the years ended December 31, 2018, 2017 and 2016, Sterling’s denominators for the basic and diluted earnings per common share were approximately 8,791,000, 8,300,000, and 7,844,000, respectively.

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

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which superseded FASB ASC Topic 840.  The standard for operating leases as lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating and finance leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term.

The new standard was effective for the Company effective January 1, 2019. The new standard was adopted using the optional transition method to apply the standard as of the effective date. The Company elected to apply the package of practical expedients for the leases as lessor for its residential and commercial leases and these leases will continue to be accounted for as operating leases as of the effective date. Further, the Company elected the practical expedient to combine lease and nonlease components for leases as lessor. Finally, the Company evaluated taxes collected from lessees, lessor costs paid directly by lessees, and initial direct costs and determined that the guidance was consistent with existing practice. Based on these evaluations, the Company determined that for leases as lessor, as of January 1, 2019, there was no impact on lease revenue or related expenses.

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

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2017, the following cash flows were reclassified:

	Year Ended
	December 31, 2017
	As Originally	Reclassification	As Presented
	Presented	Adjustments	Herein
	(in thousands)
Cash Flows from Operating Activities:
Restricted deposits - tenant security deposits	$(137)	$137	$—
Restricted deposits - real estate tax and insurance escrow	$256	$(256)	$—
Net cash provided by operating activities	$37,597	$(119)	$37,478

Cash Flows from Investing Activities
Purchase of real estate investment properties	$(4,599)	$(4,195)	$(8,794)
Restricted deposits - exchange escrow	$(4,278)	$4,278	$—
Restricted deposits - replacement reserves	$(863)	$863	$—
Net cash provided by Investing activities	$(13,965)	$946	$(13,019)

Cash and cash equivalents, beginning of period	$12,034
(adjustments for restricted deposits, beginning of period)		$7,236
Cash and cash equivalents and restricted deposits, beginning of period			$19,270

Cash and cash equivalents, end of period	$12,490
(adjustments for restricted deposits, end of period)		$8,063
Cash and cash equivalents and restricted deposits, end of period			$20,553

As of December 31, 2016, the following cash flows were reclassified:

	Year Ended
	December 31, 2016
	As Originally	Reclassification	As Presented
	Presented	Adjustments	Herein
	(in thousands)
Cash Flows from Operating Activities:
Restricted deposits - tenant security deposits	$(120)	$120	$—
Restricted deposits - real estate tax and insurance escrow	$(159)	$159	$—
Net cash provided by operating activities	$34,719	$280	$34,999

Cash Flows from Investing Activities
Restricted deposits - replacement reserves	$(841)	$841	$—
Net cash provided by Investing activities	$(15,968)	$841	$(15,127)

Cash and cash equivalents, beginning of period	$6,461
(adjustments for restricted deposits, beginning of period)		$6,115
Cash and cash equivalents and restricted deposits, beginning of period			$12,576

Cash and cash equivalents, end of period	$12,034
(adjustments for restricted deposits, end of period)		$7,236
Cash and cash equivalents and restricted deposits, end of period			$19,270

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

NOTE 3 – segment reporting

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multifamily properties. Our commercial properties include retail, office, industrial, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and certain general and administrative expenses.  The accounting policies of each segment are consistent with those described in Note 2 of this report.

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended December 31, 2018, 2017 and 2016, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016.

	Year ended December 31, 2018			Year ended December 31, 2017			Year ended December 31, 2016
	Residential	Commercial	Total	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)			(in thousands)
Income from rental operations	$90,981	$26,250	$117,231	$86,859	$27,439	$114,298	$80,497	$27,566	$108,063
Expenses from rental operations	50,246	7,339	57,585	47,284	7,458	54,742	43,766	6,924	50,690
Net operating income	$40,735	$18,911	$59,646	$39,575	$19,981	$59,556	$36,731	$20,642	$57,373
Depreciation and amortization			21,350			21,544			22,145
Interest			18,329			18,630			18,366
Administration of REIT			4,100			5,144			5,600
Loss on lease terminations			(22)			146			299
Other (income)/expense			(6,089)			(5,791)			(1,894)
Net income			$21,978			$19,883			$12,857

Segment Assets and Accumulated Depreciation

As of December 31, 2018	Residential	Commercial	Total
	(in thousands)
Real estate investments	$595,006	$195,690	$790,696
Accumulated depreciation	(90,143)	(37,969)	(128,112)
	$504,863	$157,721	662,584
Cash and cash equivalents			21,212
Restricted deposits and funded reserves			8,853
Investment in unconsolidated affiliates			2,691
Other assets			8,151
Intangible assets, less accumulated amortization			10,976
Total Assets			$714,467

As of December 31, 2017	Residential	Commercial	Total
	(in thousands)
Real estate investments	$557,309	$202,394	$759,703
Accumulated depreciation	(76,404)	(34,622)	(111,026)
	$480,905	$167,772	648,677
Cash and cash equivalents			12,490
Restricted deposits and funded reserves			8,063
Investment in unconsolidated affiliates			2,772
Other assets			6,340
Intangible assets, less accumulated amortization			13,263
Total Assets			$691,605

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

NOTE 4 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	2018	2017
	(in thousands)
Tenant security deposits	$4,156	$3,995
Real estate tax and insurance escrows	2,225	1,664
Replacement reserves	2,472	2,404
	$8,853	$8,063

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

NOTE 5 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of December 31, 2018	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,480	$(12,422)	$9,058
Above-market leases	3,211	(1,293)	1,918
	$24,691	$(13,715)	$10,976
Lease Intangible Liabilities
Below-market leases	$(3,089)	$1,621	$(1,468)

	Lease	Accumulated	Lease
As of December 31, 2017	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$23,080	$(11,797)	$11,283
Above-market leases	3,115	(1,135)	1,980
	$26,195	$(12,932)	$13,263
Lease Intangible Liabilities
Below-market leases	$(3,162)	$1,386	$(1,776)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2019	$1,844	$261
2020	1,456	213
2021	1,163	184
2022	1,028	164
2023	891	151
Thereafter	4,594	495
	$10,976	$1,468

The weighted average amortization period for the intangible assets (in-place leases, above-market leases) and intangible liabilities (below-market leases) acquired as of December 31, 2018 was 6.7 years.

NOTE 6 – LINES OF CREDIT

We have a $18,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2021; a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in November 2019; a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022; and a $3,200 variable rate (LIBOR plus 2.04%) line of credit agreement with Bank of the West, which expires November 2020. The lines of credit are secured by properties in Duluth, Edina, Moorhead and St. Cloud, Minnesota; and Bismarck, Dickinson, Grand Forks and Fargo, North Dakota. At December 31, 2018, there was no balance outstanding on the lines of credit, leaving $32,815 available and unused under the agreements.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of December 31, 2018,  three residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis, and the pooled property debt yield was out of compliance with Wells Fargo’s requirement. Annual waivers were received from the lenders.  As of December 31, 2017,  one residential property was out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  In addition, one commercial property was out of compliance with Wells Fargo’s loan constant requirement on an individual property basis.  Annual waivers were received from the lenders.

NOTE 7 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	December 31,	December 31,
	2018	2017
	(in thousands)
Fixed rate mortgage notes payable (a)	$408,339	$397,567
Less unamortized debt issuance costs	2,322	2,724
	$406,017	$394,843

(a)	Includes $865 and $913 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, we had 127 fixed rate and no variable rate mortgage loans with effective interest rates ranging from 3.44% to 7.25% per annum and a weighted average effective interest rate of 4.42% per annum.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2018,  nine loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs and increased vacancies in the North Dakota markets.  The loans were secured by properties located in Bismarck, Fargo and Grand Forks, North Dakota with a total outstanding balance of $13,128 at December 31, 2018. Annual waivers have been received from the lenders.  As of December 31, 2017,  six loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs.  The loans were secured by properties located in Fargo and Grand Forks, North Dakota with a total outstanding balance of $8,392 at December 31, 2017. Annual waivers have been received from the lenders

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2019	$25,076
2020	28,689
2021	46,617
2022	31,868
2023	47,746
Thereafter	228,343
Total payments	$408,339

NOTE 8 – HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we have used derivative instruments to minimize significant unanticipated earnings fluctuations that may arise from rising variable interest rate costs associated with borrowings. To meet these objectives, we entered into an interest rate swap in the notional amount of $1,294 to provide a fixed rate of 7.25% that matures in April 2020. The swap was issued at approximate market terms and thus no fair value adjustment was recorded at inception.

The carrying amount of the swap has been adjusted to its fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swap.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income. As of December 31, 2018 and 2017, we recorded a liability and accumulated other comprehensive loss of $30 and $65, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2018		December 31, 2017
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable, net	$406,017	$400,192	$394,843	$396,261
Fair value of interest rate swaps	$30	$30	$65	$65

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2018
Fair value of interest rate swaps	$—	$30	$—	$30
December 31, 2017
Fair value of interest rate swaps	$—	$65	$—	$65

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018 and 2017, the Company

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instrument is further described in Note 8.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2018
Mortgage notes payable, net	$—	$—	$400,192	$400,192
December 31, 2017
Mortgage notes payable, net	$—	$—	$396,261	$396,261

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.82% to 4.83% and from 4.20% to 4.52% at December 31, 2018 and 2017, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value.  The Company’s mortgage notes payable are further described in Note 7.

NOTE 10 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2018 and 2017, outstanding limited partnership units totaled 17,876,000 and 17,517,000, respectively. Total aggregate distributions per unit for the years ended December 31, 2018 and 2017 were $1.0175 and $0.9900, respectively. The operating partnership declared fourth quarter distributions of $4,547 and $4,335 respectively, to limited partners payable in January 2018 and 2017, respectively.

During the year ended December 31, 2018, there were no common shares exchanged for limited partnership units of the operating partnership.  During the year ended December 31, 2017, Sterling exchanged 8,000 common shares for 8,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $133.  During the year ended December 31, 2016, Sterling exchanged 47,000 common shares for 47,000 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $754.

At the sole and absolute discretion of the limited partnership, and so long our redemption plans exist, and applicable holding periods are met, Limited Partners may request the operating partnership redeem their limited partnership units.  The operating partnership may choose to offer the Limited Partner: (i) cash for the redemption or, at the request of the Limited Partner, or (ii) offer shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share (the “Exchange Request”).  The Exchange Request shall be exercised pursuant to a Notice of Exchange.  If the issuance of Sterling common shares pursuant to an Exchange Request will cause the shareholder to exceed the ownership limitations, among other reasons, payment will be made to the Limited Partner in cash.  No Limited Partner may exercise an Exchange Request more than twice during any calendar year, and Exchange Requests may not be made for less than 1,000 limited partnership units.  If a Limited Partner owns fewer than 1,000 limited partnership units, all of the limited partnership units held by the Limited Partner must be exchanged pursuant to the Exchange Request.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

NOTE 11 – REDEMPTION PLANS

Our Board of Trustees has approved redemption plans that enable our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans.

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $35,000 worth of securities. Currently, the fixed redemption price is $18.00 per share or unit under the plans which price became effective January 1, 2019.  Prior to January 1, 2019, the redemption price was $17.50 per share or unit under the plan.  Prior to January 1, 2018, the redemption price was $15.50 per share or unit under the plan.

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

During the years ended December 31, 2018, 2017 and 2016, the Company redeemed 75,000,  72,000 and 80,000 common shares valued at  $1,315,  $1,110 and  $1,194, respectively.  In addition, during the years ended December 31, 2018, 2017 and 2016, the Company redeemed 64,000,  83,000 and 59,000 units valued at $1,116, $1,284 and  $868, respectively.

NOTE 12 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of December 31, 2018 and 2017, there were 8,967,000 and 8,488,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $1.0175 per share, $0.9900 per share and $0.9600 per share for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The estimated value per common share was $18.50 and $16.50 at December 31, 2018 and 2017, respectively. See discussion of determination of estimated value in Note 18.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

Therefore, the purchase price per common share for dividend reinvestments was $17.58 and $15.68 and for additional optional cash purchases was $18.50 and $16.50 at December 31, 2018 and 2017, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the year ended December 31, 2018,  325,000 shares were issued pursuant to dividend reinvestments and 226,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the year ended December 31, 2017,  331,000 shares were issued pursuant to dividend reinvestments and 216,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2016,  315,000 shares were issued pursuant to dividend reinvestments and 136,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 14 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the years ended December 31, 2018, 2017 and 2016, we paid property management fees to GOLDMARK Property Management in an amount equal to approximately 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan and James Wieland. For the years ended December 31, 2018, 2017 and 2016, we paid management fees of $11,827,  $11,359, and  $9,929 respectively, to GOLDMARK Property Management. In addition, during the years ended December 31, 2018, 2017 and 2016, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling  $5,217,   $5,030 and  $4,556, respectively.

Board of Trustee Fees

We incurred Trustee fees of $68,  $56 and  $59 during the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018, and 2017 we owed our Trustees $34 and $23 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts of shares for meetings attended.  Our Trustee Compensation Plan provides:

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

During the years ended December 31, 2018, 2017 and 2016, we incurred advisory management fees of $2,909,  $2,830 and  $2,644 with Sterling Management, LLC, our Advisor. As of December 31, 2018 and 2017, we owed our Advisor $242 and $238, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

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

During the years ended December 31, 2018, 2017 and 2016, we incurred acquisition fees of $740,  $727, and  $903 respectively, with our Advisor. As of December 31, 2018, we owed our Advisor $32 for unpaid acquisition fees.  There were no acquisition fees owed to our Advisor as of December 31, 2017.

Disposition Fee: For its services in the effort to sell any investment for us, the Advisor receives a disposition fee of 2.5% of the sales price of each property disposition, capped at $375 per disposition.

During the years ended December 31, 2018, 2017 and 2016, we incurred disposition fees of  $327,   $110 and  $100 with our Advisor.  See Note 17. There were no disposition fees owed to our Advisor as of December 31, 2018 and 2017, respectively.

Financing Fee:  0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility. The finance fee shall be capped at $38 per loan, refinance, line of credit or other credit facility.

During the years ended December 31, 2018, 2017 and 2016, we incurred financing fees of $77,  $114 and  $68 with our Advisor for loan financing and refinancing activities. As of December 31, 2018, we owed our Advisor $8 for unpaid financing fees. There were no financing fees owed to our Advisor as of December 31, 2017.

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

TC = Total Project Cost

During the year ended December 31, 2018, there were no development fees incurred with our Advisor. During the years ended December 31, 2017 and 2016 we incurred $235 and  $170 in development fees with our Advisor, respectively. As of December 31, 2018 and 2017, we owed our Advisor a total of $104 and $104 for unpaid development fees as part of a 10% hold back, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the year ended December 31, 2018, we issued directly or indirectly, 234,000 operating partnership (OP) units to entities affiliated with Messrs. Regan and Wieland, two of our trustees,  in connection with the acquisition of various properties. The aggregate value of these units was $4,327.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

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

Commissions

During the years ended December 31, 2018, 2017 and 2016, we incurred real estate commissions of $384,  $572, and  $953 respectively, owed to GOLDMARK Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of December 31, 2018 or 2017.

Rental Income

During the years ended December 31, 2018, 2017 and 2016, we received rental income of $55,  $54 and $53, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc..

During the years ended December 31, 2018, 2017 and 2016, we received rental income $50,  $45 and $45, respectively, under an operating lease agreement with our Advisor.

During the years ended December 31, 2018, 2017 and 2016, we received rental income of $230,  $223 and $215, respectively, under operating lease agreements with GOLDMARK Property Management.

Construction Costs

There were no constructions costs incurred during the year ended December 31, 2018 to GOLDMARK Development, which is controlled by Messrs. Regan and Wieland.  As of December 31, 2017, we incurred total costs of  $8,997 related to the construction of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development.    There was no retainage or unpaid construction fees owed to GOLDMARK Development as of December 31, 2018 and 2017.  Phase II of the Bismarck, North Dakota development project was completed in August 2017.

NOTE 15 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled  $90,981,  $86,859 and  $80,497 for the years ended December 31, 2018, 2017 and 2016, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2038. Lease terms often include renewal options.  For the years ended December 31, 2018, 2017 and 2016, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $6,118,  $6,162 and  $6,178, respectively, totaled  $26,250,  $27,439 and  $27,566, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2018 are as follows:

Years ending December 31,	Amount
(in thousands)
2019	$18,841
2020	17,873
2021	14,260
2022	10,687
2023	9,215
Thereafter	51,753
$122,629

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

NOTE 17 – DISPOSITIONS

During the year ended December 31, 2018, the operating partnership sold three properties.  We sold an industrial property located in Redwood Falls, Minnesota for $5,200 and recognized a gain of $935 in April 2018.  We sold a retail property located in Austin, Texas for $3,615 and recognized a gain of $1,266 in July 2018.   We sold one of two buildings included in an office property located in Bismarck, North Dakota for $4,250 and recognized a gain of $1,514 in July 2018.

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

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

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

NOTE 18 – BUSINESS COMBINATIONS AND ACQUISITIONS

The Company closed on the following acquisitions during the year ended December 31, 2018:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

3/1/18	Thunder Creek Apartments	Fargo, ND	Apartment complex	57 units	$4,460
9/1/18	Chandler 1834	Grand Forks, ND	Apartment complex	12 units	630
9/17/18	Dairy Queen (a)	Apple Valley, MN	Retail building	5,348 sq. ft.	3,000
10/1/18	Hartford Apartments	Fargo, ND	Apartment complex	30 units	1,350
10/24/18	Bradbury Apartments	Bismarck, ND	Apartment complex	96 units	5,826
11/1/18	Cityside Apartments	Fargo, ND	Apartment complex	31 units	1,054
11/1/18	Morningside Apartments	Fargo, ND	Apartment complex	17 units	714
11/1/18	Fredericksburg Apartments	Omaha, NE	Apartment complex	173 units	11,319
12/31/18	Cityside Apartments (c)	Fargo, ND	Apartment complex	5 units	153
12/31/18	Cedars 4	Fargo, ND	Apartment complex	18 units	1,151

					$29,657	(b)

(a)	This property was acquired utilizing Internal Revenue Code 1031 tax-deferred exchange funds.
(b)	Acquisition price does not include capitalized closing costs and adjustments of $1,156 and special assessments of $105.
(c)	Subsequent purchase of additional units on adjacent property; consolidated with property acquired on November 1, 2018 for management purposes.

Total consideration given for acquisitions through December 31, 2018 was completed through issuing approximately 423,000 limited partnership units of the operating partnership valued at $18.50 per unit for an aggregate consideration of approximately $7,819, 1031 tax-deferred exchange funds of $11,326, assumed loans of $2,104, assumed liabilities of $576 and cash of $9,093. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The Company closed on the following acquisitions during the year ended December 31, 2017:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

1/10/17	Sargent Apartments	Fargo, ND	Apartment complex	36 units	$1,710
1/11/17	Arrowhead Apartments	Grand Forks, ND	Apartment complex	82 units	5,494
1/17/17	West Oak Apartments	Fargo, ND	Apartment complex	18 units	777
1/17/17	Carr Apartments	Fargo, ND	Apartment complex	18 units	828
5/1/17	Plumtree Apartments	Fargo, ND	Apartment complex	18 units	907
5/1/17	Sunchase Apartments	Fargo, ND	Apartment complex	36 units	1,765
6/1/17	Essex Apartments	Fargo, ND	Apartment complex	18 units	858
6/1/17	Jadestone Apartments	Fargo, ND	Apartment complex	18 units	809
6/1/17	Park Circle Apartments	Fargo, ND	Apartment complex	18 units	903
7/3/17	East Bridge Apartments (a)	Fargo, ND	Apartment complex	58 units	6,060
12/1/17	Birchwood I Apartments	Fargo, ND	Apartment complex	18 units	401
12/1/17	Birchwood II Apartments	Fargo, ND	Apartment complex	48 units	2,425

					$22,937	(b)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

(a)	This property was acquired utilizing Internal Revenue Code 1031 tax-deferred exchange funds.
(b)	Acquisition price does not include capitalized closing costs and adjustments of $258.

   Total consideration given for acquisitions through December 31, 2017 was completed through issuing approximately 625,000 limited partnership units of the operating partnership valued at $16.00 and $16.50 per unit for an aggregate consideration of approximately $10,006, 1031 tax-deferred exchange funds of $4,278 new loans of $4,180, assumed liabilities $132, and cash of $4,599. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

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

The Company closed on the following acquisitions during the year ended December 31, 2016:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

1/29/16	Titan Machinery	North Platte, NE	Implement dealership	16,480 sq. ft.	$1,769
2/1/16	Bristol Park Apartments	Grand Forks, ND	Apartment complex	80 units	5,050
2/1/16	Redpath	White Bear Lake, MN	Office building	25,817 sq. ft.	4,000
3/1/16	Eagle Sky I Apartments	Bismarck, ND	Apartment complex	20 units	1,525
3/1/16	Eagle Sky II Apartments	Bismarck, ND	Apartment complex	20 units	1,525
5/4/16	Garden Grove Apartments	Bismarck, ND	Apartment complex	95 units	7,072
5/4/16	Washington Apartments	Grand Forks, ND	Apartment complex	17 units	667
8/1/16	Roughrider	Grand Forks, ND	Apartment complex	12 units	582
8/29/16	West 80 Development Land	Rochester, MN	Land	18.8 acres	900
9/13/16	Amberwood Apartments	Grand Forks, ND	Apartment complex	95 units	3,942
12/19/16	Bridgeport Apartments	Fargo, ND	Apartment complex	120 units	8,280

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

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Year Ended
	December 31,
	2018	2017	2016

Land, building, tenant improvements and FF&E	$30,918	$23,195	$34,102
Acquired lease intangible assets	-	-	1,386
Acquired lease intangible liabilities	-	-	(176)
Mortgages notes payable assumed	(2,104)	-	-
Other liabilities	(576)	(132)	(78)
Net assets acquired	28,238	23,063	35,234
Equity/limited partnership unit consideration	(7,819)	(10,006)	(23,020)
Restricted cash proceeds related to IRC Section 1031 tax-deferred exchange	(11,326)	(4,278)	-
New loans	-	(4,180)	(2,662)

Net cash consideration (a)	$9,093	$4,599	$9,552

(a)

The 2016 total does not include the $193 cash outflow related to the change in control of real estate investment, in which the operating partnership acquired the remaining 17.50% ownership interest in a 61 unit property in December 2016 (described above).

The acquisitions completed after July 1, 2017 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing. For acquisitions prior to July 1, 2017, which were accounted for as business combinations, the transaction costs totaled $1,131, and $1,972 for the years ended December 31, 2017 and 2016, respectively, are included in “Administration of REIT expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income.

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in 2018, 2017 and 2016.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in 2018, 2017 and 2016.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

Based on the results of the methodologies, the Board determined the fair value of the shares and limited partnership units to be $16.00 per share/unit effective March 23, 2016. The Board determined the fair value of the shares and limited partnership units to be $16.50 per share/unit effective March 29, 2017. The Board determined the fair value of the shares and limited partnership units to be $18.50 per share/unit effective January 1, 2018. The Board determined the fair value of the shares and limited partnership units to be $19.00 per share/unit effective January 1, 2019.

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

DECEMBER 31, 2018, 2017 AND 2016

(Dollar amounts in thousands, except share and per share data)

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

NOTE 19 – QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth selected quarterly consolidated financial data for the Company:

	Quarter (1)
2018	First	Second	Third	Fourth
	(in thousands, except per share data)
Income from rental operations	$29,229	$29,288	$29,254	$29,460
Net Income	$5,258	$4,977	$7,084	$4,659
Net Income attributable to Sterling Real Estate Trust	$1,740	$1,675	$2,379	$1,580
Net Income per common share, basic and diluted	$0.20	$0.19	$0.27	$0.18
Weighted average common shares outstanding	8,627,000	8,720,000	8,840,000	8,971,000

	Quarter (1)
2017	First	Second	Third	Fourth
	(in thousands, except per share data)
Income from rental operations	$28,029	$28,513	$28,655	$29,101
Net Income	$3,200	$8,290	$3,256	$5,137
Net Income attributable to Sterling Real Estate Trust	$1,057	$2,682	$1,082	$1,693
Net Income per common share, basic and diluted	$0.13	$0.33	$0.13	$0.19
Weighted average common shares outstanding	8,117,000	8,227,000	8,356,000	8,498,000

(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

NOTE 20 - SUBSEQUENT EVENTS

On January 15, 2019, we paid a dividend or distribution of $0.254375 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2018.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Industrial			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	Fargo, ND	$2,779	$820	$2,554	$55	$(94)	$875	$2,460	$3,335	$396	08/29/2012	40
Titan Machinery	Bismarck, ND	2,258	950	1,395	7	—	957	1,395	2,352	139	01/28/2015	40
Titan Machinery	Dickinson, ND	822	354	1,096	400	—	754	1,096	1,850	187	07/30/2012	40
Titan Machinery	Fargo, ND	958	781	1,947	515	—	1,296	1,947	3,243	304	10/30/2012	40
Titan Machinery	Marshall, MN	1,897	300	3,648	81	—	381	3,648	4,029	661	11/01/2011	40
Titan Machinery	Minot, ND	—	618	1,654	—	—	618	1,654	2,272	265	08/01/2012	40
Titan Machinery	North Platte, NE	—	325	1,269	—	—	325	1,269	1,594	96	01/29/2016	40
Titan Machinery	Sioux City, IA	1,276	315	2,472	—	—	315	2,472	2,787	324	10/25/2013	40
Total		$9,990	$4,463	$16,035	$1,058	$(94)	$5,521	$15,941	$21,462	$2,372

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Land			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Taco Bell	Denver, CO	$430	$669	$—	$—	$—	$669	$—	$669	$—	06/14/2011
West 80	Rochester, MN	—	1,364	—	—	—	1,364	—	1,364	—	08/29/2016
Total		$430	$2,033	$—	$—	$—	$2,033	$—	$2,033	$—

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Medical			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life	Bismarck, ND	$1,171	$306	$2,255	$11	$123	$317	$2,378	$2,695	$710	01/03/2008	9	-	40
Bio-Life	Grand Forks, ND	1,170	457	2,230	1	158	458	2,388	2,846	734	01/03/2008	10	-	40
Bio-Life	Janesville, WI	1,171	250	1,857	—	123	250	1,980	2,230	596	01/03/2008	9	-	40
Bio-Life	Mankato, MN	1,170	390	2,111	281	1,154	671	3,265	3,936	893	01/03/2008	11	-	40
Bio-Life	Marquette, MI	—	213	2,793	—	123	213	2,916	3,129	852	01/03/2008	9	-	40
Bio-Life	Onalaska, WI	1,171	208	1,853	—	323	208	2,176	2,384	628	01/03/2008	11	-	40
Bio-Life	Oshkosh, WI	1,170	293	1,705	—	146	293	1,851	2,144	580	01/03/2008	10	-	40
Bio-Life	Sheboygan, WI	1,171	645	1,611	—	248	645	1,859	2,504	548	01/03/2008	10	-	40
Bio-Life	Stevens Point, WI	1,170	119	2,184	—	123	119	2,307	2,426	685	01/03/2008	9	-	40
Total		$9,364	$2,881	$18,599	$293	$2,521	$3,174	$21,120	$24,294	$6,226

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Amberwood	Grand Forks, ND	$2,470	$426	$3,304	$3	$113	$429	$3,417	$3,846	$200	09/13/2016	20	-	40
Arbor I/400	Bismarck, ND	405	73	516	4	65	77	581	658	77	06/04/2013		40
Arbor II/404	Bismarck, ND	414	73	538	6	14	79	552	631	71	11/01/2013		40
Arbor III/406	Bismarck, ND	411	71	536	7	14	78	550	628	71	11/01/2013		40
Ashbury	Fargo, ND	2,537	314	3,774	27	—	341	3,774	4,115	197	12/19/2016		40
Auburn II	Fargo, ND	944	105	883	12	64	117	947	1,064	275	03/23/2007	20	-	40
Autumn Ridge	Grand Forks, ND	5,665	1,072	8,875	44	19	1,116	8,894	10,010	2,796	08/16/2004	9	-	40
Barrett Arms	Crookston, MN	867	37	1,001	—	55	37	1,056	1,093	128	01/02/2014		40
Bayview	Fargo, ND	2,961	284	4,077	59	65	343	4,142	4,485	1,139	12/31/2007	20	-	40
Berkshire	Fargo, ND	473	31	406	4	6	35	412	447	111	03/31/2008	20	-	40
Betty Ann	Fargo, ND	508	74	738	2	60	76	798	874	182	08/31/2009		40
Birchwood 1	Fargo, ND	254	72	342	—	—	72	342	414	9	12/01/2017		40
Birchwood 2	Fargo, ND	1,496	234	2,266	—	120	234	2,386	2,620	63	12/01/2017		40
Bradbury Apartments	Bismarck, ND	2,100	1,049	4,922	—	—	1,049	4,922	5,971	31	10/24/2018		40
Bridgeport	Fargo, ND	5,224	613	7,676	3	46	616	7,722	8,338	401	12/19/2016		40
Bristol Park	Grand Forks, ND	3,179	985	3,976	—	684	985	4,660	5,645	316	02/01/2016		40
Brookfield	Fargo, ND	532	228	1,958	3	225	231	2,183	2,414	535	08/01/2008	20	-	40
Cambridge (FKA 44th Street)	Fargo, ND	1,630	333	1,845	4	95	337	1,940	2,277	278	02/06/2013		40
Candlelight	Fargo, ND	1,936	613	1,221	(337)	416	276	1,637	1,913	246	11/30/2012		40
Carling Manor	Grand Forks, ND	459	69	656	1	42	70	698	768	178	03/31/2008		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Carlton Place	Fargo, ND	6,779	703	7,207	14	256	717	7,463	8,180	1,853	09/01/2008	20	-	40
Carr	Fargo, ND	558	66	759	1	—	67	759	826	38	01/17/2017		40
Cedars 4	Fargo, ND	—	134	1,068	—	—	134	1,068	1,202	2	12/31/2018		40
Chandler 1802	Grand Forks, ND	660	133	1,114	—	12	133	1,126	1,259	140	01/02/2014		40
Chandler 1834	Grand Forks, ND	435	112	552	—	—	112	552	664	5	09/01/2018		40
Chandler 1866	Grand Forks, ND	330	31	270	—	28	31	298	329	99	01/03/2005	20	-	40
Cherry Creek (FKA Village)	Grand Forks, ND	923	173	1,435	1	60	174	1,495	1,669	376	11/01/2008		40
Cityside Apartments	Fargo, ND	738	192	1,129	—	—	192	1,129	1,321	4	11/30/2018		40
Columbia West	Grand Forks, ND	2,942	294	3,406	1	207	295	3,613	3,908	905	09/01/2008	20	-	40
Country Club	Fargo, ND	229	252	1,252	2	166	254	1,418	1,672	256	05/02/2011	20	-	40
Countryside	Fargo, ND	141	135	677	—	68	135	745	880	129	05/02/2011		40
Courtyard	St. Louis Park, MN	3,651	2,270	5,681	—	705	2,270	6,386	8,656	803	09/03/2013	5	-	40
Dakota Manor	Fargo, ND	1,692	249	2,236	20	49	269	2,285	2,554	249	08/07/2014		40
Danbury	Fargo, ND	2,602	381	6,020	212	434	593	6,454	7,047	1,675	12/31/2007	20	-	40
Dellwood Estates	Anoka, MN	7,152	844	9,966	—	407	844	10,373	11,217	1,426	05/31/2013		40
Eagle Run	West Fargo, ND	4,105	576	5,787	111	97	687	5,884	6,571	1,225	08/12/2010		40
Eagle Sky I	Bismarck, ND	913	115	1,292	—	74	115	1,366	1,481	99	03/01/2016		40
Eagle Sky II	Bismarck, ND	913	135	1,279	—	77	135	1,356	1,491	96	03/01/2016		40
East Bridge	Fargo, ND	3,529	792	5,477	—	158	792	5,635	6,427	211	07/03/2017		40
Echo Manor	Hutchinson, MN	936	141	875	—	32	141	907	1,048	114	01/02/2014	20	-	40
Emerald Court	Fargo, ND	—	66	830	2	87	68	917	985	240	03/31/2008	20	-	40
Essex	Fargo, ND	554	212	642	—	68	212	710	922	27	06/01/2017		40
Fairview	Bismarck, ND	2,867	267	3,978	39	813	306	4,791	5,097	1,036	12/31/2008	20	-	40
Flickertail	Fargo, ND	5,358	426	5,632	76	202	502	5,834	6,336	1,432	12/31/2008		40
Forest Avenue	Fargo, ND	390	61	637	4	39	65	676	741	95	02/06/2013		40
Fredericksburg Apartments	Omaha, NE	6,494	842	10,596	—	23	842	10,619	11,461	44	11/30/2018		40
Galleria III	Fargo, ND	537	118	681	1	28	119	709	828	140	11/09/2010		40
Garden Grove	Bismarck, ND	4,474	606	6,073	—	99	606	6,172	6,778	417	05/04/2016	5	-	40
Georgetown on the River	Fridley, MN	18,244	4,620	25,155	8	3,403	4,628	28,558	33,186	2,690	12/19/2014	5	-	40
Glen Pond	Eagan, MN	14,804	3,761	20,569	31	603	3,792	21,172	24,964	3,692	12/02/2011	20	-	40
Granger Court I	Fargo, ND	2,265	279	2,619	25	58	304	2,677	2,981	365	06/04/2013		40
Griffin Court	Moorhead, MN	3,203	652	3,858	20	372	672	4,230	4,902	489	06/09/2014	5	-	40
Hannifin	Bismarck, ND	465	81	607	5	52	86	659	745	81	11/01/2013		40
Harrison and Richfield	Grand Forks, ND	5,685	756	6,346	4	316	760	6,662	7,422	1,900	07/01/2007	5	-	40
Hartford Apartments	Fargo, ND	920	154	1,233	—	—	154	1,233	1,387	8	10/01/2018		40
Highland Meadows	Bismarck, ND	5,800	1,532	8,519	—	243	1,532	8,762	10,294	367	05/01/2017	5	-	40
Hunters Run I	Fargo, ND	529	50	419	2	(2)	52	417	469	121	03/23/2007		40
Hunters Run II	Fargo, ND	527	44	441	2	—	46	441	487	116	07/01/2008		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Huntington	Fargo, ND	370	86	309	—	15	86	324	410	27	08/04/2015		40
Islander	Fargo, ND	844	98	884	—	115	98	999	1,097	170	07/01/2011		40
Jadestone	Fargo, ND	525	212	595	—	67	212	662	874	25	06/01/2017		40
Kennedy	Fargo, ND	425	84	588	7	72	91	660	751	90	02/06/2013	20	-	40
Library Lane	Grand Forks, ND	2,240	301	2,401	12	121	313	2,522	2,835	703	10/01/2007	20	-	40
Madison	Grand Forks, ND	247	95	497	—	52	95	549	644	44	09/01/2015		40
Maple Ridge	Omaha, NE	3,996	766	5,608	59	3,547	825	9,155	9,980	1,581	08/01/2008	20	-	40
Maplewood	Maplewood, MN	9,449	3,120	12,122	—	433	3,120	12,555	15,675	1,269	12/19/2014	5	-	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	Fargo, ND	4,901	783	5,839	—	271	783	6,110	6,893	1,263	01/01/2009	20	-	40
Martha Alice	Fargo, ND	508	74	738	2	83	76	821	897	191	08/31/2009	20	-	40
Mayfair	Grand Forks, ND	—	80	1,043	—	26	80	1,069	1,149	279	07/01/2008	20	-	40
Monticello	Fargo, ND	666	60	752	7	32	67	784	851	101	11/08/2013	20	-	40
Montreal Courts	Little Canada, MN	18,388	5,809	19,565	15	862	5,824	20,427	26,251	2,713	10/02/2013	5	-	40
Morningside Apartments	Fargo, ND	500	85	673	—	—	85	673	758	3	11/30/2018		40
Oak Court	Fargo, ND	2,787	270	2,354	13	328	283	2,682	2,965	673	04/30/2008	28	-	40
Oakview Townhomes	Grand Forks, ND	3,554	822	4,698	—	303	822	5,001	5,823	245	01/11/2017		40
Pacific Park I	Fargo, ND	632	95	777	3	65	98	842	940	120	02/06/2013		40
Pacific Park II	Fargo, ND	541	111	865	4	47	115	912	1,027	133	02/06/2013		40
Pacific South	Fargo, ND	334	58	459	2	—	60	459	519	68	02/06/2013		40
Park Circle	Fargo, ND	576	196	716	7	17	203	733	936	29	06/01/2017		40
Parkview Arms	Bismarck, ND	—	373	3,845	—	110	373	3,955	4,328	371	05/13/2015	5	-	40
Parkwest Gardens	West Fargo, ND	3,707	713	5,825	—	654	713	6,479	7,192	709	06/30/2014	20	-	40
Parkwood	Fargo, ND	—	126	1,143	7	16	133	1,159	1,292	290	08/01/2008		40
Pebble Creek	Bismarck, ND	4,140	260	3,704	—	(300)	260	3,404	3,664	928	03/19/2008	20	-	40
Plumtree	Fargo, ND	575	100	782	—	29	100	811	911	33	05/01/2017		40
Prairiewood Courts	Fargo, ND	—	308	1,815	28	80	336	1,895	2,231	562	09/01/2006	20	-	40
Prairiewood Meadows	Fargo, ND	2,129	736	2,514	11	16	747	2,530	3,277	399	09/30/2012		40
Quail Creek	Springfield, MO	6,593	1,529	8,717	—	67	1,529	8,784	10,313	870	02/03/2015	5	-	40
Robinwood	Coon Rapids, MN	4,560	1,138	6,133	242	471	1,380	6,604	7,984	641	12/19/2014		40
Rosedale Estates	Roseville, MN	15,427	4,680	20,591	—	580	4,680	21,171	25,851	2,146	12/19/2014	5	-	40
Rosegate	Fargo, ND	2,908	251	2,978	49	84	300	3,062	3,362	829	04/30/2008	20	-	40
Roughrider	Grand Forks, ND	388	100	448	—	117	100	565	665	33	08/01/2016	5	-	40
Saddlebrook	West Fargo, ND	944	148	1,262	13	105	161	1,367	1,528	324	12/31/2008		40
Sage Park	New Brighton, MN	10,278	2,520	13,985	—	823	2,520	14,808	17,328	1,490	12/19/2014	5	-	40
Sargent	Fargo, ND	1,063	164	1,529	3	17	167	1,546	1,713	77	01/10/2017		40
Schrock	Fargo, ND	499	71	626	3	6	74	632	706	88	06/04/2013		40
Sheridan Pointe	Fargo, ND	1,981	292	2,424	21	11	313	2,435	2,748	310	10/01/2013		40
Sierra Ridge	Bismarck, ND	5,263	754	8,795	151	2	905	8,797	9,702	2,073	09/01/2006		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Somerset	Fargo, ND	2,993	300	3,431	7	30	307	3,461	3,768	895	07/01/2008		40
Southgate	Fargo, ND	2,650	803	5,299	20	(45)	823	5,254	6,077	1,495	07/01/2007	20	-	40
Southview III	Grand Forks, ND	203	99	522	—	79	99	601	700	108	08/01/2011		40
Southview Villages	Fargo, ND	2,654	268	2,519	15	174	283	2,693	2,976	739	10/01/2007	20	-	40
Spring	Fargo, ND	516	76	822	6	15	82	837	919	124	02/06/2013	20	-	40
Stanford Court	Grand Forks, ND	—	291	3,866	—	83	291	3,949	4,240	582	02/06/2013	20	-	40
Stonefield-Clubhouse	Bismarck, ND	—	34	1,147	—	50	34	1,197	1,231	74	07/31/2016		40
Stonefield-Phase I	Bismarck, ND	8,540	2,804	13,138	227	246	3,031	13,384	16,415	1,338	08/01/2014	20	-	40
Stonefield-Phase II	Bismarck, ND	—	1,167	2,566	486	5,127	1,653	7,693	9,346	358	10/23/2014		40
Stonefield-Phase III	Bismarck, ND	—	1,079	—	238	—	1,317	—	1,317	—	10/23/2014		n/a
Stonybrook	Omaha, NE	7,065	1,439	8,003	—	1,522	1,439	9,525	10,964	2,103	01/20/2009	20	-	40
Summerfield	Fargo, ND	696	129	599	1	50	130	649	779	54	08/04/2015		40
Summit Point	Fargo, ND	3,724	681	5,510	21	63	702	5,573	6,275	454	10/01/2015	20	-	40
Sunchase	Fargo, ND	1,128	181	1,563	14	86	195	1,649	1,844	66	05/01/2017		40
Sunset Ridge	Bismarck, ND	8,263	1,759	11,012	36	38	1,795	11,050	12,845	2,651	06/06/2008	9	-	40
Sunview	Grand Forks, ND	1,046	144	1,614	1	93	145	1,707	1,852	415	12/31/2008	20	-	40
Sunwood	Fargo, ND	2,758	358	3,520	7	92	365	3,612	3,977	1,018	07/01/2007	20	-	40
Terrace on the Green	Moorhead, MN	1,985	697	2,588	—	265	697	2,853	3,550	418	09/30/2012		40
Thunder Creek	Fargo, ND	2,927	633	4,126	—	169	633	4,295	4,928	88	03/01/2018		40
Twin Oaks	Hutchinson, MN	3,211	816	3,245	—	122	816	3,367	4,183	353	10/01/2014		40
Twin Parks	Fargo, ND	2,128	119	2,072	43	69	162	2,141	2,303	531	10/01/2008	20	-	40
Valley Homes Duplexes	Grand Forks, ND	1,014	356	1,668	—	195	356	1,863	2,219	178	01/22/2015		40
Valley View	Golden Valley, MN	4,519	1,190	6,118	—	158	1,190	6,276	7,466	640	12/19/2014	5	-	40
Village Park	Fargo, ND	741	219	1,932	51	34	270	1,966	2,236	523	04/30/2008		40
Village West	Fargo, ND	2,451	357	2,274	61	64	418	2,338	2,756	595	04/30/2008		40
Washington	Grand Forks, ND	426	74	592	—	58	74	650	724	42	05/04/2016		40
Westcourt	Fargo, ND	2,300	287	3,028	28	41	315	3,069	3,384	406	01/02/2014	5	-	40
West Oak	Fargo, ND	570	85	692	—	19	85	711	796	38	01/17/2017		40
Westside	Hawley, MN	534	59	360	—	63	59	423	482	84	02/01/2010		40
Westwind	Fargo, ND	663	49	455	1	83	50	538	588	146	04/30/2008	20	-	40
Westwood	Fargo, ND	3,994	597	6,455	13	269	610	6,724	7,334	1,712	06/05/2008	20	-	40
Willow Park	Fargo, ND	3,812	288	5,286	7	687	295	5,973	6,268	1,339	12/31/2008		40
Total		$332,258	$73,917	$460,448	$2,365	$30,680	$76,282	$491,128	$567,410	$71,736

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Office			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
32nd Avenue	Fargo, ND	$—	$635	$3,300	$88	$100	$723	$3,400	$4,123	$1,235	03/16/2004	3	-	40
Aetna	Bismarck, ND	—	841	4,915	30	1,283	871	6,198	7,069	1,749	12/06/2006	20	-	40
Bell Plaza	Bloomington, MN	33,576	6,912	36,520	—	370	6,912	36,890	43,802	6,620	08/13/2015	1	-	40
First International Bank & Trust	Moorhead, MN	—	210	712	3	88	213	800	1,013	188	05/13/2011	10	-	40
Four Points	Fargo, ND	—	70	1,238	—	23	70	1,261	1,331	349	10/18/2007		40
Gate City	Grand Forks, ND	—	382	893	1	176	383	1,069	1,452	253	03/31/2008		40
Goldmark Office Park	Fargo, ND	1,374	1,160	14,796	62	1,181	1,222	15,977	17,199	4,671	07/01/2007	1	-	40
Great American Building	Fargo, ND	865	511	1,290	19	362	530	1,652	2,182	518	02/01/2005	28	-	40
Midtown Plaza	Minot, ND	1,189	30	1,213	—	33	30	1,246	1,276	416	01/01/2004		40
Parkway office building (FKA Echelon)	Fargo, ND	906	278	1,491	42	66	320	1,557	1,877	443	05/15/2007	20	-	40
Redpath	White Bear Lake, MN	2,611	1,195	1,787	—	—	1,195	1,787	2,982	130	02/01/2016		40
Regis	Edina, MN	—	2,991	7,633	—	—	2,991	7,633	10,624	1,914	01/01/2009		40
SSA	St Cloud, MN	—	100	2,793	—	18	100	2,811	2,911	827	03/20/2007	20	-	40
Wells Fargo Center	Duluth, MN	—	600	7,270	(115)	2,006	485	9,276	9,761	2,407	07/11/2007	4	-	40
Total		$40,521	$15,915	$85,851	$130	$5,706	$16,045	$91,557	$107,602	$21,720

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(Dollar amounts in thousands)

Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
Retail	to company	to acquisition (a)	carried at close of period	Accuulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Applebees	Apple Valley, MN	$—	$560	$1,235	$—	$—	$560	$1,235	$1,795	$247	01/27/2011	40
Applebees	Bloomington, MN	—	1,000	474	11	—	1,011	474	1,485	105	03/22/2010	40
Applebees	Coon Rapids, MN	—	750	875	—	—	750	875	1,625	193	03/09/2010	40
Applebees	Savage, MN	—	690	424	—	—	690	424	1,114	94	01/01/2010	40
Becker Furniture	Waite Park, MN	—	150	2,065	—	(637)	150	1,428	1,578	645	07/12/2006	40
Dairy Queen	Apple Valley, MN	—	1,128	1,345	—	—	1,128	1,345	2,473	13	09/17/2018	40
Dairy Queen	Dickinson, ND	—	329	658	—	—	329	658	987	115	01/19/2012	40
Dairy Queen	Moorhead, MN	—	243	787	1	—	244	787	1,031	151	05/13/2011	20
Family Dollar	Mandan, ND	—	167	649	—	—	167	649	816	131	12/14/2010	40
O’Reilly	Mandan, ND	—	115	449	—	—	115	449	564	91	12/14/2010	40
Walgreens	Alexandria, LA	1,335	1,090	2,973	—	—	1,090	2,973	4,063	671	12/18/2009	28	-	40
Walgreens	Batesville, AR	5,579	473	6,405	—	—	473	6,405	6,878	1,522	07/09/2009	40
Walgreens	Denver, CO	3,301	2,349	2,358	—	—	2,349	2,358	4,707	447	06/14/2011	40
Walgreens	Fayetteville, AR	4,248	636	4,732	—	—	636	4,732	5,368	1,124	07/09/2009	40
Walgreens	Laurel, MS	1,314	1,280	2,984	—	—	1,280	2,984	4,264	634	07/30/2010	40
Total	$15,777	$10,960	$28,413	$12	$(637)	$10,972	$27,776	$38,748	$6,183
Grand Totals	$408,340	$110,169	$609,346	$3,858	$38,176	$114,027	$647,522	$761,549	$108,237

Investments in Unconsolidated Affiliates:	Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
to company	to acquisition (a)	carried at close of period	Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Banner	Fargo, ND	$6,608	$750	$8,016	$203	$311	$953	$8,327	$9,280	$2,375	03/15/2007	40
GF Marketplace	Grand Forks, ND	10,483	4,259	15,801	208	1,194	4,467	16,995	21,462	8,980	07/01/2003	8	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(Dollar amounts in thousands)

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.
(b)	The changes in total real estate investments for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Balance at January 1,	$759,703	$715,300	$669,484
Purchase of real estate investments	41,230	47,279	48,305
Sale and disposal of real estate investment	(10,222)	(1,267)	(1,766)
Property held for sale	—	—	(3,234)
Provision for asset impairment	—	—	—
Construction in progress not yet placed in service	(15)	(1,609)	2,511
Reallocation to intangible assets	—	—	—
Balance at December 31,	$790,696	$759,703	$715,300

(c)	The changes in accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Balance at January 1,	$111,026	$92,325	$74,975
Depreciation expense	19,165	19,057	18,507
Property held for sale	—	—	(867)
Sale and disposal of real estate investment	(2,079)	(356)	(290)
Balance at December 31,	$128,112	$111,026	$92,325

(d)	The aggregate cost of our real estate for federal income tax purposes is $680,591.

 Exhibit Index

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit Description	with	Form	ending	Exhibit	date
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002		10-12G		3.1	03/10/11
3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014		8-K		5.02	06/24/14
3.3	Amended and Restated Bylaws dated June 23, 2011		10-12G		3.2	03/10/11
3.4	Amended and Restated Bylaws dated June 23, 2016		8-K		3.1	06/29/16
4.1	Declaration of Trust Sterling Real Estate Trust dated July 21, 2004		10-12G		4.1	03/10/11
4.2	Addendum to Declaration of Trust dated July 25, 2007		10-12G		4.2	03/10/11
4.3	Sterling Third Amended and Restated Declaration of Trust dated March 27, 2014		8-K		4.1	04/02/14
4.4	Sterling Third Amended and Restated Declaration of Trust dated June 23, 2016		8-K		4.1	06/29/16
4.5	First Amended and Restated Declaration of Trust dated February 9, 2011		10-12G		4.3	03/10/11
4.6	Amendment No. 1 to First Amended and Restated Declaration of Trust dated August 1, 2014		8-K		5.01	06/24/14
4.7	Amended and Restated Share Repurchase Plan dated December 13, 2018		8-K		99.1	12/19/18
4.8	Amended and Restated Unit Repurchase Plan dated December 13, 2018		8-K		99.2	12/19/18
10.1	First Amendment and Complete Restatement of Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated April 25, 2003		10-12G		10.2	03/10/11
10.2	Second Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated December 19, 2008		10-12G		10.3	03/10/11
10.3	Third Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated August 5, 2009		10-12G		10.4	03/10/11
10.4	Fourth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated February 9, 2011		10-12G		10.5	03/10/11
10.5	Fifth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated June 23, 2011		10-K	12/31/2011	10.6	03/30/12
10.6	Seventh Amended and Restated Advisory Agreement dated January 1, 2018		8-K		10.1	04/04/18
10.7	Amendment No. 1 to Seventh Amended and Restated Advisory Agreement dated June 21, 2018		8-K		10.1	06/26/18
10.8	Second Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated January 1, 2013		8-K		10.1	12/27/12
10.9	Third Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties LLLP dated August 1, 2104		8-K		5.04	06/24/14
10.10	Dividend Reinvestment Plan dated July 20, 2012		S-3D		A	07/20/12
10.11	First Amendment to Dividend Reinvestment Plan dated September 26, 2013		8-K		99.1	10/02/13
10.12	Second Amendment to Dividend Reinvestment Plan dated December 14, 2016		8-K		99.1	12/20/16
10.13	Amended and Restated Dividend Reinvestment Plan dated July 11, 2017		S-3D		A	07/12/17
10.14	Amendment to Certificate of Limited Liability Partnership of Sterling Properties, LLLP dated August 1, 2014		8-K		5.03	06/24/14
10.15	Form of Secured Promissory Note (15-Year Note) dated as of December 19, 2014		8-K		10.3	12/23/14
10.16	Form of Secured Promissory Note (10-Year Note) dated as of December 19, 2014		8-K		10.4	12/23/14
10.17	Form of Mortgage, Security Agreement and Fixture Filing dated as of December 19, 2014		8-K		10.5	12/23/14
10.18	Form of Promissory Note dated as of December 19, 2014		8-K		10.6	12/23/14
10.19	Form of Mortgage dated as of December 19, 2014		8-K		10.7	12/23/14
10.20	Form of Commercial Security Agreement dated as of December 19, 2014		8-K		10.8	12/23/14
10.21	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan approved June 18, 2015		8-K		10.1	06/23/15
10.22	Form of Promissory Note dated as of August 13, 2015		8-K		10.2	08/18/15
10.23	Form of Mortgage, Security Agreement and Fixture Filing dated as of August 13, 2015		8-K		10.3	08/18/15
10.24	Amendment No. 1 to Amended and Restated Independent Trustee Stock Plan		8-K		99.3	04/04/18
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm - Baker Tilly Virchow Krause, LLP	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Accounting Officer	X
32.1	Section 906 Certification of Chief Executive Officer and Chief Accounting Officer	X
101		X

The following materials from Sterling Real Estate Trust’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2019

STERLING REAL ESTATE TRUST

By:	/s/ KENNETH P. REGAN
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH P. REGAN (Kenneth P. Regan)	Chief Executive Officer and Trustee (principal executive officer)	March 15, 2019

/s/ ANGIE D. STOCK (Angie D. Stock)	Chief Accounting Officer and Treasurer (principal financial officer)	March 15, 2019

/s/ BRUCE W. FURNESS (Bruce W. Furness)	Chairman of the Board of Trustees	March 15, 2019

/s/ JAMES R. HANSEN (James R. Hansen)	Trustee	March 15, 2019

/s/ TIMOTHY HUNT (Timothy Hunt)	Trustee	March 15, 2019

/s/ TIMOTHY HAUGEN (Timothy Haugen)	Trustee	March 15, 2019

/s/ MICHELLE KORSMO (Michelle Korsmo)	Trustee	March 15, 2019

/s/ RICHARD SAVAGEAU (Richard Savageau)	Trustee	March 15, 2019

/s/ JAMES S. WIELAND (James S. Wieland)	Trustee	March 15, 2019

/s/ LANCE R. WOLF (Lance R. Wolf)	Trustee	March 15, 2019