Form 10-Q
period 2019-03-31
Sterling Real Estate Trust
filed 2019-05-09
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2019
Common Shares of Beneficial Interest, $0.01 par value per share	9,211,422

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, par value $0.01 per share	N/A	N/A

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2019 (UNAUDITED) and December 31, 2018

	March 31,	December 31,
	2019	2018
	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$113,680	$114,027
Building and improvements	673,288	675,308
Construction in progress	1,500	1,361
Real estate investments	788,468	790,696
Less accumulated depreciation	(132,197)	(128,112)
Real estate investments, net	656,271	662,584
Cash and cash equivalents	21,345	21,212
Restricted deposits	7,724	8,853
Investment in unconsolidated affiliates	2,570	2,691
Assets held for sale	2,113	—
Lease intangible assets, less accumulated amortization of $13,854 in 2019 and $13,715 in 2018	10,109	10,976
Other assets, net	8,249	8,151

Total Assets	$708,381	$714,467

LIABILITIES
Mortgage notes payable, net	$403,003	$406,017
Dividends payable	7,035	6,828
Tenant security deposits payable	4,489	4,286
Lease intangible liabilities, less accumulated amortization of $1,688 in 2019 and $1,621 in 2018	1,401	1,468
Liabilities related to assets held for sale	1	—
Accrued expenses and other liabilities	10,360	12,117
Total Liabilities	426,289	430,716

COMMITMENTS and CONTINGENCIES - Note 14

SHAREHOLDERS' EQUITY
Beneficial interest	99,008	97,883
Noncontrolling interest
Operating partnership	180,602	183,360
Partially owned properties	2,508	2,538
Accumulated other comprehensive loss	(26)	(30)
Total Shareholders' Equity	282,092	283,751

	$708,381	$714,467

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED March 31, 2019 and 2018 (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$29,831	$27,488
Tenant reimbursements	—	1,611
	29,831	29,099
Expenses
Expenses from rental operations
Operating expenses, excluding real estate taxes	12,179	11,001
Real estate taxes	3,029	2,846
Depreciation and amortization	5,538	5,350
Interest	4,715	4,499
	25,461	23,696
Administration of REIT	1,111	1,155
Total expenses	26,572	24,851
Income from operations	3,259	4,248

Other income
Equity in income of unconsolidated affiliates	132	157
Other income	70	106
Gain on involuntary conversion	329	747
	531	1,010
Net income	$3,790	$5,258
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	2,532	3,537
Partially owned properties	(30)	(19)
Net income attributable to Sterling Real Estate Trust	$1,288	$1,740

Net income per common share, basic and diluted	$0.14	$0.20

Comprehensive income:
Net income	$3,790	$5,258
Other comprehensive gain - change in fair value of interest rate swaps	4	13
Comprehensive income	3,794	5,271
Comprehensive income attributable to noncontrolling interest	2,505	3,527
Comprehensive income attributable to Sterling Real Estate Trust	$1,289	$1,744

Weighted average Common Shares outstanding	9,091	8,627

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2019 and 2018 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2017	8,488	$113,995	$(23,179)	$90,816	$179,844	$3,180	$(65)	$273,775
Contribution of assets in exchange for the issuance of noncontrolling interest shares					1,546	—		1,546
Shares/units redeemed	(35)	(614)		(614)	(316)	—		(930)
Dividends declared			(2,190)	(2,190)	(4,473)	—		(6,663)
Dividends reinvested - stock dividend	79	1,374		1,374				1,374
Issuance of shares under optional purchase plan	76	1,412		1,412				1,412
Change in fair value of interest rate swaps							13	13
Net income			1,740	1,740	3,537	(19)		5,258
BALANCE AT MARCH 31, 2018	8,608	$116,167	$(23,629)	$92,538	$180,138	$3,161	$(52)	$275,785

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2018	8,967	$122,624	$(24,741)	$97,883	$183,360	$2,538	$(30)	$283,751
Shares/units redeemed	(11)	(197)		(197)	(629)	—		(826)
Dividends declared			(2,374)	(2,374)	(4,661)	—		(7,035)
Dividends reinvested - stock dividend	82	1,479		1,479				1,479
Issuance of shares under optional purchase plan	49	929		929				929
Change in fair value of interest rate swaps							4	4
Net income			1,288	1,288	2,532	(30)		3,790
BALANCE AT MARCH 31, 2019	9,087	$124,835	$(25,827)	$99,008	$180,602	$2,508	$(26)	$282,092

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2019 and 2018 (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
OPERATING ACTIVITIES
Net income	$3,790	$5,258
Adjustments to reconcile net income to net cash from operating activities
Gain on involuntary conversion	(329)	(747)
Equity in income of unconsolidated affiliates	(132)	(157)
Distributions of earnings of unconsolidated affiliates	132	157
Allowance for uncollectible accounts receivable	50	—
Depreciation	5,012	4,767
Amortization	512	570
Amortization of debt issuance costs	155	166
Effects on operating cash flows due to changes in
Other assets	613	(2,262)
Tenant security deposits payable	203	20
Accrued expenses and other liabilities	(1,726)	(1,498)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,280	6,274
INVESTING ACTIVITIES
Purchase of real estate investment properties	—	(2,979)
Capital expenditures and tenant improvements	(1,263)	(1,582)
Proceeds from involuntary conversion	294	152
Distributions in excess of earnings received from unconsolidated affiliates	121	93
NET CASH USED IN INVESTING ACTIVITIES	(848)	(4,316)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	—	(38)
Principal payments on special assessments payable	(32)	(12)
Principal payments on mortgage notes payable	(3,150)	(3,831)
Advances on lines of credit	—	2,964
Proceeds from issuance of shares under optional purchase plan	929	1,412
Shares/units redeemed	(826)	(930)
Dividends/distributions paid	(5,349)	(5,063)
NET CASH USED IN FINANCING ACTIVITIES	(8,428)	(5,498)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(996)	(3,540)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	30,065	20,553
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$29,069	$17,013

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$21,345	$9,972
Restricted deposits	7,724	7,041
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$29,069	$17,013

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2019 and 2018 (UNAUDITED) (Continued)

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$4,663	$4,508

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$1,479	$1,374
Dividends declared and not paid	2,374	2,190
UPREIT distributions declared and not paid	4,661	4,473
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	—	1,546
Increase in land improvements due to increase in special assessments payable	213	246
Unrealized gain on interest rate swaps	4	13
Acquisition of assets through assumption of debt and liabilities	—	54
Capitalized interest and real estate taxes related to construction in progress	7	28
Acquisition of assets with accounts payable	—	575

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Note 1 - Organization

Sterling Real Estate Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of March 31, 2019 and December 31, 2018, Sterling owned approximately 33.75% and 33.41%, respectively, of the operating partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheets as of March 31, 2019 and consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three months ended March 31, 2019 and 2018. These adjustments are of a normal recurring nature.

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

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 173 properties.  The Trust’s 125 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 48 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, Texas and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 73.2% residential and 26.8% commercial (based on cost) and total $656,271 in real estate investments at March 31, 2019. Currently Sterling’s acquisition strategy and focus is on multifamily apartment properties.  We currently have no plans with respect to our non-multifamily apartment properties. We will consider unsolicited offers for purchase of non-multifamily properties on a case by case basis.

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

March 31, 2019 and 2018 (UNAUDITED)

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

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $429 and $540 for the three months ended March 31, 2019 and 2018, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $54 and $56 for the three months ended March 31, 2019 and 2018, respectively, was recorded as a reduction to income from rental operations. Amortization pertaining to below market lease intangibles of $67 and $70 for the three months ended March 31, 2019 and 2018, respectively, was recorded as an increase to income from rental operations.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

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

Depreciation expense for the three months ended March 31, 2019 and 2018 totaled $5,012 and $4,767, respectively.

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the three months ended March 31, 2019 and 2018.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

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

There was one property classified as held for sale at March 31, 2019.  There were no properties classified as held for sale at December 31, 2018.  See Note 15.

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

Construction in progress as of March 31, 2019 consists primarily of development and planning costs associated with phase III of a multifamily apartment community in Bismarck, North Dakota. Phase I and II of the Bismarck development are complete and Phase III is still in the planning stages and construction has not yet commenced.

Cash and Cash Equivalents

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the three months ended March 31, 2019 and 2018.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of March 31, 2019, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of March 31, 2019 and December 31, 2018, the unconsolidated affiliates held total assets of $22,481 and $22,954 and mortgage notes payable of $16,992 and $17,091, respectively.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center as a tenant in common through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at March 31, 2019 and December 31, 2018 of $10,428 and $10,483, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2019 and December 31, 2018 of $6,564 and $6,608, respectively. The Company is jointly and severally liable for the full mortgage balance.

Receivables

Receivables consist primarily of amounts due for rent. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis and reflect management’s best estimate of the amounts that will not be collected. Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible. Recoveries, if any, of receivables previously written off

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

are recorded when received. The receivables are non-interest bearing and are unsecured. As of March 31, 2019, and December 31, 2018 management’s estimate of uncollectible accounts receivable was $628 and $578, respectively. Receivables are included in “Other assets” in the accompanying consolidated balance sheets.

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at March 31, 2019 and December 31, 2018.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

Federal Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code, as amended. A REIT calculates taxable income similar to other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. REIT shareholders are generally taxed on REIT distributions of ordinary income in the same manner as they are taxed on other corporate distributions.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2019 and December 31, 2018 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2015.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

We are the lessor for its residential and commercial leases and these leases will continue to be accounted for as operating leases under the new standard as described in Note 2.  Therefore, the Company did not have significant changes in the accounting for its lease revenues.

As of March 31, 2019, we derived 79% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related to such items as parking, storage and pet rent that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of March 31, 2019, we derived 21% of our revenues from commercial leases primarily under long-term lease agreements. We elected to apply the package of practical expedients for the commercial leases and these leases will continue to be accounted for as operating leases as of January 1, 2019.  Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

We recognize variable income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements. When we pay pass-through expenses, subject to reimbursement by the tenant, they are included within “Operating expenses, excluding real estate taxes” and “Real estate taxes,” and reimbursements are included within “Real estate rental income” along with the associated base rent in the accompanying consolidated financial statements.

We record base rents for residntial and commercial leases on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $103 and $52 the three months ended March 31, 2019 and 2018, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 was $3,478 and $3,374, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Upon adoption of ASU 2016-02, we elected not to bifurcate lease contracts into lease and non-lease components, since the timing and pattern of revenue is not materially different and the non-lease components is not the primary component of the lease. Accordingly, both lease and non-lease components are presented in “Real estate rental income” in our consolidated financial statements. The adoption of ASU 2016-02 did not result in a material change to our recognition of real estate rental income.

Lease income related to the Company’s operation leases is comprised of the following:

	Three months ended March 31, 2019
	Residential	Commercial	Total
	(in thousands)
Lease income related to fixed lease payments	$22,797	$4,777	$27,574
Lease income related to variable lease payments	—	1,487	1,487
Other (a)	(217)	117	(100)
Lease income (b)	$22,580	$6,381	$28,961

(a)

For the three months ended March 31, 2019, “Other” is comprised of revenue adjustments related to changes in collectibility and amortization of above and below market lease intangibles and lease inducements.

(b)	Excludes other rental income for the three months ended March 31, 2019 of $870, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of March 31, 2019, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2019 (April 1, 2019 to December 31, 2019)	$13,723
2020	18,133
2021	14,433
2022	10,846
2023	9,259
Thereafter	51,794
$118,188

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of March 31, 2019 and 2018, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2019 and 2018, Sterling’s denominators for the basic and diluted earnings per common share were approximately 9,091,000 and 8,627,000, respectively.

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

March 31, 2019 and 2018 (UNAUDITED)

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three months ended March 31, 2019 and 2018, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$23,434	$6,397	$29,831	$22,229	$6,870	$29,099
Expenses from rental operations	13,389	1,819	15,208	12,089	1,758	13,847
Net operating income	$10,045	$4,578	$14,623	$10,140	$5,112	$15,252
Depreciation and amortization			5,538			5,350
Interest			4,715			4,499
Administration of REIT			1,111			1,155
Other (income)/expense			(531)			(1,010)
Net income			$3,790			$5,258

Segment Assets and Accumulated Depreciation

As of March 31, 2019	Residential	Commercial	Total
	(in thousands)
Real estate investments	$595,997	$192,471	$788,468
Accumulated depreciation	(93,756)	(38,441)	(132,197)
	$502,241	$154,030	656,271
Cash and cash equivalents			21,345
Restricted deposits and funded reserves			7,724
Investment in unconsolidated affiliates			2,570
Other assets			8,249
Assets held for sale			2,113
Intangible assets, less accumulated amortization			10,109
Total Assets			$708,381

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2018	Residential	Commercial	Total
	(in thousands)
Real estate investments	$595,006	$195,690	$790,696
Accumulated depreciation	(90,143)	(37,969)	(128,112)
	$504,863	$157,721	662,584
Cash and cash equivalents			21,212
Restricted deposits and funded reserves			8,853
Investment in unconsolidated affiliates			2,691
Other assets			8,151
Intangible assets, less accumulated amortization			10,976
Total Assets			$714,467

NOTE 4 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of March 31, 2019	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,157	$(12,699)	$8,458
Above-market leases	2,806	(1,155)	1,651
	$23,963	$(13,854)	$10,109
Lease Intangible Liabilities
Below-market leases	$(3,089)	$1,688	$(1,401)

	Lease	Accumulated	Lease
As of December 31, 2018	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,480	$(12,422)	$9,058
Above-market leases	3,211	(1,293)	1,918
	$24,691	$(13,715)	$10,976
Lease Intangible Liabilities
Below-market leases	$(3,089)	$1,621	$(1,468)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2019 (April 1, 2019 to December 31, 2019)	$1,329	$194
2020	1,414	213
2021	1,121	184
2022	987	164
2023	849	151
Thereafter	4,409	495
	$10,109	$1,401

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of March 31, 2019 was 6.7 years.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – LINES OF CREDIT

We have a $18,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2021; a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in November 2019; a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022; and a $3,200 variable rate (LIBOR plus 2.04%) line of credit agreement with Bank of the West, which expires November 2020. The lines of credit are secured by properties in Duluth, Edina, Moorhead and St. Cloud, Minnesota; and Bismarck, Dickinson, Grand Forks and Fargo, North Dakota. At March 31, 2019, there was no balance outstanding on the lines of credit, leaving $32,815 available and unused under the agreements.

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

NOTE 6 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	March 31,	December 31,
	2019	2018
	(in thousands)
Fixed rate mortgage notes payable (a)	$405,190	$408,339
Less unamortized debt issuance costs	2,187	2,322
	$403,003	$406,017

(a)	Includes $853 and $865 of variable rate mortgage debt that was swapped to a fixed rate at March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, we had 127 mortgage loans with effective interest rates ranging from 3.54% to 7.25% per annum and a weighted average effective interest rate of 4.43% per annum.

As of December 31, 2018, we had 127 mortgage loans with effective interest rates ranging from 3.44% to 7.25% per annum, and a weighted average effective interest rate of 4.42% per annum.

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

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2019 (April 1, 2019 to December 31, 2019)	$21,845
2020	28,616
2021	46,541
2022	31,788
2023	48,046
Thereafter	228,354
Total payments	$405,190

NOTE 7 – HEDGING ACTIVITIES

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

The carrying amount of the swap has been adjusted to its fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to accumulated comprehensive income. As of March 31, 2019 and December 31, 2018, we recorded a liability and other comprehensive loss of  $26 and $30, respectively.

NOTE 8 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2019		December 31, 2018
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable, net	$403,003	$398,612	$406,017	$400,192
Fair value of interest rate swaps	$26	$26	$30	$30

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

March 31, 2019 and 2018 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2019
Fair value of interest rate swaps	$—	$26	$—	$26
December 31, 2018
Fair value of interest rate swaps	$—	$30	$—	$30

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 7.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2019
Mortgage notes payable, net	$—	$—	$398,612	$398,612
December 31, 2018
Mortgage notes payable, net	$—	$—	$400,192	$400,192

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.75% to 4.80% and from 4.82% to 4.83% at March 31, 2019 and December 31, 2018, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of March 31, 2019 and December 31, 2018.  The Company’s mortgage notes payable are further described in Note 6.

NOTE 9 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of March 31, 2019 and December 31, 2018, outstanding limited partnership units totaled 17,841,000 and 17,876,000 respectively. As of March 31, 2019 and 2018, the operating partnership declared distributions of $4,661 and $4,473 respectively, to limited partners paid on April 15, 2019 and April 16, 2018, respectively.  Distributions per unit were $0.26125 and $0.254375 during the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019 and 2018, there were no limited partnership units exchanged for common shares pursuant to redemption requests.

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

NOTE 10 – REDEMPTION PLANS

Our Board of Trustees has approved redemption plans that enable our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans. Our redemption plans currently provide

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

that the maximum amount that can be redeemed under the plan is $35,000 worth of securities. Currently, the fixed redemption price is $18.00 per share or unit under the plans, which price became effective January 1, 2019.

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

During the three months ended March 31, 2019 and 2018, the Company redeemed 11,000 and 35,000 common shares valued at $197 and $614, respectively.  In addition, during the three months ended March 31, 2019 and 2018, the Company redeemed 35,000 and 18,000 units valued at $629 and $316, respectively.

NOTE 11 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of March 31, 2019 and December 31, 2018, there were 9,087,000 and 8,967,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.26125 per share and $0.254375 per share for the three months ended March 31, 2019 and 2018, respectively.

NOTE 12 – DIVIDEND REINVESTMENT PLAN

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

The estimated value per common share was $19.00 and $18.50 at March 31, 2019 and December 31, 2018, respectively. See discussion of determination of estimated value in Note 16.

Therefore, the purchase price per common share for dividend reinvestments was $18.05 and $17.58 and for additional optional cash purchases was $19.00 and $18.50 at March 31, 2019 and December 31, 2018, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

In the three months ended March 31, 2019,  82,000 shares were issued pursuant to dividend reinvestments and 49,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the three months ended March 31, 2018,  79,000 shares were issued pursuant to dividend reinvestments and 76,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 13 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the three months ended March 31, 2019 and 2018, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed by GOLDMARK. GOLDMARK Property Management is owned in part by Kenneth Regan, James Wieland and Joel Thomsen. For the three months ended March 31, 2019 and 2018, we paid management fees of $3,123 and $3,054, respectively, to GOLDMARK Property Management.  In addition, during the three months ended March 31, 2019 and 2018, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $1,474 and $1,360, respectively.

Board of Trustee Fees

We incurred Trustee fees of $16 and $20 during the three months ended March 31, 2019 and 2018, respectively.  As of March 31, 2019, and December 31, 2018 we owed our Trustees $50 and $34 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be and was received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 28, 2019, effective until March 31, 2020.

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

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

During the three months ended March 31, 2019 and 2018, we incurred advisory management fees of $749 and $718 with Sterling Management, LLC, our Advisor. As of March 31, 2019, and December 31, 2018, we owed our Advisor $500 and $242, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations. During the three months ended March 31, 2019 and 2018, we did not reimburse the Advisor for any operating costs.

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

During the three months ended March 31, 2019, there were no financing fees incurred with our Advisor.  During the three months ended March 31, 2018, we incurred acquisition fees of $114 with our Advisor. There were no acquisition fees owed to our Advisor as of March 31, 2019. As of December 31, 2018, we owed our Advisor $32 for unpaid acquisition fees.

Disposition Fee: For its services in the effort to sell any investment for us, the Advisor receives a disposition fee of 2.5% of the sales price of each property disposition, capped at $375 per disposition.

During the three months ended March 31, 2019 and 2018, there were no disposition fees incurred with our Advisor. See Note 15. There were no disposition fees owed to our Advisor as of March 31, 2019 and December 31, 2018.

Financing Fee: 0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility. The finance fee shall be capped at $38 per loan, refinance, line of credit or other credit facility.

During the three months ended March 31, 2019 and 2018, there were no financing fees incurred with our Advisor.  There were no financing fees owed to our Advisor as of March 31, 2019. As of December 31, 2018, we owed our Advisor $8 for unpaid financing fees.

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

TC = Total Project Cost

During the three months ended March 31, 2019 and 2018, there were no development fees incurred with our Advisor. As of both March 31, 2019, and December 31, 2018, we owed our Advisor a total of $104 for unpaid development fees, of

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

which the entire amount was for unpaid development fees as part of a 10% hold back with respect to the Stonefield development project, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended March 31, 2019,  there were no operating partnership units issued directly or indirectly, to affiliated entities.

During the three months ended March 31, 2018, we issued directly or indirectly, 42,000 operating partnership units to an entity affiliated with Messrs. Regan and Wieland,  two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $773.

Rental Income

During the three months ended March 31, 2019 and 2018, we received rental income of $57 and $57, respectively, under an operating lease agreement with GOLDMARK Property Management.

During the three months ended March 31, 2019 and 2018, we received rental income of $14 and $14, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the three months ended March 31, 2019 and 2018, we received rental income of $13 and $12, respectively, under operating lease agreements with our Advisor.

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

The Company is currently evaluating a section of an office building property located in Fargo, North Dakota for possible impairment.  This was triggered by a partial roof collapse at the property in March 2019.  The Company has currently estimated the range of the building impairment to be between $0 and $900 based on cost per square foot.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

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

NOTE 15 – DISPOSITIONS

During the three months ended March 31, 2019,  the Company entered into a purchase agreement to sell one retail property located in Apple Valley, MN.  The property qualified for held for sale accounting treatment on or prior to March 31, 2019, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property was separately classified as held for sale in the consolidated balance sheet as of March 31, 2019. We expect to close in second or third quarter of  2019.

	March 31,	December 31,
	2019	2018
	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$560	$—
Building and improvements	1,235	—
Real estate investments	1,795	—
Less accumulated depreciation	(255)	—
Real estate investments, net	1,540	—
Lease intangible assets, less accumulated amortization of $344 in 2019	384	—
Other assets, net	189	—

Total Assets	$2,113	$—

LIABILITIES
Accrued expenses and other liabilities	$1	$—

NOTE 16 – ACQUISITIONS

The Company had no acquisitions during the three months ended March 31, 2019.

The Company closed on the following acquisitions during the three months ended March 31, 2018:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

3/1/18	Thunder Creek Apartments	Fargo, ND	Apartment complex	57 units	$4,460	(a)

(a)	Acquisition price does not include capitalized closing costs and adjustments of $119.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 and 2018 (UNAUDITED)

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

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Three Months Ended
	March 31,
	2019	2018

Land, building, tenant improvements and FF&E	$-	$4,579
Other liabilities	-	(54)
Net assets acquired	-	4,525
Equity/limited partnership unit consideration	-	(1,546)

Net cash consideration (a)	$-	$2,979

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first three months of 2019 and 2018.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first three months of 2019 and 2018.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

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

March 31, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Furthermore, in reaching an estimate of the value of the shares and limited partnership units, the Board applied a liquidity discount to one valuation scenario in order to reflect the fact that the shares and limited partnership units are not currently traded on a national securities exchange and did not consider a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party or the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the limited partnership units or common shares on a national securities exchange or a merger or sale of our portfolio.

NOTE 17 - SUBSEQUENT EVENTS

On April 15, 2019, we paid a dividend or distribution of $0.26125 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on March 31, 2019.

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

Overview

Sterling Real Estate Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 173 properties containing 9,852 apartment units and approximately 1,626,000 square feet of leasable commercial space as of March 31, 2019.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $656,271, which includes construction in progress.  Currently Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 33.75% of the operating partnership as of March 31, 2019.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of March 31, 2019, approximately 73.2% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of March 31, 2019, approximately 26.8% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders. Our trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluates the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 28, 2019, effective until March 31, 2020.  Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the three months ended March 31, 2019 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $732 or 2.5% for the three months ended March 31, 2019, compared to same three month period in 2018.
•	Declared and paid dividends aggregating $0.26125 per common share for the first three months of 2019.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

	Three months ended March 31, 2019			Three months ended March 31, 2018
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$23,434	$6,397	$29,831	$22,229	$6,870	$29,099
Real Estate Expenses
Real Estate Taxes	2,350	679	3,029	2,180	666	2,846
Property Management	3,114	209	3,323	2,914	238	3,152
Utilities	2,560	326	2,886	2,409	385	2,794
Repairs and Maintenance	4,772	585	5,357	4,088	449	4,537
Insurance	593	20	613	498	20	518
Total Real Estate Expenses	13,389	1,819	15,208	12,089	1,758	13,847
Net Operating Income	$10,045	$4,578	14,623	$10,140	$5,112	15,252
Interest			4,715			4,499
Depreciation and amortization			5,538			5,350
Administration of REIT			1,111			1,155
Other (income)/expense			(531)			(1,010)
Net Income			$3,790			$5,258

Net Income Attributed to:
Noncontrolling Interest			$2,502			$3,518
Sterling Real Estate Trust			$1,288			$1,740
Dividends per share (1)			$0.2613			$0.2544
Earnings per share			$0.1400			$0.2000
Weighted average number of common shares			9,091			8,627

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $29,831 for the three months ended March 31, 2019 increased $732 or 2.5% in comparison to the same period in 2018. Residential property revenues increased $1,205 and commercial property revenues decreased $483.

The following table illustrates changes in occupancy for the three month periods indicated:

	March 31,	March 31,
	2019	2018
Residential occupancy	93.5%	94.6%
Commercial occupancy	90.3%	95.0%

Residential revenues for the three months ended March 31, 2019 increased $1,205 in comparison to the same period for 2018.  Residential properties acquired since January 1, 2018 contributed approximately $822 to the increase in total residential revenues in the three months ended March 31, 2019. Rental income from residential properties owned for more than one year increased approximately $263 in comparison to the three months ended March 31, 2018.  Residential revenues comprised 78.6% of total revenues for the three months ended March 31, 2019 compared to 76.4% of total revenues for the three months ended March 31, 2018.  The residential occupancy rates for the three months ended March 31, 2019 decreased 1.1% primarily due to considerable multifamily development in the Fargo-Moorhead market, which has caused increased competition.

For the three months ended March 31, 2019, total commercial revenues decreased $473 in comparison to the same period for 2018.  The decrease was attributed to the sale of two properties in 2018 and increased vacancy at an office property in Bloomington, Minnesota. Commercial revenues comprised 21.4% of the total revenues for the three months ended March 31, 2019 compared to 23.6% of total revenues for the three months ended March 31, 2018. The commercial occupancy rates for the three months ended March 31, 2019 decreased 4.7% largely due to vacancy at an office property in Bloomington, Minnesota.

Expenses

Residential expenses from operations of $13,389 during the three months ended March 31, 2019 increased $1,300 or 10.8% in comparison to the same period in 2018. The increase was attributed to the increase in the number of residential properties owned during the three months ended March 31, 2019 versus the same period in 2018.  In addition, we had overall increases in repairs and maintenance of $684 or 16.7% primarily due to increased snow removal costs in Minnesota and North Dakota.

Commercial expenses from operations of $1,819 during the three months ended March 31, 2019 increased $61 or 3.5% in comparison to the same period in 2018.  The increase was attributed to additional repairs and maintenance expenses of $136 or 30.3% primarily due to increased snow removal costs in Minnesota and North Dakota, and clean up and demolition costs from a partial roof collapse on one office building in North Dakota.

Interest expense of $4,715 during the three months ended March 31, 2019 increased $216 in comparison to the same period in 2018 due to financing activity in the fourth quarter of 2018.  Interest expense was approximately 15.8% and 15.5% of rental income for the three months ended March 31, 2019 and 2018, respectively.

Depreciation and amortization expense increased 3.5% from  $5,350 for the three months ended March 31, 2018 to $5,538 for the three months ended March 31, 2019.   Depreciation and amortization expense as a percentage of rental income for the three months ended March 31, 2019 and 2018 was 18.6% and 18.4%, respectively.

REIT administration expenses decreased from $1,155 for the three months ended March 31, 2018 to $1,111 for the three months ended March 31, 2019

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

Residential NOI decreased $95 or 0.9% for the three months ended March 31, 2019 in comparison to the same three month period in 2018. Commercial NOI decreased $534 or 10.4% for the three months ended March 31, 2019 in comparison to the same three month period in 2018 due primarily to the sale of three commercial properties in second and third quarters of 2018.

Net Income

Net income for the three months ended March 31, 2019 was $3,790 compared to $5,258 for the three months ended March 31, 2018.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the three months ended March 31, 2019

There were no acquisitions or dispositions during the three months ended March 31, 2019.

Property Acquisitions and Dispositions during the three months ended March 31, 2018

We acquired one property for a total of $4,579 during the three months ended March 31, 2018. Total consideration for the acquisitions was the issuance of approximately $1,546 in limited partnership units of the operating partnership, assumed liabilities of $54 and cash of $2,979.

See Notes 15 and 16 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the three months ended March 31, 2019 and 2018.

Construction in Progress and Development Projects

Construction in progress as of March 31, 2019 consists primarily of development and planning costs associated with phase III of a multifamily apartment in Bismarck, North Dakota. Phase I and II of the Bismarck development are completed and Phase III is still in the planning and review stage.  During the three months ended March 31, 2019 and 2018, Phase I and II contributed $593 and $575 in rental revenues and had 95.6% and 92.5% economic occupancy, respectively.

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

The following tables include calculations of FFO and the reconciliations to net income, for the three months ended March 31, 2019 and 2018, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended March 31, 2019			Three months ended March 31, 2018
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,288	9,091	$0.14	$1,740	8,627	$0.20

Add back:
Noncontrolling Interest - OPU	2,532	17,860		3,537	17,532
Depreciation & Amortization from continuing operations	5,538			5,350
Pro rata share of unconsolidated affiliate depreciation & amortization	95			94
Funds from operations applicable to common shares and limited partnership units (FFO)	$9,453	26,951	$0.35	$10,721	26,159	$0.41

(1)	Please see Note 9 and Note 10 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

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

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash flows provided by operating activities	$8,280	$6,274
Net cash flows used in investing activities	$(848)	$(4,316)
Net cash flows used in financing activities	$(8,428)	$(5,498)

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

Net cash provided by operating activities was $8,280 and $6,274 for the three months ended March 31, 2019 and 2018, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the three months ended March 31, 2019 and 2018 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $848 and $4,316 for the three months ended March 31, 2019 and 2018, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the three months ended March 31, 2019 and 2018, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $1,263 and $4,561, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $8,428 for the three months ended March 31, 2019. Net cash provided by financing activities was $5,498 for the three months ended March 31, 2018. During the three months ended March 31, 2019,  we paid $5,349 in dividends and distributions, redeemed $826 of shares and units, and made mortgage principal payments of $3,150. For the three months ended March 31, 2018, we paid $5,063 in dividends and distributions, redeemed $930 of shares and units, received net proceeds of $2,964 on short-term borrowing, and made mortgage principal payments of $3,831.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2019 to March 31, 2019 totaling $2,374 or $0.26125 per share, including amounts reinvested through the dividend reinvestment plan.  During the three months ended March 31, 2019, we paid cash dividends of $818 and dividends of $1,556 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $8,280 from our cash flows from operations and $121 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Cash flows provided by operations (includes net income of $3,790 and $5,258, respectively)	$8,280	$6,274
Distributions in excess of earnings received from unconsolidated affiliates	121	93
Dividends declared	(2,374)	(2,190)
Excess	$6,027	$4,177

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the three months ended March 31, 2019, we declared quarterly distributions totaling $4,661 to holders of limited partnership units in our operating partnership, which we paid on April 15, 2019.  Distributions were paid at a rate of $0.26125 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the three months ended March 31, 2018, we declared quarterly distributions totaling $4,473 to holders of limited partnership units in our operating partnership, which we paid on April 16, 2018. Distributions were paid at a rate of $0.254375 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the three months ended March 31, 2019, we paid aggregate dividends of $2,374, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $9,453 for the three months ended March 31, 2019; therefore our management believes our distribution policy is sustainable over time. For the three months ended March 31, 2018, we paid aggregate dividends of $2,190 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $10,721 as of the three months ended March 31, 2018. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At March 31, 2019, our cash resources consisted of cash and cash equivalents totaling approximately $21,345. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $43,335, which could potentially be used as collateral to secure additional financing in future periods.

At March 31, 2019, there was no balance outstanding on the lines of credit, leaving $32,815 available and unused under the agreements.  See Note 5 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the three months ended March 31, 2019, we did not sell any common shares in a private placement. During the three months ended March 31, 2019, we issued 82,000 and 49,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $2,408.  During the three months ended March 31, 2018, we did not sell any common shares in a private placement. During the three months ended March 31, 2018, we issued 79,000 and 76,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $2,786.

During the three months ended March 31, 2019, we issued no limited partnership units in connection with the acquisition of properties.

During the three months ended March 31, 2018, we issued limited partnership units valued at approximately $1,546 in connection with the acquisitions of properties.

We believe we have sufficient available cash and access to both committed and uncommitted credit facilities as well as future securities issuances to cover our expected funds needs on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2019, most of our commercial leases require tenants to reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the three months ended March 31, 2019, inflation did not have a material impact on our revenues or net income.

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

As virtually all of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 15, 2019.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of March 31, 2019, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended March 31, 2019.

Other Sales

During the three months ended March 31, 2019, we did not issued any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2019:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2019	3,000	5,000	$18.00	1,190,000	774,000	$7,743
February 1-28, 2019	2,000	3,000	$18.00	1,192,000	777,000	$7,655
March 1-31, 2019	6,000	27,000	$18.00	1,198,000	804,000	$7,059
Total	11,000	35,000

For the three months ended March 31, 2019, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended March 31, 2019, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $35,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The redemption price for such shares and units redeemed under the plan was fixed at $17.50 per share or unit, which was increased to $18.00 effective January 1, 2019. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Shareholders’ Equity for three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:May 9, 2019

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Angie D. Stock
Angie D. Stock
Chief Accounting Officer
(Principal Financial and Accounting Officer)