Form 10-Q
period 2019-06-30
Sterling Real Estate Trust
filed 2019-08-08
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2019
Common Shares of Beneficial Interest, $0.01 par value per share	9,327,069.55

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of June 30, 2019 (UNAUDITED) and December 31, 2018

	June 30,	December 31,
	2019	2018
	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$114,240	$114,027
Building and improvements	675,218	675,308
Construction in progress	3,468	1,361
Real estate investments	792,926	790,696
Less accumulated depreciation	(137,297)	(128,112)
Real estate investments, net	655,629	662,584
Cash and cash equivalents	16,617	21,212
Restricted deposits	7,932	8,853
Investment in unconsolidated affiliates	2,641	2,691
Note receivable	1,006	—
Lease intangible assets, less accumulated amortization of $14,669 in 2019 and $13,715 in 2018	10,022	10,976
Other assets, net	7,242	8,151

Total Assets	$701,089	$714,467

LIABILITIES
Mortgage notes payable, net	$396,129	$406,017
Dividends payable	7,062	6,828
Tenant security deposits payable	4,521	4,286
Lease intangible liabilities, less accumulated amortization of $1,754 in 2019 and $1,621 in 2018	1,335	1,468
Accrued expenses and other liabilities	10,266	12,117
Total Liabilities	419,313	430,716

COMMITMENTS and CONTINGENCIES - Note 14

SHAREHOLDERS' EQUITY
Beneficial interest	100,445	97,883
Noncontrolling interest
Operating partnership	178,863	183,360
Partially owned properties	2,491	2,538
Accumulated other comprehensive loss	(23)	(30)
Total Shareholders' Equity	281,776	283,751

	$701,089	$714,467

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED June 30, 2019 and 2018 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$30,270	$27,125	$60,102	$54,614
Tenant reimbursements	—	1,521	—	3,133
	30,270	28,646	60,102	57,747
Expenses
Expenses from rental operations
Operating expenses, excluding real estate taxes	11,832	11,709	24,011	22,710
Real estate taxes	3,019	2,898	6,048	5,744
Depreciation and amortization	5,353	5,283	10,891	10,633
Interest	4,582	4,576	9,298	9,076
	24,786	24,466	50,248	48,163
Administration of REIT	971	1,089	2,082	2,243
Total expenses	25,757	25,555	52,330	50,406
Income from operations	4,513	3,091	7,772	7,341

Other income
Equity in income of unconsolidated affiliates	262	127	394	284
Other income	46	55	116	160
Gain on sale of real estate and non-real estate investments	—	1,084	—	1,084
Gain on involuntary conversion	—	620	329	1,367
	308	1,886	839	2,895
Net income	$4,821	$4,977	$8,611	$10,236
Net income attributable to noncontrolling interest:
Operating Partnership	3,191	3,376	5,723	6,912
Partially owned properties	(17)	(74)	(47)	(93)
Net income attributable to Sterling Real Estate Trust	$1,647	$1,675	$2,935	$3,417

Net income per common share, basic and diluted	$0.18	$0.19	$0.32	$0.39

Comprehensive income:
Net income	$4,821	$4,977	$8,611	$10,236
Other comprehensive gain - change in fair value of interest rate swaps	3	10	7	23
Comprehensive income	4,824	4,987	8,618	10,259
Comprehensive income attributable to noncontrolling interest	3,176	3,309	5,681	6,835
Comprehensive income attributable to Sterling Real Estate Trust	$1,648	$1,678	$2,937	$3,424

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED June 30, 2019 (UNAUDITED)

For the Three Months Ended June 30, 2019			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT MARCH 31, 2019	9,087	$124,835	$(25,827)	$99,008	$180,602	$2,508	$(26)	$282,092
Shares/units redeemed	(9)	(154)	—	(154)	(273)	—	—	(427)
Dividends declared	—	—	(2,405)	(2,405)	(4,657)	—	—	(7,062)
Dividends reinvested - stock dividend	86	1,554	—	1,554	—	—	—	1,554
Issuance of shares under optional purchase plan	42	795	—	795	—	—	—	795
Change in fair value of interest rate swaps	—	—	—	—	—	—	3	3
Net income	—	—	1,647	1,647	3,191	(17)	—	4,821
BALANCE AT JUNE 30, 2019	9,206	$127,030	$(26,585)	$100,445	$178,863	$2,491	$(23)	$281,776

For the Six Months Ended June 30, 2019			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2018	8,967	$122,624	$(24,741)	$97,883	$183,360	$2,538	$(30)	$283,751
Shares/units redeemed	(20)	(351)	—	(351)	(902)	—	—	(1,253)
Dividends declared	—	—	(4,779)	(4,779)	(9,318)	—	—	(14,097)
Dividends reinvested - stock dividend	168	3,033	—	3,033	—	—	—	3,033
Issuance of shares under optional purchase plan	91	1,724	—	1,724	—	—	—	1,724
Change in fair value of interest rate swaps	—	—	—	—	—	—	7	7
Net income	—	—	2,935	2,935	5,723	(47)	—	8,611
BALANCE AT JUNE 30, 2019	9,206	$127,030	$(26,585)	$100,445	$178,863	$2,491	$(23)	$281,776

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2019 and 2018 (UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
OPERATING ACTIVITIES
Net income	$8,611	$10,236
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate investments	—	(1,084)
Gain on involuntary conversion	(329)	(1,367)
Equity in income of unconsolidated affiliates	(394)	(284)
Distributions of earnings of unconsolidated affiliates	394	284
Allowance for uncollectible accounts receivable	200	(706)
Depreciation	9,906	9,505
Amortization	959	1,099
Amortization of debt issuance costs	310	338
Effects on operating cash flows due to changes in
Other assets	1,136	14
Tenant security deposits payable	235	5
Accrued expenses and other liabilities	(1,892)	(1,022)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,136	17,018
INVESTING ACTIVITIES
Purchase of real estate investment properties	—	(2,979)
Capital expenditures and tenant improvements	(4,005)	(4,548)
Proceeds from sale of real estate investments and non-real estate investments	—	5,200
Proceeds from involuntary conversion	1,065	330
Distributions in excess of earnings received from unconsolidated affiliates	50	124
Notes receivable issued	(1,006)	—
NET CASH USED IN INVESTING ACTIVITIES	(3,896)	(1,873)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	—	(149)
Principal payments on special assessments payable	(239)	(269)
Proceeds from issuance of mortgage notes payable and subordinated debt	—	7,064
Principal payments on mortgage notes payable	(10,160)	(8,223)
Advances on lines of credit	—	2,964
Payments on lines of credit	—	(2,964)
Proceeds from issuance of shares under optional purchase plan	1,724	2,159
Shares/units redeemed	(1,253)	(1,663)
Dividends/distributions paid	(10,828)	(10,301)
NET CASH USED IN FINANCING ACTIVITIES	(20,756)	(11,382)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(5,516)	3,763
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	30,065	20,553
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$24,549	$24,316

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$16,617	$13,809
Restricted deposits	7,932	10,507
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$24,549	$24,316

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2019 and 2018 (UNAUDITED) (Continued)

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$9,334	$9,068

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$3,033	$2,798
Dividends declared and not paid	2,405	2,217
UPREIT distributions declared and not paid	4,657	4,465
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	—	1,546
Increase in land improvements due to increase in special assessments payable	213	251
Unrealized gain on interest rate swaps	7	23
Acquisition of assets through assumption of debt and liabilities	—	54
Capitalized interest and real estate taxes related to construction in progress	23	97
Acquisition of assets with accounts payable	—	752

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of June 30, 2019 and December 31, 2018, Sterling owned approximately 34.06% and 33.41%, respectively, of the operating partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2019 and consolidated statements of operations and other comprehensive income, consolidated statement of shareholders’ equity, and consolidated statements of cash flows for the three and six months ended June 30, 2019 and 2018, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and six months ended June 30, 2019. These adjustments are of a normal recurring nature.

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

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 173 properties.  The Trust’s 125 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 48 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 73.2% residential and 26.8% commercial (based on cost) and total $655,629 in real estate investments at June 30, 2019. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.  We currently have no plans to actively market our existing commercial properties for sale.  We will consider unsolicited offers for purchase of non-multifamily properties on a case by case basis. Sterling up until June 30, 2019 has not accounted for mezzanine and storage space square footage on their commercial properties. As of June 30, 2019 this change led to an additional 36,000 square feet of commercial property.

Residential Property	Location	No. of Properties	Units
	North Dakota	105	6,160
	Minnesota	16	3,033
	Missouri	1	164
	Nebraska	3	495
		125	9,852

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	780,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	15	680,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		48	1,662,000

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

June 30, 2019 and 2018 (UNAUDITED)

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

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $418 and $503 for the three months ended June 30, 2019 and 2018, respectively and $847 and $1,043 for the six months ended June 30, 2019 and 2018, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to real estate rental income. Amortization pertaining to above market lease intangibles of $54 and $55 for the three months ended June 30, 2019 and 2018, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $66 and $70 for the three months ended June 30, 2019 and 2018, respectively, was recorded as an increase to real estate rental income.  Amortization pertaining to above market lease intangibles of $107 and $111 for the six months ended June 30, 2019 and 2018, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $133 and $140 for the six months ended June 30, 2019 and 2018, respectively, was recorded as an increase to real estate rental income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

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

Depreciation expense for the three months ended June 30, 2019 and 2018 totaled $4,893 and $4,738, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 totaled $9,906 and $9,505, respectively.

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  There were no impairment losses during the six months ended June 30, 2019 and 2018.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

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

There was one property classified as held for sale at March 31, 2019. As of June 30, 2019 the property no longer met the held for sale criteria. The change in classification did not affect the results of operations.

There were no properties classified as held for sale at June 30, 2019 or at December 31, 2018.

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

Construction in progress as of June 30, 2019 consists primarily of development and planning costs associated with the Glen Pond development in Eagan, Minnesota. The development consists of 114 units of multifamily property. Current expectations are that the project will be completed in the third or fourth quarter of calendar year 2020 and the current project budget approximates $15,598,000.

Cash, Cash Equivalents and Restricted Deposits

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents. Restricted deposits includes funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrow and escrow

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

deposits required by lenders on certain properties to be used for future building renovations or tenant improvements and potential Internal Revenue Code Section 1031 tax deferred exchanges (1031 Exchange).

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings, contributions and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the six months ended June 30, 2019 and 2018.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of June 30, 2019, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of June 30, 2019 and December 31, 2018, the unconsolidated affiliates held total assets of $22,541 and $22,954 and mortgage notes payable of $16,894 and $17,091, respectively.

The operating partnership is a 50% owner of a retail center as a tenant in common through 100% ownership in a limited liability company.  The retail center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at June 30, 2019 and December 31, 2018 of $10,375 and $10,483, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2019 and December 31, 2018 of $6,519 and $6,608, respectively. The Company is jointly and severally liable for the full mortgage balance.

Receivables

Receivables consist primarily of amounts due for rent. Accounts receivable are carried at original amounts billed less an estimate made for doubtful accounts based on a review of outstanding amounts on a quarterly basis and reflect

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

management’s best estimate of the amounts that will not be collected.  Accounts receivable are written off when collection efforts have been exhausted and they are deemed uncollectible.  Recoveries, if any, of receivables previously written off are recorded when received.  Accounts receivable are non-interest bearing and are unsecured. Notes receivable are issued periodically and are interest bearing and 100% secured by common stock. As of June 30, 2019 and December 31, 2018, management’s estimate of uncollectible accounts receivable was $778 and $578, respectively. Receivables are included in “Other assets” in the accompanying consolidated balance sheets.

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at June 30, 2019 and December 31, 2018.

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

June 30, 2019 and 2018 (UNAUDITED)

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

Federal Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code, as amended. A REIT calculates taxable income similar to other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. REIT shareholders are taxed on REIT distributions of ordinary income in generally the same manner as they are taxed on other corporate distributions.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2019 and December 31, 2018 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2015.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

We are the lessor for our residential and commercial leases and these leases will continue to be accounted for as operating leases under the new standard as described in Note 2.  Therefore, the Company did not have significant changes in the accounting for its lease revenues.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of June 30, 2019, we derived 79% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related to such items as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of June 30, 2019, we derived 21% of our revenues from commercial leases primarily under long-term lease agreements. We elected to apply the package of practical expedients for the commercial leases and these leases will continue to be accounted for as operating leases as of January 1, 2019.  Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment decreased revenue by $48 and increased revenue by $19 for the three months ended June 30, 2019 and 2018, respectively. The straight-line rent adjustment increased revenue by $55 and $70 the six months ended June 30, 2019 and 2018, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 was $3,430 and $3,374, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Upon adoption of ASU 2016-02 on January 1, 2019, we elected not to bifurcate lease contracts into lease and non-lease components, since the timing and pattern of revenue is not materially different and the non-lease component is not the primary component of the lease. Accordingly, both lease and non-lease components are presented in “Real estate rental income” beginning January 1, 2019 in our consolidated financial statements. We elected to reclass bad debt expense to real estate rental income for the three and six months ended June 30, 2018. The effect on the three and six months ended June 30, 2018 was $642 and $791, respectively. The adoption of ASU 2016-02 did not result in a material change to our recognition of real estate rental income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Lease income related to the Company’s operating leases is comprised of the following:

	Six months ended June 30, 2019
As of June 30, 2019	Residential	Commercial	Total
	(in thousands)
Lease income related to fixed lease payments	$45,874	$9,706	$55,580
Lease income related to variable lease payments	—	3,038	3,038
Other (a)	(405)	81	(324)
Lease Income (b)	$45,469	$12,825	$58,294

(a)

For the six months ended June 30, 2019, “Other” is comprised of revenue adjustments related to changes in collectibility and amortization of above and below market lease intangibles and lease inducements.

(b)	Excludes other rental income for the six months ended June 30, 2019 of $1,808, which is accounted for under the revenue recognition standard.

	Three months ended June 30, 2019
As of June 30, 2019	Residential	Commercial	Total
	(in thousands)
Lease income related to fixed lease payments	$23,077	$4,929	$28,006
Lease income related to variable lease payments	—	1,551	1,551
Other (a)	(188)	(35)	(223)
Lease Income (b)	$22,889	$6,445	$29,334

(a)

For the three months ended June 30, 2019, “Other” is comprised of revenue adjustments related to changes in collectibility and amortization of above and below market lease intangibles and lease inducements.

(b)	Excludes other rental income for the three months ended June 30, 2019 of $936, which is accounted for under the revenue recognition standard.

As of June 30, 2019, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2019 (July 1, 2019 to December 31, 2019)	$9,183
2020	17,353
2021	14,171
2022	10,800
2023	9,087
Thereafter	51,610
$112,204

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of June 30, 2019 and 2018, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended June 30, 2019 and 2018, Sterling’s denominators for the basic and diluted earnings per common share were approximately 9,209,000 and 8,720,000, respectively. For the six months ended June 30, 2019 and 2018,

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Sterling’s denominators for the basic and diluted earnings per common share were approximately 9,151,000 and 8,674,000, respectively.

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

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six months ended June 30, 2019 and 2018, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended June 30, 2019			Three months ended June 30, 2018

	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$23,822	$6,448	$30,270	$22,014	$6,632	$28,646
Expenses from rental operations	12,995	1,856	14,851	12,756	1,851	14,607
Net operating income	$10,827	$4,592	$15,419	$9,258	$4,781	$14,039
Depreciation and amortization			5,353			5,283
Interest			4,582			4,576
Administration of REIT			971			1,089
Other (income)/expense			(308)			(1,886)
Net income			$4,821			$4,977

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$47,258	$12,844	$60,102	$44,244	$13,503	$57,747
Expenses from rental operations	26,384	3,675	30,059	24,845	3,609	28,454
Net operating income	$20,874	$9,169	$30,043	$19,399	$9,894	$29,293
Depreciation and amortization			10,891			10,633
Interest			9,298			9,076
Administration of REIT			2,082			2,243
Other (income)/expense			(839)			(2,895)
Net income			$8,611			$10,236

Segment Assets and Accumulated Depreciation

As of June 30, 2019	Residential	Commercial	Total
	(in thousands)
Real estate investments	$598,060	$194,866	$792,926
Accumulated depreciation	(97,321)	(39,976)	(137,297)
	$500,739	$154,890	655,629
Cash and cash equivalents			16,617
Restricted deposits and funded reserves			7,932
Investment in unconsolidated affiliates			2,641
Other assets			8,248
Intangible assets, less accumulated amortization			10,022
Total Assets			$701,089

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2018	Residential	Commercial	Total
	(in thousands)
Real estate investments	$595,006	$195,690	$790,696
Accumulated depreciation	(90,143)	(37,969)	(128,112)
	$504,863	$157,721	662,584
Cash and cash equivalents			21,212
Restricted deposits and funded reserves			8,853
Investment in unconsolidated affiliates			2,691
Other assets			8,151
Intangible assets, less accumulated amortization			10,976
Total Assets			$714,467

NOTE 4 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2019	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,480	$(13,269)	$8,211
Above-market leases	3,211	(1,400)	1,811
	$24,691	$(14,669)	$10,022
Lease Intangible Liabilities
Below-market leases	$(3,089)	$1,754	$(1,335)

	Lease	Accumulated	Lease
As of December 31, 2018	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,480	$(12,422)	$9,058
Above-market leases	3,211	(1,293)	1,918
	$24,691	$(13,715)	$10,976
Lease Intangible Liabilities
Below-market leases	$(3,089)	$1,621	$(1,468)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2019 (July 1, 2019 to December 31, 2019)	$889	$128
2020	1,456	213
2021	1,163	184
2022	1,028	164
2023	891	151
Thereafter	4,595	495
	$10,022	$1,335

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of June 30, 2019 was 6.7 years.

NOTE 5 – LINES OF CREDIT

We have a $18,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2021; a $6,315 variable rate (prime rate less 0.5%)  line of credit agreement with Bremer Bank, which expires in November 2019; a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022; and a $3,200 variable rate (LIBOR plus 2.04%)  line of credit agreement with Bank of the West, which expires November 2020. The lines of credit are secured by properties in Duluth, Edina, Moorhead and St. Cloud, Minnesota; and Bismarck, Dickinson, Grand Forks and Fargo, North Dakota. At June 30, 2019, there was no balance outstanding on the lines of credit, leaving $32,815 available and unused under the agreements.

Certain line of credit agreements includes covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios on an annual and semi-annaul basis.  As of December 31, 2018,  three residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  As of June 30, 2019 and December 31, 2018, the pooled property debt yield was out of compliance with Wells Fargo’s requirement.  Annual and semi-annual waivers were received from the lenders.

NOTE 6 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	June 30,	December 31,
	2019	2018
	(in thousands)
Fixed rate mortgage notes payable (a)	$398,179	$408,339
Less unamortized debt issuance costs	2,050	2,322
	$396,129	$406,017

(a)	Includes $840 and $865 of variable rate mortgage debt that was swapped to a fixed rate at June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, we had 124 mortgage loans with effective interest rates ranging from 3.54% to 7.25% per annum and a weighted average effective interest rate of 4.40% per annum.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of December 31, 2018, nine loans on residential properties were out of compliance with annual loan covenants due to various unit renovation and parking lot repair and maintenance costs and increased vacancies in the North Dakota markets.  The loans were secured by properties located in Bismarck, Fargo and Grand Forks, North Dakota with a total outstanding balance of $13,128 at December 31, 2018. Annual waivers have been received from the lenders.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2019 (July 1, 2019 to December 31, 2019)	$14,838
2020	28,616
2021	46,541
2022	31,788
2023	48,046
Thereafter	228,350
Total payments	$398,179

NOTE 7 – HEDGING ACTIVITIES

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

The carrying amount of the swap has been adjusted to its fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to accumulated comprehensive income. As of June 30, 2019 and December 31, 2018, we recorded a liability and other accumulated comprehensive loss of $23 and $30, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2019		December 31, 2018
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable, net	$396,129	$407,370	$406,017	$400,192
Fair value of interest rate swaps	$23	$23	$30	$30

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2019
Fair value of interest rate swaps	$—	$23	$—	$23
December 31, 2018
Fair value of interest rate swaps	$—	$30	$—	$30

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

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 7.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2019
Mortgage notes payable, net	$—	$—	$407,370	$407,370
December 31, 2018
Mortgage notes payable, net	$—	$—	$400,192	$400,192

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 4.00% to 4.10% and from 4.82% to 4.83% at June 30, 2019 and December 31, 2018, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of June 30, 2019 and December 31, 2018. The Company’s mortgage notes payable are further described in Note 6.

NOTE 9 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of June 30, 2019 and December 31, 2018, outstanding limited partnership units totaled 17,826,000 and 17,876,000 respectively. For the three months ended June 30, 2019 and 2018, the operating partnership declared distributions of $4,657 and $4,465 respectively, to limited partners which were paid on July 15, 2019 and July 16, 2018, respectively.  Distributions per unit were $0.52250 and $0.508750 during the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019 and 2018 there were no limited partnership units exchanged for common shares pursuant to redemption requests.

At the sole and absolute discretion of the limited partnership, and so long as our redemption plans exist, and applicable holding periods are met, Limited Partners may request the operating partnership redeem their limited partnership units.  The operating partnership may choose to offer the Limited Partner: (i) cash for the redemption or, at the request of the Limited Partner, (2) offer shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share (the “Exchange Request”).  The Exchange Request shall be exercised pursuant to a Notice of Exchange.  If

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

the issuance of Sterling common shares pursuant to an Exchange Request will cause the shareholder to exceed the ownership limitations, among other reasons, payment will be made to the Limited Partner in cash.  No Limited Partner may exercise an Exchange Request more than twice during any calendar year, and Exchange Requests may not be made for less than 1,000 limited partnership units.  If a Limited Partner owns fewer than 1,000 limited partnership units, all of the limited partnership units held by the Limited Partner must be exchanged pursuant to the Exchange Request.

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

During the six months ended June 30, 2019 and 2018, the Company redeemed 20,000 and 49,000 common shares valued at $351 and $858.  In addition, during the six months ended June 30, 2019 and 2018, the Company redeemed 50,000 and 46,000 units valued at $902 and $805.

NOTE 11 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of June 30, 2019 and December 31, 2018, there were 9,206,000 and 8,967,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.52250 per share and $0.508750 per share for the six months ended June 30, 2019 and 2018, respectively.

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

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

additional optional cash purchases, as determined by our Board of Trustees. In addition, eligible shareholders may not in any calendar year purchase or receive via transfer more than $40 additional optional cash purchases of Common Shares.

The estimated value per common share was $19.00 and $18.50 at June 30, 2019 and December 31, 2018, respectively. See discussion of determination of estimated value in Note 16.

Therefore, the purchase price per common share for dividend reinvestments was $18.05 and $17.58 and for additional optional cash purchases was $19.00 and $18.50 at June 30, 2019 and December 31, 2018, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten-day notice to participants.

In the six months ended June 30, 2019,  168,000 shares were issued pursuant to dividend reinvestments and 91,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the six months ended June 30, 2018,  159,000 shares were issued pursuant to dividend reinvestments and 117,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 13 – RELATED PARTY TRANSACTIONS

Property Management Fees

During the six months ended June 30, 2019 and 2018, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed by GOLDMARK. GOLDMARK Property Management is owned in part by Kenneth Regan, James Wieland and Joel Thomsen. For the six months ended June 30, 2019 and 2018, we paid management fees of $6,313 and $6,409, respectively, to GOLDMARK Property Management.  In addition, during the six months ended June 30, 2019 and 2018, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $3,118 and $2,581, respectively.

Board of Trustee Fees

We incurred Trustee fees of  $29 and  $34 during the six months ended June 30, 2019 and 2018, respectively.  As of June 30, 2019, and December 31, 2018 we owed our Trustees  $63 and  $34 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

June 30, 2019 and 2018 (UNAUDITED)

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

During the six months ended June 30, 2019 and 2018, we incurred advisory management fees of $1,496 and $1,440 with Sterling Management, LLC, our Advisor. As of June 30, 2019 and December 31, 2018, we owed our Advisor $498 and $242, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.  During the six months ended June 30, 2019 and 2018, we reimbursed the Advisor for operating costs totaling $22 and $15, respectively.  There were no unpaid reimbursable operating costs owed to our Advisor as of June 30, 2019 or December 31, 2018.

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

During the six months ended June 30, 2019 there were no acquisition fees incurred with our Advisor.  During the six months ended June 30, 2018 we incurred acquisition fees of $114 with our Advisor.  There were no acquisition fees owed to our Advisor as of June 30, 2019. As of December 31, 2018, we owed our Advisor $32 for unpaid acquisition fees.

Disposition Fee: For its services in the effort to sell any investment for us, the Advisor receives a disposition fee of 2.5% of the sales price of each property disposition, capped at $375 per disposition.

During the six months ended June 30, 2019 there were no disposition fees incurred with our Advisor.  During the six months ended June 30, 2018,  we incurred $130 in disposition fees with our Advisor. See Note 15. There were no disposition fees owed to our Advisor as of June 30, 2019 or December 31, 2018.

Financing Fee:  0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility. The finance fee shall be capped at $38 per loan, refinance, line of credit or other credit facility.

During the six months ended June 30, 2019 there were no financing fees incurred with our Advisor for loan financing and refinancing activities. During the six months ended June 30, 2018, we incurred financing fees of  $25 with our Advisor. There were no financing fees owed to our Advisor as of June 30, 2019.  As of December 31, 2018, we owed our Advisor $8 for unpaid financing fees.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019 and 2018 (UNAUDITED)

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

TC = Total Project Cost

During the six months ended June 30, 2019 and 2018, there were no development fees incurred with our Advisor. As of both June 30, 2019, and December 31, 2018, we owed our Advisor a total of $104 for unpaid development fees, of which the entire amount was for unpaid development fees as part of a 10% hold back with respect to the Stonefield development project, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the six months ended June 30, 2019,  there were no operating partnership units issued directly or indirectly, to affiliated entities.

During the six months ended June 30, 2018, we issued directly or indirectly 42,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $773.

Rental Income

During the six months ended June 30, 2019 and 2018, we received rental income of $25 and $25, respectively, under an operating lease agreement with our Advisor.

During the six months ended June 30, 2019 and 2018, we received rental income of $28 and $27, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the six months ended June 30, 2019 and 2018, we received rental income of $115 and $115, respectively, under operating lease agreements with GOLDMARK Property Management.

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

June 30, 2019 and 2018 (UNAUDITED)

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

NOTE 15 – DISPOSITIONS

During the six months ended June 30, 2019, the operating partnership did not dispose of any properties. During the six months ended June 30, 2018, the operating partnership sold one property. We sold an industrial property located in Redwood Falls, Minnesota for $5,200 and recognized a gain of $1,084 in April 2018.

NOTE 16 – ACQUISITIONS

The Company had no acquisitions during the six months ended June 30, 2019 The Company closed on the following acquisitions during the six months ended June 30, 2018:

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

June 30, 2019 and 2018 (UNAUDITED)

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

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first six months of 2019 and 2018.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first six months of 2019 and 2018.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

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

June 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 17 - SUBSEQUENT EVENTS

On July 15, 2019, we paid a dividend or distribution of $0.26125 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on June 28, 2019.

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

Overview

Sterling Real Estate Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 173 properties containing 9,852 apartment units and approximately 1,662,000 square feet of leasable commercial space as of June 30, 2019.

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 34.06% of the operating partnership as of June 30, 2019.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

Operating Partnership

Our operating partnership, Sterling Properties, LLLP, was formed as a North Dakota limited liability limited partnership April 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of multifamily and commercial properties located principally in the upper and central Midwest United States.

As of June 30, 2019, approximately 73.2% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of June 30, 2019, approximately 26.8% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 173 properties containing 9,852 apartment units and approximately 1,662,000 square feet of leasable commercial space as of June 30, 2019.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $655,629, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders. Our trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluates the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 28, 2019, effective April 1, 2019 until March 31, 2020.  Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent.

Our Advisor

Our external Advisor is Sterling Management, LLC, a North Dakota limited liability company formed in November 2002. Our Advisor, with an office in Fargo, North Dakota, is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six months ended June 30, 2019 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $2,355 or 4.1% for the six months ended June 30, 2019, compared to same six month period in 2018.
•	Declared and paid dividends aggregating $0.52250 per common share for the six months ended June 30, 2019.

Results of Operations for the Three Months Ended June 30, 2019 and 2018

	Three months ended June 30, 2019			Three months ended June 30, 2018
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$23,822	$6,448	$30,270	$22,014	$6,632	$28,646
Real Estate Expenses
Real Estate Taxes	2,308	711	3,019	2,194	704	2,898
Property Management	3,171	286	3,457	3,058	198	3,256
Utilities	1,978	261	2,239	1,859	351	2,210
Repairs and Maintenance	4,989	578	5,567	5,083	574	5,657
Insurance	549	20	569	562	24	586
Total Real Estate Expenses	12,995	1,856	14,851	12,756	1,851	14,607
Net Operating Income	$10,827	$4,592	15,419	$9,258	$4,781	14,039
Interest			4,582			4,576
Depreciation and amortization			5,353			5,283
Administration of REIT			971			1,089
Other (income)/expense			(308)			(1,886)
Net Income			$4,821			$4,977

Net Income Attributed to:
Noncontrolling Interest			$3,174			$3,302
Sterling Real Estate Trust			$1,647			$1,675
Dividends per share (1)			$0.2613			$0.2544
Earnings per share			$0.18			$0.19
Weighted average number of common shares			9,209			8,720

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $30,270 for the three months ended June 30, 2019 increased $1,624 or 5.7% in comparison to the same period in 2018. Residential property revenues increased $1,808 and commercial property revenues decreased $184.

The following table illustrates changes in occupancy for the three month periods indicated:

	June 30,	June 30,
	2019	2018
Residential occupancy	94.1%	94.0%
Commercial occupancy	88.4%	92.1%

Residential revenues for the three months ended June 30, 2019 increased $1,808 in comparison to the same period for 2018.  Residential properties acquired since January 1, 2018 contributed approximately $747 to the increase in total residential revenues in the three months ended June 30, 2019.  Rental income from residential properties owned for more than one year increased approximately $432 in comparison to the three months ended June 30, 2018.  Residential revenues comprised 78.7% of total revenues for the three months ended June 30, 2019 compared to 76.8% of total revenues for the three months ended June 30, 2018.  The residential occupancy rates for the three months ended June 30, 2019 increased 0.1% primarily due to marketing strategies to increase unit rentals, as well as acquisitions occurring in late 2018.

For the three months ended June 30, 2019 total commercial revenues decreased $184 in comparison to the same period for 2018.  The decrease was attributed to the sales of an industrial property in Redwood Falls, Minnesota and a retail property in Austin, Texas, as well as recognizing rental incentives on an office property located in Fargo, North Dakota. Commercial revenues comprised 21.3% of the total revenues for the three months ended June 30, 2019 compared to 23.2%

of total revenues for the three months ended June 30, 2018.  The commercial occupancy rates for the three months ended June 30, 2019 decreased 3.7% primarily due to vacant office buildings located in both Waite Park, Minnesota and Fargo, North Dakota.

Expenses

Residential expenses from operations of $12,995 during the three months ended June 30, 2019 increased $239 or 1.9% in comparison to the same period in 2018. The increase was attributed to an increase in utilities expense of $119 or 6.4%, as well as increased real estate tax expense. Real estate taxes increased $114 or 5.2% due to acquisitions of properties occurring in late 2018.  Actual property management fees remain unchanged and continue to approximate 5% of net collected rents; however, other property management related expenses have increased due to increased competition for labor.

Commercial expenses from operations of $1,856 during the three months ended June 30, 2019 increased $5 or 0.3% in comparison to the same period in 2018.  The expenses remain consistent with the prior period.

Interest expense of $4,582 during the three months ended June 30, 2019 increased $6 in comparison to the same period in 2018.   Interest expense was approximately 15.1% and 16.0% of rental income for the three months ended June 30, 2019 and 2018,  respectively.

Depreciation and amortization expense increased 1.3% from $5,283 for the three months ended June 30, 2018 to $5,353 for the three months ended June 30, 2019. The increase is primarily due to normal increases in monthly amortization expense.  Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets.

REIT administration expenses decreased from $1,089 for the three months ended June 30, 2018 to $971 for the three months ended June 30, 2019 due to disposition fees recorded in 2018. As of December 31, 2018, all disposition fees are netted with gain or loss on sale of real estate investments.

Net Operating Income

We measure the performance of our segments based on net operating income (“NOI”), which we define as total revenue from rental operations less expenses from rental operations and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments). We believe that NOI is an important supplemental measure of operating performance for a REIT because it provides a measure of core operations unaffected by depreciation, amortization, financing, and administration expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for non-controlling interests and shareholders of the Trust or cash flow from operating activities as a measure of financial performance. See Note 3 for NOI performance by segment.

Net Income

Net income for the three months ended June 30, 2019 was $4,821 compared to $4,977 for the three months ended June 30, 2018.  The decrease noted in Net Income is primarily attributed to the one-time activity in the prior period that did not occur in the current period.  During the Q2 2018, we recognized a gain on involuntary conversion of $1,886 compared to $308 in Q2 2019.  Q2 2019 has seen increased income from operations of $1,422 which has offset the one time activity from Q2 2018.

Results of Operations for the Six Months Ended June 30, 2019

	Six months ended June 30, 2019			Six months ended June 30, 2018
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$47,258	$12,844	$60,102	$44,244	$13,503	$57,747
Real Estate Expenses
Real Estate Taxes	4,658	1,390	6,048	4,374	1,370	5,744
Property Management	6,286	496	6,782	5,973	436	6,409
Utilities	4,538	587	5,125	4,268	736	5,004
Repairs and Maintenance	9,761	1,162	10,923	9,172	1,022	10,194
Insurance	1,141	40	1,181	1,058	45	1,103
Total Real Estate Expenses	26,384	3,675	30,059	24,845	3,609	28,454
Net Operating Income	$20,874	$9,169	30,043	$19,399	$9,894	29,293
Interest			9,298			9,076
Depreciation and amortization			10,891			10,633
Administration of REIT			2,082			2,243
Other (income)/expense			(839)			(2,895)
Net Income			$8,611			$10,236

Net Income Attributed to:
Noncontrolling Interest			$5,676			$6,819
Sterling Real Estate Trust			$2,935			$3,417
Dividends per share (1)			$0.5225			$0.5088
Earnings per share			$0.3200			$0.3900
Weighted average number of common shares			9,151			8,674

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $60,102 for the six months ended June 30, 2019 increased $2,355 or 4.1% in comparison to the same period in 2018. Residential property revenues increased $3,014 and commercial property revenues decreased $659.

The following table illustrates changes in occupancy for the six month periods indicated:

	June 30,	June 30,
	2019	2018
Residential occupancy	93.8%	94.1%
Commercial occupancy	88.4%	92.1%

Residential revenues for the six months ended June 30, 2019 increased $3,014 in comparison to the same period for 2018.  Residential properties acquired since January 1, 2018 contributed approximately $1,568 to the increase in total residential revenues in the six months ended June 30, 2019. The remaining increase is due to improved collection efforts in regards to outstanding receivables, decreasing bad debt expense and increase collections on balances written off. Income related to Ratio Utility Billing System (RUBS) income in our Minneapolis market also contributed to the overall residential income increase. Residential revenues comprised 78.6% of total revenues for the six months ended June 30, 2019 compared to 76.6% of total revenues for the six months ended June 30, 2018.  Residential occupancy year-over-year has decreased 0.31% due to increased competition from development of new properties in a mature real estate market.

For the six months ended June 30, 2019, total commercial revenues decreased $659 in comparison to the same period for 2018. The decrease was primarily attributable to the sale of three commercial properties in 2018, as well as rental incentives recorded in 2019 for an office building in Fargo, North Dakota. Commercial revenues comprised 21.4%

of the total revenues for the six months ended June 30, 2019 compared to 23.4% of total revenues for the six months ended June 30, 2018.  Commercial occupancy year-over-year decreased 3.7% primarily due to vacant office buildings located in both Waite Park, Minnesota and Fargo, North Dakota.

Expenses

Residential expenses from operations of $26,384 during the six months ended June 30, 2019 increased $1,539 or 6.2% in comparison to the same period in 2018. The increase was primarily due to increased real estate taxes of $284 or 6.4% due to increased real estate tax estimates in 2019 as well as acquisitions occurring in late 2018. Utilities and repairs and maintenance expense increases also contributed to the increase due to utility rate increases and performing upgrades to residential units prior to re-leasing. In addition, we experienced increases in property management fees of $99 or 4.5%. Actual property management fees remain unchanged and continue to approximate 5% of net collected rents; however, other property management related expenses have increased due to increased competition for labor.

Commercial expenses from operations of $3,675 during the six months ended June 30, 2019 increased $66 or 1.8% in comparison to the same period in 2018.   The increase in commercial expenses related to demolition work incurred on an office property in Fargo, North Dakota as the result of a roof collapse.

Interest expense of $9,298 during the six months ended June 30, 2019 increased $222 in comparison to the same period in 2018 due to an increase in interest expense related to mortgage interest incurred on our acquired properties in the third and forth quarters of 2018. Interest expense was approximately 15.5% and 15.7% of rental income for the six months ended June 30, 2019 and 2018, respectively.

Depreciation and amortization expense increased 2.4% from $10,633 for the six months ended June 30, 2018 to $10,891 for the six months ended June 30, 2019. The $258 increase was primarily a result of increases in depreciation and amortization expenses attributed to acquisitions in the third and fourth quarters of 2018.  Amortization expense will generally continue to decrease as lease intangibles become fully amortized except when acquisitions occur.   Depreciation and amortization expense as a percentage of rental income for the six months ended June 30, 2019 and 2018 was relatively consistent at 18.1% and 18.4%, respectively.

Other income decreased 71.0% from $2,895 for the six months ended June 30, 2018 to $839 for the six months ended June 30, 2019.  The decrease was primarily attributed to one-time activity in the prior period that did not occur in the current period. During the six months ended June 30, 2018 we recognized a gain on involuntary conversion of $1,370 and a gain on sale of real estate investments of $1,084.

REIT administration expenses decreased from $2,243 for the six months ended June 30, 2018 to $2,082 for the six months ended June 30, 2019 due to disposition fees recognized during the six month period ending June 30, 2018 of $148.

Net Operating Income

We measure the performance of our segments based on net operating income (“NOI”), which we define as total revenue from rental operations less expenses from rental operations and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments). We believe that NOI is an important supplemental measure of operating performance for a REIT because it provides a measure of core operations unaffected by depreciation, amortization, financing, and administration expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for non-controlling interests and shareholders of the Trust or cash flow from operating activities as a measure of financial performance. See Note 3 for NOI performance by segment.

Net Income

Net income for the six months ended June 30, 2019 was $8,611 compared to $10,236 for the six months ended June 30, 2018.  During the six months ended June 30, 2018,  the Company recognized one-time gains in other income totaling $2,454, as discussed above, which resulted in higher net income in the prior period than the current period.

Property Acquisitions and Dispositions

See Notes 15 and 16 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the six months ended June 30, 2019 and 2018.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and six months ended June 30, 2019 and 2018, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2019			Three months ended June 30, 2018
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,647	9,209	$0.18	$1,675	8,720	$0.19

Add back:
Noncontrolling Interest - OPU	3,191	17,830		3,376	17,567
Depreciation & Amortization from continuing operations	5,353			5,283
Pro rata share of unconsolidated affiliate depreciation & amortization	95			94
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—			(1,084)
Funds from operations applicable to common shares and limited partnership units (FFO)	$10,286	27,039	$0.38	$9,344	26,287	$0.36

(1)	Please see Note 9 and Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

	Six months ended June 30, 2019			Six months ended June 30, 2018
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,935	9,151	$0.32	$3,417	8,674	$0.39

Add back:
Noncontrolling Interest - OPU	5,723	17,845		6,912	17,550
Depreciation & Amortization from continuing operations	10,891			10,633
Pro rata share of unconsolidated affiliate depreciation & amortization	189			188
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—			(1,084)
Funds from operations applicable to common shares and limited partnership units (FFO)	$19,738	26,996	$0.73	$20,066	26,224	$0.77

(1)	Please see Note 9 and Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

FFO was impacted by the gain on involuntary conversion during the six months ended June 30, 2019 and 2018. The impact on FFO was $0.0122 and $0.0521 per share, respectively. FFO was impacted by the gain on involuntary conversion during the three months ended June 30, 2018, the impact on FFO was $0.0236 per share. FFO was not impacted by gain on involuntary conversion during the three months ended June 30, 2019.

Liquidity and Capital Resources

Our principal demands for funds will be for the (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends/distributions (iv) payment of principal and interest on current and any future outstanding indebtedness, and (v) redemptions of our securities under our redemption plans. Additionally, demands for funds over the next 6 fiscal quarters, will be for the development and planning costs associated with the 114 unit development at the Glen Pond property located in Eagan, Minnesota. Total projected costs for the development is $15,598,000.  Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and any repurchase requests to our shareholders and the unit holders of our operating partnership from cash flow from operations; however, we may use other sources to fund dividends/distributions and repurchases, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from cash flow from operations, net proceeds of share offerings and debt proceeds.

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

Lease Expirations and Occupancy

No significant leases are scheduled to expire or renew in the next twelve months.  The Advisor, with the assistance of our commercial property managers, actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term. In the cases where commercial tenants elect not to renew, we may seek replacement tenants or try to sell the property.

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

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash flows provided by operating activities	$19,136	$17,018
Net cash flows used in investing activities	$(3,896)	$(1,873)
Net cash flows used in financing activities	$(20,756)	$(11,382)

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

Net cash provided by operating activities was $19,136 and $17,018 for the six months ended June 30, 2019 and 2018, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the six months ended June 30, 2019 and 2018 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $3,896 and $1,873 for the six months ended June 30, 2019 and 2018, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the six months ended June 30, 2019 and 2018, cash flows used in investing activities related primarily to the acquisition of properties and capital expenditures was $4,005 and $7,527, respectively.  In addition, during the six months ended June 30, 2019, a $1,300 revolving line of credit was made to an unrelated third party, which loan bears an interest rate of 7.5% on the outstanding balance.  In addition, during the six months ended June 30, 2019 and 2018, proceeds of $1,065 and $330 were received from involuntary conversions.  During the six months ended June 30, 2018, proceeds of $5,200 were generated from the sale of one commercial property.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $20,756 and $11,382 for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019,  we paid $10,828 in dividends and distributions, redeemed $1,253 of shares and units, received no proceeds from new mortgage notes payable, and made mortgage principal payments of $10,160. For the six months ended June 30, 2018, we paid $10,301 in dividends and distributions, redeemed $1,663 of shares and units, received proceeds from new mortgage notes payable of $7,064, and made mortgage principal payments of $8,223.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2019 to June 30, 2019 totaling $4,779 or $0.52250 per share, including amounts reinvested through the dividend reinvestment plan.  During the six months ended June 30, 2019, we paid cash dividends of $1,665 and dividends of $3,114 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $19,136 from our cash flows from operations and $50 provided by distributions from unconsolidated affiliates.

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

We continue to provide cash dividends to our shareholders from cash generated by our operations.  The following chart summarizes the sources of our cash used to pay dividends.  Our primary source of cash is cash flow provided by operating activities from our investments as presented in our cash flow statement.  We also include distributions from unconsolidated affiliates to the extent that the underlying real estate operations in these entities generate cash flow and the gain on sale of properties relates to net profits from the sale of certain properties.  Our presentation is not intended to be an alternative to our consolidated statement of cash flows and does not present all sources and uses of our cash.

The following table presents certain information regarding our dividend coverage:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Cash flows provided by operations (includes net income of $8,611 and $10,236, respectively)	$19,136	$17,018
Distributions in excess of earnings received from unconsolidated affiliates	50	124
Gain (Loss) on sales of real estate and non-real estate investments	—	1,084
Dividends declared	(4,779)	(4,407)
Excess	$14,407	$13,819

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2019, we declared quarterly distributions totaling $9,318 to holders of limited partnership units in our operating partnership, which we paid on April 15 and July 15, 2019.  Distributions were paid at a rate of $0.261250 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the six months ended June 30, 2018, we declared quarterly distributions totaling $8,938 to holders of limited partnership units in our operating partnership, which we paid on April 16 and July 16, 2018. Distributions were paid at a rate of $0.254375 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the six months ended June 30, 2019, we declared aggregate dividends of $4,779, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $19,738;  therefore, our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2018, we declared aggregate dividends of $4,407 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $20,066 as of the six months ended June 30, 2018. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At June 30, 2019, our cash resources consisted of cash and cash equivalents totaling approximately $16,617. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $43,335, which could potentially be used as collateral to secure additional financing in future periods.

At June 30, 2019, there was no balance outstanding on our lines of credit, leaving $32,815 available and unused under the agreements.  See Note 5 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the six months ended June 30, 2019, we did not sell any common shares in a private placement. During the six months ended June 30, 2019, we issued 168,000 and 91,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $4,757.  During the six months ended June 30, 2018, we did not sell any common shares in a private placement.  During the six months ended June 30, 2018, we issued 159,000 and 117,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $4,957.

During the six months ended June 30, 2019, no partnership units were issued in relation to property acquisitions.

During the six months ended June 30, 2018, we issued limited partnership units valued at approximately $1,546 in connection with the acquisition of of one property.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2019, most of our commercial leases require tenants to pay directly or reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the six months ended June 30, 2019, inflation did not have a material impact on our revenues or net income.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended June 30, 2019.

Other Sales

During the three months ended June 30, 2019, we did not issue any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended June 30, 2019:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
April 1-30, 2019	3,000	5,000	$18.00	1,201,000	809,000	$6,905
May 1-31, 2019	2,000	8,000	$18.00	1,203,000	817,000	$6,728
June 1-30, 2019	3,000	3,000	$18.00	1,206,000	820,000	$6,632
Total	8,000	16,000

For the three months ended June 30, 2019, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended June 30, 2019, all common shares and units redeemed were redeemed as part of the publicly announced plans.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2019; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 8, 2019

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Erica J. Chaffee
Erica J. Chaffee
Chief Financial Officer
(Principal Financial and Accounting Officer)