Form 10-Q
period 2019-09-30
Sterling Real Estate Trust
filed 2019-11-08
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

(Former name, former address and formal fiscal year, if changed since last report) N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, par value $0.01 per share	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitte

d electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2019
Common Shares of Beneficial Interest, $0.01 par value per share	9,448,754.77

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, 2019 (UNAUDITED) and December 31, 2018

	September 30,	December 31,
	2019	2018
	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$114,240	$114,027
Building and improvements	675,193	675,308
Construction in progress	7,044	1,361
Real estate investments	796,477	790,696
Less accumulated depreciation	(141,730)	(128,112)
Real estate investments, net	654,747	662,584
Cash and cash equivalents	13,685	21,212
Restricted deposits	8,415	8,853
Investment in unconsolidated affiliates	4,046	2,691
Note receivable	1,106	—
Lease intangible assets, less accumulated amortization of $15,124 in 2019 and $13,715 in 2018	9,567	10,976
Other assets, net	6,452	8,151

Total Assets	$698,018	$714,467

LIABILITIES
Mortgage notes payable, net	$390,092	$406,017
Dividends payable	7,090	6,828
Tenant security deposits payable	4,436	4,286
Lease intangible liabilities, less accumulated amortization of $1,819 in 2019 and $1,621 in 2018	1,269	1,468
Accrued expenses and other liabilities	14,983	12,117
Total Liabilities	417,870	430,716

COMMITMENTS and CONTINGENCIES - Note 14

SHAREHOLDERS' EQUITY
Beneficial interest	101,314	97,883
Noncontrolling interest
Operating partnership	176,413	183,360
Partially owned properties	2,437	2,538
Accumulated other comprehensive loss	(16)	(30)
Total Shareholders' Equity	280,148	283,751

	$698,018	$714,467

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED September 30, 2019 and 2018 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$30,173	$27,591	$90,275	$82,205
Tenant reimbursements	—	1,464	—	4,597
	30,173	29,055	90,275	86,802
Expenses
Expenses from rental operations
Operating expenses, excluding real estate taxes	12,344	11,311	36,355	34,022
Real estate taxes	3,036	2,889	9,084	8,633
Depreciation and amortization	5,322	5,274	16,213	15,907
Interest	4,521	4,557	13,819	13,632
	25,223	24,031	75,471	72,194
Administration of REIT	969	1,460	3,051	3,703
Total expenses	26,192	25,491	78,522	75,897
Income from operations	3,981	3,564	11,753	10,905

Other income
Equity in income of unconsolidated affiliates	235	161	629	445
Other income	70	45	186	206
Gain on sale of real estate and non-real estate investments	—	3,214	—	4,298
(Loss)/gain on involuntary conversion	(816)	100	(487)	1,467
	(511)	3,520	328	6,416
Net income	$3,470	$7,084	$12,081	$17,321
Net income attributable to noncontrolling interest:
Operating Partnership	2,312	4,739	8,034	11,651
Partially owned properties	(55)	(34)	(101)	(127)
Net income attributable to Sterling Real Estate Trust	$1,213	$2,379	$4,148	$5,797

Net income per common share, basic and diluted	$0.13	$0.27	$0.45	$0.66

Comprehensive income:
Net income	$3,470	$7,084	$12,081	$17,321
Other comprehensive gain - change in fair value of interest rate swaps	6	8	14	32
Comprehensive income	3,476	7,092	12,095	17,353
Comprehensive income attributable to noncontrolling interest	2,261	4,710	7,942	11,546
Comprehensive income attributable to Sterling Real Estate Trust	$1,215	$2,382	$4,153	$5,807

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED September 30, 2019 and 2018 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2018	8,967	$ 122,624	$ (24,741)	$ 97,883	$ 183,360	$ 2,538	$ (30)	$ 283,751
Shares/units redeemed	(11)	(197)	-	(197)	(629)	-	-	(826)
Dividends declared	-	-	(2,374)	(2,374)	(4,661)	-	-	(7,035)
Dividends reinvested - stock dividend	82	1,479	-	1,479	-	-	-	1,479
Issuance of shares under optional purchase plan	49	929	-	929	-	-	-	929
Change in fair value of interest rate swaps	-	-	-	-	-	-	4	4
Net income	-	-	1,288	1,288	2,532	(30)	-	3,790
Balance at March 31, 2019	9,087	$ 124,835	$ (25,827)	$ 99,008	$ 180,602	$ 2,508	$ (26)	$ 282,092
Shares/units redeemed	(9)	(154)	-	(154)	(272)	-	-	(426)
Dividends declared	-	-	(2,407)	(2,407)	(4,657)	-	-	(7,064)
Dividends reinvested - stock dividend	86	1,554	-	1,554	-	-	-	1,554
Issuance of shares under optional purchase plan	42	795	-	795	-	-	-	795
Change in fair value of interest rate swaps	-	-	-	-	-	-	4	4
Net income	-	-	1,647	1,647	3,190	(16)	-	4,821
Balance at June 30, 2019	9,206	$ 127,030	$ (26,587)	$ 100,443	$ 178,863	$ 2,492	$ (22)	$ 281,776
Shares issued under trustee compensation plan	3	62	-	62	-	-	-	62
Shares/units redeemed	(13)	(242)	-	(242)	(79)	-	-	(321)
Dividends declared	-	-	(2,435)	(2,435)	(4,655)	-	-	(7,090)
Dividends reinvested - stock dividend	87	1,558	-	1,558	-	-	-	1,558
Issuance of shares under optional purchase plan	36	687	-	687	-	-	-	687
UPREIT units converted to REIT common shares	1	28	-	28	(28)	-	-	-
Change in fair value of interest rate swaps	-	-	-	-	-	-	6	6
Net income	-	-	1,213	1,213	2,312	(55)	-	3,470
BALANCE AT SEPTEMBER 30, 2019	9,320	$ 129,123	$ (27,809)	$ 101,314	$ 176,413	$ 2,437	$ (16)	$ 280,148

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED September 30, 2019 AND 2018 (UNAUDITED) (Continued)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2017	8,488	$ 113,995	$ (23,179)	$ 90,816	$ 179,844	$ 3,180	$ (65)	$ 273,775
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	1,546	-	-	1,546
Shares/units redeemed	(35)	(614)	-	(614)	(316)	-	-	(930)
Dividends declared	-	-	(2,190)	(2,190)	(4,473)	-	-	(6,663)
Dividends reinvested - stock dividend	79	1,373	-	1,373	-	-	-	1,373
Issuance of shares under optional purchase plan	76	1,411	-	1,411	-	-	-	1,411
Change in fair value of interest rate swaps	-	-	-	-	-	-	14	14
Net income	-	-	1,741	1,741	3,536	(19)	-	5,258
Balance at March 31, 2018	8,608	$ 116,165	$ (23,628)	$ 92,537	$ 180,137	$ 3,161	$ (51)	$ 275,784
Shares/units redeemed	(14)	(244)	-	(244)	(489)	-	-	(733)
Dividends declared	-	-	(2,217)	(2,217)	(4,465)	-	-	(6,682)
Dividends reinvested - stock dividend	81	1,425		1,425		-	-	1,425
Issuance of shares under optional purchase plan	40	747	-	747	-	-	-	747
Change in fair value of interest rate swaps	-	-	-	-	-	-	10	10
Net income	-	-	1,677	1,677	3,376	(74)	-	4,979
Balance at June 30, 2018	8,715	$ 118,093	$ (24,168)	$ 93,925	$ 178,559	$ 3,087	$ (41)	$ 275,530
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	630	-	-	630
Shares/units redeemed	(14)	(241)	-	(241)	(263)	-	-	(504)
Shares issued under trustee compensation plan	3	57	-	57	-	-	-	57
Dividends declared	-	-	(2,248)	(2,248)	(4,470)	-	-	(6,718)
Dividends reinvested - stock dividend	83	1,458	-	1,458	-	-	-	1,458
Issuance of shares under optional purchase plan	50	922	-	922	-	-	-	922
Change in fair value of interest rate swaps	-	-	-	-	-	-	8	8
Distributions paid to consolidated real estate entity noncontrolling interests	-	-	-	-	-	(477)	-	(477)
Net income	-	-	2,379	2,379	4,739	(34)	-	7,084
BALANCE AT SEPTEMBER 30, 2018	8,837	$ 120,289	$ (24,037)	$ 96,252	$ 179,195	$ 2,576	$ (33)	$ 277,990

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2019 and 2018 (UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
OPERATING ACTIVITIES
Net income	$12,081	$17,321
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate investments	—	(4,298)
Loss/(Gain) on involuntary conversion	487	(1,467)
Equity in income of unconsolidated affiliates	(629)	(445)
Distributions of earnings of unconsolidated affiliates	629	445
Allowance for uncollectible accounts receivable	125	(567)
Depreciation	14,785	14,267
Amortization	1,390	1,590
Amortization of debt issuance costs	465	523
Effects on operating cash flows due to changes in
Other assets	1,908	(1,102)
Tenant security deposits payable	150	(1)
Accrued expenses and other liabilities	2,624	2,085
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,015	28,351
INVESTING ACTIVITIES
Purchase of real estate investment properties	—	(6,079)
Capital expenditures and tenant improvements	(8,935)	(8,639)
Proceeds from sale of real estate investments and non-real estate investments	—	13,052
Proceeds from involuntary conversion	1,513	1,111
Investment in unconsolidated affiliates	(1,323)	(81)
Distributions in excess of earnings received from unconsolidated affiliates	(32)	88
Notes receivable issued	(1,106)	—
NET CASH USED IN INVESTING ACTIVITIES	(9,883)	(548)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(27)	(272)
Principal payments on special assessments payable	(245)	(141)
Proceeds from issuance of mortgage notes payable and subordinated debt	—	10,281
Principal payments on mortgage notes payable	(16,330)	(12,028)
Advances on lines of credit	—	3,811
Payments on lines of credit	—	(3,811)
Proceeds from issuance of shares under optional purchase plan	2,411	3,080
Shares/units redeemed	(1,573)	(2,167)
Dividends/distributions paid	(16,333)	(16,001)
NET CASH USED IN FINANCING ACTIVITIES	(32,097)	(17,248)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(7,965)	10,555
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	30,065	20,553
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$22,100	$31,108

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$13,685	$16,297
Restricted deposits	8,415	14,811
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$22,100	$31,108

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2019 and 2018 (UNAUDITED) (Continued)

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$13,884	$13,648

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$4,591	$4,256
Dividends declared and not paid	2,435	2,248
UPREIT distributions declared and not paid	4,655	4,470
UPREIT units converted to REIT common shares	28	—
Shares issued pursuant to trustee compensation plan	62	57
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	—	2,176
Increase in land improvements due to increase in special assessments payable	213	399
Unrealized gain on interest rate swaps	14	32
Acquisition of assets through assumption of debt and liabilities	—	71
Capitalized interest and real estate taxes related to construction in progress	55	108
Acquisition of assets with accounts payable	—	215

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of September 30, 2019 and December 31, 2018, Sterling owned approximately 34.34% and 33.41%, respectively, of the operating partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2019 and consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three and nine months ended September 30, 2019 and 2018, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and nine months ended September 30, 2019. These adjustments are of a normal recurring nature.

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

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 173 properties.  The Trust’s 125 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 48 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 73.3% residential and 26.7% commercial (based on cost) and total $654,747 in real estate investments at September 30, 2019. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.  We currently have no plans to actively market our existing commercial properties for sale.  We will consider unsolicited offers for purchase of non-multifamily properties on a case by case basis. Prior to June 30, 2019, Sterling did not account for mezzanine and storage space square footage on their commercial properties. As of June 30, 2019 the addition to this space led to an additional 36,000 square feet of commercial property.

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

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation.  Ordinary repairs and maintenance are expensed as incurred.

The Company allocates the purchase price of each acquired investment property accounted for as an asset acquisition based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market, and (vi) goodwill, if any. Transaction costs related to acquisitions accounted for as asset acquisitions are expensed as incurred and included within “Administration of REIT expenses” in the accompanying consolidated statements of operations and other comprehensive income.

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

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $401 and $473 for the three months ended September 30, 2019 and 2018, respectively and $1,249 and $1,516 for the nine months ended September 30, 2019 and 2018, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to real estate rental income. Amortization pertaining to above market lease intangibles of $54 and $55 for the three months ended September 30, 2019 and 2018, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $65 and $68 for the three months ended September 30, 2019 and 2018, respectively, was recorded as an increase to real estate rental income.  Amortization pertaining to above market lease intangibles of $160 and $166 for the nine months ended September 30, 2019 and 2018, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $198 and $208 for the nine months ended September 30, 2019 and 2018, respectively, was recorded as an increase to real estate rental income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

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

Depreciation expense for the three months ended September 30, 2019 and 2018 totaled $4,879 and $4,761, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018 totaled $14,785 and $14,267, respectively.

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  There were no impairment losses during the nine months ended September 30, 2019 and 2018.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Properties Held for Sale

We account for our properties held for sale in accordance with FASB ASC 360, Property, Plant and Equipment (“ASC 360”), which addresses financial accounting and reporting in a period in which a component or group of components of an entity either has been disposed of or is classified as held for sale.

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

The results of operations of a component of an entity that either has been disposed of or is classified as held-for-sale under the requirements of ASC 360 shall be reported in discontinued operations in accordance with FASB ASC 205, Presentation of Financial Statements (“ASC 205”) if such disposal or classification represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

There were no properties classified as held for sale at September 30, 2019 or at December 31, 2018.

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

Construction in progress as of September 30, 2019 consists primarily of development and planning costs associated with the Glen Pond development in Eagan, Minnesota and the Goldmark Office Park 1715 building located in Fargo, North Dakota. The Glen Pond development consists of 114 units of multifamily property. Current expectations are that the project will be completed in the second or third quarter of calendar year 2020 and the current project budget approximates $15,598. The Goldmark Office Park 1715 building is a commercial office building. Current expectations are that the project will be completed in the fourth quarter of calendar year 2019 and the current project budget is approximately $2,000.

Cash, Cash Equivalents and Restricted Deposits

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents. Restricted deposits include funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrow and escrow

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

deposits required by lenders on certain properties to be used for future building renovations or tenant improvements and potential Internal Revenue Code Section 1031 tax deferred exchanges (1031 Exchange).

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under FASB ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings, contributions and distributions. We evaluate the carrying amount of the investments for impairment in accordance with FASB ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the nine months ended September 30, 2019 and 2018.

We use the equity method to account for investments that qualify as variable interest entities where we are not the primary beneficiary and entities that we do not control or where we do not own a majority of the economic interest but have the ability to exercise significant influence over the operations and financial policies of the investee and entities where we have joint control and other attributes  resulting in a joint venture.  We will also use the equity method for investments that do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.  For a joint venture accounted for under the equity method, our share of net earnings and losses is reflected in income when earned and distributions are credited against our investment in the joint venture as received.

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of September 30, 2019, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. As of September 30, 2019, our investment in the joint venture does not qualify as a variable interest entity, does not meet the control requirements for consolidation or significant influence requirements, as defined in ASC 810, and does meet the definition of a joint venture.

As of September 30, 2019 and December 31, 2018, the unconsolidated affiliates held total assets of $24,710 and $22,954 and mortgage notes payable of $16,793 and $17,091, respectively.

The operating partnership is a 50% owner of a retail center as a tenant in common through 100% ownership in a limited liability company.  The retail center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2019 and December 31, 2018 of $10,320 and $10,483, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2019 and December 31, 2018 of $6,473 and $6,608, respectively. The Company is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The operating partnership owns a 60% interest in a joint venture (“SE Savage”) that intends to develop a 190 unit multifamily property. The operating partnership has contributed $1,323 in cash to SE Savage during September 2019. SE Savage holds land located in Savage, Minnesota, total assets of $2,205, and no mortgage payable.

Receivables

Receivables consist primarily of amounts due for rent and tenant charges. Accounts receivable are carried at original amounts billed. The operating partnership reviews collectability of charges under its tenant operating leases on a quarterly basis. In the event that collectability is deemed not probable for any tenant charges, beginning with the adoption of ASC 842 as of January 1, 2019, the operating partnership recognizes an adjustment to rental income. Prior to the adoption of ASC 842, The Company recognized a provision for uncollectible amounts or a direct write-off of the specific rent receivable.

Notes receivable are issued periodically and are secured and interest bearing. Receivables are included in “Other assets” in the accompanying consolidated balance sheets.

Financing and Lease Costs

Financing costs have been capitalized and are being amortized over the life of the financing (line of credit) using the effective interest method.  Unamortized financing costs are written off when debt is retired before the maturity date and included in interest expense at that time.  Financing costs are included in “Other assets” in the accompanying consolidated balance sheets.

Lease costs incurred in connection with new leases have been capitalized and are being amortized over the life of the lease using the straight-line method. We record the amortization of leasing costs in depreciation and amortization on the consolidated statements of operations and comprehensive income. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense. Lease costs are included in “Other assets” in the accompanying consolidated balance sheets.

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at September 30, 2019 and December 31, 2018.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

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

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2019 and December 31, 2018 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2015.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

We are the lessor for our residential and commercial leases and these leases will continue to be accounted for as operating leases under the new standard as described under Recent Accounting Pronouncements.  Therefore, the Company did not have significant changes in accounting for lease revenues.

As of September 30, 2019, we derived 83% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related to such items as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of September 30, 2019, we derived 17% of our revenues from commercial leases primarily under long-term lease agreements. We elected to apply the package of practical expedients for the commercial leases and these leases will continue to be accounted for as operating leases as of January 1, 2019.  Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment decreased revenue by $39 and increased revenue by $17 for the three months ended September 30, 2019 and 2018, respectively. The straight-line rent adjustment increased revenue by $17 and $87 the nine months ended September 30, 2019 and 2018, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 was $3,391 and $3,374, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

Upon adoption of ASU 2016-02 on January 1, 2019, we elected not to bifurcate lease contracts into lease and non-lease components, since the timing and pattern of revenue is not materially different and the non-lease component is not the primary component of the lease. Accordingly, both lease and non-lease components are presented in “Real estate rental

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

income” beginning January 1, 2019 in our consolidated financial statements. The adoption of ASU 2016-02 did not result in a material change to our recognition of real estate rental income.

Lease income related to the Company’s operating leases is comprised of the following:

	Nine months ended September 30, 2019
As of September 30, 2019	Residential	Commercial	Total
	(in thousands)
Lease income related to fixed lease payments	$68,938	$14,675	$83,613
Lease income related to variable lease payments	—	4,570	4,570
Other (a)	(706)	55	(651)
Lease Income (b)	$68,232	$19,300	$87,532

(a)

For the nine months ended September 30, 2019, “Other” is comprised of revenue adjustments related to changes in collectibility and amortization of above and below market lease intangibles and lease inducements.

(b)	Excludes other rental income for the nine months ended September 30, 2019 of $2,743, which is accounted for under the revenue recognition standard.

	Three months ended September 30, 2019
As of September 30, 2019	Residential	Commercial	Total
	(in thousands)
Lease income related to fixed lease payments	$23,064	$4,969	$28,033
Lease income related to variable lease payments	—	1,531	1,531
Other (a)	(301)	(27)	(328)
Lease Income (b)	$22,763	$6,473	$29,236

(a)

For the three months ended September 30, 2019, “Other” is comprised of revenue adjustments related to changes in collectibility and amortization of above and below market lease intangibles and lease inducements.

(b)	Excludes other rental income for the three months ended September 30, 2019 of $937, which is accounted for under the revenue recognition standard.

As of September 30, 2019, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2019 (October 1, 2019 to December 31, 2019)	$4,652
2020	17,578
2021	14,333
2022	10,958
2023	9,205
Thereafter	51,699
$108,425

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of September 30, 2019 and 2018, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

For the three months ended September 30, 2019 and 2018, Sterling’s denominators for both basic and diluted earnings per common share were approximately 9,322,000 and 8,840,000, respectively. For the nine months ended September 30, 2019 and 2018, Sterling’s denominators for the basic and diluted earnings per common share were approximately 9,208,000 and 8,730,000, respectively.

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

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2019 and 2018, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended September 30, 2019			Three months ended September 30, 2018

	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$23,662	$6,511	$30,173	$22,439	$6,616	$29,055
Expenses from rental operations	13,570	1,810	15,380	12,247	1,953	14,200
Net operating income	$10,092	$4,701	$14,793	$10,192	$4,663	$14,855
Depreciation and amortization			5,322			5,274
Interest			4,521			4,557
Administration of REIT			969			1,460
Other (income)/expense			511			(3,520)
Net income			$3,470			$7,084

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$70,920	$19,355	$90,275	$66,683	$20,119	$86,802
Expenses from rental operations	39,954	5,485	45,439	37,093	5,562	42,655
Net operating income	$30,966	$13,870	$44,836	$29,590	$14,557	$44,147
Depreciation and amortization			16,213			15,907
Interest			13,819			13,632
Administration of REIT			3,051			3,703
Other (income)/expense			(328)			(6,416)
Net income			$12,081			$17,321

Segment Assets and Accumulated Depreciation

As of September 30, 2019	Residential	Commercial	Total
	(in thousands)
Real estate investments	$601,574	$194,903	$796,477
Accumulated depreciation	(100,837)	(40,893)	(141,730)
	$500,737	$154,010	654,747
Cash and cash equivalents			13,685
Restricted deposits and funded reserves			8,415
Investment in unconsolidated affiliates			4,046
Other assets			7,558
Intangible assets, less accumulated amortization			9,567
Total Assets			$698,018

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2018	Residential	Commercial	Total
	(in thousands)
Real estate investments	$595,006	$195,690	$790,696
Accumulated depreciation	(90,143)	(37,969)	(128,112)
	$504,863	$157,721	662,584
Cash and cash equivalents			21,212
Restricted deposits and funded reserves			8,853
Investment in unconsolidated affiliates			2,691
Other assets			8,151
Intangible assets, less accumulated amortization			10,976
Total Assets			$714,467

NOTE 4 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2019	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,480	$(13,671)	$7,809
Above-market leases	3,211	(1,453)	1,758
	$24,691	$(15,124)	$9,567
Lease Intangible Liabilities
Below-market leases	$(3,088)	$1,819	$(1,269)

	Lease	Accumulated	Lease
As of December 31, 2018	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,480	$(12,422)	$9,058
Above-market leases	3,211	(1,293)	1,918
	$24,691	$(13,715)	$10,976
Lease Intangible Liabilities
Below-market leases	$(3,089)	$1,621	$(1,468)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2019 (October 1, 2019 to December 31, 2019)	$434	$62
2020	1,456	213
2021	1,163	184
2022	1,028	164
2023	891	151
Thereafter	4,595	495
	$9,567	$1,269

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of September 30, 2019 was 6.7 years.

NOTE 5 – LINES OF CREDIT

We have a $18,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2021; a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in November 2019; a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022; and a $3,200 variable rate (LIBOR plus 2.04%) line of credit agreement with Bank of the West, which expires November 2020. The lines of credit are secured by properties in Duluth, Edina, Moorhead and St. Cloud, Minnesota; and Bismarck, Dickinson, Grand Forks and Fargo, North Dakota. At September 30, 2019, there was no balance outstanding on the lines of credit, leaving $32,815 available and unused under the agreements.

Certain line of credit agreements includes covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios on an annual and semi-annaul basis.  As of December 31, 2018, three residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  As of December 31, 2018, the pooled property debt yield was out of compliance with Wells Fargo’s requirement.  Annual waivers were received from the lenders.

NOTE 6 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	September 30,	December 31,
	2019	2018
	(in thousands)
Fixed rate mortgage notes payable (a)	$392,009	$408,339
Less unamortized debt issuance costs	1,917	2,322
	$390,092	$406,017

(a)	Includes $827 and $865 of variable rate mortgage debt that was swapped to a fixed rate at September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, we had 122 mortgage loans with effective interest rates ranging from 3.54% to 7.25% per annum and a weighted average effective interest rate of 4.40% per annum.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

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

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2019 (October 1, 2019 to December 31, 2019)	$9,281
2020	28,011
2021	46,541
2022	31,788
2023	48,046
Thereafter	228,342
Total payments	$392,009

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

The carrying amount of the swap has been adjusted to its fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swaps.  The interest rate swap is accounted for as an effective hedge in accordance with FASB ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to accumulated comprehensive income. As of September 30, 2019 and December 31, 2018, we recorded a liability and other accumulated comprehensive loss of $16 and $30, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2019		December 31, 2018
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial liabilities:
Mortgage notes payable, net	$390,092	$408,491	$406,017	$400,192
Fair value of interest rate swaps	$16	$16	$30	$30

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2019
Fair value of interest rate swaps	$—	$16	$—	$16
December 31, 2018
Fair value of interest rate swaps	$—	$30	$—	$30

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

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2019 and December 31, 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 7.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2019
Mortgage notes payable, net	$—	$—	$408,491	$408,491
December 31, 2018
Mortgage notes payable, net	$—	$—	$400,192	$400,192

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.60% to 3.60% and from 4.82% to 4.83% at September 30, 2019 and December 31, 2018, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of September 30, 2019 and December 31, 2018. The Company’s mortgage notes payable are further described in Note 6.

NOTE 9 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of September 30, 2019 and December 31, 2018, outstanding limited partnership units totaled 17,820,000 and 17,876,000 respectively. For the three months ended September 30, 2019 and 2018, the operating partnership declared distributions of $4,655 and $4,470 respectively, to limited partners which were paid on October 15, 2019 and 2018, respectively.  Distributions per unit were $0.78375 and $0.763125 during the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019 Sterling exchanged 1,475 common shares for 1,475 limited partnership units held by limited partners, pursuant to redemption requests. The aggregate value of these transactions was $28. During the nine months ended September 30, 2018 there were no limited partnership units exchanged for common shares pursuant to redemption requests.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

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

During the nine months ended September 30, 2019 and 2018, the Company redeemed 33,000 and 63,000 common shares valued at $593 and $1,099.  In addition, during the nine months ended September 30, 2019 and 2018, the Company redeemed 55,000 and 61,000 units valued at $980 and $1,068.

NOTE 11 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of September 30, 2019 and December 31, 2018, there were 9,320,000 and 8,967,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

For the three months ended September 30, 2019 and 2018, the operating partnership declared dividends of $2,435 and $2,248 respectively, to holders of commons shares which were paid on October 15, 2019 and 2018, respectively. Dividends paid to holders of common shares were $0.78375 per share and $0.763125 per share for the nine months ended September 30, 2019 and 2018, respectively.

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

September 30, 2019 and 2018 (UNAUDITED)

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

The estimated value per common share was $19.00 and $18.50 at September 30, 2019 and December 31, 2018, respectively. See discussion of determination of estimated value in Note 16.

Therefore, the purchase price per common share for dividend reinvestments was $18.05 and $17.58 and for additional optional cash purchases was $19.00 and $18.50 at September 30, 2019 and December 31, 2018, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten-day notice to participants.

In the nine months ended September 30, 2019, 255,000 shares were issued pursuant to dividend reinvestments and 127,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the nine months ended September 30, 2018, 243,000 shares were issued pursuant to dividend reinvestments and 166,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 13 – RELATED PARTY TRANSACTIONS

Property Management Fees

During the nine months ended September 30, 2019 and 2018, we paid property management fees to GOLDMARK Property Management in an amount equal to 5% of rents of the properties managed by GOLDMARK. GOLDMARK Property Management is owned in part by Kenneth Regan, James Wieland and Joel Thomsen. For the nine months ended September 30, 2019 and 2018, we paid management fees of $9,530 and $8,934, respectively, to GOLDMARK Property Management.  In addition, during the nine months ended September 30, 2019 and 2018, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $4,664 and $3,921, respectively.

Board of Trustee Fees

We incurred Trustee fees of  $44 and  $53 during the nine months ended September 30, 2019 and 2018, respectively.  As of September 30, 2019, and December 31, 2018 we owed our Trustees $15 and $34 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

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

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 28, 2019, effective until March 31, 2020.  The Board of Trustees approved amendment number one to the eighth amended and restated Advisory Agreement on September 19, 2019.

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

During the nine months ended September 30, 2019 and 2018, we incurred advisory management fees of $2,244 and $2,167 with Sterling Management, LLC, our Advisor. As of September 30, 2019 and December 31, 2018, we owed our Advisor $250 and $242, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.  During the nine months ended September 30, 2019 and 2018, we reimbursed the Advisor for operating costs totaling $22 and $23, respectively.  There were no unpaid reimbursable operating costs owed to our Advisor as of September 30, 2019 or December 31, 2018.

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

During the nine months ended September 30, 2019 there were no acquisition fees incurred with our Advisor.  During the nine months ended September 30, 2018 we incurred acquisition fees of $205 with our Advisor.  There were no acquisition fees owed to our Advisor as of September 30, 2019. As of December 31, 2018, we owed our Advisor $32 for unpaid acquisition fees.

Disposition Fee: For its services in the effort to sell any investment for us, the Advisor receives a disposition fee of 2.5% of the sales price of each property disposition, capped at $375 per disposition.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

During the nine months ended September 30, 2019 there were no disposition fees incurred with our Advisor.  During the nine months ended September 30, 2018, we incurred $130 in disposition fees with our Advisor. See Note 15. There were no disposition fees owed to our Advisor as of September 30, 2019 or December 31, 2018.

Financing Fee: 0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility. The finance fee shall be capped at $38 per loan, refinance, line of credit or other credit facility.

During the nine months ended September 30, 2019 there were no financing fees incurred with our Advisor for loan financing and refinancing activities. During the nine months ended September 30, 2018, we incurred financing fees of  $61 with our Advisor. There were no financing fees owed to our Advisor as of September 30, 2019.  As of December 31, 2018, we owed our Advisor $8 for unpaid financing fees.

Project Management Fee: 6% of all completed capital improvement projects on the Real Property owned by the Trust are paid to the Advisor.

During the three and nine months ended September 30, 2019, there were $3 in project management fees incurred with our Advisor for capital improvement projects. As of September 30, 2019 we owed our Advisor $3 for unpaid project management fees.

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

TC = Total Project Cost

During the nine months ended September 30, 2019 and 2018, there were no development fees incurred with our Advisor. As of both September 30, 2019, and December 31, 2018, we owed our Advisor a total of $104 for unpaid development fees, of which the entire amount was for unpaid development fees as part of a 10% hold back with respect to the Stonefield development project, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the nine months ended September 30, 2019, there were no operating partnership units issued directly or indirectly, to affiliated entities.

During the nine months ended September 30, 2018, we issued directly or indirectly 42,000 operating partnership units to entities affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $773.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Commissions

During the nine months ended September 30, 2019, there were no commissions incurred with a related party.

During the nine months ended September 30, 2018, we incurred real estate commissions of $21 owed to GOLDMARK Commercial Real Estate Services, Inc. (f/k/a GOLDMARK SCHLOSSMAN Commercial Real Estate Services, Inc. ) which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of September 30, 2019 or December 31, 2018.

Rental Income

During the nine months ended September 30, 2019 and 2018, we received rental income of $42 and $37, respectively, under an operating lease agreement with our Advisor.

During the nine months ended September 30, 2019 and 2018, we received rental income of $42 and $41, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the nine months ended September 30, 2019 and 2018, we received rental income of $173 and $172, respectively, under operating lease agreements with GOLDMARK Property Management.

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

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 15 – DISPOSITIONS

During the nine months ended September 30, 2019, the operating partnership did not dispose of any properties. During the nine months ended September 30, 2018, the operating partnership sold three properties. We sold an industrial property located in Redwood Falls, Minnesota for $5,200 and recognized a gain of $935 in April 2018. We sold a retail property located in Austin, Texas for $3,615 and recognized a gain of $1,266 in July 2018. We sold one of two buildings included in an office property located in Bismarck, North Dakota for $4,250 and recognized a gain of $1,514 in July 2018.

NOTE 16 – ACQUISITIONS

The Company had no acquisitions during the nine months ended September 30, 2019. The Company closed on the following acquisitions during the nine months ended September 30, 2018:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

3/1/18	Thunder Creek Apartments	Fargo, ND	Apartment complex	57 units	$4,460	(a)
9/1/18	Chandler 1834	Grand Forks, ND	Apartment complex	12 units	630
9/17/18	Dairy Queen (b)	Apple Valley, MN	Retail building	5,348 sq. ft.	3,000

					$8,090	(b)

(a)	The property was acquired utilizing Internal Revenue Code 1031 tax-deferred exchange funds..
(b)	Acquisition price does not include capitalized costs and adjustments of $236.

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

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Nine Months Ended
	September 30,
	2019	2018

Land, building, tenant improvements and FF&E	$-	$8,326
Other liabilities	-	(71)
Net assets acquired	-	8,255
Equity/limited partnership unit consideration	-	(2,176)
Restricted cash proceeds related to IRC Section 1031 tax-deferred exchange	-	(3,004)

Net cash consideration	$-	$3,075

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first nine months of 2019 and 2018.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

value for the limited partnership units in the first nine months of 2019 and 2018.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information.

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

NOTE 17 - SUBSEQUENT EVENTS

On October 15, 2019, we paid a dividend or distribution of $0.26125 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on September 30, 2019.

On October 2, 2019, we entered into an interest rate swap in the notional amount of $7,200 to provide a fixed rate of 3.15% that matures November 1, 2029. The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it will be recorded at fair value and changes in fair value are recorded to accumulated comprehensive income.

On November 1, 2019, the operating partnership decided to self-insure 50% of the primary layer of their insurance policy, as a result the operating partnership believes it is reasonably possible that we could be required to pay between $0 and $860.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019 and 2018 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

On November 8, 2019, the operating partnership purchased land in a 60% owned joint venture (“SE Maple Grove”) that intends to develop a 160 unit multifamily property. SE Maple Grove holds land located in Maple Grove, Minnesota, and has total assets of $3,455, and no mortgage payable.

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

Overview

Sterling Real Estate Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 173 properties containing 9,852 apartment units and approximately 1,662,000 square feet of leasable commercial space as of September 30, 2019.

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 34.34% of the operating partnership as of September 30, 2019.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of September 30, 2019, approximately 73.3% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of September 30, 2019, approximately 26.7% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our real estate portfolio consisted of 173 properties containing 9,852 apartment units and approximately 1,662,000 square feet of leasable commercial space as of September 30, 2019.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $654,747, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

In September 2019, Sterling Management, LLC onboarded a projects management department that consisted of nine new employees.  This team is responsible for overseeing and managing all capital projects that are being completed on the portfolio’s 173 properties, oversite and management, that was previously being completed by our third party property managers. We expect the internal management of capital projects will allow for efficiencies in how capital projects are managed as well as provide better transparency operationally between all departments of Sterling Management. In addition, the services will allow Sterling Management to provide a complete asset management service to the properties.  Prior to onboarding, the Trust paid a project management fee to the third party property managers. Commencing September 1, 2019, the project management fee calculated on projects will be paid to Sterling Management, LLC.

Critical Accounting Estimates

Preparation of our financial statements requires estimates and judgments to be made that effect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. We evaluate these estimates based on assumptions we believe to be reasonable under the circumstances.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine months ended September 30, 2019 included elsewhere in this report.

Specific Achievements

•	Increased revenues from rental operations by $3,473 or 4.0% for the nine months ended September 30, 2019, compared to same nine month period in 2018.
•	Declared dividends aggregating $0.78375 per common share for the nine months ended September 30, 2019

Results of Operations for the Three Months Ended September 30, 2019 and 2018

	Three months ended September 30, 2019			Three months ended September 30, 2018
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$23,662	$6,511	$30,173	$22,439	$6,616	$29,055
Real Estate Expenses
Real Estate Taxes	2,343	693	3,036	2,194	695	2,889
Property Management	3,220	258	3,478	2,922	240	3,162
Utilities	1,708	309	2,017	1,578	382	1,960
Repairs and Maintenance	5,795	531	6,326	4,987	612	5,599
Insurance	504	19	523	566	24	590
Total Real Estate Expenses	13,570	1,810	15,380	12,247	1,953	14,200
Net Operating Income	$10,092	$4,701	14,793	$10,192	$4,663	14,855
Interest			4,521			4,557
Depreciation and amortization			5,322			5,274
Administration of REIT			969			1,460
Other (income)/expense			511			(3,520)
Net Income			$3,470			$7,084

Net Income Attributed to:
Noncontrolling Interest			$2,257			$4,705
Sterling Real Estate Trust			$1,213			$2,379
Dividends per share (1)			$0.2613			$0.2544
Earnings per share			$0.13			$0.27
Weighted average number of common shares			9,322			8,840

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $30,173 for the three months ended September 30, 2019 increased $1,118 or 3.8% in comparison to the same period in 2018. Residential property revenues increased $1,223 and commercial property revenues decreased $105.

The following table illustrates changes in occupancy for the three month periods indicated:

	September 30,	September 30,
	2019	2018
Residential occupancy	93.9%	93.0%

Residential revenues for the three months ended September 30, 2019 increased $1,223 in comparison to the same period for 2018.  Residential properties acquired since January 1, 2018 contributed approximately $784 to the increase in total residential revenues in the three months ended September 30, 2019.  Rental income from residential properties owned for more than one year increased approximately $251 in comparison to the three months ended September 30, 2018.  Residential revenues comprised 78.4% of total revenues for the three months ended September 30, 2019 compared to 77.2% of total revenues for the three months ended September 30, 2018.  The residential occupancy rates for the three months ended September 30, 2019 increased 0.83% primarily due to marketing strategies to increase unit rentals, as well as acquisitions occurring in late 2018.

For the three months ended September 30, 2019 total commercial revenues decreased $105 in comparison to the same period for 2018.  The decrease was attributed to the sales of an industrial property in Redwood Falls, Minnesota and a retail property in Austin, Texas, as well as recognizing rental incentives on an office property located in Fargo, North Dakota. Commercial revenues comprised 21.6% of the total revenues for the three months ended September 30, 2019 compared to 22.8% of total revenues for the three months ended September 30, 2018.

Expenses

Residential expenses from operations of $13,570 during the three months ended September 30, 2019 increased $1,323 or 10.8% in comparison to the same period in 2018. The increase was attributed to an increased repairs and maintenance expense of $808 or 16.2% as well as increased real estate taxes of $149 or 6.79%.  Actual property management fees remained unchanged and continue to approximate 5% of net collected rents; however, other property management related expenses have increased slightly due to increased competition for labor.

Commercial expenses from operations of $1,810 during the three months ended September 30, 2019 decreased $143 or 7.3% in comparison to the same period in 2018.  The decrease was attributed to decreased repairs and maintenance costs, related to increased direct tenant billbacks of $119 or 100%. Direct tenant billbacks is classified as a contra-expense account, offsetting repairs and maintenance expenses.

Interest expense of $4,521 during the three months ended September 30, 2019 decreased $36 or 0.79% in comparison to the same period in 2018.   Interest expense was approximately 15.0% and 15.7% of rental income for the three months ended September 30, 2019 and 2018,  respectively.

Depreciation and amortization expense of $5,322 during the three months ended September 30, 2019 increased $48 or 0.9% in comparison to the same period in 2018. The increase is primarily due to normal increases in monthly amortization expense.  Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets.

REIT administration expenses of $969 during the three months ended September 30, 2019 decreased $491 or 33.63%  in comparison to the same period in 2018, due to disposition fees recorded in 2018. As of December 31, 2018, all disposition fees are netted with gain or loss on sale of real estate investments.

Net Operating Income

We measure the performance of our segments based on net operating income (“NOI”), which we define as total revenue from rental operations less expenses from rental operations and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments). We believe that NOI is an important supplemental measure of operating performance for a REIT because it provides a measure of core operations unaffected by depreciation, amortization, financing, and administration expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for non-controlling interests and shareholders of the Trust or cash flow from operating activities as a measure of financial performance. See Note 3 to the Consolidated Financial Statements included above for more information on NOI performance by segment.

Net Income

Net income for the three months ended September 30, 2019 was $3,470 compared to $7,084 for the three months ended September 30, 2018.  The decrease noted in Net Income is primarily attributed to disposition activity in the prior period that did not occur in the current period.  During the three months ended September 30, 2018, we recognized a gain on sale of two commercial real estate investments of $3,214 compared to $0 in the three months ended September 30, 2019. The three months ended September 30, 2019 also experienced a loss on involuntary conversion of $816 due to the partial demolition of a commercial property located in Fargo, ND.  The three months ended September 30, 2019 has seen increased income from operations of $1,118 which has offset the disposition activity from the three months ended September 30, 2018.

Results of Operations for the Nine Months Ended September 30, 2019

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$70,920	$19,355	$90,275	$66,683	$20,119	$86,802
Real Estate Expenses
Real Estate Taxes	7,001	2,083	9,084	6,568	2,065	8,633
Property Management	9,504	752	10,256	8,895	676	9,571
Utilities	6,246	897	7,143	5,847	1,118	6,965
Repairs and Maintenance	15,557	1,694	17,251	14,159	1,634	15,793
Insurance	1,646	59	1,705	1,624	69	1,693
Total Real Estate Expenses	39,954	5,485	45,439	37,093	5,562	42,655
Net Operating Income	$30,966	$13,870	44,836	$29,590	$14,557	44,147
Interest			13,819			13,632
Depreciation and amortization			16,213			15,907
Administration of REIT			3,051			3,703
Other (income)/expense			(328)			(6,416)
Net Income			$12,081			$17,321

Net Income Attributed to:
Noncontrolling Interest			$7,933			$11,524
Sterling Real Estate Trust			$4,148			$5,797
Dividends per share (1)			$0.7838			$0.7631
Earnings per share			$0.4500			$0.6600
Weighted average number of common shares			9,208			8,730

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $90,275 for the nine months ended September 30, 2019 increased $3,473 or 4.0% in comparison to the same period in 2018. Residential property revenues increased $4,237 and commercial property revenues decreased $764, during the nine month period.

The following table illustrates changes in occupancy for the nine month periods indicated:

	September 30,	September 30,
	2019	2018
Residential occupancy	93.8%	93.8%
Commercial occupancy	91.8%	92.7%

Residential revenues for the nine months ended September 30, 2019 increased $4,237 in comparison to the same period for 2018.  Residential properties acquired since January 1, 2018 contributed approximately $2,353 to the increase in total residential revenues in the nine months ended September 30, 2019. The remaining increase is due increased rent charges at our stabilized properties, decreased vacancy, as well as increased collection efforts on receivable balances written off. Income related to Ratio Utility Billing System (RUBS) income in our Minneapolis market also contributed to the overall residential income increase. Residential revenues comprised 78.6% of total revenues for the nine months ended September 30, 2019 compared to 76.8% of total revenues for the nine months ended September 30, 2018.  Residential occupancy year-over-year has remained comparable increasing .01%.

For the nine months ended September 30, 2019, total commercial revenues decreased $764 in comparison to the same period for 2018. The decrease was primarily attributable to the sale of three commercial properties in 2018, as well as rental incentives recorded in 2019 for an office building in Fargo, North Dakota. Commercial revenues comprised 21.4% of the total revenues for the nine months ended September 30, 2019 compared to 23.2% of total revenues for the nine months ended September 30, 2018.  Commercial occupancy year-over-year has remained comparable, decreasing .91%. The decrease is primarily due to vacant office buildings located in both Waite Park, Minnesota and Fargo, North Dakota.

Expenses

Residential expenses from operations of $39,954 during the nine months ended September 30, 2019 increased $2,861 or 7.7% in comparison to the same period in 2018. The increase was primarily due to an increase in repairs and maintenance expense of $1,398 or 9.87%. Real estate taxes and utilities expense increases also contributed to the increase. Real estate taxes increased due to acquisitions occurring in Q4 2018, while utilities expense increase can be attributed to utility rate increases and performing upgrades to residential units prior to re-leasing. In addition, we experienced increases in property management fees. Actual property management fees remain unchanged and continue to approximate 5% of net collected rents; however, other property management related expenses have increased due to increased competition for labor.

Commercial expenses from operations of $5,485 during the nine months ended September 30, 2019 decreased $77 or 1.4% in comparison to the same period in 2018.   The decrease is attributable to decreased utilities expense of $222 or 19.88% due to the decreased utility costs at a commercial property in Fargo, ND, while it is undergoing reconstruction and renovation. The repairs and maintenance costs related to increased direct tenant billbacks of $119 or 100%, noted for the decrease in expenses for the three months ended, September 30, 2019, were offset by demolition costs of $129, that were recorded in the second quarter of 2019.

Interest expense of $13,819 during the nine months ended September 30, 2019 increased $187 in comparison to the same period in 2018 due to an increase in interest expense related to mortgage interest incurred on our acquired properties in the third and fourth quarters of 2018. Interest expense was approximately 15.3% and 15.7% of rental income for the nine months ended September 30, 2019 and 2018, respectively.

Depreciation and amortization expense of $16,213 for the nine months ended September 30, 2019 increased  $306 or 1.92% in comparison to the same period in 2018. The $306 increase was primarily a result of increases in depreciation and amortization expenses attributed to acquisitions in the third and fourth quarters of 2018.  Amortization expense will generally continue to decrease as lease intangibles become fully amortized except when acquisitions occur.   Depreciation and amortization expense as a percentage of rental income for the nine months ended September 30, 2019 and 2018 was relatively consistent at 18.0% and 18.3%, respectively.

Other income of $328 for the nine months ended September 30, 2019 decreased $6,088 or 94% in comparison to the same period in 2018.  The decrease was primarily attributed to disposition activity in the prior period that did not occur in the current period. During the nine months ended September 30, 2018 we recognized a gain on involuntary conversion of $1,467 and a gain on sale of real estate investments of $4,298. Due to the evaluation and analysis of a commercial property in Fargo, ND, it was determined that the future economic benefit of a portion of the property was determined to be non-recoverable. As such, during the three months ended September 30, 2019, we also experienced a loss on involuntary conversion of $816 due to the partial demolition of a commercial property located in Fargo, ND. Based on the facts and circumstances surrounding the demolition, we will not be recognizing insurance proceeds related to the loss.

REIT administration expenses of $3,051 for the nine months ended September 30, 2019 decreased $652 or 17.63% in comparison to the same period in 2018, due to disposition fees recognized during the nine months ended September 30, 2018 of $583.

Net Operating Income

We measure the performance of our segments based on net operating income (“NOI”), which we define as total revenue from rental operations less expenses from rental operations and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments). We believe that NOI is an important supplemental measure of operating performance for a REIT because it provides a measure of core operations unaffected by depreciation, amortization, financing, and administration expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for non-controlling interests and shareholders of the Trust or cash flow from operating activities as a measure of financial performance. See Note 3 to the Consolidated Financial Statements included above for more information on NOI performance by segment.

Net Income

Net income for the nine months ended September 30, 2019 was $12,081 compared to $17,321 for the nine months ended September 30, 2018.  During the nine months ended September 30, 2018, the Company recognized gains in other income totaling $5,765, as discussed above, which resulted in higher net income in the prior period than the current period. Operationally, the Company has seen increased income from operations of $689, which is attributed to the increased residential revenues during the 2019 period.

Property Acquisitions and Dispositions

See Notes 15 and 16 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the nine months ended September 30, 2019 and 2018.

Joint Venture

The operating partnership is a 60% owner of SE Savage, LLC (“SE Savage”). The operating partnership contributed $1,323 in cash to SE Savage in September 2019. As of September 30, 2019, the property owned by SE Savage consisted of land. It is SE Savage’s intent to develop a 190 unit multifamily property.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and nine months ended September 30, 2019 and 2018, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September 30, 2019			Three months ended September 30, 2018
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,213	9,322	$0.13	$2,379	8,840	$0.27

Add back:
Noncontrolling Interest - OPU	2,312	17,822		4,739	17,556
Depreciation & Amortization from continuing operations	5,322			5,274
Depreciation & Amortization from discontinued operations	—			—
Pro rata share of unconsolidated affiliate depreciation & amortization	94			94
Loss on sale of depreciable real estate investments	—			—
Loss on impairment of real estate investments	—			—
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—			(3,214)
Funds from operations applicable to common shares and limited partnership units (FFO)	$8,941	27,144	$0.33	$9,272	26,396	$0.35

(1)	Please see Note 9 and Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$4,148	9,208	$0.45	$5,797	8,730	$0.66

Add back:
Noncontrolling Interest - OPU	8,034	17,837		11,651	17,552
Depreciation & Amortization from continuing operations	16,213			15,907
Pro rata share of unconsolidated affiliate depreciation & amortization	284			282
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—			(4,298)
Funds from operations applicable to common shares and limited partnership units (FFO)	$28,679	27,045	$1.06	$29,339	26,282	$1.12

(1)	Please see Note 9 and Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

FFO was impacted by the loss on involuntary conversion during the three and nine months ended September 30, 2019. The impact on FFO was a decrease of $0.03 and $0.018 per share, respectively. FFO was impacted by the gain on involuntary conversion during the three and nine months ended September 30, 2018. The impact on FFO was a gain of $0.0038 and $0.0558 per share.

Liquidity and Capital Resources

Our principal demands for funds will be for the (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends/distributions (iv) payment of principal and interest on current and any future outstanding indebtedness, (v) redemptions of our securities under our redemption plans and (vi) capital improvements and property development related expenditures. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and any repurchase requests to our shareholders and the unit holders of our operating partnership from cash flow from operations; however, we may use other sources to fund dividends/distributions and repurchases, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from cash flow from operations, net proceeds of share offerings and debt proceeds.

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

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Net cash flows provided by operating activities	$34,015	$28,351
Net cash flows used in investing activities	$(9,883)	$(548)
Net cash flows used in financing activities	$(32,097)	$(17,248)

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

Net cash provided by operating activities was $34,015 and $28,351 for the nine months ended September 30, 2019 and 2018, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the nine months ended September 30, 2019 and 2018 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $9,883 and $548 for the nine months ended September 30, 2019 and 2018, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the nine months ended September 30, 2019 and 2018, cash flows used in investing activities related primarily to the 2018 acquisition of properties and capital expenditures was $10,258 and $14,718, respectively.  In addition, during the nine months ended September 30, 2019, a $1,300 revolving line of credit was made to an unrelated third party, which loan bears an interest rate of Prime Plus 2% or 7% as of September 30, 2019. In addition, during the nine months ended September 30, 2019 and 2018, proceeds of $1,513 and $1,111 were received from involuntary conversions.  During the nine months ended September 30, 2018, proceeds of $13,065 were generated from the sale of three commercial properties.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $32,097 and $17,248 for the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019,  we paid $16,333 in dividends and distributions, redeemed $1,573 of shares and units, received no proceeds from new mortgage notes payable, and made mortgage principal payments of $16,330. For the nine months ended September 30, 2018, we paid $16,001 in dividends and distributions, redeemed $2,167 of shares and units, received proceeds from new mortgage notes payable of $10,281, and made mortgage principal payments of $12,028.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2019 to September 30, 2019 totaling $7,216 or $0.78375 per share, of which $2,548 was cash dividends and $4,668 were reinvested through the dividend reinvestment plan.

We declared cash dividends to our shareholders during the period from January 1, 2018 to September 30, 2018 totaling $6,655 or $0.763125 per share, of which $2,317 was cash dividends and $4,338 were reinvested through the dividend reinvestment plan.

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

The following table presents certain information regarding our dividend coverage:

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Cash flows provided by operations (includes net income of $12,081 and $17,321, respectively)	$34,015	$28,351
Distributions in excess of earnings received from unconsolidated affiliates	(32)	88
Gain (Loss) on sales of real estate and non-real estate investments	—	4,298
Dividends declared	(7,216)	(6,655)
Excess	$26,767	$26,082

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2019, we declared quarterly distributions totaling $13,973 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, and October 15, 2019.  Distributions were paid at a rate of $0.261250 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the nine months ended September 30, 2018, we declared quarterly distributions totaling $13,408 to holders of limited partnership units in our operating partnership, which we paid on April 16 and July 16, and October 15, 2018. Distributions were paid at a rate of $0.254375 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the nine months ended September 30, 2019, we declared aggregate dividends of $7,216, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $28,679;  therefore, our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2018, we declared aggregate dividends of $6,655 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $29,339 as of the nine months ended September 30, 2018. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At September 30, 2019, our cash resources consisted of cash and cash equivalents totaling approximately $13,685. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $43,335, which could potentially be used as collateral to secure additional financing in future periods.

At September 30, 2019, there was no balance outstanding on our lines of credit, leaving $32,815 available and unused under the agreements.  See Note 5 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the nine months ended September 30, 2019, we did not sell any common shares in a private placement. During the nine months ended September 30, 2019, we issued 255,000 and 127,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $7,003.  During the nine months ended September 30, 2018, we did not sell any common shares in a private placement.  During the nine months ended September 30, 2018, we issued 243,000 and 166,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $7,336.

During the nine months ended September 30, 2019, no partnership units were issued in relation to property acquisitions.

During the nine months ended September 30, 2018, we issued limited partnership units valued at approximately $2,176 in connection with the acquisition of of one property.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2019, most of our commercial leases require tenants to pay directly or reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the nine months ended September 30, 2019, inflation did not have a material impact on our revenues or net income.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended September 30, 2019.

Other Sales

During the three months ended September 30, 2019, we did not issue any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4 (a) (2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the nine months ended September 30, 2019:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2019	3,000	5,000	$18.00	1,190,000	774,000	$7,743
February 1-28, 2019	2,000	3,000	$18.00	1,192,000	777,000	$7,655
March 1-31, 2019	6,000	27,000	$18.00	1,198,000	804,000	$7,059
Total	11,000	35,000

April 1-30, 2019	4,000	5,000	$18.00	1,202,000	809,000	$6,905
May 1-31, 2019	2,000	8,000	$18.00	1,204,000	817,000	$6,728
June 1-30, 2019	3,000	3,000	$18.00	1,207,000	820,000	$6,632
Total	9,000	16,000

July 1-31, 2019	5,000	2,000	$18.00	1,212,000	822,000	$6,506
August 1-31, 2019	8,000	2,000	$18.00	1,220,000	824,000	$6,335
September 1-30, 2019	—	1,000	$18.00	1,220,000	825,000	$6,312
Total	13,000	5,000

For the three months ended September 30, 2019, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended September 30, 2019, all common shares and units redeemed were redeemed as part of the publicly announced plans.

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
10.1

Amendment No. 1 to the Eigth amended and Restated Advisory agreement effective September 1, 2019 (incorporated by reference to Exhibit No.10.1 to the Company’s Current Report on Form 8-k filed September 25, 2019).

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2019 and December 31, 2018; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended June 30, 2019; (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 8, 2019

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Erica J. Chaffee
Erica J. Chaffee
Chief Financial Officer
(Principal Financial and Accounting Officer)