Form 10-K
period 2019-12-31
Sterling Real Estate Trust
filed 2020-03-13
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Common Shares of Beneficial Interest

(Title of Class)

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, par value $0.01 per share	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: none

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

Large accelerated filer	◻	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	◻		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ◻ Yes ☑ No

The aggregate market value of the common shares of beneficial interest held by non-affiliates as of June 30, 2019 was approximately $153,008,964, computed by reference to the price at which the common shares was last sold as of such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 6, 2020
Common Shares of Beneficial Interest, $0.01 par value per share	9,562,818

Documents Incorporated by Reference: Portions of Sterling’s Proxy Statement for its 2020 Annual Meeting of Shareholders, which Sterling intends to file with the Securities and Exchange Commission within 120 days after the end of Sterling’s fiscal year ended December 31, 2019, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If Sterling does not file its Proxy Statement on or before 120 days after the end of its 2019 fiscal year, Sterling will file the required information in an amendment to this Annual Report on Form 10-K.

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

The forward-looking statements included herein are based on our current expectations, plans, estimates and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying the forward-looking statements contained herein could be inaccurate. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure readers that the forward-looking statements included in this filing will prove to be accurate. The accompanying information contained in this Annual Report on Form 10-K, including, without limitation, the information set forth under the section entitled “Risk Factors” in Item 1A, identifies important additional factors that could materially adversely affect actual results and performance. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of certain unanticipated events or changes to future operating results.

PART I

All dollar amounts in this Form 10-K are stated in thousands with the exception of share and per share amounts, unless otherwise indicated.

ITEM 1.  BUSINESS

GENERAL

Sterling Real Estate Trust (“we,” “us,” “our,” “Company,” “Trust” or “Sterling”) is a real estate investment trust (“REIT”). Sterling is registered in North Dakota as an unincorporated business trust in December, 2002.  References in this Annual Report on Form 10-K to the “Company,” “Sterling,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors.  At December 31, 2019, we owned directly or through our operating partnership, 173 properties in 11 states.

UPREIT Structure

We operate as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we conduct substantially all of our investment activities and hold all or substantially all of our assets through our operating partnership Sterling Properties, LLLP. We control the operating partnership as the general partner and own approximately 34.63% of the operating partnership as of December 31, 2019. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be our assets and income.

We use this UPREIT structure to facilitate acquisitions of real estate properties. A sale of property directly to a REIT is generally a taxable transaction to the property seller. However, in an UPREIT structure, if a property seller exchanges the property for limited partnership units, the seller may defer taxation of gain in such exchange until the seller resells its limited partnership units or exchanges its limited partnership units for the REIT’s common stock. By offering the ability to defer taxation, we may gain a competitive advantage in acquiring desired properties over other buyers who cannot offer this benefit. In addition, investing in our operating partnership, rather than directly in Sterling, may be more attractive to certain institutional or other investors due to their business or tax structure. If an investor is interested in making a substantial investment in our operating partnership, our structure provides us the flexibility to accommodate different terms for each investment, while applicable tax laws generally restrict a REIT from charging different fee rates among its shareholders. Finally, if our shares become publicly traded, the former property seller may be able to achieve liquidity for the investment in order to pay taxes

Operating Partnership

Our operating partnership, Sterling Properties, LLLP, was formed as a North Dakota limited liability limited partnership on April 25, 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of multifamily dwellings and commercial properties located principally in the upper and central Midwest United States.

Since our formation, our focus has consisted of owning and operating income-producing real estate properties. In 2006, we held 23 total properties approximating $56,265 in total assets. Between 2007 and 2019, we focused extensively on strengthening the multifamily component of our portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties are located in North Dakota. Our portfolio has grown to 173 properties, approximating $699,686 in total assets, and book equity, including noncontrolling interests, of approximately $279,047 as of December 31, 2019. As of December 31, 2019, our portfolio contained approximately 9,852 apartment units and 1,662,000 square feet of leasable commercial space.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Our Advisor

Our external Advisor is Sterling Management, LLC, a North Dakota limited liability company formed on November 14, 2002. Our Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf. The Advisor is owned in part by Kenneth Regan, a trustee and our Chief Executive Officer, by an entity controlled by James Wieland, also one of our trustees, by Joel Thomsen, our Chief Investment Officer, and by Ryan M. Downs, our President. In addition, Messrs. Regan, Wieland, Thomsen and Downs serve on the Board of Governors of the Advisor. From 2007 to 2019, our Advisor’s staff increased in number and expertise, growing from four to 26 full-time employees. On February 1, 2020, Joel Thomsen was appointed Chief Executive Officer of our Advisor. Kenneth Regan will still serve as Chairman of the Board of Governors for our Advisor.

In September 2019, Sterling Management, LLC onboarded a projects management department that consisted of nine new employees.  This team is responsible for overseeing and managing all capital projects that are being completed on the portfolio’s 173 properties, oversite and management, that was previously being completed by our third-party property managers. We expect the internal management of capital projects will allow for efficiencies in how capital projects are managed as well as provide better transparency operationally between all departments of Sterling Management. In addition, the services will allow Sterling Management to provide a complete asset management service to the properties.  Prior to onboarding, the Trust paid a project management fee to the third-party property managers. Commencing September 1, 2019, the project management fee calculated on projects is paid to Sterling Management, LLC.

Our Audit Committee

Our Audit Committee was established by the Board of Trustee’s to assist the Board in fulfilling its fiduciary responsibilities. The Audit Committee assists the Board by overseeing the integrity of the Trust’s financial statements, financial reporting processes, internal accounting and financial controls and the annual independent audit of the Trust’s financial statements. The Audit Committee also oversees the establishment and maintenance of processes to assure the Trust’s compliance with all applicable laws, regulations and Trust policy. In performing its work, it is the Audit Committee’s responsibility to foster free and open means of communication between the Trustees, the independent auditors and the Trust’s financial managers. Our Audit Committee is currently comprised of Timothy Hunt (Chairman), Lance Wolf, James Hansen and Timothy Haugen.

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

Although we have executive officers, we do not have any paid employees. Our President, Chief Executive Officer, Chief Investment Officer, Chief Financial Officer, Treasurer and Secretary are also officers, employees, owners or governors of our Advisor. Among others, such executive officers oversee our Advisor’s day-to-day operations with respect to us. However, when doing so, such executive officers are acting on behalf of our Advisor in performing the Advisor’s obligations under the Advisory Agreement. Generally, the only services performed by our executive officers are those required by law or regulation, such as executing documents as required by North Dakota law and providing certifications required by the federal securities laws.

Organizational Structure

The following chart shows our structure:

(1)

The Advisor is owned in part by our Chief Executive Officer and Trustee Mr. Kenneth P. Regan (36.578%), by Wieland Investments, LLLP, an entity controlled by our Trustee Mr. James S. Wieland (31.578%), by our Chief Investment Officer Joel Thomsen (10.00%) and by our President Ryan M. Downs (3.00%). In addition, Mr. Regan serves as the Chief Executive Officer and Chairman of the Board of the Advisor, and Messrs. Wieland, Thomsen and Downs serve on the Board of Governors of the Advisor.

(2)

The Advisor serves as both our and our operating partnership’s advisor. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 1.57% and 2.47%, respectively, of our shares as of December 31, 2019.

(3)

We control the operating partnership as the general partner and own approximately 34.63% of the operating partnership as of December 31, 2019. Mr. Regan and Mr. Wieland beneficially owned and had voting power over approximately 16.7% and 8.2%, respectively, of the operating partnership as of December 31, 2019.

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

Investment Strategy

Our current investment strategy is to acquire and hold ownership interests in multifamily residential properties primarily located in the central corridor of the contiguous 48 states.  There is no current plan for our existing commercial properties (industrial, medical, office and retail) in regard to retention or disposition.

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

Investment Guidance

Our Board of Trustees has provided investment guidance to the Advisor to direct our investment strategy. Changes to our investment guidance must be approved by our Board. The Advisor has been authorized to execute (1) commercial and multifamily real estate property acquisitions and dispositions (2) investments in other real estate related assets, in each case so long as such investments are approved by our Board and (3) acquiring property for the purposes of future development. Our Board will at all times have ultimate oversight over our investments and may change from time to time the scope of authority delegated to our Advisor with respect to acquisition and disposition transactions. Our current investment guidance is that future real estate investments be limited to multifamily apartment properties.  We currently have no plans with respect to our commercial properties in regard to retention or disposition.

Investments in Real Estate Properties

Our investment guidance provides we will primarily invest in existing or newly constructed real estate properties and interests in real estate properties by acquiring direct ownership or ownership interests through equity interests or other joint venture structures. We may also invest in other real estate property types, including undeveloped land or other development opportunities if the land is acquired for the purpose of producing rental or other operating income and either development or construction is in process or development or construction is planned. We primarily invest in real estate properties with existing rent and expense schedules or newly constructed properties with predictable cash flows. We concentrate our efforts on real estate properties located primarily in North Dakota and Minnesota, the central corridor of the contiguous 48 states and in or near metropolitan areas.

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

In addition we are subject to many other laws and governmental regulations applicable to our properties, and changes in the laws and regulations, or in their interpretation by agencies and the courts, occur frequently. Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988 (the “FHAA”) requires apartment communities first occupied after March 13, 1991, to be accessible to the handicapped and prohibits housing discrimination based upon familial status. The Housing for Older Persons Act (“HOPA”) provides age-based discrimination exceptions for housing developments qualifying as housing for older persons. Non-compliance with ADA, FHAA or HOPA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. We believe our properties which are subject to ADA, FHAA and/or HOPA are substantially in compliance with their present requirements.

Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition or ability to pay dividends. We do not believe our existing portfolio as of December 31, 2019 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

AVAILABLE INFORMATION

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and all amendments to these filings with the Securities and Exchange Commission (“SEC”). The public may read any materials filed by us with the SEC on the internet site maintained by the SEC at www.sec.gov. We also maintain an internet site at www.sretrust.com, which includes the reports and other documents we file with the SEC. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. This reference to our website is not intended to incorporate information found on the website into this filing.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

Risks Related to Sterling Real Estate Trust

•

Common shares of beneficial interest represent an investment in equity only, and not a direct investment in our assets. Therefore, common shareholders will hold only an indirect interest in our assets.

•

Our results are dependent on amounts received from the leasing and resale of investments, which is subject to market and economic changes. If income is insufficient to meet our capital needs, our ability to carry out our business plans could be adversely affected.

•	We may raise additional funds in the future to fund our capital needs, which may not be available on acceptable terms if at all.
•

Our success is based on continuing to locate and hold suitable real estate investments, and failure of our Advisor to locate additional suitable properties or the unsuccessful operation of our existing real estate investments could adversely affect our operations and our ability to pay dividends.

•

Our Board of Trustees may have to make expedited decisions on whether to invest in certain properties or real estate-related assets, including prior to receipt of detailed information on the investment.

•	We face competition from other real estate investors for suitable properties, and may not be successful in our attempts to acquire desirable properties
•	We may change our investment and operational policies without shareholder consent, and such changes could increase our exposure to additional risks.
•	There can be no assurance dividends will be paid or increase over time
•	We may pay dividends from sources other than our cash flow from operations, which could subject us to additional risks.
•	Dividends may include a return of capital, and shareholders may be required to recognize capital gain on distributions
•	We depend on certain executive officers and trustees, and the loss of such persons may delay or hinder our ability to carry out our investment strategies
•	Our systems may not be adequate to support our growth, and our failure to successfully oversee our portfolio of real estate investments could adversely affect our results of operation.
•

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

Risks Related to Our Structure

•	There are limitations on ownership of our common shares of beneficial interest, which could discourage a takeover transaction even if it is beneficial to our shareholders.
•	Our shareholders may experience dilution if we or our operating partnership issues additional securities
•	Our security holders have limited control over our operation, and the Board of Trustees has the sole power to appoint and terminate the Advisor.
•	Shareholders have no role in determining our investments and must rely on our Advisor and oversight by the Board of Trustees
•	We may issue common shares of beneficial interest with more favorable terms than the outstanding shares without shareholder approval
•	Shareholders could incur current tax liability on dividends they elect to reinvest in our shares, and may have to use separate funds to pay their tax liability

•	Our trustees, officers, Advisor and its affiliates have limited liability to us and our shareholders and may have the right to be indemnified under certain conditions.
•	There may be conflicts of interest between us and our shareholders on one side and our operating partnership and its limited partners on the other side.
•	If we are deemed to be an investment company under the Investment Company Act, our shareholders’ investment return may be reduced.
•	There is no public trading market for our shares, nor do we expect one to develop, which may negatively impact a shareholder’s ability to sell their shares and the price at which shares may be sold.
•	The estimated value of our common stock is based on a number of assumptions and estimates that may not be accurate and is also subject to a number of limitations
•	Shareholders may not be able to have their shares redeemed under the Share Redemption Plan, and if shareholders do redeem their shares, they will not receive the current value of the shares
•	There will be transfer restrictions on the shares, and we do not plan to register the shares for resale.

Risks Related to Our Status as a REIT and Related Federal Income Tax Matters

•

If we fail to continue to qualify as a REIT, we would incur additional tax liabilities that would adversely affect our operations and our ability to make distributions and could result in a number of other negative consequences.

•	As a REIT, we may be subject to tax liabilities that reduce our cash flow
•	We may be forced to borrow funds on a short-term basis, to sell assets or to issue securities to meet the REIT minimum distribution requirement or for working capital purposes.
•	If our operating partnership does not qualify as a partnership, its income may be subject to taxation, and we would no longer qualify as a REIT.
•	We have transfer restrictions on our shares that may limit offers to acquire substantial amounts of the trust’s shares at a premium
•	Complying with REIT requirements may restrict our ability to operate in a way to maximize profits
•	Complying with REIT requirements may force us to forego or liquidate otherwise attractive investments which could negatively impact shareholder value
•	Gains from asset sales may be subject to a 100% prohibited transaction tax, which tax could reduce the trust’s available assets and reduce shareholder value.
•

Ordinary dividends payable by REITs generally are taxed at the higher ordinary income rate which could reduce the net cash received by shareholders as a result of an investment in the trust and may be detrimental to our ability to raise additional funds through the sale of our common shares.

•	Changes in legislative or other actions affecting REITs may adversely affect our status as a REIT.
•	Our Board of Trustees may revoke our REIT election without shareholder approval, and we would no longer be required to make distributions of our net income.

Risks Related to Tax-Exempt Investors

•	Common shares may not be a suitable investment for tax-exempt investors.
•	Under certain circumstances, tax-exempt shareholders may be subject to unrelated business taxable income, which could adversely affect such shareholders.

Risks Related to Our Relationship with the Advisor and Its Affiliates

•	We depend on our Advisor for the successful operations of the REIT, and if required, we may not be able to find a suitable replacement advisor.
•	The termination or replacement of the Advisor could trigger a default or repayment event under financings.
•	The Advisor may not be able to retain its key employees, which could adversely affect our ability to carry out our investment strategies.
•	Payment of fees and expenses to the Advisor reduces the cash available for dividends.

Risks Related to Investments in Real Estate

•	Our performance could be adversely affected by the general risks involved in real estate investments.

•	Market disruptions may significantly and adversely affect our financial condition and results of operations.
•	Insufficient geographic diversity of our real estate investments could adversely affect our operating results if economic changes impact those real estate markets where we own significant assets
•	We face numerous risks associated with property acquisitions which could adversely affect our operating results.
•	We may invest in undeveloped real property, which requires us to pay expenses prior to receiving any income on the property.
•

We may acquire multiple properties in a single transaction, which may adversely affect our operations through the inclusion of less desirable investments or financing requirements greater than we would otherwise be willing to incur.

•

We may invest in co-ventures, where our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions that decrease the value of a real estate investment and lower our overall return.

•	We could experience difficulties or delays renewing leases or re-leasing space, which will increase our costs to maintain such properties without receiving income.
•	We could face potential adverse effects if a commercial tenant is unable to make timely rental payments, declares bankruptcy or become insolvent.
•	If our reserves for making capital improvements on our real estate investments are insufficient, we may be required to defer necessary capital improvements which could negatively affect our revenues.
•	Properties will face significant competition for tenants, which could limit our profitability
•	Increased affordability of single-family homes could limit our ability to retain residents, lease apartment units or increase or maintain rents
•	Investments in real estate are illiquid, and we may not be able to resell a property on terms favorable to us
•	Valuations and appraisals of our investments may not necessarily correspond to realizable value.
•	Uninsured losses related to real estate investments may adversely affect our results of operation
•	Discovery of toxic mold on our properties may adversely affect our results of operation
•	We may acquire a property or properties “AS IS,” which increases the risk of an investment that requires us to remedy defects or costs without recourse to the prior owner.
•	We may engage in leaseback transactions, which involve risks including a failure to qualify as a REIT.
•	We rely on affiliated and outside property managers to properly manage and lease our properties

Risks Related with Our Indebtedness and Financing

•	Current market conditions could adversely affect our ability to obtain financing
•	We will incur mortgage indebtedness and other borrowings, which will increase our business risks
•	We could face difficulties in refinancing loans involving balloon payment obligations.
•	The phase out of LIBOR and transition to SOFR as a benchmark interest rate could have adverse effects.
•	Derivatives and hedging activity could adversely affect cash flow.
•	Lenders may require restrictive covenants relating to our operations, which may adversely affect our flexibility and our ability to achieve our investment objectives.
•	Increases in interest rates on variable rate debt incurred by us will reduce cash available for dividends
•	Complying with REIT requirements may limit our ability to hedge liabilities through tax-efficient means which could adversely affect our operations
•	We may structure acquisitions of property in exchange for limited partnership units in our operating partnership on terms that could limit our liquidity or our flexibility

Risks Related to Investments in Real Estate Related Assets

•	Investments in real estate related equity assets could involve higher risks than other investments, which could adversely affect our operations and ability to make dividend payments
•

There are conflicts of interest in our relationship with the Advisor and its affiliates and several trustees, which could adversely affect our operations and business operations (Allocation of time and effort) (Division of Loyalty) (Allocation of Investment Opportunities)

Risks Related to Sterling Real Estate Trust

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

We may seek to raise additional funds in the future to fund our capital needs, and such funds may not be available on acceptable terms if at all.

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

Our future success substantially depends on the active participation of James Wieland, one of our trustees, Kenneth Regan, our Chief Executive Officer and a trustee, Ryan Downs, our President and Joel Thomsen, our Chief Investment Officer. Messrs. Wieland, Regan, Downs and Thomsen are also governors and owners of our Advisor. Messrs. Wieland, and Regan, have over 38 years of extensive experience each in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing, and through the Advisor, in locating desirable real estate investments and where serving as property manager, managing our properties. Losing the services of Messrs. Wieland, Regan, Downs or Thomsen could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us. See “Risks Related to Conflicts of Interest.”

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

The current estimated value of our common stock equals $19.25 per share. The methodology used by our Board to determine this value was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain and certain additional information. No formal valuation has been undertaken by us. Our valuation process involves a number of estimates, assumptions and subjective judgments that may not be accurate and complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles. The estimated value of our real estate assets used in the analysis may not necessarily represent the value we would receive or accept if the assets were marketed for sale. Further, acquisitions and dispositions of properties will have an effect on the value of our estimated price per share, which is not reflected in the current estimated price. Moreover, the estimated per share value of the common stock does not reflect a specific liquidity discount for the fact that the shares are not currently traded on a public market, a discount for the non-assumable or prepayment obligations associated with certain loans and other costs that may be incurred in connection with the sale of assets. A shareholder should not rely on the estimated value per share as being an accurate or precise measure of the then-current value of the shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest dividends by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

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

Derivatives and hedging activity could adversely affect cash flow.

In the normal course of business, we use derivatives to manage our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances. At other times we may utilize derivatives to increase our exposure to floating interest rates.  We may also use derivatives to manage commodity prices in the daily operations of our business.  There can be no assurance that these hedging arrangements will have the desired beneficial impact.  These arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them.  No strategy can completely insulate us from the risks associated with interest rate or commodity pricing fluctuations.

The phase out of LIBOR and transition to SOFR as a benchmark interest rate could have adverse effects.

In 2018, the Alternative Reference Rate Committee identified the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York.  By the end of 2021, it is expected that no new contracts will reference LIBOR and will instead use SOFR. Due to the broad use of LIBOR as a reference rate, all financial market participants, including the Company, are impacted by the risks associated with this transition and therefore it could adversely affect our operations and cash flows.

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

We have entered into three hedging transactions and may enter into additional such transactions. Hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments. The REIT provisions of the Code substantially limit our ability to hedge liabilities. Because we conduct substantially all of our operations through our operating partnership, any income from a hedging transaction entered into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute gross income to us for purposes of the 75% or 95% gross income test. As a result, we may be required to limit the operating partnership’s use of advantageous hedging techniques or to implement hedges through certain taxable corporations. This could increase the costs of hedging activities because any taxable corporation would be subject to tax on gains or expose the operating partnership to greater risks associated with changes in interest rates than is otherwise desirable. In addition, losses of a taxable corporation will generally not be deductible by the operating partnership and will generally only be available to offset future taxable income of such corporation. We intend to structure any hedging transaction in a manner that does not jeopardize our ability to qualify as a REIT.

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

We are subject to potential conflicts of interest arising out of our relationships with the Advisor, its affiliates and certain trustees. Conflicts of interest may arise among a trustee or the Advisor and its respective affiliates, on the one hand, and us and our shareholders, on the other hand. As a result of these conflicts, the trustee or Advisor may favor its own interests or the interests of its affiliates over the interest of our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2019, we owned 173 properties, containing approximately 9,852 apartments and 1,662,000 square feet of leasable commercial space.

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

With the exception of single tenant buildings, the majority of our real estate investments are managed by a third party. Property management firms usually receive between 3% and 5% of gross rent collection for their services. Substantially all of our commercial revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. More than half of our existing commercial property leases as of December 31, 2019 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

The 173 properties are located in 11 states, primarily in North Dakota and Minnesota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nebraska and Wisconsin. The residential and commercial portfolio of properties includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings as well as industrial properties. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota. Please see Notes 2 and 3 to the consolidated financials included in this report for more information.

As of December 31, 2019, approximately 73.4% (based on cost) of the properties were apartment communities located primarily in North Dakota and Minnesota with others located in Missouri and Nebraska. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases of less than a year.

As of December 31, 2019, approximately 26.6% (based on cost) of the properties were comprised of industrial, office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

The following table sets forth certain information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2019 (in thousands, except units or leasable sq. ft.).

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2019
32nd Avenue Office	Fargo, ND	2004	31,750	$4,230	92.96%
Aetna	Bismarck, ND	2006	50,000	7,210	100.00%
Amberwood	Grand Forks, ND	2016	95	4,081	92.29%
Applebee’s Neighborhood Bar & Grill	Apple Valley, MN	2011	4,997	2,523	100.00%
Applebee’s Neighborhood Bar & Grill	Bloomington, MN	2010	5,043	2,208	100.00%
Applebee’s Neighborhood Bar & Grill	Coon Rapids, MN	2010	5,576	2,434	100.00%
Applebee’s Neighborhood Bar & Grill	Savage, MN	2010	4,936	1,518	100.00%
Arbor	Bismarck, ND	2013	12	696	96.71%
Arbor II	Bismarck, ND	2013	12	700	97.76%
Arbor III	Bismarck, ND	2013	12	696	93.06%
Ashbury	Fargo, ND	2013 & 2016	61	4,139	94.20%
Auburn II	Fargo, ND	2007	24	1,089	85.77%
Autumn Ridge	Grand Forks, ND	2004	144	10,381	95.28%
Barrett Arms	Crookston, MN	2014	24	1,169	93.41%
Bayview	Fargo, ND	2007	100	4,516	88.51%
Becker Furniture	Waite Park, MN	2006	30,200	1,578	100.00%
Bell Plaza* (FKA Northland Plaza)	Bloomington, MN	2015	296,967	52,700	86.85%
Berkshire	Fargo, ND	2008	12	474	95.12%
Betty Ann	Fargo, ND	2009	24	928	91.12%
Biolife Plasma Center	Bismarck, ND	2008	11,671	2,756	100.00%
Biolife Plasma Center	Grand Forks, ND	2008	13,190	2,909	100.00%
Biolife Plasma Center	Janesville, WI	2008	12,225	2,282	100.00%
Biolife Plasma Center	Mankato, MN	2008	13,181	4,073	100.00%
Biolife Plasma Center	Marquette, MI	2008	11,737	3,196	100.00%
Biolife Plasma Center	Onalaska, WI	2008	12,180	2,450	100.00%
Biolife Plasma Center	Oshkosh, WI	2008	12,191	2,187	100.00%
Biolife Plasma Center	Sheboygan, WI	2008	13,230	2,573	100.00%
Biolife Plasma Center	Stevens Point, WI	2008	13,190	2,482	100.00%
Birchwood I	Fargo, ND	2017	18	421	98.36%
Birchwood II	Fargo, ND	2017	48	2,662	92.83%
Bradbury	Bismarck, ND	2018	96	6,057	91.28%
Bridgeport	Fargo, ND	2016	120	8,337	90.14%
Bristol Park	Grand Forks, ND	2016	80	5,742	89.50%
Brookfield	Fargo, ND	2008	72	2,620	93.87%
Cambridge (FKA 44th Street)	Fargo, ND	2013	42	2,416	94.33%
Candlelight	Fargo, ND	2012	66	2,030	88.02%

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2019
Carling Manor	Grand Forks, ND	2008	12	831	91.43%
Carlton Place	Fargo, ND	2008	213	8,743	90.92%
Carr	Fargo, ND	2017	18	830	94.64%
Cedars 4	Fargo, ND	2018	18	1,205	88.47%
Chandler 1802	Grand Forks, ND	2014	24	1,338	96.96%
Chandler 1834	Grand Forks, ND	2018	12	670	84.87%
Chandler 1866	Grand Forks, ND	2005	12	354	99.50%
Cherry Creek (FKA Village)	Grand Forks, ND	2008	35	1,770	94.96%
Cityside	Fargo, ND	2018	36	1,328	90.34%
Columbia West	Grand Forks, ND	2008	70	4,336	90.97%
Country Club	Fargo, ND	2011	40	1,814	90.83%
Countryside	Fargo, ND	2011	24	932	89.37%
Courtyard	St. Louis Park, MN	2013	151	9,179	96.76%
Dairy Queen	Dickinson, ND	2012	2,811	1,330	100.00%
Dairy Queen	Moorhead, MN	2011	2,712	1,185	100.00%
Dairy Queen	Apple Valley, MN	2018	5,348	3,079	100.00%
Dakota Manor	Fargo, ND	2014	54	2,788	90.44%
Danbury	Fargo, ND	2007	135	7,510	91.54%
Dellwood Estates	Anoka, MN	2013	132	11,910	98.41%
Eagle Run	West Fargo, ND	2010	144	6,985	90.82%
Eagle Sky I	Bismarck, ND	2016	20	1,573	92.88%
Eagle Sky II	Bismarck, ND	2016	20	1,645	91.31%
East Bridge	Fargo, ND	2017	58	6,427	91.57%
Echo Manor	Hutchinson, MN	2014	30	1,112	97.83%
Eide Bailly Building***	Fargo, ND	2007	74,646	9,193	100.00%
Emerald Court	Fargo, ND	2008	24	1,041	91.59%
Essex	Fargo, ND	2017	18	928	91.56%
Fairview	Bismarck, ND	2008	84	5,436	90.52%
Family Dollar Store	Mandan, ND	2010	9,100	820	100.00%
First International Bank & Trust	Moorhead, MN	2011	3,510	1,014	100.00%
Flickertail	Fargo, ND	2008	180	7,425	88.42%
Forest Avenue	Fargo, ND	2013	20	785	94.92%
Four Points Office Building	Fargo, ND	2007	11,973	1,394	100.00%
Galleria III	Fargo, ND	2010	18	1,117	96.78%
Garden Grove	Bismarck, ND	2016	95	7,205	95.83%
Gate City Bank	Grand Forks, ND	2008	17,406	1,522	100.00%
Georgetown	Fridley, MN	2014	462	33,837	97.04%
Glen Pond	Eagan, MN	2011	414	33,968	97.52%
Goldmark Office Park	Fargo, ND	2007	124,425	17,891	64.85%
Grand Forks Marketplace**	Grand Forks, ND	2003	182,522	21,484	100.00%
Granger Court	Fargo, ND	2013	59	3,169	95.24%
Great American Insurance Building	Fargo, ND	2005	15,000	2,245	73.82%
Griffin Court	Moorhead, MN	2014	128	5,228	86.43%
Guardian Building Products	Fargo, ND	2012	100,600	3,754	100.00%
Hannifin	Bismarck, ND	2013	14	789	96.81%
Harrison Richfield	Grand Forks, ND	2007	140	7,907	95.14%
Hartford	Fargo, ND	2018	30	1,407	88.03%
Highland Meadows	Bismarck, ND	2011	144	10,421	95.60%
Hunter’s Run I	Fargo, ND	2007	12	481	97.05%
Hunter’s Run II	Fargo, ND	2008	12	518	92.61%
Huntington	Fargo, ND	2015	10	435	92.85%
Islander	Fargo, ND	2011	24	1,159	90.98%
Jadestone	Fargo, ND	2017	18	838	90.13%
Kennedy	Fargo, ND	2013	12	813	90.76%
Library Lane	Grand Forks, ND	2007	60	2,999	94.19%
Madison (FKA Columbine)	Grand Forks, ND	2015	12	681	88.44%
Maple Ridge	Omaha, NE	2008	168	10,659	95.32%
Maplewood	Maplewood, MN	2014	240	16,370	95.10%
Maplewood Bend	Fargo, ND	2009 and 2010	182	7,326	88.87%
Martha Alice	Fargo, ND	2009	24	951	91.57%
Mayfair (FKA Colony Manor)	Grand Forks, ND	2008	24	1,316	90.24%
Midtown Plaza	Minot, ND	2004	17,797	1,296	97.81%

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2019
Monticello	Fargo, ND	2013	18	903	89.12%
Montreal Courts	Little Canada, MN	2013	444	28,120	96.73%
Morningside	Fargo, ND	2018	17	761	87.41%
Oak Court	Fargo, ND	2008	81	2,995	91.98%
Oakview Townhomes (FKA Arrowhead)	Grand Forks, ND	2017	82	5,909	96.31%
O'Reilly Auto Store	Mandan, ND	2010	6,300	679	100.00%
Pacific Park I	Fargo, ND	2013	30	999	93.27%
Pacific Park II	Fargo, ND	2013	39	1,089	93.52%
Pacific South	Fargo, ND	2013	15	553	80.58%
Park Circle	Fargo, ND	2017	18	937	94.23%
Parkview Arms	Bismarck, ND	2015	62	4,596	94.49%
Parkway Office (FKA Echelon Building)	Fargo, ND	2006	17,000	1,938	100.00%
Parkwest Gardens	West Fargo, ND	2014	142	7,849	86.80%
Parkwood	Fargo, ND	2008	40	1,389	91.21%
Pebble Creek	Bismarck, ND	2008	70	4,014	95.16%
Plumtree	Fargo, ND	2017	18	939	89.28%
Prairiewood Court I & II	Fargo, ND	2006 and 2007	60	2,335	81.69%
Prairiewood Meadows	Fargo, ND	2012	85	3,537	88.21%
Quail Creek	Springfield, MO	2015	164	10,996	94.23%
Redpath	White Bear Lake, MN	2016	25,817	4,017	100.00%
Regis Building	Edina, MN	2009	102,448	13,131	100.00%
Robinwood	Coon Rapids, MN	2014	120	8,284	98.34%
Rosedale Estates	Roseville, MN	2014	360	26,286	95.17%
Rosegate	Fargo, ND	2008	90	3,560	84.70%
Roughrider	Grand Forks, ND	2016	12	699	94.11%
Saddlebrook	West Fargo, ND	2008	60	1,804	88.63%
Sage Park (FKA Brighton Village)	New Brighton, MN	2014	240	17,636	96.99%
Sargent	Fargo, ND	2017	36	1,734	90.32%
Schrock	Fargo, ND	2013	18	751	94.10%
Sheridan Pointe	Fargo, ND	2013	48	2,884	95.23%
Sierra Ridge	Bismarck, ND	2006 and 2011	136	10,430	95.30%
Social Security Building	St. Cloud, MN	2007	10,810	2,912	100.00%
Somerset	Fargo, ND	2008	75	3,999	92.09%
Southgate	Fargo, ND	2007	162	6,472	90.93%
Southview III	Grand Forks, ND	2011	18	738	92.96%
Southview Village	Fargo, ND	2007	72	3,112	95.44%
Spring	Fargo, ND	2013	25	975	88.69%
Stanford Court	Grand Forks, ND	2013	96	4,508	86.96%
Stonefield	Bismarck, ND	2014	192	31,126	97.33%
Stony Brook	Omaha, NE	2009	148	11,617	96.40%
Summerfield	Fargo, ND	2015	18	825	95.01%
Summit Point	Fargo, ND	2015	87	6,596	94.00%
Sunchase	Fargo, ND	2017	36	1,878	94.41%
Sunset Ridge	Bismarck, ND	2008 and 2010	180	13,826	93.79%
Sunview	Grand Forks, ND	2008	36	1,955	92.65%
Sunwood Estates	Fargo, ND	2007	81	4,197	91.14%
Terrace on the Green	Moorhead, MN	2012	116	3,757	85.98%
Thunder Creek	Fargo, ND	2018	57	4,954	90.24%
Titan Machinery	Bismarck, ND	2015	22,293	3,423	100.00%
Titan Machinery	Dickinson, ND	2012	17,760	1,790	100.00%
Titan Machinery	Fargo, ND	2012	29,800	3,336	100.00%
Titan Machinery	Marshall, MN	2011	42,000	5,081	100.00%
Titan Machinery	Minot, ND	2012	23,690	2,630	100.00%
Titan Machinery	North Platte, NE	2016	16,480	1,769	100.00%
Titan Machinery	Sioux City, IA	2013	32,532	4,567	100.00%
Twin Oaks	Hutchinson, MN	2014	80	4,442	97.99%
Twin Parks	Fargo, ND	2008	66	2,500	91.64%
Valley Homes Duplexes	Grand Forks, ND	2015	24	2,463	89.22%
Valley View	Golden Valley, MN	2014	72	7,566	99.03%
Village Park	Fargo, ND	2008	60	2,368	94.33%
Village West	Fargo, ND	2008	80	2,980	87.99%
Walgreens	Alexandria, LA	2009	14,560	4,296	100.00%

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2019
Walgreens	Batesville, AR	2009	14,820	7,616	100.00%
Walgreens	Denver, CO	2011	13,390	5,210	100.00%
Walgreens	Fayetteville, AR	2009	14,550	5,810	100.00%
Walgreens	Laurel, MS	2010	14,820	4,542	100.00%
Washington	Grand Forks, ND	2016	17	745	92.63%
Wells Fargo Building	Duluth, MN	2007	95,961	10,182	82.13%
West Oak	Fargo, ND	2017	18	820	87.66%
Westcourt	Fargo, ND	2014	64	3,580	84.40%
Westside	Hawley, MN	2010	14	507	89.09%
Westwind	Fargo, ND	2008	18	620	91.53%
Westwood Estates	Fargo, ND	2008	200	7,930	87.75%
Willow Park	Fargo, ND	2008	102	6,668	91.08%
Woodland Pines (FKA Fredericksburg)	Omaha, NE	2018	173	12,458	94.17%

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

Geography

Of our 173 properties, 125 are located in North Dakota, with 82 being located in the greater Fargo, North Dakota and Moorhead, Minnesota metropolitan statistical area. The North Dakota region generated approximately 48.7% of our rental revenue for the year ended December 31, 2019.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of and for the years ended December 31, 2019 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$408,936	51.0%	$58,657	48.7%
Minnesota	302,219	37.7%	50,756	42.2%
Other	90,873	11.3%	10,926	9.1%
	$802,028	100.0%	$120,339	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, the 2018 estimated combined population of the Fargo, West Fargo and Moorhead metro area was 204,759 people.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2019:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	4.0%	3.8%	3.8%	3.6%	3.6%	3.7%	3.7%	3.7%	3.5%	3.6%	3.5%	3.5%
North Dakota (1)	2.5%	2.4%	2.3%	2.3%	2.3%	2.3%	2.4%	2.4%	2.5%	2.5%	2.5%	2.4%

(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Tenants

Our tenants are varied and consist of individuals and national, regional, and local businesses. Our commercial/retail properties generally attract a mix of tenants. In 2019,  2018 and 2017, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, restaurant, and medical. Within our office, retail and industrial properties, we have over 100 tenants who operate in numerous industries, including restaurants, pharmacy, medical, financing, banking, insurance, professional services, technology, wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one year periods. The following table lists a summary, as of December 31, 2019, of lease expirations on non-residential properties scheduled to occur during each of the ten calendar years from 2020 to 2029 and thereafter, assuming that tenants exercise no renewal options or early termination rights.  Base rents do not include CAM (common area maintenance).

The table is based on leases at December 31, 2019 for our non-residential properties including our unconsolidated affiliates (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring	% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent	Base Rent
Month-to-Month	5	35,422	2.33%	$623	2.79%
2020	14	212,655	13.97%	1,117	5.00%
2021	28	370,306	24.32%	2,866	12.82%
2022	20	277,721	18.24%	2,130	9.52%
2023	12	65,563	4.31%	528	2.36%
2024	9	45,108	2.96%	287	1.28%
2025	10	53,991	3.55%	680	3.04%
2026	2	97,559	6.41%	633	2.83%
2027	3	52,474	3.45%	375	1.68%
2028	9	118,386	7.78%	1,174	5.25%
2029	3	59,180	3.89%	683	3.05%
Thereafter	10	134,051	8.79%	11,264	50.38%
Leased Total	125	1,522,416	100.00%	$22,360	100.00%

Mortgage Notes Secured by the Properties

At December 31, 2019, we had $395,038 in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2020	$24,862
2021	38,756
2022	26,458
2023	49,220
2024	19,054
Thereafter	236,688
$395,038

Acquisitions and Dispositions

We had no acquisitions or dispositions during the year ended December 31, 2019. Capitalization rates are a key decision-making item used by the Board. In making acquisitions, the Board currently targets capitalization rates between 6.0 to 10.0%, depending on the amount of risk involved. For those properties with greater risk, the Board targets greater capitalization rates (9.0% or greater). For those properties exhibiting less risk, a lower capitalization risk is acceptable. For potential acquisitions, the Board also requires an adequate spread between the financing on the property and the capitalization rate. Capitalization rates for acquisitions are calculated using projected net operating income divided by the investment. Net operating income is calculated by taking GAAP net income and adding back depreciation, amortization and interest expense. Capitalization rates for dispositions are calculated in the same way with the exception of using historical, rather than projected, net operating income.  The market has seen an increase in investors, driving up overall acquisition prices, thus lowering capitalization rates below the target thresholds set by the board.

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

Insurance

We believe we have adequate property damage, fire loss and liability insurance on all of our properties with reputable, commercially rated companies. We also believe our insurance policies contain commercially reasonable deductibles and limits, adequate to cover our properties. We expect to maintain this type of insurance coverage and to obtain similar coverage with respect to any additional properties we acquire in the near future. Further, we have title insurance relating to our properties in an aggregate amount we believe to be adequate. In 2019, the operating partnership decided to self-

insure a portion of their habitational insurance policy. The change was due to the evolving insurance market and the rising cost of insurance premiums for the habitational market.

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

Shareholders and Unit Holders

As of March 6, 2020, we had 9,562,818, common shares of beneficial interests outstanding, held by a total of 983 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 6, 2020, there were approximately 17,917,440 limited partnership units of our operating partnership outstanding held by approximately 513 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest on a one-for-one exchange basis. The numbers of common shareholders and limited partners is based on the Company’s records.

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

	Dividends Per		Reinvested
2019 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.261250	$880	$1,585	$2,465	(a)
September 30	$0.261250	881	1,554	2,435
June 30	$0.261250	849	1,558	2,407
March 31	$0.261250	818	1,556	2,374
		$3,428	$6,253	$9,681

	Dividends Per		Reinvested
2018 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.254375	$802	$1,479	$2,281	(a)
September 30	$0.254375	793	1,455	2,248
June 30	$0.254375	759	1,458	2,217
March 31	$0.254375	765	1,425	2,190
		$3,119	$5,817	$8,936

(a)	Fourth quarter dividends paid on January 15th of the following year.

We expect that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions or the Board determines other action prudent.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended December 31, 2019.

Other Sales

During the year ended December 31, 2019, there were 1,475 limited partnership units or $28,033 exchanged for common shares on a one-for-one basis pursuant to redemption requests made by accredited investors.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the year ended December 31, 2019:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2019	3,000	5,000	$18.00	1,190,000	774,000	$7,743
February 1-28, 2019	2,000	3,000	$18.00	1,192,000	777,000	$7,655
March 1-31, 2019	6,000	27,000	$18.00	1,198,000	804,000	$7,059
Total	11,000	35,000

April 1-30, 2019	4,000	5,000	$18.00	1,202,000	809,000	$6,905
May 1-31, 2019	2,000	8,000	$18.00	1,204,000	817,000	$6,728
June 1-30, 2019	3,000	3,000	$18.00	1,207,000	820,000	$6,632
Total	9,000	16,000

July 1-31, 2019	5,000	2,000	$18.00	1,212,000	822,000	$6,506
August 1-31, 2019	8,000	2,000	$18.00	1,220,000	824,000	$6,335
September 1-30, 2019	—	1,000	$18.00	1,220,000	825,000	$6,312
Total	13,000	5,000

October 1-31, 2019	4,000	1,000	$18.00	1,224,000	826,000	$6,219
November 1-30, 2019	1,000	6,000	$18.00	1,225,000	832,000	$6,088
December 1-31, 2019	12,000	1,000	$18.00	1,237,000	833,000	$5,861
Total	17,000	8,000

For the year ended December 31, 2019, we redeemed all shares or units for which we received redemption requests.  In addition, for the year ended December 31, 2019, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $35,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of December 31, 2019 was $5,861. The redemption price for such shares and units redeemed under the plan was fixed at $18.00 per share or unit effective January 1, 2019. Subsequently the redemption price was increased to $18.25 effective January 1, 2020 and is the current redemption price.  The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial information and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and the notes thereto, both of which appear elsewhere in this Form 10-K.

	December 31,
	2019	2018	2017	2016	2015
BALANCE SHEET DATA:	(in thousands, except per share data)
Total assets	$699,686	$714,467	$691,605	$670,513	$642,375
Mortgage loans payable, net	$393,164	$406,017	$394,843	$390,479	$379,911
Total liabilities	$420,639	$430,716	$417,830	$411,858	$401,948
Stockholders' equity	$279,047	$283,751	$273,775	$258,655	$240,427

	Year Ended December 31,
	2019	2018	2017	2016	2015
STATEMENT OF OPERATIONS DATA:
Rental income	$120,339	$116,051	$114,280	$108,063	$97,182
Operating expenses	100,713	96,062	95,044	91,500	81,834
Interest	18,282	18,329	18,630	18,366	17,141
Depreciation and amortization	21,495	21,350	21,544	22,145	19,574
Total expenses	104,825	100,162	100,188	97,100	87,481
Total other income (expense)	545	6,089	5,791	1,894	1,683
Loss on impairment of property	—	—	—	—	412
Net income	16,059	21,978	19,883	12,857	11,384
Noncontrolling interest in income	10,525	14,604	13,369	8,432	7,098
Net income attributable to Sterling	$5,534	$7,374	$6,514	$4,425	$4,286
Net income per common share	$0.60	$0.84	$0.78	$0.56	$0.59
Weighted average shares outstanding	9,268	8,791	8,300	7,844	7,223
STATEMENT OF CASH FLOWS DATA:
Cash flows provided by operating activities	$41,326	$38,422	$37,478	$34,999	$28,315
Cash flows used in investing activities	(19,373)	(17,017)	(13,019)	(15,127)	(25,766)
Cash flows provided by (used in) financing activities	(34,636)	(11,893)	(23,176)	(13,178)	3,269
OTHER DATA
Dividends declared (a)	$9,681	$8,936	$8,212	$7,527	$6,885
Dividends declared per share	$1.0450	$1.0175	$0.9900	$0.9600	$0.9300

(a)	Consists of dividends paid by the Trust on its common shares of beneficial interest.

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

Executive Summary

Our real estate portfolio as of December 31, 2019 consists of 173 properties in 11 states. Our properties are primarily located in North Dakota and Minnesota and contain 9,852 apartment units and approximately 1,662,000 square feet of leasable commercial space.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $655,712, which includes construction in progress.  Our portfolio of properties currently includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings.  The Trust’s current investment strategy is to focus on multifamily real estate properties located primarily in the central corridor of the contiguous forty-eight (48) states.  There is no current plan for the existing commercial properties (industrial, medical, office, and retail) in regards to retention or disposition.

Specific Achievements

•	Increased revenues from rental operations by $4,288 or 3.7% for the year ended December 31, 2019, compared to the year ended December 31, 2018.
•	Declared and paid dividends aggregating $1.045 per common share for the year ended December 31, 2019.

Results of Operations for the Years Year Ended December 31, 2019 and 2018

	Year ended December 31, 2019			Year ended December 31, 2018
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$94,763	$25,576	$120,339	$89,783	$26,268	$116,051
Real Estate Expenses
Real Estate Taxes	9,372	2,706	12,078	8,870	2,754	11,624
Property Management	12,470	975	13,445	11,761	904	12,665
Utilities	8,198	1,174	9,372	7,746	1,460	9,206
Repairs and Maintenance	21,030	2,235	23,265	18,533	2,141	20,674
Insurance	2,684	92	2,776	2,138	98	2,236
Total Real Estate Expenses	53,754	7,182	60,936	49,048	7,357	56,405
Net Operating Income	$41,009	$18,394	59,403	$40,735	$18,911	59,646
Interest			18,282			18,329
Depreciation and amortization			21,495			21,350
Administration of REIT			4,112			4,100
Loss on lease terminations			—			(22)
Other (income)/expense			(545)			(6,089)
Net Income			$16,059			$21,978

Net Income Attributed to:
Noncontrolling Interest			$10,525			$14,604
Sterling Real Estate Trust			$5,534			$7,374
Dividends per share (1)			$1.0450			$1.0175
Earnings per share			$0.6000			$0.8400
Weighted average number of common shares			9,268			8,791

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues totaled approximately $120,339 for the year ended December 31, 2019 which constituted an increase of approximately $4,288 or 3.7% compared to the same period in 2018. Residential property revenues increased approximately $4,980 and commercial property revenues decreased approximately $692.

The following table illustrates the occupancy percentage for the periods ended indicated:

	December 31,	December 31,
	2019	2018
Residential occupancy	93.7%	93.6%
Commercial occupancy	91.8%	90.2%

Residential revenues for the year ended December 31, 2019 increased $4,980 in comparison to the same period for 2018.  Residential properties acquired since January 1, 2018 contributed approximately $2,308 to the increase in total residential revenues in the twelve months ended December 31, 2019. The remaining increase is due to increased rent charges at our stabilized properties, decreased vacancy, as well as increased collection efforts on receivable balances written off. Income related to Ratio Utility Billing System (RUBS) income in our Minneapolis market also contributed to the overall residential income increase. Residential revenues comprised 78.7% of total revenues for the year ended December 31, 2019 compared to 77.3% of total revenues for the year ended December 31, 2018.  Residential occupancy year-over-year has remained comparable increasing 0.1%, during the year ended December 31, 2019.

For the year ended December 31, 2019, total commercial revenues decreased $692 in comparison to the same period for 2018. The decrease was primarily attributable to the sale of three commercial properties in 2018, as well as rental incentives recorded in 2019 for an office building in Minneapolis, Minnesota. Commercial revenues comprised 21.3% of the total revenues for the year ended December 31, 2019 compared to 22.7% of total revenues for the year ended December 31, 2018. Commercial occupancy year-over-year has remained comparable, increasing 1.6%, during the year ended December 31, 2019. The increase is primarily due to fourth quarter leasing activity that occurred in properties located in Minnesota.

Expenses

Residential expenses from operations of $53,754 during the year ended December 31, 2019 increased $4,706 or 9.6% in comparison to the same period in 2018. The increase was attributed to an increase in repairs and maintenance expense of $2,497 or 13.5%, related to upgrades occurring on properties in the North Dakota region. Increases in real estate taxes of $502 or 5.7% and property insurance of $546 or 25.5% also contributed to the overall operational expense increase.  Actual property management fees increased $709 or 6%, during the year ended December 31, 2019 and continue to approximate 5% of net collected rents; however, other property management related expenses have increased due to increased competition for labor.

Commercial expenses from operations of $7,182 during the year ended December 31, 2019 decreased $175 or 2.4% in comparison to the same period in 2018.  The decrease was attributed to a decrease in utilities expense of $286 or 19.59%. The utility decrease was offset by an increase to repairs and maintenance expense of $94 or 4.4%, during the year ended December 31, 2019. These operational expense variances primarily relate to the demolition and disposition of a commercial property in Fargo, North Dakota. Property management expense increased by $71 of 7.9%, during the year ended December 31, 2019 which offset the decrease in utility expense.

Interest expense of $18,282 during the year ended December 31, 2019 decreased $47 or 0.3% in comparison to the same period in 2018.   Interest expense was approximately 15.19% and 15.79% of rental income for the year ended December 31, 2019 and 2018, respectively. The decrease of interest expense primarily relates to increased construction in progress. Interest expense for construction in progress is classified as a contra-expense account, offsetting interest expense.  Pay offs of higher interest rate loans during the year end 2019 decreased the overall rated average interest rate on our consolidated mortgage debt.  Interest expense on mortgages for the years ended December 31, 2019 and 2018 as a percentage of revenue was 14.7% and 14.9% respectively.

Depreciation and amortization expense of $21,495 during the year ended December 31, 2019 increased $145 or 0.7% in comparison to the same period in 2018. The increase is primarily due to normal increases in monthly amortization expense.

Other income (expense) of $545 for the year ended December 31, 2019 decreased $5,544 or 91% in comparison to the same period in 2018.  The decrease was primarily attributed to disposition activity in the prior period that did not occur in the current period. In addition, during the year ended December 31, 2018 we recognized a gain on involuntary conversion of $1,467 and a gain on sale of real estate investments of $3,715, where no such capital transaction occurred during the year ended December 31, 2019. Furthermore, during the year ended December 31, 2019, we incurred a $816 loss on involuntary conversion due to the evaluation and analysis of a commercial property in Fargo, ND, where the future economic benefit of a portion of the property was determined to be non-recoverable. Based on the facts and circumstances surrounding the demolition, we will not be recognizing insurance proceeds related to the loss.

REIT administration expenses of $4,112 for the year ended December 31, 2019 increased $12 or 0.3% in comparison to the same period in 2018.

Net Operating Income

We measure the performance of our segments based on net operating income (“NOI”), which we define as total revenue from rental operations less expenses from rental operations and real estate taxes (excluding depreciation and amortization related to real estate investments and impairment of real estate investments). We believe that NOI is an important supplemental measure of operating performance for a REIT because it provides a measure of core operations unaffected by depreciation, amortization, financing, and administration expense. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income, net income available for non-controlling interests and shareholders of the Trust or cash flow from operating activities as a measure of financial performance. See Note 3 to the Consolidated Financial Statements included herein, as well as the above table for more information on NOI performance by segment.

Net Income

Net income for the year ended December 31, 2019 was $16,059 compared to $21,978 for the year ended December 31, 2018.  During the year ended December 31, 2018, the Company recognized gains in other income totaling $5,181, as discussed above, which resulted in higher net income in the prior period than the current period.

Results of Operations for the Years Ended December 31, 2018 and 2017

	Year ended December 31, 2018			Year ended December 31, 2017
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$89,783	$26,268	$116,051	$86,858	$27,422	$114,280
Real Estate Expenses
Real Estate Taxes	8,870	2,754	11,624	8,118	2,934	11,052
Property Management	11,761	904	12,665	11,363	872	12,235
Utilities	7,746	1,460	9,206	7,103	1,423	8,526
Repairs and Maintenance	18,533	2,141	20,674	19,293	2,120	21,413
Insurance	2,138	98	2,236	1,406	92	1,498
Total Real Estate Expenses	49,048	7,357	56,405	47,283	7,441	54,724
Net Operating Income	$40,735	$18,911	59,646	$39,575	$19,981	59,556
Interest			18,329			18,630
Depreciation and amortization			21,350			21,544
Administration of REIT			4,100			5,144
Loss on lease terminations			(22)			146
Other (income)/expense			(6,089)			(5,791)
Net Income			$21,978			$19,883

Net Income Attributed to:
Noncontrolling Interest			$14,604			$13,369
Sterling Real Estate Trust			$7,374			$6,514
Dividends per share (1)			$1.01750			$0.9900
Earnings per share			$0.8400			$0.7800
Weighted average number of common shares			8,791			8,300

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues totaled approximately $116,051 for the year ended December 31, 2018 which constituted an increase of approximately $1,771 or 1.5% compared to the same period in 2017. Residential property revenues increased approximately $2,925 and commercial property revenues decreased approximately $1,154.

The following table illustrates changes the occupancy percentage for the twelve month periods indicated:

	December 31,	December 31,
	2018	2017
Residential occupancy	93.6%	94.7%
Commercial occupancy	90.2%	95.6%

Residential revenues for the year ended December 31, 2018 increased $2,925 in comparison to the same period for 2017.  Residential properties acquired since January 1, 2017 contributed approximately $2,576 to the increase in total residential revenues in the year ended December 31, 2018.  Residential revenues comprised 77.3% of total revenues for the year ended December 31, 2018 compared to 76.0% of total revenues for the year ended December 31, 2017. Residential occupancy year-over-year decreased 1.1% due to increased competition from development of new properties.

For the year ended December 31, 2018 total commercial revenues decreased $1,154 in comparison to the same period for 2017. Rental income from commercial properties acquired since January 1, 2017 decreased approximately $1,255 in comparison to the year ended December 31, 2017.  The decrease was primarily attributed to the sale of three commercial properties in the second and third quarters of 2018 offset by the acquisition of one retail property in September 2018. Commercial revenues comprised 22.7% of total revenue for the year ended December 31, 2018 compared to 24.0% of total revenues for the year ended December 31, 2017. Commercial physical occupancy decreased 5.4% due to increased development of new commercial properties, primarily in the North Dakota region.

Expenses

Residential expenses from operations of $49,048 during the year ended December 31, 2018 increased $1,765 or 3.7% in comparison to the same period in 2017.  Expenses driving this increase were real estate tax expenses, which increased $752 or 9.3% primarily due to real estate tax law changes in North Dakota and property insurance which increased $733 or $52.1% due to higher premiums, and additional property through acquisition purchases. Actual property management fees remained relatively unchanged and continued to approximate 5% of net collected rents; however, other property management related expenses increased due to increased competition for labor.

Commercial expenses from operations of $7,357 during the year ended December 31, 2018 decreased $84 or 1.13% in comparison to the same period in 2017. The decrease was primarily driven by the decrease in real estate tax expense of $180 of 6.1%, relating to the sale of commercial properties during the year ended December 31, 2018.

Interest expense of $18,329 during the year ended December 31, 2018 decreased $301 or 1.62% in comparison to the same period in 2017 due to decreased financing activity during the year.  At year end there were several new loans issued that minimally impacted interest expense. Interest expense was approximately 15.8% and 16.3% of rental income for the years ended December 31, 2018 and 2017, respectively.

Depreciation and amortization expense of $21,350 decreased $194 or 0.9% for the year ended December 31, 2018 in comparison to the same period in 2017. Amortization expense will continue to decrease as lease intangibles become fully amortized. Depreciation and amortization expense as a percentage of rental income for the years ended December 31, 2018 and 2017 was relatively consistent at 18.4% and 18.9%, respectively.

Other income (expense) during the year ended December 31, 2018 was $6,089.  During the year ended December 31, 2018, the Company recognized a net gain of $3,715 on the sale of real estate investments (three properties) and a gain on involuntary conversion of $1,467.   In comparison, the Company’s other income (expense) during the year ended December 31, 2017 included a net gain of $2,049 incurred in connection with the sale of a retail property in June 2017 and the sale of vehicles in January 2017.  In addition, other income in the year ended December 31, 2017 included a $2,186 gain on a change in control over a real estate investment.

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

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the year ended December 31, 2019

During the year ended December 31, 2019,  there were no acquisitions or dispositions. The market has seen an increase in investors, driving up overall acquisition prices, thus lowering capitalization rates below the target thresholds set by the board.

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

See Notes 17 and 18 to the Consolidated Financial Statements included herein for more information regarding our acquisitions and dispositions during the years ended December 31, 2019 and 2018 and 2017.

Joint Venture

During the year ended December 31, 2019, the operating partnership invested in two joint ventures.

The operating partnership owns a 60% interest in a joint venture (“SE Savage”) that is currently developing a 190 unit multifamily property. The operating partnership has contributed $3,277 in cash to SE Savage during 2019. SE Savage holds land located in Savage, Minnesota, total assets of $5,464, and no mortgage payable.

The operating partnership owns a 60% interest in a joint venture (“SE Maple Grove”) that intends to develop a 160 unit multifamily property. The operating partnership has contributed $2,073 in cash to SE Maple Grove during 2019. SE Maple Grove holds land located in Maple Grove, Minnesota, total assets of $3,455, and no mortgage payable.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the years ended December 31, 2019, 2018 and 2017, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Year ended December 31, 2019			Year ended December 31, 2018			Year ended December 31, 2017
		Weighted Avg	Per		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$5,534	9,268	$0.60	$7,374	8,791	$0.84	$6,514	8,300	$0.78

Add back:
Noncontrolling Interest - OPU	10,647	17,831		14,768	17,607		13,634	17,375
Depreciation & Amortization from continuing operations	21,495			21,350			21,544
Pro rata share of unconsolidated affiliate depreciation & amortization	378			377			382
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—			(3,715)			(4,261)
Funds from operations applicable to common shares and limited partnership units (FFO)	$38,054	27,099	$1.40	$40,154	26,398	$1.52	$37,813	25,675	$1.47

(1)	Please see Note 10 and Note 12 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Liquidity and Capital Resources

Our principal demands for funds will be for the: (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends/distributions, (iv) payment of principal and interest on current and any future outstanding indebtedness, (v) redemptions of our securities under our redemption plans and (vi) capital improvements and property related expenditures. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and fund any repurchase requests from our shareholders and the unit holders of our operating partnership from cash flow from operations; however, we may use other sources to fund dividends/distributions and repurchases, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from cash flow from operations, net proceeds of share offerings, UPREIT issuance of partnership units and debt proceeds.

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

Historically, the geographic location of our properties and credit-worthiness of our tenants have resulted in minimal to no property impairments. We currently anticipate the trend to continue. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may deteriorate. In addition, occupancy levels in markets may decline.

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

Lease Expirations and Occupancy

There is one material commercial triple net lease is scheduled to expire in the next twelve months.  The Advisor, with the assistance of our property managers, actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term. In the cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.

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

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Net cash flows provided by operating activities	$41,326	$38,422
Net cash flows used in investing activities	$(19,373)	$(17,017)
Net cash flows used in financing activities	$(34,636)	$(11,893)

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

Net cash provided by operating activities was $41,326 and $38,422 for the years ended December 31, 2019 and 2018, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the years ended December 31, 2019 and 2018 were primarily from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $19,373 and $17,017 for the years ended December 31, 2019 and 2018, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the years ended December 31, 2019 and 2018, cash flows used in investing activities related primarily to 2019 and 2018 capital expenditures of $15,445 and $10,273, respectively, as well as 2019 investment in unconsolidated affiliates of $5,350 and 2018 acquisition activity of $20,419.  In addition, during the year ended December 31, 2019, a $1,300 revolving line of credit was made to an unrelated third party. The line bears an interest rate of Prime Plus 2% or 6.75% as of December 31, 2019. In addition, during the years ended December 31, 2019 and 2018, proceeds of $2,596 and $1,112 were received from involuntary conversions.

Financing Activities

Our financing activities generally consist of funding property purchases by raising capital, issuing UPREIT units, using excess cash and/or securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $34,636 and $11,893 for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019,  we paid $21,872 in dividends and distributions, redeemed $2,023 of shares and units, received proceeds of $3,293 from optional cash purchases, $15,087 from new mortgage notes payable, and made mortgage principal payments of $28,388. For the year ended December 31, 2018, we paid $21,265 in dividends and distributions, redeemed $2,431 of shares and units, received proceeds of $4,176 from optional cash purchases, new mortgage notes payable of $23,728, and made mortgage principal payments of $15,060.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2019 to December 31, 2019 totaling $9,681 or $1.045 per share, of which $3,426 was cash dividends and $6,253 were reinvested through the dividend reinvestment plan.

We declared cash dividends to our shareholders during the period from January 1, 2018 to December 31, 2018 totaling $8,936 or $1.0175 per share, of which $3,119 was cash dividends and $5,817 were reinvested through the dividend reinvestment plan.

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

The following table presents certain information regarding our dividend coverage:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Cash flows provided by operations (includes net income of $16,059 and $21,978, respectively)	$41,326	$38,422
Distributions in excess of earnings received from unconsolidated affiliates	126	162
Gain (Loss) on sales of real estate and non-real estate investments	—	3,715
Dividends declared	(9,681)	(8,936)
Excess	$31,771	$33,363

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2019, we declared quarterly distributions totaling $18,627 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, and October 15, 2019 and January 15, 2020. Distributions were paid at a rate of $0.26125 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the year ended December 31, 2018, we declared quarterly distributions totaling $17,955 to holders of limited partnership units in our operating partnership, which we paid on April 16, July 16, October 16, 2018 and January 15, 2019. Distributions were paid at a rate of $0.254375 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the year ended December 31, 2019, we declared aggregate dividends of $9,681, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $38,054, therefore, our management believes our distribution policy is sustainable over time. For the year ended December 31, 2018, we declared aggregate dividends of $8,936 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $40,154 for the year ended December 31, 2018. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At December 31, 2019, our cash resources consisted of cash and cash equivalents totaling approximately $9,002. Our cash reserves can be used for working capital needs and other commitments.  In addition, we had unencumbered properties with a gross book value of $70,180, which could potentially be used as collateral to secure additional financing in future periods.

At December 31, 2019, there was no balance outstanding on the lines of credit totaling $32,815. Of the $32,815 available as of December 31, 2019, one variable rate line of credit secured two letters of credit totaling $1,216, leaving $31,599 available and unused under the agreements. See Note 6 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the year ended December 31, 2019, we did not sell any common shares in private placements. During the year ended December 31, 2019,  we issued 340,000 and 173,000 common shares under the dividend reinvestment plan and optional share purchases, respectively which raised gross proceeds of $9,438.  During the year ended December 31, 2018, we did not sell any common shares in private placements. During the year ended December 31, 2018, we issued 325,000 and 226,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively which raised gross proceeds of $9,887.

At December 31, 2019, our restricted deposits of $8,380 consisted of lenders’ escrows and funds restricted through lender or other agreements.

During the year ended December 31, 2019, no partnership units were issued in relation to property acquisitions.

During the year ended December 31, 2018, we issued limited partnership units valued at approximately $7,819 in connection with the acquisition of nine properties.

Off-Balance Sheet Arrangements

As of December 31, 2019, and 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under our debt obligations as of December 31, 2019.

	Payments Due by Year (in thousands)
	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt (a):
Fixed rate (b)	$24,862	$38,756	$26,458	$49,220	$19,054	$236,688	$395,038
Interest (c)	15,129	13,845	12,721	10,748	9,184	26,866	88,493
Special assessments	74	44	44	44	45	437	688
	$40,065	$52,645	$39,223	$60,012	$28,283	$263,991	$484,219

(a)	Amounts exclude capitalized loan fees of $1,874, net of accumulated amortization, as of December 31, 2019. Fixed rate amounts for each year include scheduled principal amortization payments.
(b)	Included in fixed rate debt is $12,960 of variable rate mortgage debts that have been swapped to fixed rate through their maturities on April 2020 and November 2029.
(c)	Represents expected interest payments on our consolidated debt obligations as of December 31, 2019.

Inflation

Substantially all of our multifamily property leases are for a term of one year or less. In an inflationary environment, this may allow us to realize increased rents upon renewal of existing leases or the beginning of new leases. Short-term leases generally will minimize our risk from the adverse effects of inflation, although these leases generally permit residents to leave at the end of the lease term and therefore will expose us to the effect of a decline in market rents. In a deflationary rent environment, we may be exposed to declining rents more quickly under these shorter-term leases.

As of December 31, 2019, most of our commercial leases require tenants to reimburse us for a share of our operating expenses. As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the year-ended December 31, 2019, inflation did not have a material impact on our revenues or net income.

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

Business Interruption Proceeds

Insurance recoveries for business interruption was recognized during the year ended December 31, 2019, for $879.  The event that resulted in these recoveries during the year ending December 31, 2019, was caused by a roof collapse at one of our commercial properties in Fargo, North Dakota.  The insurance proceeds are reflected in the statement of operations included in real estate rental income.

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

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in 2019 and 2018.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in 2019 and 2018.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information. The fair value was not determined based on, nor intended to comply with, fair value standards under US GAAP and the value may not be indicative of the price we would get for selling our assets in their condition.

Determination of price is a matter within the Board’s sole discretion. The Trust does not determine price based on any rote formula or specific factors. At this time, no shares are held in street name accounts and the Trust is not subject to FINRA’s specific pricing requirements set out in Rule 2231 or otherwise. Thus, the Trust does not employ any specific valuation methodology or formula. Rather, the Board looks to available data and information, which is often adjusted and weighted, or discounts are applied to comport more closely with the assets held by the Trust at the time of valuation. The principal valuation methodology utilized is the NAV calculation/direct capitalization method. The information made available to the Board is assembled by the Trust’s Advisor.

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

Furthermore, in reaching an estimate of the value of the shares and limited partnership units, the Board applied a liquidity discount to one valuation scenario in order to reflect the fact that the shares and limited partnership units are not currently traded on a national securities exchange, but did not apply a discount for debt that may include a prepayment obligation or a provision precluding assumption of the debt by a third party, or reflect the costs that are likely to be incurred in connection with an appropriate exit strategy, whether that strategy might be a listing of the limited partnership units or common shares on a national securities exchange or a merger or sale of our portfolio.

There have been no material changes in our Significant Accounting Policies as disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2019 included elsewhere in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recent Developments

Common Share Dividends. On January 15, 2020, we paid a dividend or distribution of $0.26125 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2019. All future dividends remain subject to the discretion of our Board of Trustees.

Share and Unit Price Increase. The Board of Trustees approved an increase in the common share price from $19.00 per share to $19.25 per share effective January 1, 2020.

Acquisitions: On January 10, 2020, we acquired a 54-unit apartment complex in Fargo, North Dakota for $4,968. Total consideration given for the acquisition was approximately 104,000 limited partnership units of the operating partnership valued at $19.00 per unit for an aggregate consideration of $1,971 and cash of $2,997.

On January 31, 2020, we acquired a 12-unit apartment complex in Fargo, North Dakota for $612. Total consideration given for the acquisition was approximately 29,000 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of $557 and cash of $55.

On March 1, 2020, we acquired 74 units in 6 apartment complexes located in Bismarck, North Dakota for $4,077. Total consideration given for the acquisition was approximately 211,800 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of $4,077.

On March 1, 2020, we acquired 48 units in 2 apartment complexes located in Fargo, North Dakota for $2,400. Total consideration given for the acquisition was approximately 124,700 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of $2,400.

Financing: On January 27, 2020, a joint venture we have a 60% interest, closed on a $26,000 construction loan to fund the development of a multi-family property located in Savage, Minnesota. The Trust is jointly and severally liable for the full mortgage balance. In addition, on the same date, we entered into a loan facility with the joint venture to provide an additional $5,007 in financing for the project.

On March 6, 2020, we paid off 2 mortgage notes totaling approximately $5,890.

Litigation: On February 10, 2020, the Trust settled a tenant dispute with a tenant of a Minneapolis, Minnesota property. The settlement did not lead to a material change in the consolidated financial statements.

Disposition: On March 1, 2020, we disposed of a retail location in Apple Valley, Minnesota for $3,670.

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

The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2019 for each of the next five years and thereafter and the weighted average interest rates by year.

	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Fixed rate debt:
Mortgage notes payable (a)	$24,862	$38,756	$26,458	$49,220	$19,054	$236,688	$395,038

Weighted average interest rate on debt:
Fixed rate debt
Mortgage notes payable (a)	4.48%	4.50%	4.30%	4.46%	4.31%	4.24%	4.31%

(a)	Amounts exclude capitalized loan fees of $1,875, net of accumulated amortization, as of December 31, 2019. Fixed rate amounts for each year include scheduled principal amortization payments.

 The table incorporates only those interest rate exposures that existed as of December 31, 2019. It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in interest rates.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.  However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

The effectiveness of the Company’s internal controls over financial reporting as of December 31, 2019 has been audited by Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before April 30, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2019 and 2018

Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Real Estate and Accumulated Depreciation (Schedule III)

(a)(3) Exhibits

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2019 AND 2018,

AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY AND CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2019, 2018 AND 2017,

INCLUDING NOTES

and

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, the Audit Committee, and the Board of Directors of Sterling Real Estate Trust:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sterling Real Estate Trust (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

March 13, 2020

Table of ContsTable of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2019 and 2018

	December 31,	December 31,
	2019	2018
	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$114,666	$114,027
Building and improvements	676,228	675,308
Construction in progress	11,134	1,361
Real estate investments	802,028	790,696
Less accumulated depreciation	(146,316)	(128,112)
Real estate investments, net	655,712	662,584
Cash and cash equivalents	9,002	21,212
Restricted deposits	8,380	8,853
Investment in unconsolidated affiliates	7,915	2,691
Note receivable	1,300	—
Lease intangible assets, less accumulated amortization of $15,558 in 2019 and $13,715 in 2018	9,133	10,976
Other assets, net	8,244	8,151

Total Assets	$699,686	$714,467

LIABILITIES
Mortgage notes payable, net	$393,164	$406,017
Dividends payable	7,118	6,828
Tenant security deposits payable	4,439	4,286
Lease intangible liabilities, less accumulated amortization of $1,881 in 2019 and $1,621 in 2018	1,207	1,468
Accrued expenses and other liabilities	14,711	12,117
Total Liabilities	420,639	430,716

COMMITMENTS and CONTINGENCIES - Note 16

SHAREHOLDERS' EQUITY
Beneficial interest	102,373	97,883
Noncontrolling interest
Operating partnership	174,221	183,360
Partially owned properties	2,416	2,538
Accumulated other comprehensive loss	37	(30)
Total Shareholders' Equity	279,047	283,751

	$699,686	$714,467

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$120,339	$109,933	$108,118
Tenant reimbursements	—	6,118	6,162
	120,339	116,051	114,280
Expenses
Expenses from rental operations
Operating expenses, excluding real estate taxes	48,858	44,781	43,672
Real estate taxes	12,078	11,624	11,052
Depreciation and amortization	21,495	21,350	21,544
Interest	18,282	18,329	18,630
(Gain)/loss on lease terminations	—	(22)	146
	100,713	96,062	95,044
Administration of REIT	4,112	4,100	5,144
Total expenses	104,825	100,162	100,188
Income from operations	15,514	15,889	14,092

Other income
Equity in income of unconsolidated affiliates	759	634	1,016
Other income	301	273	85
Gain on sale of real estate and non-real estate investments	—	3,715	2,049
Gain on change in control of real estate investments	—	—	2,186
Gain on sale of investment in equity method investee	—	—	3
(Loss)/gain on involuntary conversion	(515)	1,467	452
	545	6,089	5,791
Net income	$16,059	$21,978	$19,883
Net income attributable to noncontrolling interest:
Operating Partnership	10,647	14,768	13,634
Partially owned properties	(122)	(164)	(265)
Net income attributable to Sterling Real Estate Trust	$5,534	$7,374	$6,514

Net income per common share, basic and diluted	$0.60	$0.84	$0.78

Comprehensive income:
Net income	$16,059	$21,978	$19,883
Other comprehensive gain - change in fair value of interest rate swaps	67	35	80
Comprehensive income	16,126	22,013	19,963
Comprehensive income attributable to noncontrolling interest	10,569	14,628	13,423
Comprehensive income attributable to Sterling Real Estate Trust	$5,557	$7,385	$6,540

See Notes to Consolidated Financial Statements

Table of ContsTable of Contents

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total
	(in thousands)
BALANCE AT DECEMBER 31, 2016	8,001	$106,207	$(21,480)	$84,727	$170,138	$3,935	$(145)	$258,655
Shares issued under trustee compensation plan	4	59	—	59	—	—	—	59
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	14,733	—	—	14,733
Shares/units redeemed	(72)	(1,110)	—	(1,110)	(1,284)	—	—	(2,394)
Dividends declared	—	—	(8,212)	(8,212)	(17,244)	—	—	(25,456)
Dividends reinvested - stock dividend	331	5,163	—	5,163	—	—	—	5,163
Issuance of shares under optional purchase plan	216	3,543	—	3,543	—	—	—	3,543
UPREIT units converted to REIT common shares	8	133	—	133	(133)	—	—	—
Change in fair value of interest rate swaps	—	—	—	—	—	—	80	80
Distributions paid to consolidated real estate entity noncontrolling interests	—	—	—	—	—	(490)	—	(490)
Net income	—	—	6,514	6,514	13,634	(265)	—	19,883
BALANCE AT DECEMBER 31, 2017	8,488	$113,995	$(23,179)	$90,816	$179,844	$3,180	$(65)	$273,775
Shares issued pursuant to trustee compensation plan	3	57	—	57	—	—	—	57
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	7,819	—	—	7,819
Shares/units redeemed	(75)	(1,315)	—	(1,315)	(1,116)	—	—	(2,431)
Dividends declared	—	—	(8,936)	(8,936)	(17,955)	—	—	(26,891)
Dividends reinvested - stock dividend	325	5,711	—	5,711	—	—	—	5,711
Issuance of shares under optional purchase plan	226	4,176	—	4,176	—	—	—	4,176
Change in fair value of interest rate swaps	—	—	—	—	—	—	35	35
Distributions paid to consolidated real estate entity noncontrolling interests	—	—	—	—	—	(478)	—	(478)
Net income	—	—	7,374	7,374	14,768	(164)	—	21,978
BALANCE AT DECEMBER 31, 2018	8,967	$122,624	$(24,741)	$97,883	$183,360	$2,538	$(30)	$283,751
Shares issued pursuant to trustee compensation plan	3	62	—	62	—	—	—	62
Shares/units redeemed	(50)	(891)	—	(891)	(1,132)	—	—	(2,023)
Dividends declared	—	—	(9,681)	(9,681)	(18,626)	—	—	(28,307)
Dividends reinvested - stock dividend	342	6,145	—	6,145	—	—	—	6,145
Issuance of shares under optional purchase plan	173	3,293	—	3,293	—	—	—	3,293
UPREIT units converted to REIT common shares	1	28	—	28	(28)	—	—	—
Change in fair value of interest rate swaps	—	—	—	—	—	—	67	67
Net income	—	—	5,534	5,534	10,647	(122)	—	16,059
BALANCE AT DECEMBER 31, 2019	9,436	$131,261	$(28,888)	$102,373	$174,221	$2,416	$37	$279,047

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
OPERATING ACTIVITIES
Net income	$16,059	$21,978	$19,883
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate investments	—	(3,715)	(2,072)
Loss on sale of non-real estate investments	—	—	23
Gain on change in control of real estate investment	—	—	(2,186)
Loss/(Gain) on involuntary conversion	515	(1,467)	(452)
Loss on lease terminations	—	—	146
Equity in income of unconsolidated affiliates	(759)	(634)	(1,016)
Distributions of earnings of unconsolidated affiliates	759	634	1,016
Allowance for uncollectible accounts receivable	203	560	—
Depreciation	19,644	19,165	19,057
Amortization	1,805	2,127	2,429
Amortization of debt issuance costs	636	708	769
Effects on operating cash flows due to changes in
Other assets	(234)	(2,980)	(441)
Tenant security deposits payable	153	85	149
Accrued expenses and other liabilities	2,545	1,961	173
NET CASH PROVIDED BY OPERATING ACTIVITIES	41,326	38,422	37,478
INVESTING ACTIVITIES
Purchase of real estate investment properties	—	(20,419)	(8,794)
Capital expenditures and tenant improvements	(15,445)	(10,273)	(11,047)
Proceeds from sale of real estate investments and non-real estate investments	—	12,482	4,442
Proceeds from involuntary conversion	2,596	1,112	1,940
Investment in unconsolidated affiliates	(5,350)	(81)	(294)
Distributions in excess of earnings received from unconsolidated affiliates	126	162	92
Notes receivable issued	(1,300)	—	642
NET CASH USED IN INVESTING ACTIVITIES	(19,373)	(17,017)	(13,019)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(136)	(707)	(486)
Payments on investment certificates and subordinated debt	—	(50)	—
Principal payments on special assessments payable	(597)	(284)	(1,275)
Proceeds from issuance of mortgage notes payable and subordinated debt	15,087	23,728	23,916
Principal payments on mortgage notes payable	(28,388)	(15,060)	(26,208)
Advances on lines of credit	—	3,811	—
Payments on lines of credit	—	(3,811)	—
Proceeds from issuance of shares under optional purchase plan	3,293	4,176	3,543
Shares/units redeemed	(2,023)	(2,431)	(2,394)
Dividends/distributions paid	(21,872)	(21,265)	(20,272)
NET CASH USED IN FINANCING ACTIVITIES	(34,636)	(11,893)	(23,176)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(12,683)	9,512	1,283
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF YEAR	30,065	20,553	19,270
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF YEAR	$17,382	$30,065	$20,553

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF YEAR
Cash and cash equivalents	$9,002	$21,212	$12,490
Restricted deposits	8,380	8,853	8,063
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF YEAR	$17,382	$30,065	$20,553

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017 (Continued)

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$17,684	$17,575	$17,847

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$6,145	$5,711	$5,163
Dividends declared and not paid	2,465	2,281	2,101
UPREIT distributions declared and not paid	4,653	4,547	4,335
UPREIT units converted to REIT common shares	28	—	133
Shares issued pursuant to trustee compensation plan	62	57	59
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	—	7,819	14,733
Increase in land improvements due to increase in special assessments payable	639	447	1,300
Unrealized gain on interest rate swaps	67	35	80
Acquisition of assets with new financing	—	—	5,052
Acquisition of assets through assumption of debt and liabilities	—	2,680	1,427
Capitalized interest and real estate taxes related to construction in progress	138	—	142
Acquisition of assets with accounts payable	—	—	416

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

Note 1 – Organizat1ion

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of December 31, 2019 and 2018, Sterling owned approximately 34.63% and 33.41%, respectively, of the operating partnership.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling,  Sterling Properties, LLLP, wholly-owned limited liability companies and partially-owned limited liability companies where we maintain a controlling interest. All significant intercompany transactions and balances have been eliminated in consolidation.

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

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly, 173 properties.  The Trust’s 125 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 48 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  The Trust’s mix of properties is 73.4% residential and 26.6% commercial (based on cost) at December 31, 2019.  Currently our focus is limited to multifamily apartment properties.  We currently have no plans with respect to our non-multifamily apartment properties. We will consider unsolicited offers for purchase of non-multifamily properties on a case by case basis.

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

The Company allocates the purchase price of each acquired investment property accounted for as an asset acquisition based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market, (vi) goodwill, if any. Transaction costs related to acquisitions accounted for as asset acquisitions are capitalized as a cost of the property.

For tangible assets acquired, including land, building and other improvements, the Company considers available comparable market and industry information in estimating acquisition date fair value. Key factors considered in the calculation of fair value of both real property and intangible assets include the current market rent values, “dark” periods (building in vacant status), direct costs estimated with

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

obtaining a new tenant, discount rates, escalation factors, standard lease terms, and tenant improvement costs. The Company allocates a portion of the purchase price to the estimated acquired in-place lease intangibles based on factors available in third party appraisals or cash flow estimates of the property prepared by our internal analysis. These estimates are based upon cash flow projections for the property, existing leases, lease origination costs for similar leases as well as lost rental payments during an assumed lease-up period. The Company also evaluates each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. Fair value estimates used in acquisition accounting, including the discount rate used, require the Company to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, and size and location of tenant spaces within the acquired investment property.

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $1,629,  $2,021 and $2,253 for the years ended December 31, 2019, 2018 and 2017, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $214,  $222 and $226 for the years ended December 31, 2019, 2018 and 2017, respectively, was recorded as a reduction to income from rental operations. Amortization pertaining to below market lease intangibles of $261,  $280 and $284 for the years ended December 31, 2019, 2018 and 2017, respectively, was recorded as an increase to income from rental operations.

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

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 totaled $19,644,  $19,165 and $19,057 respectively.

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

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of real estate investments.  There were no impairment losses during the years ended December 31, 2019, 2018 or 2017.

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

There were no properties classified as held for sale at December 31, 2019 and 2018.  See Note 17.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

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

Construction in progress as of December 31, 2019 consists primarily of construction, development and planning costs associated with Glen Pond developments in Eagan, Minnesota and Goldmark Office Park 1715 building located in Fargo, North Dakota. The Glen Pond development consists of 114 units of multifamily property. Current expectations are that the project will be completed in the second or third quarter of calendar year 2020 and the current project budget approximates $15,598. The Goldmark Office Park 1715 is a commercial office building. Current expectations are that the project will be completed in the first quarter 2020 and the current project budget is approximately $2,000.

Cash and Cash Equivalents and Restricted Deposits

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2019, 2018 and 2017.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns. We determined that our tenant in common arrangements and our investments in joint ventures do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810 at each reporting period.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2019 and 2018, the unconsolidated affiliates held total assets of $31,261 and $22,954 and mortgage notes payable of  $16,690 and  $17,091, respectively.

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

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at December 31, 2019 and 2018 of $10,264 and $10,483, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2019 and 2018 of $6,426 and $6,608 respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a joint venture (“SE Savage”) that is currently developing a 190-unit multifamily property. As of December 31, 2019, the operating partnership has contributed $3,277 in cash to SE Savage. SE Savage holds land located in Savage, Minnesota, total assets of $5,464,  no mortgage payable.

The operating partnership owns a 60% interest in a joint venture (“SE Maple Grove”) that intends to develop a 160-unit multifamily property. As of December 31, 2019, The operating partnership has contributed $2,073 in cash to SE Maple Grove. SE Maple Grove holds land located in Maple Grove, Minnesota, total assets of $3,455,  no mortgage payable.

Receivables

Receivables consist primarily of amounts due for rent and tenant charges. Accounts receivable are carried at original amounts billed. The operating partnership reviews collectability of charges under its tenant operating leases on a quarterly basis. In the event that collectability is deemed not probable for any tenant charges, beginning with the adoption of ASC 842 as of January 1, 2019, the operating partnership recognizes an adjustment to rental income. Prior to adoption of ASC 842, the Company recognized a provision uncollectible amounts or direct write-off of the specific rent receivable. Receivables are included in Other assets in the accompanying consolidated balance sheets.

Notes receivable are issued periodically and are secured and interest bearing.

Financing and Lease Costs

Financing costs have been capitalized and are being amortized over the life of the financing (line of credit) using the effective interest method.  Unamortized financing costs are written off when debt is retired before the maturity date and included in interest expense at that time.

Lease costs incurred in connection with new leases have been capitalized and are being amortized over the life of the lease using the straight-line method. We record the amortization of leasing costs in depreciation and amortization on the consolidated statements of operations and comprehensive income. If an applicable lease terminates prior to the expiration of its initial lease term, we write off the carrying amount of the costs to amortization expense. Financing and lease cost are included in other assets in the accompany consolidated balance sheets.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

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

Intangible Assets and Liabilities

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary for the years ended December 31, 2019, 2018 and 2017.

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

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. REIT shareholders are taxed on REIT distributions similar to corporate distributions.

A summary of the tax characterization of the dividends paid to shareholders of the Company’s common stock for the years ended December 31, 2019, 2018 and 2017 follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%	Dividend	%
	2019	2019	2018	2018	2017	2017
Tax status
Ordinary income	$0.8791	84.12%	$0.7258	71.33%	$0.8124	82.05%
Capital gain	0.0048	0.46%	—	—%	0.0015	0.16%
Return of capital	0.1611	15.42%	0.2917	28.67%	0.1761	17.79%
	$1.0450	100.00%	$1.0175	100.00%	$0.9900	100.00%

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2019 and 2018 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2016.

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

As of December 31, 2019, we derived 79% of our revenues from residential leases that are generally for terms of one-year or less. The residential leases may include lease income related to such items as parking, storage and non-refundable deposits that we treat as a single lease component because amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2019, we derived 21% of our revenues from commercial leases primarily under long-term lease agreements. We elected to apply the package of practical expedients for the commercial leases and these leases will continue to be accounted for as operating leases as of January 1, 2019.  Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

We recognize variable income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements. When we pay pass-through expenses, subject to reimbursement by the tenant, they are included within Operating expenses, excluding real estate taxes and Real estate taxes, and reimbursements are included within “Real estate rental income” along with the associated base rent in the accompanying consolidated financial statements.

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment decreased revenue by $44 for the year ended December 31, 2019 and increased revenue by $99 and $246 for the years ended December 31, 2018 and 2017, respectively. The straight-line receivable balance included in other assets on the consolidated balance sheets as of December 31, 2019 and 2018 was $3,331 and $3,374 respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which are immaterial, are recognized in the subsequent year.

Upon adoption of ASU 2016-02 on January 1, 2019, we elected not to bifurcate lease contracts into lease and non-lease components, since the timing and pattern of revenue is not materially different, and the non-lease component is not the primary component of the lease. Accordingly, both lease and non-lease components are presented in Real estate rental income beginning January 1, 2019 in our consolidated financial statements. The adoption of ASU 2016-02 did not result in a material change to our recognition of real estate rental income.

Lease income related to the Company’s operating leases is comprised of the following:

	Year ended December 31, 2019
	Residential	Commercial	Total
	(in thousands)
Lease income related to fixed lease payments	$91,930	$19,578	$111,508
Lease income related to variable lease payments	—	6,077	6,077
Other (a)	(934)	(176)	(1,110)
Lease Income (b)	$90,996	$25,479	$116,475

(a)

For the year ended December 31, 2019, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.

(b)	Excludes other rental income for the year ended December 31, 2019 of $3,864, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2019, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2020	$17,956
2021	14,979
2022	11,595
2023	9,663
2024	9,244
Thereafter	43,453
$106,890

Business Interruption Proceeds

Insurance recoveries for business interruption were recognized during the year ended December 31, 2019 of $879. The event that resulted in these recoveries during the year ending December 31, 2019, was caused by a roof collapse at one of our commercial properties in Fargo, North Dakota. The insurance proceeds are reflected in the statement of operations as real estate rental income.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of December 31, 2019, 2018 and 2017 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the years ended December 31, 2019, 2018 and 2017, Sterling’s denominators for the basic and diluted earnings per common share were approximately 9,268,000,  8,791,000, and 8,300,000, respectively.

Incurred but Not Reported Insurance Liability

The Company maintains business insurance programs with deductible limits, which cover property, business automobile and general liability claims. The Company accrues estimated losses using a reserve for known claims and estimates based on historical loss experience. The calculations used to estimate property claim reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its property claim reserves, if necessary, in the event future loss experience differs from historical loss patterns.  Property claim reserves is $204 as of December 31, 2019 and is included in other liabilities on the consolidated balance sheet.

Reclassifications

Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications have not changed the results of operations or equity.

Recent Accounting Pronouncements

In May 2014, the FASB issued their final standard on revenue from contracts with customers, as Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09, which establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, supersedes most current GAAP applicable to revenue recognition and converges U.S. and international accounting standards in this area. The core principle of the new guidance is that revenue shall only be recognized when an entity has transferred control of goods or services to a customer and for an amount reflecting the

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

consideration to which the entity expects to be entitled for such exchange. Additionally, lease contracts are specifically excluded from ASU 2014-09. We adopted this standard effective as of January 1, 2018 and have concluded that the adoption of this guidance did not have an impact on our financial position or results of operations.

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

We adopted this standard effective as of January 1, 2019, using the optional transition method to apply the standard as of the effective date. The Company elected to apply the package of practical expedients for the leases as lessor for its residential and commercial leases and these leases will continue to be accounted for as operating leases as of the effective date. Further, the Company elected the practical expedient to combine lease and non-lease components for leases as lessor. Finally, the Company evaluated taxes collected from lessees, lessor costs paid directly by lessees, and initial direct costs and determined that the guidance was consistent with existing practice. Based on these evaluations, the Company determined that for leases as lessor, as of January 1, 2019, there was no impact on lease revenue or related expenses.

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

DECEMBER 31, 2019, 2018 AND 2017

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

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended December 31, 2019, 2018 and 2017, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements for the years ended December 31, 2019, 2018 and 2017.

	Year ended December 31, 2019			Year ended December 31, 2018			Year ended December 31, 2017
	Residential	Commercial	Total	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)			(in thousands)
Income from rental operations	$94,763	$25,576	$120,339	$89,783	$26,268	$116,051	$86,858	$27,422	$114,280
Expenses from rental operations	53,754	7,182	60,936	49,048	7,357	56,405	47,284	7,440	54,724
Net operating income	$41,009	$18,394	$59,403	$40,735	$18,911	$59,646	$39,574	$19,982	$59,556
Depreciation and amortization			21,495			21,350			21,544
Interest			18,282			18,329			18,630
Administration of REIT			4,112			4,100			5,144
(Gain)/loss on lease terminations			—			(22)			146
Other (income)/expense			(545)			(6,089)			(5,791)
Net income			$16,059			$21,978			$19,883

Segment Assets and Accumulated Depreciation

As of December 31, 2019	Residential	Commercial	Total
	(in thousands)
Real estate investments	$605,813	$196,215	$802,028
Accumulated depreciation	(104,170)	(42,146)	(146,316)
	$501,643	$154,069	655,712
Cash and cash equivalents			9,002
Restricted deposits and funded reserves			8,380
Investment in unconsolidated affiliates			7,915
Other assets			8,244
Note receivable			1,300
Intangible assets, less accumulated amortization			9,133
Total Assets			$699,686

As of December 31, 2018	Residential	Commercial	Total
	(in thousands)
Real estate investments	$595,006	$195,690	$790,696
Accumulated depreciation	(90,143)	(37,969)	(128,112)
	$504,863	$157,721	662,584
Cash and cash equivalents			21,212
Restricted deposits and funded reserves			8,853
Investment in unconsolidated affiliates			2,691
Other assets			8,151
Intangible assets, less accumulated amortization			10,976
Total Assets			$714,467

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

NOTE 4 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	At December 31,
	2019	2018
	(in thousands)
Tenant security deposits	$4,325	$4,156
Real estate tax and insurance escrows	2,058	2,225
Replacement reserves	1,997	2,472
	$8,380	$8,853

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

NOTE 5 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of December 31, 2019	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,480	$(14,051)	$7,429
Above-market leases	3,211	(1,507)	1,704
	$24,691	$(15,558)	$9,133
Lease Intangible Liabilities
Below-market leases	$(3,088)	$1,881	$(1,207)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

	Lease	Accumulated	Lease
As of December 31, 2018	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,480	$(12,422)	$9,058
Above-market leases	3,211	(1,293)	1,918
	$24,691	$(13,715)	$10,976
Lease Intangible Liabilities
Below-market leases	$(3,089)	$1,621	$(1,468)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2020	$1,456	$213
2021	1,163	184
2022	1,028	164
2023	891	151
2024	891	151
Thereafter	3,704	344
	$9,133	$1,207

The weighted average amortization period for the intangible assets (in-place leases, above-market leases) and intangible liabilities (below-market leases) acquired as of December 31, 2019 was 6.7 years.

NOTE 6 – LINES OF CREDIT

We have a $18,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2021; a $6,315 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires in June 2022; a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022; and a $3,200 variable rate (LIBOR plus 2.04%) line of credit agreement with Bank of the West, which expires November 2020. The lines of credit are secured by properties in Duluth, Edina, Moorhead and St. Cloud, Minnesota; and Bismarck, Dickinson, Grand Forks and Fargo, North Dakota. At December 31, 2019, the $6,315 variable rate line of credit with Bremer Bank secured two letters of credit totaling $1,216, leaving $31,599 available and unused under the agreements.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  As of December 31, 2019,  three residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis. An annual waiver was received from the lender.  As of December 31, 2018,  three residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis and the pooled property debt yield was out of compliance with Wells Fargo’s requirement.  An annual waiver was received from the lender.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

NOTE 7 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	December 31,	December 31,
	2019	2018
	(in thousands)
Fixed rate mortgage notes payable (a)	$395,038	$408,339
Less unamortized debt issuance costs	1,874	2,322
	$393,164	$406,017

(a)	Includes $12,960 and $865 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, we had 121 fixed rate and no variable rate mortgage loans with effective interest rates ranging from 3.15% to 7.25% per annum and a weighted average effective interest rate of 4.31% per annum.

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2019,  ten loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs, bad debts and increased vacancies in the North Dakota markets.  The loans were secured by properties located in Bismarck, Fargo and Grand Forks, North Dakota with a total outstanding balance of $16,361 at December 31, 2019.  Annual waivers have been received from the lenders on $10,435 of the loans out of compliance. Annual waivers were not received from one lender on loans with a balance of $5,926. As of December 31, 2018,  nine loans on residential properties were out of compliance due to various unit renovation, parking lot repair and maintenance costs, and increased vacancies in the North Dakota markets.  The loans were secured by properties located in Bismarck, Fargo and Grand Forks, North Dakota with a total outstanding balance of $13,128 at December 31, 2018. Annual waivers have been received from the lenders

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2020	$24,862
2021	38,756
2022	26,458
2023	49,220
2024	19,054
Thereafter	236,688
Total payments	$395,038

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

NOTE 8 – DERIVATIVES AND HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we have used interest rate derivatives to manage our exposure to interest rate movements and add stability to interest expense. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Trust making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

As of December 31, 2019, the Trust used three interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive (loss) income” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $30 will be reclassified as a $30 decrease to interest expense.

The following table summarizes the Trust’s interest rate swaps as of December 31, 2019, which effectively convert one-month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
April 15, 2005	$814	7.25%	April 15, 2020
November 1, 2019	$7,168	3.15%	November 1, 2029
November 1, 2019	$4,978	3.28%	November 1, 2029

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest rate swaps	3	1	$12,960	$865

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 9 to the consolidated financial statements.

	Derivatives
Derivatives designated as	December 31, 2019		December 31, 2018
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$58	N/A	$—
Interest rate swaps	Accrued expenses and other liabilities	$21	Accrued expenses and other liabilities	$30

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

The carrying amount of the swaps have been adjusted to their fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting an asset and liability for the fair value of the future net payments forecasted under the swap.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income.  The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive (loss) income for the years ended December 31, 2019 and 2018:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOIC into income
	2019		2019
Interest rate swaps	$67	Interest expense	$28
	2018		2018
Interest rate swaps	$35	Interest expense	$30

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties that contain a provision whereby if the Trust defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the
Trust could also be declared in default on its corresponding derivative obligation.

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of December 31, 2019, the termination value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk, which the Trust has deemed not significant, was $21. As of December 31, 2019, the Trust has pledged the properties related to the loans which are hedged as collateral. If the Trust had breached any of these provisions as of December 31, 2019, it could have been required to settle its obligations under the agreements at their termination value of $21.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2019		December 31, 2018
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial assets:
Note receivable	$1,300	$1,389	$—	$—
Derivative assets	$58	$58	$—	$—

Financial liabilities:
Mortgage notes payable, net	$393,164	$415,183	$406,017	$400,192
Derivative liabilities	$21	$21	$30	$30

The carrying values shown in the table are included in the consolidated balance sheets under the captions indicated in Note 8. ASC 820-10 established a three-level valuation hierarchy for fair value measurement.  Management uses these valuation techniques to establish the fair value of the assets at the measurement date.  These valuation techniques are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s assumptions.

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

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2019
Derivative assets	$—	$58	$—	$58
Derivative liabilities	$—	$21	$—	$21
December 31, 2018
Derivative liabilities	$—	$30	$—	$30

Derivatives:  The fair value of interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of the derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2019
Mortgage notes payable, net	$—	$—	$415,183	$415,183
December 31, 2018
Mortgage notes payable, net	$—	$—	$400,192	$400,192

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.75% to 3.80% and from 4.82% to 4.83% at December 31, 2019 and 2018, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value.  The Company’s mortgage notes payable are further described in Note 7.

NOTE 10 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2019 and 2018, outstanding limited partnership units totaled 17,811,000 and 17,876,000, respectively. Total aggregate distributions per unit for the years ended December 31, 2019, 2018, and 2017 were $1.0450,  $1.0175 and $0.9900, respectively. The operating partnership declared fourth quarter distributions of $4,653 and $4,547, to limited partners payable in January 2020 and 2019, respectively.

During the year ended December 31, 2019, there were 1,000 limited partnership units of the operating partnership exchanged for 1,000 common shares of the Trust, pursuant to redemption requests.  The aggregate value of these transactions was $28.  During the year ended December 31, 2018,  there were no common shares exchanged for limited partnership units of the operating partnership.  During the year ended December 31, 2017, Sterling exchanged 8,000 limited partnership units for 8,000 common shares held by the Trust, pursuant to redemption requests. The aggregate value of these transactions was $133.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

At the sole and absolute discretion of the limited partnership, and so long our redemption plans exist, and applicable holding periods are met, Limited Partners may request the operating partnership redeem their limited partnership units.  The operating partnership may choose to offer the Limited Partner: (i) cash for the redemption or, at the request of the Limited Partner, (ii) offer shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share (the “Exchange Request”).  The Exchange Request shall be exercised pursuant to a Notice of Exchange.  If the issuance of Sterling common shares pursuant to an Exchange Request will cause the shareholder to exceed the ownership limitations, among other reasons, payment will be made to the Limited Partner in cash.  No Limited Partner may exercise an Exchange Request more than twice during any calendar year, and Exchange Requests may not be made for less than 1,000 limited partnership units.  If a Limited Partner owns fewer than 1,000 limited partnership units, all of the limited partnership units held by the Limited Partner must be exchanged pursuant to the Exchange Request.

NOTE 11 – REDEMPTION PLANS

Our Board of Trustees has approved redemption plans that enable our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans.

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $35,000 worth of securities. As of December 31, 2019, there were $5,900 worth of securities left to be redeemed under the redemption plan. Currently, the fixed redemption price is $18.25 per share or unit under the plans which price became effective January 1, 2020.  Prior to January 1, 2020, the redemption price was $18.00 per share or unit under the plan.  Prior to January 1, 2019, the redemption price was $17.50 per share or unit under the plan.

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

During the years ended December 31, 2019, 2018 and 2017, the Company redeemed 50,000,  75,000 and 72,000 common shares valued at $891,  $1,315 and $1,110, respectively.  In addition, during the years ended December 31, 2019, 2018 and 2017, the Company redeemed 64,000,  64,000 and 83,000 units valued at $1,132, $1,116 and $1,284, respectively.

NOTE 12 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of December 31, 2019 and 2018, there were 9,436,000 and 8,967,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $1.0450 per share, $1.0175 per share and $0.9900 per share for the years ended December 31, 2019, 2018 and 2017, respectively.

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

DECEMBER 31, 2019, 2018 AND 2017

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

The estimated value per common share was $19.00 and $18.50 at December 31, 2019 and 2018, respectively. See discussion of determination of estimated value in Note 18.

Therefore, the purchase price per common share for dividend reinvestments was $18.05 and $17.58 and for additional optional cash purchases was $19.00 and $18.50 at December 31, 2019 and 2018, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the year ended December 31, 2019,  342,000 shares were issued pursuant to dividend reinvestments and 173,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the year ended December 31, 2018,  325,000 shares were issued pursuant to dividend reinvestments and 226,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2017,  331,000 shares were issued pursuant to dividend reinvestments and 216,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 14 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the years ended December 31, 2019, 2018 and 2017, we paid property management fees to GOLDMARK Property Management in an amount equal to approximately 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan, James Wieland and Joel Thompson. For the years ended December 31, 2019, 2018 and 2017, we paid management fees of $12,486,  $11,827, and  $11,359 respectively, to GOLDMARK Property Management. In addition, during the years ended December 31, 2019, 2018 and 2017, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling  $6,076,   $5,217 and  $5,030, respectively.

Board of Trustee Fees

We incurred Trustee fees of $57,  $68 and $56 during the years ended December 31, 2019, 2018 and 2017, respectively.  As of December 31, 2019, and 2018 we owed our Trustees $29 and $34 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts of shares for meetings attended.  Our Trustee Compensation Plan provides:

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

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 29, 2019, effective April 1, 2019.

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

During the years ended December 31, 2019, 2018 and 2017, we incurred advisory management fees of $2,996,  $2,909 and  $2,830 with Sterling Management, LLC, our Advisor. As of December 31, 2019 and 2018, we owed our Advisor $503 and $242, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

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

During the year ended December 31, 2019, we incurred no acquisition fees. During the years ended December 31, 2018 and 2017, we incurred acquisition fees of $740 and  $727,  respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of December 31, 2019. As of December 31, 2018, we owed our Advisor $32  for unpaid acquisition fees.

Disposition Fee: For its services in the effort to sell any investment for us, the Advisor receives a disposition fee of 2.5% of the sales price of each property disposition, capped at $375 per disposition.

During the year ended December 31, 2019, we incurred no disposition fees. During the years ended December 31, 2018 and 2017, we incurred disposition fees of $327 and $110 with our Advisor.  See Note 17. There were no disposition fees owed to our Advisor as of December 31, 2019 and 2018, respectively.

Financing Fee: 0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility. The finance fee shall be capped at $38 per loan, refinance, line of credit or other credit facility.

During the years ended December 31, 2019, 2018 and 2017, we incurred financing fees of $11,  $77 and  $114 with our Advisor for loan financing and refinancing activities. There were no financing fees owed to our Advisor as of December 31, 2019.  As of December 31, 2018, we owed our Advisor $8 for unpaid financing fees.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

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

TC = Total Project Cost

During the years ended December 31, 2019, 2018 and 2017, there were no development fees incurred with our Advisor.  As of December 31, 2019 and 2018, we owed our Advisor a total of  $104 for unpaid development fees as part of a 10% hold back, respectively.

Project Management Fee:  6% of all completed capital improvement projects on real estate investments owned by the Trust are paid to the Advisor.

Our Advisor began completing our capital improvement projects in September 2019. These projects were previously performed by our property managers. During the year ended December 31, 2019, there were $67 in project management fees incurred with our Advisor for capital improvement projects, which we owed to our advisor as of December 31, 2019.

Operating Partnership Units Issued in Connection with Acquisitions

During the year ended December 31, 2019, we issued no operating partnership (OP) units to entities affiliated with any related parties.

During the year ended December 31, 2018, we issued directly or indirectly, 234,000 operating partnership (OP) units to entities affiliated with Messrs. Regan, and Wieland, two of our trustees,  in connection with the acquisition of various properties. The aggregate value of these units was $4,327.

During the year ended December 31, 2017, we issued directly or indirectly, 408,000 operating partnership (OP) units to entities affiliated with Messrs. Regan, and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $6,536.

Commissions

During the year ended December 31, 2019 there were no commissions incurred. During the years ended December 31, 2018 and 2017, we incurred real estate commissions of  $384, and $572,  respectively, to GOLDMARK Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of December 31, 2019 or 2018.

Rental Income

During the years ended December 31, 2019, 2018 and 2017, we received rental income of $56,  $55 and $54, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc..

During the years ended December 31, 2019, 2018 and 2017, we paid our Advisor $61,  $50 and $45, respectively, under an operating lease agreement.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

During the years ended December 31, 2019, 2018 and 2017, we received rental income of $262,  $230 and $215, respectively, under operating lease agreements with GOLDMARK Property Management.

Construction Costs

There were no construction costs incurred during the years ended December 31, 2019 and 2018 to GOLDMARK Development, which is controlled by Messrs. Regan and Wieland.  As of December 31, 2017, we incurred total costs of  $8,997 related to the construction of a clubhouse and six 6-plex two-story townhomes to GOLDMARK Development.   There was no retainage or unpaid construction fees owed to GOLDMARK Development as of December 31, 2019 and 2018.  Phase II of the Bismarck, North Dakota development project was completed in August 2017.

Insurance

Our Advisor manages insurance claims for the Trusts as well as a related party. The Advisor handles filing, processing, disputing and closing all insurance claims. During June 2019, the Trust and a related party incurred damage from a large windstorm. The claim is currently still open and funds were received from the insurance company to begin rehabilitation on our properties. As this was an aggregate property claim, funds will be disbursed when all disputes of the claim are completed. The Trust currently holds a related party receivable from our Advisor for these insurance funds totaling $892.

NOTE 15 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled  $94,763,  $89,783 and  $86,858 for the years ended December 31, 2019, 2018 and 2017, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2038. Lease terms often include renewal options.  For the years ended December 31, 2019, 2018 and 2017, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $6,077,  $6,118 and  $6,162, respectively, totaled  $25,576,  $26,268 and  $27,422, respectively.

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2019 are as follows:

Years ending December 31,	Amount
(in thousands)
2020	$17,956
2021	14,979
2022	11,595
2023	9,663
2024	9,244
Thereafter	43,453
$106,890

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

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

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

NOTE 17 – DISPOSITIONS

During the year ended December 31, 2019,  the operating partnership had no dispositions.

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

During the year ended December 31, 2017, the operating partnership sold a Fargo, North Dakota retail property for approximately $4,400 and recognized a gain of $2,072.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

NOTE 18 – BUSINESS COMBINATIONS AND ACQUISITIONS

The Company did not acquire any properties during the year ended December 31, 2019.

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

   Total consideration given for acquisitions through December 31, 2018 was completed through issuing approximately 423,000 limited partnership units of the operating partnership valued at $18.50 per unit for an aggregate consideration of approximately $7,819, 1031 tax-deferred exchange funds of $11,326 assumed loans of $2,104, assumed liabilities $576, and cash of $9,093. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The Company closed on the following acquisitions during the year ended December 31, 2017:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

1/10/17	Sargent Apartments	Fargo, ND	Apartment complex	36 units	$1,710
1/11/17	Arrowhead Apartments	Grand Forks, ND	Apartment complex	82 units	5,494
1/17/17	West Oak Apartments	Fargo, ND	Apartment complex	18 units	777
1/17/17	Carr Apartments	Fargo, ND	Apartment complex	18 units	828
5/1/17	Plumtree Apartments	Fargo, ND	Apartment complex	18 units	907
5/1/17	Sunchase Apartments	Fargo, ND	Apartment complex	36 units	1,765
6/1/17	Essex Apartments	Fargo, ND	Apartment complex	18 units	858
6/1/17	Jadestone Apartments	Fargo, ND	Apartment complex	18 units	809
6/1/17	Park Circle Apartments	Fargo, ND	Apartment complex	18 units	903
7/3/17	East Bridge Apartments (a)	Fargo, ND	Apartment complex	58 units	6,060
12/1/17	Birchwood I Apartments	Fargo, ND	Apartment complex	18 units	401
12/1/17	Birchwood II Apartments	Fargo, ND	Apartment complex	48 units	2,425

					$22,937	(b)

(a)	This property was acquired utilizing Internal Revenue Code 1031 tax-deferred exchange.
(b)	Acquisition price does not include capitalized closing costs and adjustments totaling $258.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

   Total consideration given for acquisitions through December 31, 2017 was completed through issuing approximately 118,000 limited partnership units of the operating partnership valued at $16.00 per unit and $16.50 per unit for an aggregate consideration of approximately $10,006, 1031 exchange funds of $4,278, new loans of  $4,180, assumed liabilities $132, and cash of $4,599. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance.

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

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Year Ended
	December 31,
	2019	2018	2017

Land, building, tenant improvements and FF&E	$-	$30,918	$23,195
Mortgages notes payable assumed	-	(2,104)	-
Other liabilities	-	(576)	(132)
Net assets acquired	-	28,238	23,063
Equity/limited partnership unit consideration	-	(7,819)	(10,006)
Restricted cash proceeds related to IRC Section 1031 tax-deferred exchange	-	(11,326)	(4,278)
New loans	-	-	(4,180)

Net cash consideration	$-	$9,093	$4,599

The acquisitions completed after July 1, 2017 were considered asset acquisitions and, as such, transaction costs were capitalized upon closing. For acquisitions prior to July 1, 2017, which were accounted for as business combinations, the transaction costs totaled $1,131 for the year ended December 31, 2017, are included in “Administration of REIT expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income.

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in 2019, 2018 and 2017.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in 2019, 2018 and 2017.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information. The fair value was not determined based on, nor intended to comply with, fair value standards under US GAAP and the value may not be indicative of the price we would get for selling our assets in their current condition.

Based on the results of the methodologies, the Board determined the fair value of the shares and limited partnership units to be $16.50 per share/unit effective March 29, 2017. The Board determined the fair value of the shares and limited partnership units to be $18.50

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

per share/unit effective January 1, 2018. The Board determined the fair value of the shares and limited partnership units to be $19.00 per share/unit effective January 1, 2019. The Board determined the fair value of the shares and limited partnership units to be $19.25 per share/unit effective January 1, 2020.

Determination of price is a matter within the Board’s sole discretion. The Trust does not determine price based on any rote formula or specific factors. At this time, no shares are held in street name accounts and the Trust is not subject to FINRA’s specific pricing requirements set out in Rule 2231 or otherwise. Thus, the Trust does not employ any specific valuation methodology or formula. Rather, the Board looks to available data and information, which is often adjusted and weighted to comport more closely with the assets held by the Trust at the time of valuation. The principal valuation methodology utilized is the NAV calculation/direct capitalization method. The information made available to the Board is assembled by the Trust’s Advisor.

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

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

NOTE 19 – QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth selected quarterly consolidated financial data for the Company:

	Quarter (1)
2019	First	Second	Third	Fourth
	(in thousands, except per share data)
Income from rental operations	$29,831	$30,270	$30,173	$30,065
Net Income	$3,790	$4,821	$3,470	$3,978
Net Income attributable to Sterling Real Estate Trust	$1,288	$1,647	$1,213	$1,386
Net Income per common share, basic and diluted	$0.14	$0.18	$0.13	$0.15
Weighted average common shares outstanding	9,091,000	9,209,000	9,322,000	9,444,000

	Quarter (1)
2018	First	Second	Third	Fourth
	(in thousands, except per share data)
Income from rental operations	$29,099	$28,646	$29,055	$29,251
Net Income	$5,258	$4,977	$7,084	$4,659
Net Income attributable to Sterling Real Estate Trust	$1,740	$1,675	$2,379	$1,580
Net Income per common share, basic and diluted	$0.20	$0.19	$0.27	$0.18
Weighted average common shares outstanding	8,627,000	8,720,000	8,840,000	8,971,000
(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

NOTE 20 - SUBSEQUENT EVENTS

On January 10, 2020, we acquired a 54-unit apartment complex in Fargo, North Dakota for $4,968. Total consideration given for the acquisition was approximately 104,000 limited partnership units of the operating partnership valued at $19.00 per unit for an aggregate consideration of $1,971 and cash of $2,997.

On January 15, 2020, we paid a dividend or distribution of $0.26125 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2019.

On January 27, 2020, a joint venture we have a 60% interest, closed on a $26,000 construction loan to fund the development of a multi-family property located in Savage, Minnesota. The Trust is jointly and severally liable for the full mortgage balance. In addition, on the same date, we entered into a loan facility with the joint venture to provide an additional $5,007 in financing for the project.

On January 31, 2020, we acquired a 12-unit apartment complex in Fargo, North Dakota for $612. Total consideration given for the acquisition was approximately 29,000 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of $557 and cash of $55.

On February 10, 2020, the Trust settled a tenant dispute with a tenant of a Minneapolis, Minnesota property. The settlement did not lead to a material change in the consolidated financial statements.

On March 1, 2020, we disposed of a retail location in Apple Valley, Minnesota for $3,670.

On March 1, 2020, we acquired 74 units in 6 apartment complexes located in Bismarck, North Dakota for $4,077. Total consideration given for the acquisition was approximately 211,800 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of  $4,077.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019, 2018 AND 2017

(Dollar amounts in thousands, except share and per share data)

On March 1, 2020, we acquired 48 units in 2 apartment complexes located in Fargo, North Dakota for $2,400. Total consideration given for the acquisition was approximately 124,700 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of  $2,400.

On March 6, 2020, we paid off 2 mortgage notes totaling approximately $5,890.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Industrial			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	Fargo, ND	$2,711	$820	$2,554	$55	$(94)	$875	$2,460	$3,335	$457	8/29/12	40
Titan Machinery	Bismarck, ND	2,158	950	1,395	7	—	957	1,395	2,352	174	1/28/15	40
Titan Machinery	Dickinson, ND	782	354	1,096	400	—	754	1,096	1,850	215	7/30/12	40
Titan Machinery	Fargo, ND	—	781	1,947	515	—	1,296	1,947	3,243	353	10/30/12	40
Titan Machinery	Marshall, MN	1,804	300	3,648	81	—	381	3,648	4,029	752	11/1/11	40
Titan Machinery	Minot, ND	—	618	1,654	—	—	618	1,654	2,272	307	8/1/12	40
Titan Machinery	North Platte, NE	—	325	1,269	—	—	325	1,269	1,594	128	1/29/16	40
Titan Machinery	Sioux City, IA	1,171	315	2,472	—	—	315	2,472	2,787	386	10/25/13	40
Total		$8,626	$4,463	$16,035	$1,058	$(94)	$5,521	$15,941	$21,462	$2,772

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Land			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Taco Bell	Denver, CO	$419	$669	$—	$—	$—	$669	$—	$669	$—	6/14/11
West 80	Rochester, MN	—	1,364	—	—	—	1,364	—	1,364	—	8/29/16
Total		$419	$2,033	$—	$—	$—	$2,033	$—	$2,033	$—

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Medical			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life	Bismarck, ND	$1,138	$306	$2,255	$11	$123	$317	$2,378	$2,695	$781	1/3/08	9	-	40
Bio-Life	Grand Forks, ND	1,137	457	2,230	1	158	458	2,388	2,846	806	1/3/08	10	-	40
Bio-Life	Janesville, WI	1,138	250	1,857	—	123	250	1,980	2,230	657	1/3/08	9	-	40
Bio-Life	Mankato, MN	1,137	390	2,111	280	1,154	670	3,265	3,935	988	1/3/08	11	-	40
Bio-Life	Marquette, MI	—	213	2,793	—	123	213	2,916	3,129	935	1/3/08	9	-	40
Bio-Life	Onalaska, WI	1,138	208	1,853	—	323	208	2,176	2,384	691	1/3/08	11	-	40
Bio-Life	Oshkosh, WI	1,137	293	1,705	—	146	293	1,851	2,144	638	1/3/08	10	-	40
Bio-Life	Sheboygan, WI	1,138	645	1,611	—	248	645	1,859	2,504	604	1/3/08	10	-	40
Bio-Life	Stevens Point, WI	1,137	119	2,184	—	123	119	2,307	2,426	754	1/3/08	9	-	40
Total		$9,100	$2,881	$18,599	$292	$2,521	$3,173	$21,120	$24,293	$6,854

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Amberwood	Grand Forks, ND	$2,401	$426	$3,304	$3	$113	$429	$3,417	$3,846	$287	9/13/16	20	-	40
Arbor I/400	Bismarck, ND	394	73	516	4	65	77	581	658	93	6/4/13		40
Arbor II/404	Bismarck, ND	402	73	538	6	43	79	581	660	85	11/1/13		40
Arbor III/406	Bismarck, ND	400	71	536	7	43	78	579	657	84	11/1/13		40
Ashbury	Fargo, ND	2,487	314	3,774	26	25	340	3,799	4,139	291	12/19/16		40
Auburn II	Fargo, ND	923	105	883	12	64	117	947	1,064	299	3/23/07	20	-	40
Autumn Ridge	Grand Forks, ND	5,546	1,072	8,875	44	30	1,116	8,905	10,021	3,018	8/16/04	9	-	40
Barrett Arms	Crookston, MN	842	37	1,001	—	63	37	1,064	1,101	154	1/2/14		40
Bayview	Fargo, ND	2,818	284	3,817	59	65	343	3,882	4,225	1,166	12/31/07	20	-	40
Berkshire	Fargo, ND	458	31	406	4	6	35	412	447	122	3/31/08	20	-	40
Betty Ann	Fargo, ND	488	74	738	2	60	76	798	874	202	8/31/09		40
Birchwood 1	Fargo, ND	248	72	342	—	—	72	342	414	18	12/1/17		40
Birchwood 2	Fargo, ND	1,465	234	2,266	25	120	259	2,386	2,645	123	12/1/17		40
Bradbury Apartments	Bismarck, ND	2,024	1,049	4,922	—	46	1,049	4,968	6,017	154	10/24/18		40
Bridgeport	Fargo, ND	5,134	613	7,676	3	46	616	7,722	8,338	594	12/19/16		40
Bristol Park	Grand Forks, ND	3,089	985	3,976	—	684	985	4,660	5,645	438	2/1/16		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Brookfield	Fargo, ND	345	228	1,958	30	258	258	2,216	2,474	590	8/1/08	20	-	40
Cambridge (FKA 44th Street)	Fargo, ND	1,585	333	1,845	4	95	337	1,940	2,277	326	2/6/13		40
Candlelight	Fargo, ND	1,854	613	1,221	(337)	416	276	1,637	1,913	287	11/30/12		40
Carling Manor	Grand Forks, ND	442	69	656	1	55	70	711	781	196	3/31/08		40
Carlton Place	Fargo, ND	6,596	703	7,070	96	365	799	7,435	8,234	2,002	9/1/08	20	-	40
Carr	Fargo, ND	544	66	759	1	—	67	759	826	57	1/17/17		40
Cedars 4	Fargo, ND	—	134	1,068	—	(10)	134	1,058	1,192	29	12/31/18		40
Chandler 1802	Grand Forks, ND	642	133	1,114	—	12	133	1,126	1,259	169	1/2/14		40
Chandler 1834	Grand Forks, ND	426	112	552	—	—	112	552	664	18	9/1/18		40
Chandler 1866	Grand Forks, ND	321	31	270	—	28	31	298	329	107	1/3/05	20	-	40
Cherry Creek (FKA Village)	Grand Forks, ND	—	173	1,435	1	60	174	1,495	1,669	413	11/1/08		40
Cityside Apartments	Fargo, ND	722	192	1,129	—	—	192	1,129	1,321	33	11/30/18		40
Columbia West	Grand Forks, ND	2,810	294	3,367	1	440	295	3,807	4,102	1,000	9/1/08	20	-	40
Country Club	Fargo, ND	195	252	1,252	2	211	254	1,463	1,717	294	5/2/11	20	-	40
Countryside	Fargo, ND	119	135	677	—	68	135	745	880	147	5/2/11		40
Courtyard	St. Louis Park, MN	3,466	2,270	5,681	—	721	2,270	6,402	8,672	968	9/3/13	5	-	40
Dakota Manor	Fargo, ND	1,621	249	2,236	20	124	269	2,360	2,629	308	8/7/14		40
Danbury	Fargo, ND	4,978	381	5,922	211	591	592	6,513	7,105	1,815	12/31/07	20	-	40
Dellwood Estates	Anoka, MN	6,924	844	9,924	—	452	844	10,376	11,220	1,679	5/31/13		40
Eagle Run	West Fargo, ND	4,011	576	5,787	128	97	704	5,884	6,588	1,373	8/12/10		40
Eagle Sky I	Bismarck, ND	886	115	1,292	—	74	115	1,366	1,481	136	3/1/16		40
Eagle Sky II	Bismarck, ND	886	135	1,279	—	138	135	1,417	1,552	132	3/1/16		40
East Bridge	Fargo, ND	3,437	792	5,477	—	158	792	5,635	6,427	352	7/3/17		40
Echo Manor	Hutchinson, MN	909	141	875	—	32	141	907	1,048	137	1/2/14	20	-	40
Emerald Court	Fargo, ND	—	66	830	2	87	68	917	985	263	3/31/08	20	-	40
Essex	Fargo, ND	539	212	642	—	68	212	710	922	45	6/1/17		40
Fairview	Bismarck, ND	2,780	267	3,978	39	887	306	4,865	5,171	1,158	12/31/08	20	-	40
Flickertail	Fargo, ND	5,226	426	5,590	76	202	502	5,792	6,294	1,567	12/31/08		40
Forest Avenue	Fargo, ND	366	61	637	4	39	65	676	741	112	2/6/13		40
Galleria III	Fargo, ND	517	118	681	1	267	119	948	1,067	164	11/9/10		40
Garden Grove	Bismarck, ND	4,383	606	6,073	—	99	606	6,172	6,778	575	5/4/16	5	-	40
Georgetown on the River	Fridley, MN	17,839	4,620	25,012	8	3,594	4,628	28,606	33,234	3,439	12/19/14	5	-	40
Glen Pond	Eagan, MN	14,520	3,761	20,569	38	633	3,799	21,202	25,001	4,223	12/2/11	20	-	40
Granger Court I	Fargo, ND	2,200	279	2,619	25	58	304	2,677	2,981	432	6/4/13	20	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Griffin Court	Moorhead, MN	3,067	652	3,858	35	379	687	4,237	4,924	601	6/9/14	5	-	40
Hannifin	Bismarck, ND	453	81	607	5	52	86	659	745	98	11/1/13		40
Harrison and Richfield	Grand Forks, ND	5,503	756	6,346	4	316	760	6,662	7,422	2,070	7/1/07	5	-	40
Hartford Apartments	Fargo, ND	904	154	1,233	—	—	154	1,233	1,387	39	10/1/18		40
Highland Meadows	Bismarck, ND	5,716	1,532	8,513	—	250	1,532	8,763	10,295	590	5/1/17	5	-	40
Hunters Run I	Fargo, ND	517	50	419	2	(2)	52	417	469	132	3/23/07		40
Hunters Run II	Fargo, ND	504	44	441	2	—	46	441	487	127	7/1/08		40
Huntington	Fargo, ND	358	86	309	—	15	86	324	410	35	8/4/15		40
Islander	Fargo, ND	821	98	884	—	115	98	999	1,097	195	7/1/11		40
Jadestone	Fargo, ND	512	212	554	—	67	212	621	833	39	6/1/17		40
Kennedy	Fargo, ND	399	84	588	7	91	91	679	770	107	2/6/13	20	-	40
Library Lane	Grand Forks, ND	2,192	301	2,401	12	121	313	2,522	2,835	768	10/1/07	20	-	40
Madison	Grand Forks, ND	237	95	497	—	52	95	549	644	58	9/1/15		40
Maple Ridge	Omaha, NE	3,911	766	5,608	59	3,576	825	9,184	10,009	1,829	8/1/08	20	-	40
Maplewood	Maplewood, MN	9,239	3,120	11,955	—	1,021	3,120	12,976	16,096	1,570	12/19/14	5	-	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	Fargo, ND	4,746	783	5,839	1	271	784	6,110	6,894	1,419	1/1/09	20	-	40
Martha Alice	Fargo, ND	488	74	738	2	83	76	821	897	213	8/31/09	20	-	40
Mayfair	Grand Forks, ND	—	80	1,043	—	123	80	1,166	1,246	306	7/1/08	20	-	40
Monticello	Fargo, ND	638	60	752	7	32	67	784	851	121	11/8/13	20	-	40
Montreal Courts	Little Canada, MN	18,020	5,809	19,565	15	1,056	5,824	20,621	26,445	3,254	10/2/13	5	-	40
Morningside Apartments	Fargo, ND	489	85	673	—	—	85	673	758	20	11/30/18		40
Oak Court	Fargo, ND	2,720	270	2,210	14	328	284	2,538	2,822	699	4/30/08	28	-	40
Oakview Townhomes	Grand Forks, ND	3,455	822	4,698	—	378	822	5,076	5,898	374	1/11/17		40
Pacific Park I	Fargo, ND	594	95	777	3	65	98	842	940	141	2/6/13		40
Pacific Park II	Fargo, ND	509	111	865	4	47	115	912	1,027	156	2/6/13		40
Pacific South	Fargo, ND	314	58	459	2	—	60	459	519	79	2/6/13		40
Park Circle	Fargo, ND	561	196	716	7	17	203	733	936	47	6/1/17		40
Parkview Arms	Bismarck, ND	—	373	3,845	—	110	373	3,955	4,328	475	5/13/15	5	-	40
Parkwest Gardens	West Fargo, ND	3,544	713	5,712	—	1,012	713	6,724	7,437	861	6/30/14	20	-	40
Parkwood	Fargo, ND	—	126	1,143	7	16	133	1,159	1,292	319	8/1/08		40
Pebble Creek	Bismarck, ND	4,011	260	3,704	—	(300)	260	3,404	3,664	1,015	3/19/08	20	-	40
Plumtree	Fargo, ND	561	100	782	—	29	100	811	911	54	5/1/17		40
Prairiewood Courts	Fargo, ND	—	308	1,730	28	80	336	1,810	2,146	582	9/1/06	20	-	40
Prairiewood Meadows	Fargo, ND	2,067	736	2,514	11	16	747	2,530	3,277	462	9/30/12		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Quail Creek	Springfield, MO	6,292	1,529	8,717	—	96	1,529	8,813	10,342	1,094	2/3/15	5	-	40
Robinwood	Coon Rapids, MN	4,459	1,138	6,133	242	567	1,380	6,700	8,080	809	12/19/14		40
Rosedale Estates	Roseville, MN	15,070	4,680	20,591	—	614	4,680	21,205	25,885	2,681	12/19/14	5	-	40
Rosegate	Fargo, ND	2,836	251	2,978	49	84	300	3,062	3,362	905	4/30/08	20	-	40
Roughrider	Grand Forks, ND	377	100	448	—	117	100	565	665	48	8/1/16	5	-	40
Saddlebrook	West Fargo, ND	909	148	1,262	203	105	351	1,367	1,718	358	12/31/08		40
Sage Park	New Brighton, MN	10,050	2,520	13,985	—	857	2,520	14,842	17,362	1,874	12/19/14	5	-	40
Sargent	Fargo, ND	1,034	164	1,529	4	17	168	1,546	1,714	116	1/10/17		40
Schrock	Fargo, ND	485	71	626	3	6	74	632	706	104	6/4/13		40
Sheridan Pointe	Fargo, ND	1,923	292	2,387	21	11	313	2,398	2,711	365	10/1/13		40
Sierra Ridge	Bismarck, ND	7,168	754	8,795	151	128	905	8,923	9,828	2,295	9/1/06		40
Somerset	Fargo, ND	2,920	300	3,400	43	30	343	3,430	3,773	973	7/1/08		40
Southgate	Fargo, ND	2,562	803	5,267	20	(45)	823	5,222	6,045	1,618	7/1/07	20	-	40
Southview III	Grand Forks, ND	195	99	522	—	79	99	601	700	124	8/1/11		40
Southview Villages	Fargo, ND	2,599	268	2,483	16	174	284	2,657	2,941	797	10/1/07	20	-	40
Spring	Fargo, ND	485	76	822	6	15	82	837	919	145	2/6/13	20	-	40
Stanford Court	Grand Forks, ND	—	291	3,866	—	83	291	3,949	4,240	681	2/6/13	20	-	40
Stonefield-Clubhouse	Bismarck, ND	—	34	1,147	—	50	34	1,197	1,231	103	7/31/16		40
Stonefield-Phase I	Bismarck, ND	8,296	2,804	13,138	227	246	3,031	13,384	16,415	1,675	8/1/14	20	-	40
Stonefield-Phase II	Bismarck, ND	—	1,167	2,566	486	5,129	1,653	7,695	9,348	550	10/23/14		40
Stonefield-Phase III	Bismarck, ND	—	1,079	—	238	—	1,317	—	1,317	—	10/23/14		n/a
Stonybrook	Omaha, NE	6,843	1,439	8,003	—	1,565	1,439	9,568	11,007	2,349	1/20/09	20	-	40
Summerfield	Fargo, ND	681	129	599	1	50	130	649	779	70	8/4/15		40
Summit Point	Fargo, ND	3,621	681	5,434	22	63	703	5,497	6,200	586	10/1/15	20	-	40
Sunchase	Fargo, ND	1,100	181	1,563	14	86	195	1,649	1,844	108	5/1/17		40
Sunset Ridge	Bismarck, ND	8,062	1,759	11,012	36	48	1,795	11,060	12,855	2,928	6/6/08	9	-	40
Sunview	Grand Forks, ND	—	144	1,578	1	124	145	1,702	1,847	450	12/31/08	20	-	40
Sunwood	Fargo, ND	2,695	358	3,376	38	163	396	3,539	3,935	1,065	7/1/07	20	-	40
Terrace on the Green	Moorhead, MN	—	697	2,588	—	265	697	2,853	3,550	489	9/30/12		40
Thunder Creek	Fargo, ND	2,862	633	4,063	—	177	633	4,240	4,873	193	3/1/18	25	-	40
Twin Oaks	Hutchinson, MN	3,144	816	3,245	—	122	816	3,367	4,183	437	10/1/14		40
Twin Parks	Fargo, ND	2,076	119	2,072	43	131	162	2,203	2,365	586	10/1/08	20	-	40
Valley Homes Duplexes	Grand Forks, ND	986	356	1,668	—	310	356	1,978	2,334	228	1/22/15		40
Valley View	Golden Valley, MN	4,440	1,190	6,118	—	166	1,190	6,284	7,474	798	12/19/14	5	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Village Park	Fargo, ND	710	219	1,932	51	34	270	1,966	2,236	572	4/30/08		40
Village West	Fargo, ND	2,389	357	2,274	61	121	418	2,395	2,813	654	4/30/08		40
Washington	Grand Forks, ND	408	74	592	—	76	74	668	742	58	5/4/16		40
Westcourt	Fargo, ND	2,232	287	3,000	28	53	315	3,053	3,368	485	1/2/14	5	-	40
West Oak	Fargo, ND	556	85	692	—	37	85	729	814	58	1/17/17		40
Westside	Hawley, MN	518	59	360	—	63	59	423	482	94	2/1/10		40
Westwind	Fargo, ND	642	49	455	1	83	50	538	588	161	4/30/08	20	-	40
Westwood	Fargo, ND	3,782	597	6,341	91	352	688	6,693	7,381	1,850	6/5/08	20	-	40
Willow Park	Fargo, ND	3,674	288	5,286	39	707	327	5,993	6,320	1,489	12/31/08		40
Woodland Pines	Omaha, NE	6,396	842	10,596	—	477	842	11,073	11,915	316	11/30/18		40
Total		$323,735	$73,917	$458,534	$2,908	$34,844	$76,825	$493,378	$570,203	$83,868

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Office			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
32nd Avenue	Fargo, ND	$—	$635	$3,300	$87	$100	$722	$3,400	$4,122	$1,321	3/16/04	3	-	40
Aetna	Bismarck, ND	—	841	4,915	120	1,283	961	6,198	7,159	1,996	12/6/06	5	-	40
Bell Plaza	Bloomington, MN	32,894	6,912	36,520	—	1,610	6,912	38,130	45,042	8,475	8/13/15	3	-	40
First International Bank & Trust	Moorhead, MN	—	210	712	3	88	213	800	1,013	215	5/13/11	10	-	40
Four Points	Fargo, ND	—	70	1,238	—	78	70	1,316	1,386	384	10/18/07	5	-	40
Gate City	Grand Forks, ND	—	382	893	1	176	383	1,069	1,452	280	3/31/08		40
Goldmark Office Park	Fargo, ND	—	1,160	12,446	65	958	1,225	13,404	14,629	4,217	7/1/07	1	-	40
Great American Bldg	Fargo, ND	814	511	1,290	20	359	531	1,649	2,180	559	2/1/05	28	-	40
Midtown Plaza	Minot, ND	1,139	30	1,213	—	33	30	1,246	1,276	452	1/1/04	5	-	40
Parkway office building (FKA Echelon)	Fargo, ND	850	278	1,491	42	66	320	1,557	1,877	484	5/15/07	9	-	40
Redpath	White Bear Lake, MN	2,537	1,195	1,787	—	—	1,195	1,787	2,982	175	2/1/16		40
Regis	Edina, MN	—	2,991	7,633	—	—	2,991	7,633	10,624	2,104	1/1/09		40
SSA	St Cloud, MN	—	100	2,793	—	18	100	2,811	2,911	898	3/20/07	20	-	40
Wells Fargo Center	Duluth, MN	—	600	7,270	(115)	2,089	485	9,359	9,844	2,712	7/11/07	4	-	40
Total		$38,234	$15,915	$83,501	$223	$6,858	$16,138	$90,359	$106,497	$24,272

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(Dollar amounts in thousands)

Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
Retail	to company	to acquisition (a)	carried at close of period	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Applebees	Apple Valley, MN	$—	$560	$1,235	$—	$—	$560	$1,235	$1,795	$278	1/27/11	40
Applebees	Bloomington, MN	—	1,000	474	11	—	1,011	474	1,485	117	3/22/10	40
Applebees	Coon Rapids, MN	—	750	875	—	—	750	875	1,625	215	3/9/10	40
Applebees	Savage, MN	—	690	424	—	—	690	424	1,114	104	1/1/10	40
Becker Furniture	Waite Park, MN	—	150	2,065	—	(637)	150	1,428	1,578	697	7/12/06	40
Dairy Queen	Apple Valley, MN	—	1,128	1,345	—	—	1,128	1,345	2,473	52	9/17/18	40
Dairy Queen	Dickinson, ND	—	329	658	—	—	329	658	987	132	1/19/12	40
Dairy Queen	Moorhead, MN	—	243	787	1	—	244	787	1,031	171	5/13/11	20
Family Dollar	Mandan, ND	—	167	649	—	—	167	649	816	147	12/14/10	40
OReilly	Mandan, ND	—	115	449	—	—	115	449	564	102	12/14/10	40
Walgreens	Alexandria, LA	1,139	1,090	2,973	—	—	1,090	2,973	4,063	745	12/18/09	28	-	40
Walgreens	Batesville, AR	5,364	473	6,405	—	—	473	6,405	6,878	1,682	7/9/09	40
Walgreens	Denver, CO	3,216	2,349	2,358	—	—	2,349	2,358	4,707	506	6/14/11	40
Walgreens	Fayetteville, AR	4,074	636	4,732	—	—	636	4,732	5,368	1,242	7/9/09	40
Walgreens	Laurel, MS	1,131	1,280	2,984	—	—	1,280	2,984	4,264	709	7/30/10	40
Total	$14,924	$10,960	$28,413	$12	$(637)	$10,972	$27,776	$38,748	$6,899
Grand Totals	$395,038	$110,169	$605,082	$4,493	$43,492	$114,662	$648,574	$763,236	$124,665

Investments in Unconsolidated Affiliates:	Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
to company	to acquisition (a)	carried at close of period	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Banner	Fargo, ND	$6,427	$750	$8,016	$203	$224	$953	$8,240	$9,193	$2,556	3/15/07	40
GF Marketplace	Grand Forks, ND	10,264	4,259	15,801	208	1,194	4,467	16,995	21,462	9,581	7/1/03	25	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(Dollar amounts in thousands)

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.
(b)	The changes in total real estate investments for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Balance at January 1,	$790,696	$759,703	$715,300
Purchase of real estate investments	5,981	41,230	47,279
Sale and disposal of real estate investment	(4,422)	(10,222)	(1,267)
Property held for sale	—	—	—
Provision for asset impairment	—	—	—
Construction in progress not yet placed in service	9,773	(15)	(1,609)
Reallocation to intangible assets	—	—	—
Balance at December 31,	$802,028	$790,696	$759,703

(c)	The changes in accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Balance at January 1,	$128,112	$111,026	$92,325
Depreciation expense	19,644	19,165	19,057
Property held for sale	—	—	—
Sale and disposal of real estate investment	(1,440)	(2,079)	(356)
Balance at December 31,	$146,316	$128,112	$111,026

(d)	The aggregate cost of our real estate for federal income tax purposes is $680,591.

Exhibit Index

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit Description	with	Form	ending	Exhibit	date
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002		10-12G		3.1	03/10/11
3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014		8-K		5.02	06/24/14
3.3	Amended and Restated Bylaws dated June 23, 2011		10-12G		3.2	03/10/11
3.4	Amended and Restated Bylaws dated June 23, 2016		8-K		3.1	06/29/16
3.5	Amended and Restated Bylaws effective December 12, 2019		8-K		3.1	12/16/19
4.1	Declaration of Trust Sterling Real Estate Trust dated July 21, 2004		10-12G		4.1	03/10/11
4.2	Addendum to Declaration of Trust dated July 25, 2007		10-12G		4.2	03/10/11
4.3	Sterling Third Amended and Restated Declaration of Trust dated March 27, 2014		8-K		4.1	04/02/14
4.4	Sterling Third Amended and Restated Declaration of Trust dated June 23, 2016		8-K		4.1	06/29/16
4.5	First Amended and Restated Declaration of Trust dated February 9, 2011		10-12G		4.3	03/10/11
4.6	Amendment No. 1 to First Amended and Restated Declaration of Trust dated August 1, 2014		8-K		5.01	06/24/14
4.7	Amended and Restated Share Repurchase Plan dated December 13, 2018		8-K		99.1	12/19/18
4.8	Amended and Restated Share Repurchase Plan effective January 1, 2020		8-K		99.1	12/16/19
4.9	Amended and Restated Unit Repurchase Plan dated December 13, 2018		8-K		99.2	12/19/18
4.10	Amended and Restated Unit Repurchase Plan, effective January 1, 2020		8-K		99.2	12/16/19
4.11	Description of Registrant’s Securities	X
10.1	First Amendment and Complete Restatement of Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated April 25, 2003		10-12G		10.2	03/10/11
10.2	Second Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated December 19, 2008		10-12G		10.3	03/10/11
10.3	Third Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated August 5, 2009		10-12G		10.4	03/10/11
10.4	Fourth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated February 9, 2011		10-12G		10.5	03/10/11
10.5	Fifth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated June 23, 2011		10-K	12/31/2011	10.6	03/30/12
10.6	Seventh Amended and Restated Advisory Agreement dated January 1, 2018		8-K		10.1	04/04/18
10.7	Amendment No. 1 to Seventh Amended and Restated Advisory Agreement dated June 21, 2018		8-K		10.1	06/26/18
10.8	Eighth Amended and Restated Advisory Agreement dated April 1, 2019		8-K		10.1	04/02/19
10.9	Amendment No. 1 to the Eighth Amended and Restated Advisory Agreement effective September 1, 2019		8-K		10.1	09/25/19
10.10	Second Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated January 1, 2013		8-K		10.1	12/27/12
10.11	Third Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties LLLP dated August 1, 2104		8-K		5.04	06/24/14
10.12	Dividend Reinvestment Plan dated July 20, 2012		S-3D		A	07/20/12
10.13	First Amendment to Dividend Reinvestment Plan dated September 26, 2013		8-K		99.1	10/02/13
10.14	Second Amendment to Dividend Reinvestment Plan dated December 14, 2016		8-K		99.1	12/20/16
10.15	Amended and Restated Dividend Reinvestment Plan dated July 11, 2017		S-3D		A	07/12/17
10.16	Amendment to Certificate of Limited Liability Partnership of Sterling Properties, LLLP dated August 1, 2014		8-K		5.03	06/24/14
10.17	Form of Secured Promissory Note (15-Year Note) dated as of December 19, 2014		8-K		10.3	12/23/14
10.18	Form of Secured Promissory Note (10-Year Note) dated as of December 19, 2014		8-K		10.4	12/23/14
10.19	Form of Mortgage, Security Agreement and Fixture Filing dated as of December 19, 2014		8-K		10.5	12/23/14
10.20	Form of Promissory Note dated as of December 19, 2014		8-K		10.6	12/23/14
10.21	Form of Mortgage dated as of December 19, 2014		8-K		10.7	12/23/14
10.22	Form of Commercial Security Agreement dated as of December 19, 2014		8-K		10.8	12/23/14
10.23	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan approved June 18, 2015		8-K		10.1	06/23/15
10.24	Form of Promissory Note dated as of August 13, 2015		8-K		10.2	08/18/15
10.25	Form of Mortgage, Security Agreement and Fixture Filing dated as of August 13, 2015		8-K		10.3	08/18/15
10.26	Amendment No. 1 to Amended and Restated Independent Trustee Stock Plan		8-K		99.3	04/04/18
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm - Baker Tilly Virchow Krause, LLP	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Financial Officer	X
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X

101	X

The following materials from Sterling Real Estate Trust’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2020

STERLING REAL ESTATE TRUST

By:	/s/ KENNETH P. REGAN
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH P. REGAN (Kenneth P. Regan)	Chief Executive Officer and Trustee (principal executive officer)	March 13, 2020

/s/ Erica J. Chaffee (Erica J. Chaffee)	Chief Financial Officer and Treasurer (principal financial officer)	March 13, 2020

/s/ BRUCE W. FURNESS (Bruce W. Furness)	Chairman of the Board of Trustees	March 13, 2020

/s/ JAMES R. HANSEN (James R. Hansen)	Trustee	March 13, 2020

/s/ TIMOTHY HUNT (Timothy Hunt)	Trustee	March 13, 2020

/s/ TIMOTHY HAUGEN (Timothy Haugen)	Trustee	March 13, 2020

/s/ MICHELLE KORSMO (Michelle Korsmo)	Trustee	March 13, 2020

/s/ RICHARD SAVAGEAU (Richard Savageau)	Trustee	March 13, 2020

/s/ JAMES S. WIELAND (James S. Wieland)	Trustee	March 13, 2020

/s/ LANCE R. WOLF (Lance R. Wolf)	Trustee	March 13, 2020