Form 10-Q
period 2020-03-31
Sterling Real Estate Trust
filed 2020-05-08
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2020
Common Shares of Beneficial Interest, $0.01 par value per share	9,614,311

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2020 (UNAUDITED) and December 31, 2019 (audited)

	March 31,	December 31,
	2020	2019
	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$116,102	$114,666
Building and improvements	686,188	676,228
Construction in progress	17,017	11,134
Real estate investments	819,307	802,028
Less accumulated depreciation	(150,822)	(146,316)
Real estate investments, net	668,485	655,712
Cash and cash equivalents	4,295	9,002
Restricted deposits	11,398	8,380
Investment in unconsolidated affiliates	7,848	7,915
Note receivable	1,300	1,300
Lease intangible assets, less accumulated amortization of $15,429 in 2020 and $15,558 in 2019	8,395	9,133
Other assets, net	6,218	8,244

Total Assets	$707,939	$699,686

LIABILITIES
Mortgage notes payable, net	$395,074	$393,164
Dividends payable	7,358	7,118
Tenant security deposits payable	4,648	4,439
Lease intangible liabilities, less accumulated amortization of $1,916 in 2020 and $1,881 in 2019	1,151	1,207
Accrued expenses and other liabilities	13,697	14,711
Total Liabilities	421,928	420,639

COMMITMENTS and CONTINGENCIES - Note 14

SHAREHOLDERS' EQUITY
Beneficial interest	103,750	102,373
Noncontrolling interest
Operating partnership	181,299	174,221
Partially owned properties	2,411	2,416
Accumulated other comprehensive loss	(1,449)	37
Total Shareholders' Equity	286,011	279,047

	$707,939	$699,686

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED March 31, 2020 and 2019 (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$29,906	$29,831
Expenses
Expenses from rental operations
Operating expenses, excluding real estate taxes	12,535	12,179
Real estate taxes	3,164	3,029
Depreciation and amortization	5,252	5,538
Interest	4,350	4,715
	25,301	25,461
Administration of REIT	1,162	1,111
Total expenses	26,463	26,572
Income from operations	3,443	3,259

Other income
Equity in income of unconsolidated affiliates	158	132
Other income	119	70
Gain on sale of real estate and non-real estate investments	1,455	—
Gain on involuntary conversion	52	329
	1,784	531
Net income	$5,227	$3,790
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	3,419	2,532
Partially owned properties	(5)	(30)
Net income attributable to Sterling Real Estate Trust	$1,813	$1,288

Net income per common share, basic and diluted	$0.19	$0.14

Comprehensive income:
Net income	$5,227	$3,790
Other comprehensive (loss) gain - change in fair value of interest rate swaps	(1,486)	4
Comprehensive income	3,741	3,794
Comprehensive income attributable to noncontrolling interest	2,442	2,505
Comprehensive income attributable to Sterling Real Estate Trust	$1,299	$1,289

Weighted average Common Shares outstanding	9,562	9,091

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2020 and 2019 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2018	8,967	$ 122,624	$ (24,741)	$ 97,883	$ 183,360	$ 2,538	$ (30)	$ 283,751
Shares/units redeemed	(11)	(197)	-	(197)	(629)	-	-	(826)
Dividends declared	-	-	(2,374)	(2,374)	(4,661)	-	-	(7,035)
Dividends reinvested - stock dividend	82	1,479	-	1,479	-	-	-	1,479
Issuance of shares under optional purchase plan	49	929	-	929	-	-	-	929
Change in fair value of interest rate swaps	-	-	-	-	-	-	4	4
Net income	-	-	1,288	1,288	2,532	(30)	-	3,790
BALANCE AT MARCH 31, 2019	9,087	$ 124,835	$ (25,827)	$ 99,008	$ 180,602	$ 2,508	$ (26)	$ 282,092

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2019	9,436	$ 131,261	$ (28,888)	$ 102,373	$ 174,221	$ 2,416	$ 37	$ 279,047
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	9,031	-	-	9,031
Shares/units redeemed	(38)	(696)	-	(696)	(541)	-	-	(1,237)
Dividends declared	-	-	(2,527)	(2,527)	(4,831)	-	-	(7,358)
Dividends reinvested - stock dividend	87	1,584	-	1,584	-	-	-	1,584
Issuance of shares under optional purchase plan	62	1,203	-	1,203	-	-	-	1,203
Change in fair value of interest rate swaps	-	-	-	-	-	-	(1,486)	(1,486)
Net income	-	-	1,813	1,813	3,419	(5)	-	5,227
BALANCE AT MARCH 31, 2020	9,547	$ 133,352	$ (29,602)	$ 103,750	$ 181,299	$ 2,411	$ (1,449)	$ 286,011

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2020 and 2019 (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
OPERATING ACTIVITIES
Net income	$5,227	$3,790
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate investments	(1,455)	—
Gain on involuntary conversion	(52)	(329)
Equity in income of unconsolidated affiliates	(158)	(132)
Distributions of earnings of unconsolidated affiliates	158	132
Allowance for uncollectible accounts receivable	113	50
Depreciation	4,868	5,012
Amortization	380	512
Amortization of debt issuance costs	140	155
Effects on operating cash flows due to changes in
Other assets	1,449	613
Tenant security deposits payable	131	203
Accrued expenses and other liabilities	(3,617)	(1,726)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,184	8,280
INVESTING ACTIVITIES
Purchase of real estate investment properties	(375)	—
Capital expenditures and tenant improvements	(5,058)	(1,263)
Proceeds from sale of real estate investments and non-real estate investments	3,494	—
Proceeds from involuntary conversion	259	294
Investment in unconsolidated affiliates	(38)	—
Distributions in excess of earnings received from unconsolidated affiliates	105	121
NET CASH USED IN INVESTING ACTIVITIES	(1,613)	(848)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(98)	—
Principal payments on special assessments payable	(253)	(32)
Proceeds from issuance of mortgage notes payable and subordinated debt	7,788	—
Principal payments on mortgage notes payable	(9,129)	(3,150)
Proceeds from issuance of shares under optional purchase plan	1,203	929
Shares/units redeemed	(1,237)	(826)
Dividends/distributions paid	(5,534)	(5,349)
NET CASH USED IN FINANCING ACTIVITIES	(7,260)	(8,428)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(1,689)	(996)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	17,382	30,065
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$15,693	$29,069

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$4,295	$21,345
Restricted deposits	11,398	7,724
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$15,693	$29,069

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2020 and 2019 (UNAUDITED) (Continued)

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$4,203	$4,599

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$1,584	$1,479
Dividends declared and not paid	2,527	2,374
UPREIT distributions declared and not paid	4,831	4,661
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	9,031	—
Increase in land improvements due to increase in special assessments payable	65	213
Unrealized (loss) gain on interest rate swaps	(1,486)	4
Acquisition of assets with new financing	3,225	—
Acquisition of assets through assumption of debt and liabilities	265	—
Capitalized interest and real estate taxes related to construction in progress	137	7

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of March 31, 2020 and December 31, 2019, Sterling owned approximately 34.34% and 34.63%, respectively, of the operating partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheets as of March 31, 2020 and consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three months ended March 31, 2020 and 2019. These adjustments are of a normal recurring nature.

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

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 178 properties.  The Trust’s 131 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 47 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 74.0% residential and 26.0% commercial (based on cost) and total $668,485 in real estate investments at March 31, 2020. Currently Sterling’s acquisition strategy and focus is on multifamily apartment properties.  We currently have no plans to dispose of our non-multifamily apartment properties. We will consider unsolicited offers for purchase of non-multifamily properties on a case by case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	111	6,348
	Minnesota	16	3,033
	Missouri	1	164
	Nebraska	3	495
		131	10,040

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	780,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	14	675,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		47	1,657,000

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Trust allocates the purchase price of each acquired investment property accounted for as an asset acquisition based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, and (v) any assumed financing that is determined to be above or below market, if any. Transaction costs related to acquisitions accounted for as an asset acquisition are capitalized as incurred and included as a cost of the Building in the accompanying consolidated balance sheet.

For tangible assets acquired, including land, building and other improvements, the Trust considers available comparable market and industry information in estimating acquisition date fair value. Key factors considered in the calculation of fair value of both real property and intangible assets include the current market rent values, “dark” periods (building in vacant status), direct costs estimated with obtaining a new tenant, discount rates, escalation factors, standard lease terms, and tenant improvement costs. The Trust allocates a portion of the purchase price to the estimated acquired in-place lease value intangibles based on factors available in third party appraisals or cash flow estimates of the property prepared by our internal analysis.  These estimates are based upon cash flow projections for the property, existing leases, lease origination costs for similar leases as well as lost rental payments during an assumed lease-up period. The Trust also evaluates each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, the Trust allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. Fair value estimates used in acquisition accounting, including the discount rate used, require the Trust to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, and size and location of tenant spaces within the acquired investment property.

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Trust incurred amortization expense pertaining to acquired in-place lease value intangibles of $341 and $429 for the three months ended March 31, 2020 and 2019, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to real estate rental income. Amortization pertaining to above market lease intangibles of $52 and $54 for the three months ended March 31, 2020 and 2019, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $56 and $67 for the three months ended March 31, 2020 and 2019, respectively, was recorded as an increase to real estate rental income.

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

Depreciation expense for the three months ended March 31, 2020 and 2019 totaled $4,868 and $5,012, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Trust’s investment properties are reviewed for potential impairment at the end of each reporting period whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Company separately determines whether impairment indicators exist for each property.

Examples of situations considered to be impairment indicators include, but are not limited to:

•	a substantial decline or continued low occupancy rate;
•	continued difficulty in leasing space;
•	significant financially troubled tenants;
•	a change in plan to sell a property prior to the end of its useful life or holding period;
•	a significant decrease in market price not in line with general market trends; and
•	any other quantitative or qualitative events or factors deemed significant by the Trust’s management or board of trustees.

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

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the three months ended March 31, 2020 and 2019.

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

March 31, 2020 and 2019 (UNAUDITED)

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

There were no properties classified as held for sale at March 31, 2020 or December 31, 2019.  See Note 15.

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

Construction in progress as of March 31, 2020 consists primarily of development and planning costs associated with the Glen Pond development in Eagan, Minnesota and Goldmark Office Park 1715 and 1711 buildings located in Fargo, North Dakota. The Glen Pond development consists of an addition of 114 units to the current multifamily property. Current expectations are that the project will be completed in the second or third quarter of calendar year 2020 and the current project budget approximates $15,598. The Goldmark Office Park consists of three commercial office buildings. Current expectations are that the project which includes building renovations, reconstruction of portions of the Office Park and additional amenities will be completed in phases with the primary phase completed in the second quarter of calendar year 2020. The current project budget is approximately $3,833.

Cash and Cash Equivalents and Restricted Deposits

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents. Restricted deposits include funds escrowed for tenant for tenant security deposits, real estate taxes, insurance and mortgage escrow deposits required by lenders on certain properties to be used for future building renovations or tenant improvements and potential Internal Revenue Code section 1031 tax deferred exchanges (1031 Exchanges).

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded to unconsolidated affiliates for the three months ended March 31, 2020 and 2019.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of March 31, 2020, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.

As of March 31, 2020 and December 31, 2019, the unconsolidated affiliates held total assets of $33,451 and $31,261 and mortgage notes payable of $18,169 and $16,690, respectively.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center as a tenant in common through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at March 31, 2020 and December 31, 2019 of $10,208 and $10,264, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2020 and December 31, 2019 of $6,379 and $6,426, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a joint venture (“SE Savage”) that is developing a 190 unit multifamily property. The property is encumbered by a first construction mortgage with a balance at March 31, 2020 of $1,583 and no mortgage balance at December 31, 2019. The operating partnership has contributed $3,305 in cash to SE Savage as of March 31, 2020. The partnership holds total assets of $8,107. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a joint venture (“SE Maple Grove”) that intends to develop a 160 unit multifamily property. The operating partnership has contributed $2,073 in cash to SE Maple Grove as of March 31, 2020. SE Maple Grove holds land located in Maple Grove, Minnesota, total assets of $3,455, and no mortgage payable.

Receivables

Receivables consist primarily of amounts due for rent and tenant charges. Accounts receivable are carried at original amounts billed. The operating partnership reviews collectability of charges under its tenant operating leases on a quarterly basis. In the event that collection is deemed not probable for any tenant charges, beginning with the adoption of ASC 842

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

as of January 1, 2019, the operating partnership recognizes an adjustment to real estate rental income. Prior to the adoption of ASC 842, the Company recognized a provision for uncollectible amounts or a direct write-off of the specific rent receivable. Receivables are included in other assets in the accompanying consolidated balance sheets.

Note receivables are issued periodically and are secured and interest bearing.

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at March 31, 2020 and December 31, 2019.

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

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to noncontrolling interests in accordance with the terms of the operating partnership agreement.

Partially Owned Properties: The Trust reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Company that are not wholly owned by the Company.  The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated statement of operations and comprehensive income.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2020 and December 31, 2019, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2016.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. The Trust has determined any lease less than twelve months in length will not be looked at in the classification process and will be presumed an operating lease. As of March 31, 2020, all leases analyzed under the Trust’s

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

lease classification process were determined to be operating leases. As of March 31, 2019, all leases continued to be accounted for as operating leases under the new standard as described under Recent Accounting Pronouncements.

As of March 31, 2020, we derived 79% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of March 31, 2020, we derived 21% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

We recognize variable income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements. When we pay pass-through expenses, subject to reimbursement by the tenant, they are included within Operating expenses, excluding real estate taxes, and reimbursements are included within Real estate rental income along with the associated base rent in the accompanying consolidated financial statements.

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment decreased revenue by $65 and increased revenue by $103 the three months ended March 31, 2020 and 2019, respectively. The straight-line receivable balance included in other assets on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 was $3,093 and $3,331, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which are immaterial, are recognized in the subsequent year.

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

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended March 31, 2020
	Residential	Commercial	Total
	(in thousands)
Lease income related to fixed lease payments	$23,203	$4,714	$27,917
Lease income related to variable lease payments	—	1,261	1,261
Other (a)	(257)	(90)	(347)
Lease Income (b)	$22,946	$5,885	$28,831

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Three months ended March 31, 2019
	Residential	Commercial	Total
	(in thousands)
Lease income related to fixed lease payments	$22,797	$4,777	$27,574
Lease income related to variable lease payments	—	1,487	1,487
Other (a)	(217)	117	(100)
Lease Income (b)	$22,580	$6,381	$28,961

(a)

For the three months ended March 31, 2020 and 2019, “Other” is comprised of revenue adjustments related to changes in collectibility and amortization of above and below market lease intangibles and lease inducements.

(b)	Excludes other rental income for the three months ended March 31, 2020 and 2019 of $1,075 and $870, respectively, which is accounted for under the revenue recognition standard.

As of March 31, 2020, non-cancelable commercial operating leases provide for future minimum rental income as follows. Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2020 (April 1, 2020 – December 31, 2020)	$13,288
2021	14,836
2022	11,453
2023	9,479
2024	9,017
Thereafter	42,479
$100,552

Business Interruption Proceeds

In the Trust’s normal course of business we periodically receive insurance recoveries for business interruption. The Trust received no insurance recoveries for business interruption during the three months ended March 31, 2020 and 2019. When insurance proceeds are received they are reflected in the statement of operations as real estate rental income.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of March 31, 2020 and 2019, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2020 and 2019, Sterling’s denominators for the basic and diluted earnings per common share were approximately 9,562,000 and 9,091,000, respectively.

Incurred but Not Reported Insurance Liability

The Company maintains a business insurance program with deductible limits, which cover property, business automobile and general liability claims. The Company accrues estimated losses using a reserve for known claims and estimates based on historical loss experience. The calculations used to estimate property claim reserves are based on numerous assumptions, some of which are subjective. The Company will adjust the property claim reserves, if necessary, in the event

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

future loss experience differs from historical loss patterns. As of March 31, 2020 and December 31, 2019, property claim reserves were $510 and $204, respectively, and are included in other liabilities on the consolidated balance sheet.

Reclassifications

Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications have not changed the results of operations or equity.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The standard provides for optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. On July 27, 2017, the Financial Conduct Authority (FCA), tasked with overseeing the London Interbank Offered Rate (LIBOR) announced the benchmark interest rate will be phased out by the end of 2021. As a result, existing and future contracts indexed to LIBOR will need to be renegotiated to reference another rate.

We adopted the standard effective as of January 1, 2020, using the optional transition method to apply the standard as of the effective date. The Trust elected to apply the optional expedients for all of the Trust’s hedging relationships. The Trust will disregard the potential change in the designated hedged risk that may occur due to reference rate reform when the Trust assesses whether the hedged forecasted transaction is probable in accordance with the requirements of Topic 815. The Trust will continue current hedge accounting for our existing cash flow hedges when the hedged risk changes by assuming the reference rate will not be replaced for the remainder of the hedging relationships for our assessment of hedge effectiveness and all subsequent hedge effectiveness assessments.

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

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – segment reporting

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multifamily properties. Our commercial properties include retail, office, industrial, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and property administrative and management fees). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and certain general and administrative expenses.  The accounting policies of each segment are consistent with those described in Note 2 of this report.

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three months ended March 31, 2020 and 2019, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Residential	Commercial	Total	Residential	Commercial	Total
	(in thousands)			(in thousands)
Income from rental operations	$23,995	$5,911	$29,906	$23,434	$6,397	$29,831
Expenses from rental operations	13,912	1,787	15,699	13,389	1,819	15,208
Net operating income	$10,083	$4,124	$14,207	$10,045	$4,578	$14,623
Depreciation and amortization			5,252			5,538
Interest			4,350			4,715
Administration of REIT			1,162			1,111
Other (income)/expense			(1,784)			(531)
Net income			$5,227			$3,790

Segment Assets and Accumulated Depreciation

As of March 31, 2020	Residential	Commercial	Total
	(in thousands)
Real estate investments	$622,753	$196,554	$819,307
Accumulated depreciation	(107,785)	(43,037)	(150,822)
	$514,968	$153,517	668,485
Cash and cash equivalents			4,295
Restricted deposits and funded reserves			11,398
Investment in unconsolidated affiliates			7,848
Other assets			6,218
Note receivable			1,300
Intangible assets, less accumulated amortization			8,395
Total Assets			$707,939

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2019	Residential	Commercial	Total
	(in thousands)
Real estate investments	$605,813	$196,215	$802,028
Accumulated depreciation	(104,170)	(42,146)	(146,316)
	$501,643	$154,069	655,712
Cash and cash equivalents			9,002
Restricted deposits and funded reserves			8,380
Investment in unconsolidated affiliates			7,915
Other assets			8,244
Note receivable			1,300
Intangible assets, less accumulated amortization			9,133
Total Assets			$699,686

NOTE 4 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of March 31, 2020	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,018	$(14,083)	$6,935
Above-market leases	2,806	(1,346)	1,460
	$23,824	$(15,429)	$8,395
Lease Intangible Liabilities
Below-market leases	$(3,067)	$1,916	$(1,151)

	Lease	Accumulated	Lease
As of December 31, 2019	Intangibles	Amortization	Intangibles, net
Lease Intangible Assets	(in thousands)
In-place leases	$21,480	$(14,051)	$7,429
Above-market leases	3,211	(1,507)	1,704
	$24,691	$(15,558)	$9,133
Lease Intangible Liabilities
Below-market leases	$(3,088)	$1,881	$(1,207)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities
	(in thousands)
2020 (April 1, 2020 – December 31, 2020)	$1,028	$156
2021	1,121	184
2022	987	164
2023	849	151
2024	849	151
Thereafter	3,561	345
	$8,395	$1,151

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of March 31, 2020 was 6.6 years.

NOTE 5 – LINES OF CREDIT

We have a $18,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2021; a $6,315 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in June 2022; a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022; and a $3,200 variable rate (LIBOR plus 2.04%) line of credit agreement with Bank of the West, which expires November 2020. The lines of credit are secured by properties in Duluth, Edina, Moorhead and St. Cloud, Minnesota; and Bismarck, Dickinson, Grand Forks and Fargo, North Dakota. At March 31, 2020, the Bremer line of credit secured two letters of credit totaling $1,216, leaving $31,599 available and unused under the agreements.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios. We are not required to determine compliance with all covenants as of March 31, 2020; however, we have not received any notice of non-compliance with our covenants through the date of this filing. As of December 31, 2019, three residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis. An annual waiver was received from the lender.

NOTE 6 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	March 31,	December 31,
	2020	2019
	(in thousands)
Fixed rate mortgage notes payable (a)	$396,922	$395,038
Less unamortized debt issuance costs	1,848	1,874
	$395,074	$393,164

(a)	Includes $16,079 and $12,960 of variable rate mortgage debt that was swapped to a fixed rate at March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, we had 121 mortgage loans with effective interest rates ranging from 3.15% to 7.25% per annum and a weighted average effective interest rate of 4.30% per annum.

As of December 31, 2019, we had 121 mortgage loans with effective interest rates ranging from 3.15% to 7.25% per annum, and a weighted average effective interest rate of 4.31% per annum.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios. We are not required to determine compliance with all covenants as of March 31, 2020; however, we have not received any notice of non-compliance with our covenants through the date of this filing. As of December 31, 2019, ten loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs, bad debts and increased vacancies in the North Dakota markets. The loans were secured by properties located in Bismarck, Fargo and Grand Forks, North Dakota with a total outstanding balance of $16,361 at December 31, 2019. Annual waivers have been received from the lenders on $10,435 of the loans  out of compliance. Annual waivers were not received from one lender on loans with a balance of $5,926. The Trust elected to pay the loans off in March 2020 with no penalty.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2020 (April 1, 2020 – December 31, 2020)	$21,654
2021	32,575
2022	26,753
2023	49,526
2024	16,943
Thereafter	249,471
Total payments	$396,922

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we have used derivative instruments to manage our exposure to interest rate movements and add stability to interest expense. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Trust making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

As of March 31, 2020, the Trust used four interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. Over the next nine months, the Trust estimates that an additional $30 will be reclassified as a $30 increase to interest expense.

The following table summarizes the Trust’s interest rate swaps as of March 31, 2020, which effectively convert on month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
April 15, 2005	$801	7.25%	April 15, 2020
November 1, 2019	$7,121	3.15%	November 1, 2029
November 1, 2019	$4,946	3.28%	November 1, 2029
January 10, 2020	$3,211	3.39%	January 10, 2030

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Interest rate swaps	4	3	$16,079	$12,960

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 8 to the consolidated financial statements.

	Derivatives
Derivatives designated as	March 31, 2020		December 31, 2019
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$—	Other assets, net	$58
Interest rate swaps	Accrued expenses and other liabilities	$1,449	Accrued expenses and other liabilities	$21

The carrying amount of the swaps have been adjusted to their fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swap.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income. The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the quarters ended March 31, 2020 and 2019:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into income
	2020		2020
Interest rate swaps	$1,486	Interest expense	$10
	2019		2019
Interest rate swaps	$(4)	Interest expense	$7

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of March 31, 2020, the termination value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk, which the Trust has deemed not significant, was $1,449. As of March 31, 2020, the Trust has pledged the properties related to the loans which are hedged as collateral. If the Trust had breached any of these provisions as of March 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $1,449.

NOTE 8 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2020 (unaudited)		December 31, 2019 (audited)
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial assets:
Note receivable	$1,300	$1,320	$1,300	$1,389
Derivative assets	$—	$—	$58	$58

Financial liabilities:
Mortgage notes payable, net	$395,074	$426,891	$393,164	$415,183
Derivative liabilities	$1,449	$1,449	$21	$21

The carrying values shown in the table are included in the consolidated balance sheets under the captions indicated in Note 7. ASC 820-10 established a three-level valuation hierarchy for fair value measurement.  Management uses these valuation techniques to establish the fair value of the assets at the measurement date.  These valuation techniques are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s assumptions.

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

March 31, 2020 and 2019 (UNAUDITED)

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

	Level 1	Level 2	Level 3		Total
	(in thousands)
March 31, 2020
Derivative liabilities	$—	$1,449		$—	$1,449
December 31, 2019 (audited)
Derivative assets	$—	$58	$		$58
Derivative liabilities	$—	$21		$—	$21

Derivatives:  The fair value of interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of the derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Trust also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2020 and December 31, 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are described in Note 7.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2020
Mortgage notes payable, net	$—	$—	$426,891	$426,891
December 31, 2019 (audited)
Mortgage notes payable, net	$—	$—	$415,183	$415,183

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. Judgment is used in determining the appropriate rate for each of the Company’s

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.25% to 3.35% and from 3.75% to 3.80% at March 31, 2020 and December 31, 2019, respectively. The fair value of the Company’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of March 31, 2020 and December 31, 2019.  The Company’s mortgage notes payable are described in Note 6.

NOTE 9 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of March 31, 2020 and December 31, 2019, outstanding limited partnership units totaled 18,251,000 and 17,811,000 respectively. Total aggregate distributions per unit were $0.2647 and $0.2613 during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and 2019, the operating partnership declared first quarter distributions of $4,831 and $4,661 respectively, to limited partners paid on April 15, 2020 and 2019, respectively.

During the three months ended March 31, 2020 and 2019, there were no limited partnership units exchanged for common shares pursuant to redemption requests.

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

NOTE 10 – REDEMPTION PLANS

Our Board of Trustees has approved redemption plans that enable our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans. Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $35,000 worth of securities. Currently, the fixed redemption price is $18.25 per share or unit under the plans, which price became effective January 1, 2020. Prior to January 1, 2020 the redemption price was $18.00 per share or unit under the plan.

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

During the three months ended March 31, 2020 and 2019, the Company redeemed 38,000 and 11,000 common shares valued at $696 and $197, respectively.  In addition, during the three months ended March 31, 2020 and 2019, the Company redeemed 30,000 and 35,000 units valued at $541 and $629, respectively. The total amount remaining available under the plan as of March 31, 2020 is $4,625 worth of securities.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 11 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of March 31, 2020 and December 31, 2019, there were 9,547,000 and 9,436,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.2647 per share and $0.2613 per share for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and 2019, the operating partnership declared first quarter distributions of $2,527 and $2,374, respectively, to holders of common shares paid on April 15, 2020 and 2019, respectively.

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

The estimated value per common share was $19.25 and $19.00 at March 31, 2020 and December 31, 2019, respectively. See discussion of determination of estimated value in Note 16.

Therefore, the purchase price per common share for dividend reinvestments was $18.29 and $18.05 and for additional optional cash purchases was $19.25 and $19.00 at March 31, 2020 and December 31, 2019, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the three months ended March 31, 2020, 87,000 shares were issued pursuant to dividend reinvestments and 62,000 shares were issued pursuant to additional optional cash purchases under the plan, valued at $1,584 and $1,203 respectively.  In the three months ended March 31, 2019, 82,000 shares were issued pursuant to dividend reinvestments and 49,000 shares were issued pursuant to additional optional cash purchases under the plan, valued at $1,479 and $929, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 13 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the three months ended March 31, 2020 and 2019, we paid property management and administrative fees to GOLDMARK Property Management, Inc. GOLDMARK Property Management, Inc. is owned in part by Kenneth Regan, James Wieland and Joel Thomsen. For the three months ended March 31, 2020 and 2019, we paid management fees, on-site staff costs and other miscellaneous fees required to run the property of $3,312 and $3,123, respectively, to GOLDMARK Property Management, Inc. Management fees paid during the three months ended March 31, 2020 and 2019 approximated 5% of net collected rents. In addition, during the three months ended March 31, 2020 and 2019, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management, Inc. totaling $1,627 and $1,474, respectively.

Board of Trustee Fees

We incurred Trustee fees of $20 and $16 during the three months ended March 31, 2020 and 2019, respectively.  As of March 31, 2020, and December 31, 2019 we owed our Trustees $49 and $29 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and Executive Officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be and was received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 26, 2020, effective until March 31, 2021.

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

During the three months ended March 31, 2020 and 2019, we incurred advisory management fees of $765 and $749 with Sterling Management, LLC, our Advisor. As of March 31, 2020, and December 31, 2019, we owed our Advisor $256 and $503, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

staff required to manage our day-to-day operations. During the three months ended March 31, 2020, we reimbursed our Advisor for $5 in operating costs. During the three months ended March 31, 2019, we did not reimburse the Advisor for any operating costs. As of March 31, 2020, we owed our Advisor $5 for unpaid operating costs. As of December 31, 2019, there were no operating costs owed to our Advisor.

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

During the three months ended March 31, 2020, we incurred $302 in acquisition fees with our advisor. During the three months ended March 31, 2019, there were no acquisition fees incurred with our Advisor. There were no acquisition fees owed to our Advisor as of March 31, 2020 or December 31, 2019.

Disposition Fee: For its services in the effort to sell any investment for us, the Advisor receives a disposition fee of 2.5% of the sales price of each property disposition, capped at $375 per disposition.

During the three months ended March 31, 2020, we incurred disposition fees of $92 with our Advisor. During the three months ended March 31, 2019, there were no disposition fees incurred with our Advisor. See Note 15. There were no disposition fees owed to our Advisor as of March 31, 2020 or December 31, 2019.

Financing Fee: 0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility. The finance fee shall be capped at $38 per loan, refinance, line of credit or other credit facility.

During the three months ended March 31, 2020, we incurred financing fees of $25 with our Advisor. During the three months ended March 31, 2019, there were no financing fees incurred with our Advisor.  There were no financing fees owed to our Advisor as of March 31, 2020 or December 31, 2019.

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

TC = Total Project Cost

During the three months ended March 31, 2020 and 2019, there were no development fees incurred with our Advisor. During the three months ended March 31, 2020, our Advisor decided to forgo the $104 portion of the held back

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

development fee related to the Stonefield development project which was recognized as a reduction in building and improvements. There were no development fees owed to our Advisor as of March 31, 2020 and December 31, 2019.

Project Management Fee: 6% of all completed capital improvement projects on real estate investments owned by the Trust are paid to the Advisor.

Our Advisor began completing our capital improvement projects in September 2019. These projects were previously performed by our property managers. During the three months ended March 31, 2020, there were $17 in project management fees incurred with our Advisor for capital improvement projects. There were no project management fees owed to our Advisor as of March 31, 2020. As of December 31, 2019, we owed our Advisor $67 for project management fees.

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended March 31, 2020, we issued directly or indirectly, 176,000 operating partnership units to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $3,373.

During the three months ended March 31, 2019, there were no operating partnership units issued directly or indirectly, to affiliated entities.

Commissions

During the three months ended March 31, 2020, we incurred real estate commissions of $324, to GOLDMARK Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. During the three months ended March 31, 2019, there were no commissions incurred. There were no outstanding commissions owed as of March 31, 2020 or December 31, 2019.

Rental Income

During the three months ended March 31, 2020 and 2019, we received rental income of $66 and $57, respectively, under an operating lease agreement with GOLDMARK Property Management, Inc..

During the three months ended March 31, 2020 and 2019, we received rental income of $14 and $14, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate, Inc.

During the three months ended March 31, 2020 and 2019, we received rental income of $21 and $13, respectively, under operating lease agreements with our Advisor.

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

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

There can be no assurance that we would have effective remedies against prior owners of the property. In addition, we may be liable to tenants and may find it difficult or impossible to sell the property either prior to or following such a cleanup.

Risk of Uninsured Property Losses

We maintain property damage, fire loss, and liability insurance.  However, there are certain types of losses (generally of a catastrophic nature) which may be either uninsurable or not economically insurable. Such excluded risks may include war, earthquakes, tornadoes, certain environmental hazards, and floods. Should such events occur, (i) we might suffer a loss of capital invested, (ii) tenants may suffer losses and may be unable to pay rent for the spaces, and (iii) we may suffer a loss of profits which might be anticipated from one or more properties.

Litigation

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the financial statements of the Company.

Significant Risks and Uncertainties

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties.

In April, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements.

NOTE 15 – DISPOSITIONS

During the three months ended March 31, 2020, the operating partnership sold one property. We sold a retail property located in Apple Valley, Minnesota, for $3,670 and recognized a gain of $1,455 in March 2020. During the three months ended March 31, 2019, the operating partnership did not dispose of any properties.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 16 – ACQUISITIONS

The Company closed on the following acquisitions during the three months ended March 31, 2020.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

1/12/20	Wolf Creek	Fargo, ND	Apartment complex	54 units	$4,968
1/31/20	Columbia Park Village	Grand Forks, ND	Apartment complex	12 units	612
3/1/20	Belmont East & West	Bismarck, ND	Apartment complex	26 units	1,494
3/1/20	Eastbrook	Bismarck, ND	Apartment complex	24 units	1,296
3/1/20	Hawn	Fargo, ND	Apartment complex	48 units	2,400
3/1/20	Rosser	Bismarck, ND	Apartment complex	24 units	1,296

					$12,066	(a)

(a)

Acquisition price does not include capitalized closing costs and adjustments totaling $636, special assessments assumed and capitalized of $168 or additional costs incurred due to difference in unit price of $26.

Total consideration given for acquisitions through March 31, 2020 was completed through issuing approximately 469,000 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of approximately $9,031, assumed liabilities of $265, a mortgage $3,225 and cash of $375. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The Company had no acquisitions during the three months ended March 31, 2019.

The following table summarizes the acquisition date fair values, before pro-rations, the Company recorded in conjunction with the acquisitions discussed above:

	Three Months Ended
	March 31,
	2020	2019

Land, building, tenant improvements and FF&E	$12,896	$-
Other liabilities	(265)	-
Net assets acquired	12,631	-
Equity/limited partnership unit consideration	(9,031)	-
New loans	(3,225)	-

Net cash consideration	$375	$-

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first three months of 2020 and 2019.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first three months of 2020 and 2019.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information. The fair value was not determined based on, nor intended to comply with, fair value standards under US GAAP and the value may not be indicative of the price we would get for selling our assets in their current condition.

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

NOTE 17 - SUBSEQUENT EVENTS

On April 15, 2020, we paid a dividend or distribution of $0.2647 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on March 31, 2020.

On April 15, 2020, we refinanced a mortgage totaling approximately $1,180.

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

Overview

Sterling Real Estate Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 178 properties containing 10,040 apartment units and approximately 1,657,000 square feet of leasable commercial space as of March 31, 2020.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $668,485, which includes construction in progress.  Currently Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 34.34% of the operating partnership as of March 31, 2020.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

Operating Partnership

Our operating partnership, Sterling Properties, LLLP, was formed as a North Dakota limited liability limited partnership in April 2003 to acquire, own and operate properties on our behalf. The operating partnership holds a diversified portfolio of multifamily and commercial properties located principally in the upper and central Midwest United States.

As of March 31, 2020, approximately 74.0% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short‑term leases.

As of March 31, 2020, approximately 26.0% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders. Our trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluates the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 26, 2020, effective until March 31, 2021.  Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have nine members on our board, seven of whom are independent.

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

Our Advisor

Our external Advisor is Sterling Management, LLC, a North Dakota limited liability company formed in November 2002. Our Advisor is responsible for managing our day-to-day affairs, overseeing capital projects and identifying, acquiring and disposing investments on our behalf. From 2007 to 2020, our Advisor’s staff increased in number and expertise, growing from four to 26 full-time employees. On February 1, 2020, Joel Thomsen was appointed Chief Executive Officer of our Advisor. Kenneth Regan remains as Executive Chairman of the Board of Governors of our Advisor.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the three months ended March 31, 2020 included elsewhere in this report.

Specific Achievements

•	Acquired six new residential properties during the three months ended March 31, 2020
•	Declared and paid dividends aggregating $0.2647 per common share for the three months ending March 31, 2020.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

	Three months ended March 31, 2020			Three months ended March 31, 2019
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$23,995	$5,911	$29,906	$23,434	$6,397	$29,831
Real Estate Expenses
Real Estate Taxes	2,476	688	3,164	2,350	679	3,029
Property Management	3,305	249	3,554	3,114	209	3,323
Utilities	2,419	304	2,723	2,560	326	2,886
Repairs and Maintenance	4,889	507	5,396	4,772	585	5,357
Insurance	823	39	862	593	20	613
Total Real Estate Expenses	13,912	1,787	15,699	13,389	1,819	15,208
Net Operating Income	$10,083	$4,124	14,207	$10,045	$4,578	14,623
Interest			4,350			4,715
Depreciation and amortization			5,252			5,538
Administration of REIT			1,162			1,111
Other (income)/expense			(1,784)			(531)
Net Income			$5,227			$3,790

Net Income Attributed to:
Noncontrolling Interest			$3,414			$2,502
Sterling Real Estate Trust			$1,813			$1,288
Dividends per share (1)			$0.2647			$0.2613
Earnings per share			$0.1900			$0.1400
Weighted average number of common shares			9,562			9,091

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $29,906 for the three months ended March 31, 2020 increased $75 or 0.3% in comparison to the same period in 2019. Residential property revenues increased $561 and commercial property revenues decreased $486.

The following table illustrates changes in occupancy for the three month periods indicated:

	March 31,	March 31,
	2020	2019
Residential occupancy	92.8%	93.5%
Commercial occupancy	90.0%	90.3%

Residential revenues for the three months ended March 31, 2020 increased $561 in comparison to the same period for 2019. Residential properties acquired since January 1, 2020 contributed approximately $242 to the increase in total residential revenues for the three months ended March 31, 2020. The remaining increase is due to increased rent charges at our stabilized properties as well as the increased income related to Ratio Utility Billing System (RUBS) income in our Minneapolis market. The overall residential income increase was offset by increased vacancy, primarily in our Minneapolis market. The residential occupancy rates for the three months ended March 31, 2020 decreased 0.7% primarily due to considerable increased competition in the Minneapolis market.

For the three months ended March 31, 2020, total commercial revenues decreased $486 in comparison to the same period for 2019.  The decrease was primarily attributable to the loss on involuntary conversion of a commercial property in Fargo, ND, where the future economic benefit of a portion of the property was determined to be non recoverable. Based on the facts and circumstances surrounding the property, the property remains vacant during the redevelopment phase, and no business loss proceeds from insurance were received for this property during the three months ended March 31, 2020. Subsequent to the three months ended March 31, 2020, proceeds of $267 were received in relation to this property as payment for business interruption loss. These proceeds relate to both the year ended 2019 and the three months ended March 31, 2020. Commercial revenues comprised 19.8% of the total revenues for the three months ended March 31, 2020 compared to 21.4% of total revenues for the three months ended March 31, 2019. The commercial occupancy rates for the three months ended March 31, 2020 remained comparable to the same period in 2019.

Expenses

Residential expenses from operations of $13,912 during the three months ended March 31, 2020 increased $523 or 3.9% in comparison to the same period in 2019. The increase was primarily attributed to Incurred but Not Reported Reserve (IBNR) claims expenses of $306 reported during the first quarter of 2020, which did not exist in the first quarter of 2019. This was offset by a $75 decrease in traditional insurance expense. Increased real estate taxes of $126 or 5.3%, and professional fees of $76 related to construction projects initially sought for approval, but then deemed unnecessary that were reclassified as expenses in the first quarter of 2020, also contributed to the overall operational expense increase. Actual property management fees increased $97 or 8.5% but continue to approximate 5% of net collected rents. Other property management related expenses remained comparable to prior year.

Commercial expenses from operations of $1,787 during the three months ended March 31, 2020 decreased $32 or 1.8% in comparison to the same period in 2019.  The decrease was attributed to decreased repairs and maintenance expenses of $78 or 13.3% with snow removal responsible for $52 or 34.5% of this amount. Utility expenses during the three months ended March 31, 2020 decreased by $22 or 6.7% in comparison to the same period 2019, also attributed to the overall decrease. These expense decreases were offset by an increase in marketing and advertising expenses during the three months ended March 31, 2020 of $32 in comparison to the same period in 2019, which are included in property management expenses.

Interest expense of $4,350 during the three months ended March 31, 2020 decreased $365 or 7.7% in comparison to the same period in 2019. Pay offs of higher interest rate loans during the fourth quarter of 2019 decreased the weighted average interest rate on our mortgage notes payable. The lower average interest rate decreased total interest paid on mortgages for the three months ended March 31, 2020 by $209 or 4.62% as compared to the same period in 2019. Interest expense was approximately 14.5% and 15.8% of rental income for the three months ended March 31, 2020 and 2019, respectively. Additionally, interest expense on construction in progress, also contributed to the decrease in interest expense. Interest expense for construction in progress is classified as a contra-expense account, offsetting interest expense and resulting in a decrease of $127 in interest expense during the three months ended March 31, 2020 versus the same period in 2019.

Depreciation and amortization expense of $5,252 during the three months ended March 31, 2020 decreased $286 or 5.2% in comparison to the same period. The decrease is primarily due to the write off of certain lease intangibles due to lease terminations at an office building located in Minneapolis, MN. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets.  Depreciation and amortization expense as a percentage of rental income for the three months ended March 31, 2020 and 2019 was 17.6% and 18.6%, respectively.

REIT administration expenses of $1,162 during the three months ended March 31, 2020 increased $51 or 4.6% compared to the same period in 2019. The increase is attributable to an increase in the amount of the REIT advisory fee as well as increased legal costs associated with the review of general entity related matters.

Other income of $1,784 for the three months ended March 31, 2020 increased $1,253 or 236% in comparison to the same period in 2019.  The increase was primarily attributed to disposition activity in the first quarter of 2020 that did not occur in the same period in 2019. The total gain on sale of a real estate investment located in Apple Valley, MN was $1,455.

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

Residential NOI of $10,083 during the three months ended March 31, 2020 increased $38 or 0.4% in comparison to the same three month period in 2019. Commercial NOI of $4,124 during the three months ended March 31, 2020 decreased $454 or 9.9% in comparison to the same three month period in 2019. Decrease in commercial NOI is attributable to the vacant office building in Fargo, ND.

Net Income

Net income for the three months ended March 31, 2020 was $5,227 compared to $3,790 for the three months ended March 31, 2019.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the three months ended March 31, 2020

We acquired six properties for a total of $12,896 during the three months ended March 31, 2020. Total consideration for the acquisitions was the issuance of approximately $9,031 in limited partnership units of the operating partnership, assumed liabilities of $265, cash of $375 and a mortgage of $3,225.

We disposed of one retail property located in Apple Valley, MN for $3,670.

Property Acquisitions and Dispositions during the three months ended March 31, 2019

There were no acquisitions or dispositions during the three months ended March 31, 2019.

See Notes 15 and 16 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the three months ended March 31, 2020 and 2019.

Construction in Progress and Development Projects

Construction in progress as of March 31, 2020 consists primarily of development and planning costs associated with an addition to our the Glen Pond development in Eagan, Minnesota and redevelopment at our Goldmark Office Park 1715 and 1711 buildings located in Fargo, North Dakota. The Glen Pond development consists of the addition of 114 multifamily units to our property. Current expectations are that the project will be completed in the second or third quarter of calendar year 2020 and the current project budget approximates $15,598. The Goldmark Office Park consists of three commercial office buildings. Current expectations are that the project which includes building renovations, reconstruction of portions of the Office Park and additional amenities will be completed in phases with the primary phase completed in the second quarter of calendar year 2020. The current project budget is approximately $3,833.

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

The following tables include calculations of FFO and the reconciliations to net income, for the three months ended March 31, 2020 and 2019, respectively. We believe these calculations are the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended March 31, 2020			Three months ended March 31, 2019
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)
	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,813	9,562	$0.19	$1,288	9,091	$0.14

Add back:
Noncontrolling Interest - OPU	3,419	18,036		2,532	17,860
Depreciation & Amortization from continuing operations	5,252			5,538
Pro rata share of unconsolidated affiliate depreciation & amortization	94			95
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1,455)			—
Funds from operations applicable to common shares and limited partnership units (FFO)	$9,123	27,598	$0.33	$9,453	26,951	$0.35

(1)	Please see Note 9 and Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

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

Historically, the geographic location of our properties and credit-worthiness of our tenants have resulted in minimal to no property impairments or write-offs on uncollectible rental revenues. While we currently anticipate the trend to continue, the impact of COVID-19 is unknown and cannot be reasonably anticipated. It is possible, however, our rental revenues will have negative impacts and tenants may file for bankruptcy or default on their leases in the future and that economic conditions may deteriorate.

To mitigate credit risk on commercial properties, we have historically looked to invest in assets that we believe are critically important to our tenants’ operations and have attempted to diversify our portfolio by tenant, tenant industry and geography.  We also monitor all of our properties performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.

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

Credit-risk related Contingent Features

As part of our interest rate risk management strategy, we have used derivative instruments to manage our exposure to interest rate movements and add stability to interest expense. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Trust making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

As of March 31, 2020, the termination value of the derivative is in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk, which the Trust has deemed not significant, was $1,449. As of March 31, 2020, the Trust has pledged the properties related to the loans which are hedged as collateral. If the Trust had breached any of these provisions as of March 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $1,449.

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

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash flows provided by operating activities	$7,184	$8,280
Net cash flows used in investing activities	$(1,613)	$(848)
Net cash flows used in financing activities	$(7,260)	$(8,428)

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

Net cash provided by operating activities was $7,184 and $8,280 for the three months ended March 31, 2020 and 2019, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization. The funds generated for the three months ended March 31, 2020 and 2019 were $1,455 from the gain on sale of a retail property in the 2020 three month period and the remainder was from property operations of our real estate portfolio.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $1,613 and $848 for the three months ended March 31, 2020 and 2019, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the three months ended March 31, 2020 and 2019, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $5,433 and $1,263, respectively. The increase in the current period was primarily due to purchase of six properties during the three months ended March 31, 2020.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $7,260  and $8,428 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020,  we paid $5,534 in dividends and distributions, redeemed $1,237 of shares and units, and made mortgage principal payments of $9,129. For the three months ended March 31, 2019, we paid $5,349 in dividends and distributions, redeemed $826 of shares and units, and made mortgage principal payments of $3,150.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2020 to March 31, 2020 totaling $2,527 or $0.2647 per share, of which $919 were cash dividends and $1,608 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $7,184 from our cash flows from operations and $105 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2019 to March 31, 2019 totaling $2,374 or $0.2613 per share, of which  $881 were cash dividends and $1,556 were reinvested under the dividend reinvestment plan.  The cash dividends were paid with the $8,280 from our cash flows from operations and $121 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cash flows provided by operations (includes net income of $5,227 and $3,790, respectively)	$7,184	$8,280
Distributions in excess of earnings received from unconsolidated affiliates	105	121
Gain (Loss) on sales of real estate and non-real estate investments	1,455	—
Dividends declared	(2,527)	(2,374)
Excess	$6,217	$6,027

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the three months ended March 31, 2020, we declared quarterly distributions totaling $4,831 to holders of limited partnership units in our operating partnership, which we paid on April 15, 2020.  Distributions were paid at a rate of $0.2647 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the three months ended March 31, 2019, we declared quarterly distributions totaling $4,661 to holders of limited partnership units in our operating partnership, which we paid on April 15, 2019. Distributions were paid at a rate of $0.2613 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the three months ended March 31, 2020, we paid aggregate dividends of $2,465, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $9,123 for the three months ended March 31, 2020; therefore we believe our distribution policy is sustainable over time. For the three months ended March 31, 2019, we paid aggregate dividends of $2,281 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $9,453 as of the three months ended March 31, 2019. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At March 31, 2020, our cash resources consisted of cash and cash equivalents totaling approximately $4,295. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $72,030, which could potentially be used as collateral to secure additional financing in future periods.

At March 31, 2020, there was no balance outstanding on the $32,815 line of credit. The line of credit is collateral for two letters of credit totaling $1,216, leaving $31,599 available and unused under the agreements. See Note 5 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the three months ended March 31, 2020, we did not sell any common shares in a private placement. During the three months ended March 31, 2020,  87,000 common shares were issued pursuant to dividend reinvestments and 62,000  were issued pursuant to additional optional cash purchases under the plan, and raised gross proceeds of $2,787.  During the three months ended March 31, 2019, we did not sell any common shares in a private placement. During the three months ended March 31, 2019,  82,000 common shares were issued pursuant to dividend reinvestments and 49,000 were issued pursuant to additional optional cash purchases under the plan, and raised gross proceeds of $2,408.

During the three months ended March 31, 2020, we issued 469,000 limited partnership units in connection with six properties acquired.

During the three months ended March 31, 2019, we issued no limited partnership units in connection with acquisition of properties.

We believe we have sufficient available cash and access to both committed and uncommitted credit facilities as well as future securities issuances to cover our expected funds needs on both a short-term and long-term basis.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2020, most of our commercial leases require tenants to reimburse us for a share of our operating expenses.  As a result, we are able to pass on much of any increase to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the three months ended March 31, 2020, inflation did not have a material impact on our revenues or net income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The principal material financial market risk to which we are exposed is interest-rate risk.  Our exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a falling interest rate environment, our interest rate swaps and our variable rate lines of credit.

The carrying amount of our interest rate swaps have been adjusted to their fair value at March 31, 2020, resulting in a liability of $1,449.

As much of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 13, 2020.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended March 31, 2020.

Other Sales

During the three months ended March 31, 2020, we did not issued any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(a)(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2020:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2020	13,000	13,000	$18.25	1,250,000	846,000	$5,395
February 1-28, 2020	4,000	14,000	$18.25	1,254,000	860,000	$5,065
March 1-31, 2020	21,000	3,000	$18.25	1,275,000	863,000	$4,625
Total	38,000	30,000

For the three months ended March 31, 2020, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended March 31, 2020, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $35,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of March 31, 2020, was $4,625. The redemption price for such shares and units redeemed under the plan was fixed at $18.25 per share or unit, which became effective January 1, 2020. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

Item 6.  Exhibits.

Exhibit
Number	Title of Document
10.1	Ninth Amended and Restated Advisory Agreement, effective April 1, 2020
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Shareholders’ Equity for three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, and; (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:May 8, 2020

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Erica J. Chaffee
Erica J. Chaffee
Chief Financial Officer
(Principal Financial Officer)