Form 10-Q
period 2020-06-30
Sterling Real Estate Trust
filed 2020-08-07
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2020
Common Shares of Beneficial Interest, $0.01 par value per share	9,739,533.26

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of June 30, 2020 (UNAUDITED) and December 31, 2019 (audited)

	June 30,	December 31,
	2020	2019

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$116,010	$114,666
Building and improvements	685,533	676,228
Construction in progress	24,559	11,134
Real estate investments	826,102	802,028
Less accumulated depreciation	(154,625)	(146,316)
Real estate investments, net	671,477	655,712
Cash and cash equivalents	8,697	9,002
Restricted deposits	13,792	8,380
Investment in unconsolidated affiliates	8,275	7,915
Notes receivable	2,063	1,300
Lease intangible assets, less accumulated amortization of $15,508 in 2020 and $15,558 in 2019	8,032	9,133
Other assets, net	6,339	8,244

Total Assets	$718,675	$699,686

LIABILITIES
Mortgage notes payable, net	$403,168	$393,164
Dividends payable	7,371	7,118
Tenant security deposits payable	4,878	4,439
Lease intangible liabilities, less accumulated amortization of $1,935 in 2020 and $1,881 in 2019	1,097	1,207
Accrued expenses and other liabilities	16,776	14,711
Total Liabilities	433,290	420,639

COMMITMENTS and CONTINGENCIES - Note 14

SHAREHOLDERS' EQUITY
Beneficial interest	104,588	102,373
Noncontrolling interest
Operating partnership	180,439	174,221
Partially owned properties	2,429	2,416
Accumulated other comprehensive loss	(2,071)	37
Total Shareholders' Equity	285,385	279,047

	$718,675	$699,686

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED June 30, 2020 and 2019 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$30,821	$30,270	$60,727	$60,102
Expenses
Expenses from rental operations
Operating expenses, excluding real estate taxes	10,961	11,832	23,496	24,011
Real estate taxes	3,139	3,019	6,303	6,048
Depreciation and amortization	5,246	5,353	10,498	10,891
Interest	4,224	4,582	8,574	9,298
	23,570	24,786	48,871	50,248
Administration of REIT	1,085	971	2,247	2,082
Total expenses	24,655	25,757	51,118	52,330
Income from operations	6,166	4,513	9,609	7,772

Other income
Equity in income of unconsolidated affiliates	80	262	238	394
Other income	150	46	269	116
Gain on sale of real estate and non-real estate investments	1	—	1,456	—
Gain on involuntary conversion	—	—	52	329
	231	308	2,015	839
Net income	$6,397	$4,821	$11,624	$8,611
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	4,177	3,191	7,596	5,723
Partially owned properties	18	(17)	13	(47)
Net income attributable to Sterling Real Estate Trust	$2,202	$1,647	$4,015	$2,935

Net income per common share, basic and diluted	$0.23	$0.18	$0.42	$0.32

Comprehensive income:
Net income	$6,397	$4,821	$11,624	$8,611
Other comprehensive (loss) gain - change in fair value of interest rate swaps	(622)	3	(2,108)	7
Comprehensive income	5,775	4,824	9,516	8,618
Comprehensive income attributable to noncontrolling interest	3,788	3,176	6,229	5,681
Comprehensive income attributable to Sterling Real Estate Trust	$1,987	$1,648	$3,287	$2,937

Weighted average Common Shares outstanding	9,611	9,209	9,587	9,151

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED June 30, 2020 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2019	9,436	$ 131,261	$ (28,888)	$ 102,373	$ 174,221	$ 2,416	$ 37	$ 279,047
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	9,031	-	-	9,031
Shares/units redeemed	(38)	(696)	-	(696)	(541)	-	-	(1,237)
Dividends declared	-	-	(2,527)	(2,527)	(4,831)	-	-	(7,358)
Dividends reinvested - stock dividend	87	1,584	-	1,584	-	-	-	1,584
Issuance of shares under optional purchase plan	62	1,203	-	1,203	-	-	-	1,203
Change in fair value of interest rate swaps	-	-	-	-	-	-	(1,486)	(1,486)
Net income	-	-	1,813	1,813	3,419	(5)	-	5,227
Balance at March 31, 2020	9,547	$ 133,352	$ (29,602)	$ 103,750	$ 181,299	$ 2,411	$ (1,449)	$ 286,011
Shares/units redeemed	(57)	(1,039)	-	(1,039)	(209)	-	-	(1,248)
Dividends declared	-	-	(2,544)	(2,544)	(4,828)	-	-	(7,372)
Dividends reinvested - stock dividend	88	1,608	-	1,608	-	-	-	1,608
Issuance of shares under optional purchase plan	32	611	-	611	-	-	-	611
Change in fair value of interest rate swaps	-	-	-	-	-	-	(622)	(622)
Net income	-	-	2,202	2,202	4,177	18	-	6,397
Balance at June 30, 2020	9,610	$ 134,532	$ (29,944)	$ 104,588	$ 180,439	$ 2,429	$ (2,071)	$ 285,385

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

FOR THE THREE AND SIX MONTHS ENDED jUNE 30, 2019 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2018	8,967	$ 122,624	$ (24,741)	$ 97,883	$ 183,360	$ 2,538	$ (30)	$ 283,751
Shares/units redeemed	(11)	(197)	-	(197)	(629)	-	-	(826)
Dividends declared	-	-	(2,374)	(2,374)	(4,661)	-	-	(7,035)
Dividends reinvested - stock dividend	82	1,479	-	1,479	-	-	-	1,479
Issuance of shares under optional purchase plan	49	929	-	929	-	-	-	929
Change in fair value of interest rate swaps	-	-	-	-	-	-	4	4
Net income	-	-	1,288	1,288	2,532	(30)	-	3,790
Balance at March 31, 2019	9,087	$ 124,835	$ (25,827)	$ 99,008	$ 180,602	$ 2,508	$ (26)	$ 282,092
Shares/units redeemed	(9)	(154)	-	(154)	(273)	-	-	(427)
Dividends declared	-	-	(2,405)	(2,405)	(4,657)	-	-	(7,062)
Dividends reinvested - stock dividend	86	1,554	-	1,554	-	-	-	1,554
Issuance of shares under optional purchase plan	42	795	-	795	-	-	-	795
Change in fair value of interest rate swaps	-	-	-	-	-	-	3	3
Net income	-	-	1,647	1,647	3,191	(17)	-	4,821
BALANCE AT JUNE 30, 2019	9,206	$ 127,030	$ (26,585)	$ 100,445	$ 178,863	$ 2,491	$ (23)	$ 281,776

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2020 and 2019 (UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
OPERATING ACTIVITIES
Net income	$11,624	$8,611
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate investments	(1,456)	—
Gain on involuntary conversion	(52)	(329)
Equity in income of unconsolidated affiliates	(238)	(394)
Distributions of earnings of unconsolidated affiliates	238	394
Allowance for uncollectible accounts receivable	40	200
Depreciation	9,755	9,906
Amortization	733	959
Amortization of debt issuance costs	301	310
Effects on operating cash flows due to changes in
Other assets	1,976	1,136
Tenant security deposits payable	361	235
Accrued expenses and other liabilities	(1,761)	(1,892)
NET CASH PROVIDED BY OPERATING ACTIVITIES	21,521	19,136
INVESTING ACTIVITIES
Purchase of real estate investment properties	(375)	—
Capital expenditures and tenant improvements	(15,437)	(4,005)
Proceeds from sale of real estate investments and non-real estate investments	5,483	—
Proceeds from involuntary conversion	774	1,065
Investment in unconsolidated affiliates	(501)	—
Distributions in excess of earnings received from unconsolidated affiliates	141	50
Notes receivable issued	(763)	(1,006)
NET CASH USED IN INVESTING ACTIVITIES	(10,678)	(3,896)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(228)	—
Principal payments on special assessments payable	(290)	(239)
Proceeds from issuance of mortgage notes payable and subordinated debt	18,876	—
Principal payments on mortgage notes payable	(12,138)	(10,160)
Proceeds from issuance of shares under optional purchase plan	1,814	1,724
Shares/units redeemed	(2,485)	(1,253)
Dividends/distributions paid	(11,285)	(10,828)
NET CASH USED IN FINANCING ACTIVITIES	(5,736)	(20,756)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	5,107	(5,516)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	17,382	30,065
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$22,489	$24,549

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$8,697	$16,617
Restricted deposits	13,792	7,932
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$22,489	$24,549

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE SIX MONTHS ENDED June 30, 2020 and 2019 (UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$8,297	$9,024

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$3,192	$3,033
Dividends declared and not paid	2,544	2,405
UPREIT distributions declared and not paid	4,828	4,657
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	9,031	—
Increase in land improvements due to increase in special assessments payable	72	213
Unrealized (loss) gain on interest rate swaps	(2,108)	7
Acquisition of assets with new financing	3,225	—
Acquisition of assets through assumption of debt and liabilities	265	23
Capitalized interest and real estate taxes related to construction in progress	329	—

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Note 1 - Organization

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner of Sterling Properties, LLLP, Sterling has management responsibility for all activities of the operating partnership. As of June 30, 2020 and December 31, 2019, Sterling owned approximately 34.51% and 34.63%, respectively, of the operating partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of June 30, 2020 and consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three and six months ended June 30, 2020 and 2019, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and six months ended June 30, 2020 and 2019. These adjustments are of a normal recurring nature.

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

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 177 properties.  The Trust’s 131 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 46 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 74.2% residential and 25.8% commercial (based on cost) and total $671,477 in real estate investments at June 30, 2020. Sterling’s current acquisition strategy and primary focus is on multifamily apartment properties.  We currently have no plans to actively market our existing commercial properties for sale.  We will consider unsolicited offers for purchase of non-multifamily properties on a case by case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	111	6,348
	Minnesota	16	3,033
	Missouri	1	164
	Nebraska	3	495
		131	10,040

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	780,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	13	664,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		46	1,646,000

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

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Trust allocates the purchase price of each acquired investment property accounted for as an asset acquisition based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, and (v) any assumed financing that is determined to be above or below market, if any. Transaction costs related to acquisitions accounted for as asset acquisitions are capitalized as incurred and included as a cost of the Building in the accompanying balance sheet.

For tangible assets acquired, including land, building and other improvements, the Trust considers available comparable market and industry information in estimating fair value on the acquisition date. Key factors considered in the calculation of fair value of both real property and intangible assets include the current market rent values, “dark” periods (building in vacant status), direct costs estimated with obtaining a new tenant, discount rates, escalation factors, standard lease terms, and tenant improvement costs. The Trust allocates a portion of the purchase price to the estimated acquired in-place lease value intangibles based on factors available in third party appraisals or cash flow estimates of the property prepared by our internal analysis.  These estimates are based upon cash flow projections for the property, existing leases, lease origination costs for similar leases as well as lost rental payments during an assumed lease-up period. The Trust also evaluates each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, the Trust allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. Fair value estimates used in acquisition accounting, including the discount rate used, require the Trust to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, and size and location of tenant spaces within the acquired investment property.

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Trust incurred amortization expense pertaining to acquired in-place lease value intangibles of $315 and $418 for the three months ended June 30, 2020 and 2019, respectively and $656 and $847 for the six months ended June 30, 2020 and 2019, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to real estate rental income. Amortization pertaining to above market lease intangibles of $47 and $54 for the three months ended June 30, 2020 and 2019, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $54 and $66 for the three months ended June 30, 2020 and 2019, respectively, was recorded as an increase to real estate rental income.  Amortization pertaining to above market lease intangibles of $99 and $107 for the six months ended June 30, 2020 and 2019, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $110 and $133 for the six months ended June 30, 2020 and 2019, respectively, was recorded as an increase to real estate rental income.

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

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Furniture, fixtures and equipment	5-9 years

Depreciation expense for the three months ended June 30, 2020 and 2019 totaled $4,887 and $4,893, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 totaled $9,755 and $9,906, respectively.

The Trust’s investment properties are reviewed for potential impairment at the end of each reporting period whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Trust separately determines whether impairment indicators exist for each property.

Examples of situations considered to be impairment indicators include, but are not limited to:

●	a substantial decline or continued low occupancy rate;
●	continued difficulty in leasing space;
●	significant financially troubled tenants;
●	a change in plan to sell a property prior to the end of its useful life or holding period;
●	a significant decrease in market price not in line with general market trends; and
●	any other quantitative or qualitative events or factors deemed significant by the Trust’s management or board of trustees.

If the presence of one or more impairment indicators as described above is identified at the end of the reporting period or throughout the year with respect to an investment property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows.  An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value.  When performing a test for recoverability or estimating the fair value of an impaired investment property, the Trust makes complex or subjective assumptions which include, but are not limited to:

●	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, demographics, holding period and property location;
●	projected capital expenditures and lease origination costs;
●	projected cash flows from the eventual disposition of an operating property using a property specific capitalization rate;
●	comparable selling prices; and
●	property specific discount rates for fair value estimates as necessary.

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  There were no impairment losses during the six months ended June 30, 2020 and 2019.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

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

In accordance with ASC 360, at such time as a property is held for sale, such property is carried at the lower of: (1) its carrying amount, or (2) fair value less costs to sell.  In addition, a property being held for sale ceases to be depreciated.  We classify operating properties as properties held for sale in the period in which all of the following criteria are met:

●	management, having the authority to approve the action, commits to a plan to sell the asset;
●	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;
●	an active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated;
●	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;
●	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
●	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

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

There were no properties classified as held for sale at June 30, 2020 or at December 31, 2019.

Construction in Progress

The Trust capitalizes direct and certain indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes and interest and financing costs cease and all project-related costs included in construction in process are reclassified to land and building and other improvements.

Construction in progress as of June 30, 2020 consists primarily of development and planning costs associated with the Glen Pond development in Eagan, Minnesota and the Goldmark Office Park 1715 building located in Fargo, North Dakota. The Glen Pond development consists of 114 units of multifamily property. Current expectations are that the project will be completed in the third quarter of calendar year 2020 and the current project budget approximates $16,175 of which $15,698 has been incurred and is included in Construction in progress. The Goldmark Office Park consists of three commercial office buildings. Current expectations are that the project which includes building renovations, reconstruction of portions of the office park and additional amenities will be completed in phases with the primary phase completed in the third quarter of calendar year 2020. The current project budget is approximately $6,674 of which $5,266 has been incurred and is included in Construction in progress.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Cash, Cash Equivalents and Restricted Deposits

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents. Restricted deposits include funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrow and escrow deposits required by lenders on certain properties to be used for future building renovations or tenant improvements and potential Internal Revenue Code Section 1031 tax deferred exchanges (1031 Exchange).

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under FASB ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings, contributions and distributions. We evaluate the carrying amount of the investments for impairment in accordance with FASB ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the six months ended June 30, 2020 and 2019.

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of June 30, 2020, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. As of June 30, 2020, our investment in the joint venture does not qualify as a variable interest entity, does not meet the control requirements for consolidation or significant influence requirements, as defined in ASC 810, and does meet the definition of a joint venture.

As of June 30, 2020 and December 31, 2019, the unconsolidated affiliates held total assets of $34,285 and $31,261 and mortgage notes payable of $21,878 and $16,690, respectively.

The operating partnership is a 50% owner of a retail center as a tenant in common through 100% ownership in a limited liability company.  The retail center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at June 30, 2020 and December 31, 2019 of $10,140 and $10,264, respectively. The Trust is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2020 and December 31, 2019 of $6,331 and $6,426, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a joint venture that is developing a 190 unit multifamily property in Savage, Minnesota. The property is encumbered by a first construction mortgage with a balance at June 30, 2020 of $5,407 and no mortgage balance at December 31, 2019. The operating partnership has contributed $3,305 in cash as of June 30, 2020. The partnership holds total assets of $12,407. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a joint venture that intends to develop a 160 unit multifamily property. The operating partnership has contributed $2,461 in cash as of June 30, 2020. The Partnership holds land located in Maple Grove, Minnesota, total assets of $4,100, and no mortgage payable.

Receivables

Receivables consist primarily of amounts due for rent and tenant charges. Accounts receivable are carried at original amounts billed. The operating partnership reviews collectability of charges under its tenant operating leases on a quarterly basis. In the event that collectability is deemed not probable for any tenant charges, the operating partnership recognizes an adjustment to rental income.

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

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at June 30, 2020 and December 31, 2019.

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

Partially Owned Properties: The Trust reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Trust that are not wholly owned by the Trust.  The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated statement of operations and comprehensive income.

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

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2020 and December 31, 2019 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2016.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. The Trust has determined any lease less than ten years in length will not be looked at in the classification process and will be presumed an operating lease. As of June 30, 2020, all leases analyzed under the Trust’s lease classification process were determined to be operating leases. As of June 30, 2019, all leases continued to be accounted for as operating leases under the new standard as described under Recent Accounting Pronouncements.

As of June 30, 2020, we derived 79.7% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related to such items as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of June 30, 2020, we derived 20.3% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment decreased revenue by $73 and $48 for the three months ended June 30, 2020 and 2019, respectively. The straight-line rent adjustment decreased revenue by $138 and increased revenue by $55 the six months ended June 30, 2020 and 2019, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 was $3,014 and $3,331, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

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

Lease income related to the Trust’s operating leases is comprised of the following:

	Three months ended June 30, 2020
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$23,613	$5,035	$28,648
Lease income related to variable lease payments	—	1,451	1,451
Other (a)	(88)	(76)	(164)
Lease Income (b)	$23,525	$6,410	$29,935

	Three months ended June 30, 2019
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$23,077	$4,929	$28,006
Lease income related to variable lease payments	—	1,551	1,551
Other (a)	(188)	(35)	(223)
Lease Income (b)	$22,889	$6,445	$29,334
(a)	For the three months ended June 30, 2020 and 2019, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended June 30, 2020 and 2019 of $886 and $936, respectively, which is accounted for under the revenue recognition standard.

	Six months ended June 30, 2020
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$46,816	$9,749	$56,565
Lease income related to variable lease payments	—	2,712	2,712
Other (a)	(342)	(166)	(508)
Lease Income (b)	$46,474	$12,295	$58,769

	Six months ended June 30, 2019
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$45,874	$9,706	$55,580
Lease income related to variable lease payments	—	3,038	3,038
Other (a)	(405)	81	(324)
Lease Income (b)	$45,469	$12,825	$58,294

(c)	For the six months ended June 30, 2020 and 2019, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(d)	Excludes other rental income for the six months ended June 30, 2020 and 2019 of $1,958 and $1,808, respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of June 30, 2020, non-cancelable in place commercial operating leases provide for future minimum rental income as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2020 (July 1, 2020 - December 31, 2020)	$8,828
2021	14,879
2022	11,493
2023	9,505
2024	9,035
Thereafter	42,596
$96,336

Business Interruption Proceeds

In the Trust’s normal course of business we periodically receive insurance recoveries for business interruption. The Trust received insurance recoveries for business interruption of $521 and $375 during the six months ended June 30, 2020 and 2019, respectively. When insurance proceeds are received they are reflected in the statement of operations as real estate rental income.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of June 30, 2020 and 2019, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended June 30, 2020 and 2019, Sterling’s denominators for both basic and diluted earnings per common share were approximately 9,611,000 and 9,209,000, respectively. For the six months ended June 30, 2020 and 2019, Sterling’s denominators for the basic and diluted earnings per common share were approximately 9,587,000 and 9,151,000, respectively.

Incurred but Not Reported Insurance Liability

The Trust maintains a business insurance program with deductible limits, which covers property, business automobile and general liability claims. The Trust accrues estimated losses using a reserve for known claims and estimates based on historical loss experience. The calculations used to estimate property claim reserves are based on numerous assumptions, some of which are subjective. The Trust will adjust the property claim reserves, if necessary, in the event future loss experience differs from historical loss patterns. As of June 30, 2020 and December 31, 2019, property claim reserves were $782 and $204, respectively, and are included in accrued expenses and other liabilities on the consolidated balance sheet.

Reclassifications

Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications have not changed the results of operations or equity.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

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

We adopted this standard effective as of  January 1, 2019, using the optional transition method to apply the standard as of the effective date. The Trust elected to apply the package of practical expedients for the leases as lessor for its residential and commercial leases and these leases will continue to be accounted for as operating leases as of the effective date. Further, the Trust elected the practical expedient to combine lease and nonlease components for leases as lessor. Finally, the Trust evaluated taxes collected from lessees, lessor costs paid directly by lessees, and initial direct costs and determined that the guidance was consistent with existing practice. Based on these evaluations, the Trust determined that for leases as lessor, as of January 1, 2019, there was no impact on lease revenue or related expenses.

On April 8, 2020, the FASB met to discuss lease modifications guidance in Topic 842 as it relates to lease concessions amidst the COVID-19 pandemic. The FASB determined that requiring the analysis of all leases in which concessions are made would be costly and complex for both the lessees and lessors. As such, the FASB has made the decision to allow companies to avoid lease modification accounting when lease concessions do not result in a significant change in cash flow. The Trust has elected to apply the lease modification guidance in Topic 842 for concessions and deferrals made during the COVID-19 pandemic as it relates to the Trust’s residential leases, as the cash flows related to these concessions and deferrals do not cause a significant change in the cash received from the leases.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six months ended June 30, 2020 and 2019, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended June 30, 2020			Three months ended June 30, 2019

	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$24,381	$6,440	$30,821	$23,822	$6,448	$30,270
Expenses from rental operations	12,560	1,540	14,100	12,995	1,856	14,851
Net operating income	$11,821	$4,900	$16,721	$10,827	$4,592	$15,419
Depreciation and amortization			5,246			5,353
Interest			4,224			4,582
Administration of REIT			1,085			971
Other (income)/expense			(231)			(308)
Net income			$6,397			$4,821

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$48,376	$12,351	$60,727	$47,258	$12,844	$60,102
Expenses from rental operations	26,472	3,327	29,799	26,384	3,675	30,059
Net operating income	$21,904	$9,024	$30,928	$20,874	$9,169	$30,043
Depreciation and amortization			10,498			10,891
Interest			8,574			9,298
Administration of REIT			2,247			2,082
Other (income)/expense			(2,015)			(839)
Net income			$11,624			$8,611

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of June 30, 2020	Residential	Commercial	Total

	(in thousands)
Real estate investments	$629,968	$196,134	$826,102
Accumulated depreciation	(111,432)	(43,193)	(154,625)
	$518,536	$152,941	671,477
Cash and cash equivalents			8,697
Restricted deposits and funded reserves			13,792
Investment in unconsolidated affiliates			8,275
Note receivable			2,063
Intangible assets, less accumulated amortization			8,032
Other assets, net			6,339
Total Assets			$718,675

As of December 31, 2019	Residential	Commercial	Total

	(in thousands)
Real estate investments	$605,813	$196,215	$802,028
Accumulated depreciation	(104,170)	(42,146)	(146,316)
	$501,643	$154,069	655,712
Cash and cash equivalents			9,002
Restricted deposits and funded reserves			8,380
Investment in unconsolidated affiliates			7,915
Note receivable			1,300
Intangible assets, less accumulated amortization			9,133
Other assets, net			8,244
Total Assets			$699,686

NOTE 4 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2020	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$20,734	$(14,114)	$6,620
Above-market leases	2,806	(1,394)	1,412
	$23,540	$(15,508)	$8,032
Lease Intangible Liabilities
Below-market leases	$(3,032)	$1,935	$(1,097)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Lease	Accumulated	Lease
As of December 31, 2019	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$21,480	$(14,051)	$7,429
Above-market leases	3,211	(1,507)	1,704
	$24,691	$(15,558)	$9,133
Lease Intangible Liabilities
Below-market leases	$(3,088)	$1,881	$(1,207)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2020 (July 1, 2020 - December 31, 2020)	$665	$103
2021	1,121	184
2022	987	164
2023	849	151
2024	849	151
Thereafter	3,561	344
	$8,032	$1,097

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of June 30, 2020 was 6.6 years.

NOTE 5 – LINES OF CREDIT

We have a $18,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2021; a $4,915 variable rate (prime rate less 0.5%) line of credit agreement with Bremer Bank, which expires in June 2022; a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022; and a $3,200 variable rate (LIBOR plus 2.04%) line of credit agreement with Bank of the West, which expires November 2020. The lines of credit are secured by properties in Duluth, Edina, Moorhead and St. Cloud, Minnesota; and Bismarck, Dickinson, Grand Forks and Fargo, North Dakota. At June 30, 2020, the Bremer line of credit secured two letters of credit totaling $1,216, leaving $30,199 available and unused under the agreements.

Certain line of credit agreements includes covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios on an annual and semi-annual basis.  As of June 30, 2020, we were in compliance with all measured debt covenants. As of December 31, 2019, three residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  An annual waiver was received from the lender.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - MORTGAGE NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	June 30,	December 31,
	2020	2019

	(in thousands)
Fixed rate mortgage notes payable (a)	$405,001	$395,038
Less unamortized debt issuance costs	1,833	1,874
	$403,168	$393,164
(a)	Includes $26,205 and $12,960 of variable rate mortgage debt that was swapped to a fixed rate at June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, we had 122 mortgage loans with effective interest rates ranging from 2.43% to 6.85% per annum and a weighted average effective interest rate of 4.18% per annum.

As of December 31, 2019, we had 121 mortgage loans with effective interest rates ranging from 3.15% to 7.25% per annum, and a weighted average effective interest rate of 4.31% per annum.

The majority of the Trust’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs.  Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits.

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  We are not required to determine compliance with our covenants as of June 30, 2020; however, we have not received any notice of non-compliance with our covenants through the date of this filing. As of December 31, 2019, ten loans on residential properties were out of compliance with annual loan covenants due to various unit renovation and parking lot repair and maintenance costs, bad debts and increased vacancies in the North Dakota markets.  The loans were secured by properties located in Bismarck, Fargo and Grand Forks, North Dakota with a total outstanding balance of $16,361 at December 31, 2019. Annual waivers were received from the lenders on $10,435 of the loans out of compliance. Annual waivers were not received from one lender on loans with a balance of $5,926. The Trust elected to pay the loans off in March 2020 with no penalty.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2020 (July 1, 2020 - December 31, 2020)	$11,468
2021	31,705
2022	27,435
2023	50,228
2024	17,662
Thereafter	266,503
Total payments	$405,001

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

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

As of June 30, 2020, the Trust used seven interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. Over the next six months, the Trust estimates that an additional $160 will be reclassified as a $160 increase to interest expense.

The following table summarizes the Trust’s interest rate swaps as of June 30, 2020, which effectively convert on month floating rate LIBOR to a fixed rate:

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
April 15, 2005	$—	7.25%	April 15, 2020
November 1, 2019	$7,073	3.15%	November 1, 2029
November 1, 2019	$4,913	3.28%	November 1, 2029
January 10, 2020	$3,191	3.39%	January 10, 2030
June 12, 2020	$1,600	3.07%	June 15, 2030
June 12, 2020	$3,100	3.07%	June 15, 2030
June 15, 2020	$1,736	2.94%	June 15, 2030
June 15, 2020	$4,592	2.94%	June 15, 2030

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Interest rate swaps	7	3	$26,205	$12,960

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 8 to the consolidated financial statements.

	Derivatives
Derivatives designated as	June 30, 2020		December 31, 2019
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$—	Other assets, net	$58
Interest rate swaps	Accrued expenses and other liabilities	$2,071	Accrued expenses and other liabilities	$21

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The carrying amount of the swaps have been adjusted to their fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swap.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income. The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the quarters ended June 30, 2020 and 2019:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from	Amount of (Gain)/Loss
Derivatives in	Recognized in Other	Accumulated other	Reclassified from
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	AOCI into income
Relationships	on Derivatives	(AOCI) into Income	Six Months Ended
	2020		2020
Interest rate swaps	$2,108	Interest expense	$55
	2019		2019
Interest rate swaps	$(7)	Interest expense	$15

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties that contain a provision whereby if the Trust defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Trust could also be declared in default on its corresponding derivative obligation.

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of June 30, 2020, the termination value of derivatives in a liability position, which includes accrued interest and adjustment for non-performance risk, which the Trust has deemed not significant, was $2,071. As of June 30, 2020, the Trust has pledged the properties related to the loans which are hedged as collateral. As of June 30, 2020, if the Trust had breached any of these provisions it could have been required to settle its obligations under the agreements at their termination value of $2,071.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Trust’s financial instruments:

	June 30, 2020		December 31, 2019
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Note receivable	$2,063	$2,191	$1,300	$1,389
Derivative assets	$—	$—	$58	$58

Financial liabilities:
Mortgage notes payable, net	$403,168	$440,115	$393,164	$415,183
Derivative liabilities	$2,071	$2,071	$21	$21

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

These two types of inputs create the following fair value hierarchy:

●	Level 1 – Quoted prices for identical instruments in active markets;
●	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable;
●	Level 3 – Instruments whose significant inputs are unobservable.

The guidance requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The following table presents the Trust’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3		Total

	(in thousands)
June 30, 2020
Derivative liabilities	$—	$2,071		$—	$2,071
December 31, 2019
Derivative assets	$—	$58	$		$58
Derivative liabilities	$—	$21		$—	$21

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2020 and December 31, 2019, the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Trust has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Trust has considered any applicable credit enhancements. The Trust’s derivative instruments are further described in Note 7.

Fair Value Disclosures

The following table presents the Trust’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2020
Mortgage notes payable, net	$—	$—	$440,115	$440,115
Note receivable	$—	$—	$2,191	$2,191
December 31, 2019
Mortgage notes payable, net	$—	$—	$415,183	$415,183
Note receivable	$—	$—	$1,389	$1,389

Mortgage notes payable:  The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. Judgment is used in determining the appropriate rate for each of the Trust’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.00% to 3.10% and from 3.75% to 3.80% at June 30, 2020 and December 31, 2019, respectively. The fair value of the Trust’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of June 30, 2020 and December 31, 2019. The Trust’s mortgage notes payable are further described in Note 6.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting the future cash flows of each note at rates currently offered to the Trust for debt instruments. Judgment is used in determining the appropriate rate for each of the Trust’s individual note receivable based upon the specific terms of the agreement, including the term to maturity, and the quality and nature of the individual note. The rates used range from 3.00% to 3.10% and from 3.75% to 3.80% at June 30, 2020 and December 31, 2019, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 9 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of June 30, 2020 and December 31, 2019, outstanding limited partnership units totaled 18,239,000 and 17,811,000 respectively. For the three months ended June 30, 2020 and 2019, the operating partnership declared distributions of $4,828 and $4,657 respectively, to limited partners which were paid on July 15, 2020 and 2019, respectively.  Distributions per unit were $0.5294 and $0.5225 during the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020 and 2019 there were no limited partnership units exchanged for common shares pursuant to redemption requests.

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

NOTE 10 – REDEMPTION PLANS

Our Board of Trustees has approved redemption plans that enable our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans. Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $40,000 worth of securities. Currently, the fixed redemption price is $18.25 per share or unit under the plans, which price became effective January 1, 2020. Prior to January 1, 2020, the redemption price was $18.00 per share or unit under the plan.

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

During the six months ended June 30, 2020 and 2019, the Trust redeemed 95,000 and 20,000 common shares valued at $1,735 and $351.  In addition, during the six months ended June 30, 2020 and 2019, the Trust redeemed 41,000 and 50,000 units valued at $750 and $902.

NOTE 11 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of June 30, 2020 and December 31, 2019, there were 9,610,000 and 9,436,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Dividends paid to holders of common shares were $0.5294 per share and $0.5225 per share for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and 2019, the operating partnership declared dividends of $2,544 and $2,405 respectively, to holders of commons shares which were paid on July 15, 2020 and 2019, respectively.

NOTE 12 – DIVIDEND REINVESTMENT PLAN

Our Board of Trustees approved a dividend reinvestment plan to provide existing holders of our common shares with a convenient method to purchase additional common shares without payment of brokerage commissions, fees or service charges. On July 20, 2012, we registered with the Securities Exchange Commission 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on July 20, 2012. On July 11, 2017, we registered with the Securities Exchange Commission an additional 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on July 11, 2017. On June 25, 2020 our Board of Trustees approved of an additional 2,000,000 common shares to be issued under the dividend reinvestment plan. We plan to file a Form S-3D registration statement to register the additional shares with the Securities and Exchange Commission in the near future.

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

The estimated value per common share was $19.25 and $19.00 at June 30, 2020 and December 31, 2019, respectively. See discussion of determination of estimated value in Note 16.

Therefore, the purchase price per common share for dividend reinvestments was $18.29 and $18.05 and for additional optional cash purchases was $19.25 and $19.00 at June 30, 2020 and December 31, 2019, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten-day notice to participants.

In the six months ended June 30, 2020, 175,000 shares were issued pursuant to dividend reinvestments and 94,000 shares were issued pursuant to additional optional cash purchases under the plan, valued at $3,192 and $1,814 respectively.  In the six months ended June 30, 2019, 168,000 shares were issued pursuant to dividend reinvestments and 91,000 shares were issued pursuant to additional optional cash purchases under the plan, valued at $3,033 and $1,724 respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

Property Management Fees

During the six months ended June 30, 2020 and 2019, we paid property management fees and administrative fees to GOLDMARK Property Management, Inc. GOLDMARK Property Management is owned in part by Kenneth Regan, James Wieland and Joel Thomsen. For the six months ended June 30, 2020 and 2019, we paid management fees, on-site staff costs and other miscellaneous fees required to run the property of $6,411 and $6,313, respectively, to GOLDMARK Property Management, Inc.  Management fees paid during the six months ended June 30, 2020 and 2019, approximated 5% of net collected rents. In addition, during the six months ended June 30, 2020 and 2019, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $3,082 and $3,118, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Board of Trustee Fees

We incurred Trustee fees of  $35 and  $29 during the six months ended June 30, 2020 and 2019, respectively.  As of June 30, 2020, and December 31, 2019 we owed our Trustees $64 and $29 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

During the six months ended June 30, 2020 and 2019, we incurred advisory management fees of $1,538 and $1,496 with Sterling Management, LLC, our Advisor. As of June 30, 2020 and December 31, 2019, we owed our Advisor $260 and $503, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.  During the six months ended June 30, 2020 and 2019, we reimbursed the Advisor for operating costs totaling $5 and $22, respectively. As of June 30, 2020, we owed our Advisor $5 for reimbursed operating costs.

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

During the six months ended June 30, 2020, we incurred acquisition fees of $302 with our Advisor. During the six months ended June 30, 2019 there were no acquisition fees incurred with our Advisor.  There were no acquisition fees owed to our Advisor as of June 30, 2020 or December 31, 2019.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Disposition Fee: For its services in the effort to sell any investment for us, the Advisor receives a disposition fee of 2.5% of the sales price of each property disposition, capped at $375 per disposition.

During the six months ended June 30, 2020, we incurred $141 in disposition fees with our Advisor.  During the six months ended June 30, 2019, there were no disposition fees incurred with our Advisor. See Note 15. There were no disposition fees owed to our Advisor as of June 30, 2020 or December 31, 2019.

Financing Fee: 0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility. The finance fee shall be capped at $38 per loan, refinance, line of credit or other credit facility.

During the six months ended June 30, 2020, we incurred financing fees of $61 with our Advisor. During the six months ended June 30, 2019, there were no financing fees incurred with our Advisor. As of June 30, 2020, we owed our Advisor $35 for unpaid financing fees. There were no financing fees owed to our Advisor as of December 31, 2019.

Project Management Fee: 6% of all completed capital improvement projects on the real estate investments owned by the Trust are paid to the Advisor.

During the six months ended June 30, 2020, there were $76 in project management fees incurred with our Advisor for capital improvement projects. As of June 30, 2020, we owed our Advisor $11 for unpaid project management fees.

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

TC = Total Project Cost

During the six months ended June 30, 2020 and 2019, there were no development fees incurred with our Advisor. During the six months ended June 30, 2020, our Advisor decided to forgo the $104 portion of held back development fees related to the Stonefield development project which was recognized as a reduction in building and improvements. As of June 30, 2020, there were no unpaid development fees owed to our Advisor. As of December 31, 2019, we owed our Advisor a total of $104 for unpaid development fees, of which the entire amount was for unpaid development fees as part of a 10% hold back with respect to the Stonefield development project.

Operating Partnership Units Issued in Connection with Acquisitions

During the six months ended June 30, 2020, we issued directly or indirectly 176,000 operating partnership units to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $3,373.

During the six months ended June 30, 2019, there were no operating partnership units issued directly or indirectly, to affiliated entities.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Commissions

During the six months ended June 30, 2020, we incurred real estate commissions of $324, to GOLDMARK Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. During the six months ended June 30, 2019, there were no commissions incurred. There were no outstanding commissions owed as of June 30, 2020 or December 31, 2019.

Rental Income

During the six months ended June 30, 2020 and 2019, we received rental income of $46 and $25, respectively, under an operating lease agreement with our Advisor.

During the six months ended June 30, 2020 and 2019, we received rental income of $28 and $28, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the six months ended June 30, 2020 and 2019, we received rental income of $130 and $115, respectively, under operating lease agreements with GOLDMARK Property Management.

Other Operational Liabilities

During the three months ended June 30, 2020, the Trust incurred general operational liabilities related to business operations as well as costs incurred related to capital expenditures due to related parties. As of the three months ended June 30, 2020, we owed our Advisor $323.

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

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Litigation

The Trust is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the financial statements of the Trust.

Significant Risks and Uncertainties

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. While the Trust did not incur significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties.

During the quarter ended June 30, 2020, the Trust received certain rent relief requests as a result of COVID-19. These requests were received principally from office tenants and most often in the form of rent deferral requests. Few rental defaults have occurred to date and the Trust is pursuing legal remedies as to these amounts which are not material in the aggregate. The Trust will continue to evaluate any further tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, nor will the Trust forgo its contractual rights under its lease agreements.

NOTE 15 – DISPOSITIONS

During the six months ended June 30, 2020, the operating partnership sold two properties. We sold a retail property located in Apple Valley, Minnesota, for $3,670 and recognized a gain of $1,455 in March 2020. We sold an office property located in St. Cloud, Minnesota, for $2,050 and recognized a gain of $1 in May 2020. During the six months ended June 30, 2019, the operating partnership did not dispose of any properties.

NOTE 16 – ACQUISITIONS

The Trust closed on the following acquisitions during the six months ended June 30, 2020.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

1/12/20	Wolf Creek	Fargo, ND	Apartment complex	54 units	$4,968
1/31/20	Columbia Park Village	Grand Forks, ND	Apartment complex	12 units	612
3/1/20	Belmont East & West	Bismarck, ND	Apartment complex	26 units	1,494
3/1/20	Eastbrook	Bismarck, ND	Apartment complex	24 units	1,296
3/1/20	Hawn	Fargo, ND	Apartment complex	48 units	2,400
3/1/20	Rosser	Bismarck, ND	Apartment complex	24 units	1,296

					$12,066
					(a)
(a)	Acquisition price does not include capitalized closing costs and adjustments totaling $636, special assessments assumed and capitalized of $168 or additional costs incurred due to a difference in unit price of $26.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Total consideration given for acquisitions through June 30, 2020 was completed through issuing approximately 469,000 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of approximately $9,031, assumed liabilities of $265, a mortgage of $3,225 and cash of $375. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The Trust had no acquisitions during the six months ended June 30, 2019.

The following table summarizes the acquisition date fair values, before prorations, the Trust recorded in conjunction with the acquisitions discussed above:

	Six Months Ended
	June 30,
	2020	2019

Land, building, tenant improvements and FF&E	$12,896	$-
Other liabilities	(265)	-
Net assets acquired	12,631	-
Equity/limited partnership unit consideration	(9,031)	-
New loans	(3,225)	-

Net cash consideration	$375	$-

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first six months of 2020 and 2019.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first six months of 2020 and 2019.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information. The fair value was not determined based on, nor intended to comply with, fair value standards under US GAAP and the value may not be indicative of the price we would get for selling our assets in their current condition.

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

June 30, 2020 and 2019 (UNAUDITED)

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

NOTE 17 - SUBSEQUENT EVENTS

On July 15, 2020, we paid a dividend or distribution of $0.2647 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on June 30, 2020.

On July 1, 2020, we refinanced a mortgage totaling approximately $5,000.

Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

All dollar amounts in this Form 10-Q in Part I Item 2. through Item 4 and Part II Item 2. are stated in thousands with the exception of share and per share amounts, unless otherwise indicated.

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

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 177 properties containing 10,040 apartment units and approximately 1,646,000 square feet of leasable commercial space as of June 30, 2020. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $671,477, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 34.51% of the operating partnership as of June 30, 2020.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of June 30, 2020, approximately 74.2% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short-term leases.

As of June 30, 2020, approximately 25.8% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

Our Board of Trustees and Executive Officers

We operate under the direction of our Board of Trustees, the members of which are accountable to us and our shareholders. Our trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluates the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 26, 2020, effective until March 31, 2021.  Our Board of Trustees has provided investment guidance for the Advisor to follow, and must approve each investment recommended by the Advisor. Currently, we have eight members on our board, six of whom are independent.

Our Advisor

Our external Advisor is Sterling Management, LLC, a North Dakota limited liability company formed in November 2002. Our Advisor, with headquarters in Fargo, North Dakota, is responsible for managing our day-to-day affairs, capital projects and identifying, acquiring and disposing investments on our behalf. From 2007 to 2020, our Advisor’s staff increased in number and expertise, growing from four to 28 full-time employees.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six months ended June 30, 2020 included elsewhere in this report.

Specific Achievements

●	Increased revenues from rental operations by $551 or 1.8% for the three months ended June, 30, 2020, compared to the same three month period in 2019.
●	Increased revenues from rental operations by $625 or 1.0% for the six months ended June 30, 2020, compared to same six month period in 2019.
●	Acquired six new residential properties during the six months ended June 30, 2020.
●	Disposed of two commercial properties during the six months ended June 30, 2020.
●	Declared dividends aggregating $0.5294 per common share for the six months ended June 30, 2020.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

	Three months ended June 30, 2020			Three months ended June 30, 2019
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$24,381	$6,440	$30,821	$23,822	$6,448	$30,270
Real Estate Expenses
Real Estate Taxes	2,472	667	3,139	2,308	711	3,019
Property Management	3,088	215	3,303	3,171	286	3,457
Utilities	1,903	218	2,121	1,978	261	2,239
Repairs and Maintenance	4,332	405	4,737	4,989	578	5,567
Insurance	765	35	800	549	20	569
Total Real Estate Expenses	12,560	1,540	14,100	12,995	1,856	14,851
Net Operating Income	$11,821	$4,900	16,721	$10,827	$4,592	15,419
Interest			4,224			4,582
Depreciation and amortization			5,246			5,353
Administration of REIT			1,085			971
Other (income)/expense			(231)			(308)
Net Income			$6,397			$4,821

Net Income Attributed to:
Noncontrolling Interest			$4,195			$3,174
Sterling Real Estate Trust			$2,202			$1,647
Dividends per share (1)			$0.2647			$0.2613
Earnings per share			$0.23			$0.18
Weighted average number of common shares			9,611			9,209

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $30,821 for the three months ended June 30, 2020 increased $551 or 1.8% in comparison to the same period in 2019. Residential property revenues increased $559 and commercial property revenues decreased $8.

The following table illustrates occupancy percentages for the three month periods indicated:

	June 30,	June 30,
	2020	2019
Residential occupancy	93.4%	94.1%
Commercial occupancy	89.5%	88.9%

Residential revenues for the three months ended June 30, 2020 increased $559  or 2.3% in comparison to the same period for 2019.  Residential properties acquired since January 1, 2020 contributed approximately $395 to the increase in total residential revenues in the three months ended June 30, 2020.  The remaining increase is due to increased rent charges at our stabilized properties as well as the increased income related to Ratio Utility Billing System (RUBS) Income in our Minneapolis Market.  The overall residential income increase was offset by increased vacancy, primarily in our Minneapolis Market. Residential revenues comprised 79.1% of total revenues for the three months ended June 30, 2020 compared to 78.7% of total revenues for the three months ended June 30, 2019.  The residential occupancy rates for the three months ended June 30, 2020, decreased 0.70% primarily due to increased renewal activity in our residential portfolio, rather than new lease activity.

For the three months ended June 30, 2020 total commercial revenues decreased $8 or 0.1% in comparison to the same period for 2019. Revenues decreased $79 due to vacant office space in commercial properties located in the Fargo, ND region. Business loss proceeds received of $521 related to a loss on involuntary conversion at an office building in Fargo, ND, offset the decreased rents related to vacancy. In addition, disposition of two commercial properties, account for $98 in decreased revenues during the three months ended June 30, 2020. The remaining decrease relates to the amortization of straight line rents at a commercial office building in our Minneapolis market as well as overall decreased estimated common area maintenance income for the three months ended June 30, 2020 as compared to the same period in 2019. Commercial revenues comprised 20.9% of the total revenues for the three months ended June 30, 2020 compared to 21.3% of total revenues for the three months ended June 30, 2019.

Expenses

Residential expenses from operations of $12,560 during the three months ended June 30, 2020 decreased $435 or 3.3% in comparison to the same period in 2019. The decrease was attributed to decreased repairs and maintenance expense of $657 or 13.2%, offset by increased real estate taxes of  $164 or 7.1%, and property insurance expense of $216 or 39.3%.  Actual property management fees remained unchanged and continue to approximate 5% of net collected rents; however, other property management related expenses also decreased during the three months ended June 30, 2020. The primary driver of decreased operational expenses, specifically related to reduced repairs and maintenance expense, is due to COVID-19 causing residential lease renewal rates to increase approximately 23% as compared to the same three month period in 2019, as residents chose to remain in their current apartment units,  precluding general maintenance and unit upgrades to be performed.  The Trust believes a portion of the decrease in repairs and maintenance is deferred and will be realized as the COVID-19 pandemic passes and the units will become available to be upgraded.

Commercial expenses from operations of $1,540 during the three months ended June 30, 2020 decreased $316 or 17.0% in comparison to the same period in 2019.  The decrease in overall expenses is attributed to COVID-19, causing shelter-in-places in many locations where our office space is located, resulting in decreased repairs and maintenance costs of $173 or 29.9%, as well as decreased property management expenses of $71 or 24.8% and decreased utility costs of $43 or 16.5%.  Similar to residential expenses, the Trust believes that as the COVID-19 pandemic passes, operational expenses, primarily repairs and maintenance costs, that have been deferred, will be realized in future periods.

Interest expense of $4,224 during the three months ended June 30, 2020 decreased $358 or 7.8% in comparison to the same period in 2019.  Pay offs of higher interest rate loans during the first quarter of 2020 and fourth quarter of 2019 as well as new debt and refinancing in the second quarter of 2020, decreased the overall weighted average interest rate on our outstanding consolidated mortgage debt. The lower consolidated mortgage rate decreased total interest paid on mortgages by $182 during the three months ended June 30, 2020 as compared to the same period in 2019, bringing mortgage interest expenses as a percent of income to 13.7% versus 15.14% during the three months ended June 30, 2019. Additionally, interest expense on construction in progress, also contributed to the decrease in interest expense. Interest expense for construction in progress is classified as a contra-expense account, offsetting interest expense by $186 during the three months ended June 30, 2020.

Depreciation and amortization expense of $5,246 during the three months ended June 30, 2020 decreased $107 or 2.0% in comparison to the same period in 2019. The decrease is primarily due to the write off of certain lease intangibles due to lease terminations at an office building located in Minneapolis, MN. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended June 30, 2020 and 2019 was 17.0% and 17.6%, respectively.

REIT administration expenses of $1,085 during the three months ended June 30, 2020 increased $113 or 11.7% in comparison to the same period in 2019. The increase is attributable to an increase in the amount of the REIT advisory fee as well as increased audit and tax fees attributed to additional services performed and general timing variances of when work was performed during the year 2020, as compared to 2019.

Other income of $231 during the three months ended June 30, 2020 decreased $77 or 25% in comparison to the same period in 2019.

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

Net Income

Net income for the three months ended June 30, 2020 was $6,397 compared to $4,821 for the three months ended June 30, 2019.  As noted above, the primary driver of increased net income for the three months ended June 30, 2020 is attributed to six property acquisitions occurring in 2020, as well as the impact the COVID-19 pandemic has had on the operational expenses of the portfolio.

Results of Operations for the Six Months Ended June 30, 2020

	Six months ended June 30, 2020			Six months ended June 30, 2019
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$48,376	$12,351	$60,727	$47,258	$12,844	$60,102
Real Estate Expenses
Real Estate Taxes	4,947	1,356	6,303	4,658	1,390	6,048
Property Management	6,394	463	6,857	6,286	496	6,782
Utilities	4,322	522	4,844	4,538	587	5,125
Repairs and Maintenance	9,221	912	10,133	9,761	1,162	10,923
Insurance	1,588	74	1,662	1,141	40	1,181
Total Real Estate Expenses	26,472	3,327	29,799	26,384	3,675	30,059
Net Operating Income	$21,904	$9,024	30,928	$20,874	$9,169	30,043
Interest			8,574			9,298
Depreciation and amortization			10,498			10,891
Administration of REIT			2,247			2,082
Other (income)/expense			(2,015)			(839)
Net Income			$11,624			$8,611

Net Income Attributed to:
Noncontrolling Interest			$7,609			$5,676
Sterling Real Estate Trust			$4,015			$2,935
Dividends per share (1)			$0.5294			$0.5225
Earnings per share			$0.4200			$0.3200
Weighted average number of common shares			9,587			9,151
(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $60,727 for the six months ended June 30, 2020 increased $625 or 1.0% in comparison to the same period in 2019. Residential property revenues increased $1,118 and commercial property revenues decreased $493, from the prior year’s comparable six month period.

The following table illustrates occupancy percentages for the six month periods indicated:

	June 30,	June 30,
	2020	2019
Residential occupancy	93.1%	93.8%
Commercial occupancy	89.5%	88.9%

Residential revenues for the six months ended June 30, 2020 increased $1,118 or 2.4% in comparison to the same period for 2019.  Residential properties acquired since January 1, 2020 contributed approximately $638 to the increase in total residential revenues in the six months ended June 30, 2020. The remaining increase is due to increased rent charges at our stabilized properties as well as the increased income related to Ratio Utility Billing System (RUBS) Income in our Minneapolis Market. The overall residential income increase was offset by increased vacancy, primarily in our Minneapolis Market. Residential revenues comprised 79.7% of total revenues for the six months ended June 30, 2020 compared to 78.6% of total revenues for the six months ended June 30, 2019.  Residential occupancy year-over-year has remained comparable at approximately 93%.

For the six months ended June 30, 2020, total commercial revenues decreased $493 or 3.8% in comparison to the same period for 2019. The decrease was primarily attributable to the disposition of two commercial properties during the six months ended June 30, 2020. These properties accounted for $117 of the decrease. The remaining decrease relates to the amortization of straight line rents at a commercial office building in our Minneapolis market as well as overall decreased estimated common area maintenance income for the six months ended June 30, 2020 as compared to the same period in 2019. Commercial revenues comprised 20.3% of the total revenues for the six months ended June 30, 2020 compared to 21.4% of total revenues for the six months ended June 30, 2019. Commercial occupancy year-over-year has remained comparable at approximately 89%.

Expenses

Residential expenses from operations of $26,472 during the six months ended June 30, 2020 increased $88 or 0.3% in comparison to the same period in 2019. The increase was primarily attributed to insurance expense which increased due to increased premium expense on habitational properties. Increased real estate taxes, driven by increased estimates of projected 2020 real estate taxes, of $290 or 6.2%, also contribute to the overall increase. This was offset by a decrease in repairs and maintenance expense of $540 or 5.5% as well as decreased utilities expense of $216 or 4.8%. Actual property management fees remained unchanged and continue to approximate 5% of net collected rents. The primary driver of decreased operational expenses, specifically related to repairs and maintenance expense, is due to the COVID-19 pandemic causing residential lease renewal rates to increase approximately 17% as compared to the same period in 2019, as residents chose to remain in their current apartment units,  preventing general maintenance and unit upgrades to be performed.  The Trust believes a portion of the decrease in repairs and maintenance is deferred and will be realized as the COVID-19 pandemic passes and the units become available to be upgraded.

Commercial expenses from operations of $3,327 during the six months ended June 30, 2020 decreased $348 or 9.4% in comparison to the same period in 2019.  The decrease in overall expenses is attributed to the COVID-19 pandemic, causing shelter-in-places in many locations where our commercial properties are located, attributing to decreased repairs and maintenance expenses of $250 or 21.5%. Utility expense of $65 or 11.1% in comparison to the same period 2019, also attributed to the overall decrease. Similar to residential expenses, the Trust believes that as the COVID-19 pandemic passes, operational expenses, primarily repairs and maintenance costs that have been deferred, will be realized in future periods.

Interest expense of $8,574 during the six months ended June 30, 2020 decreased $724 in comparison to the same period in 2019. Pay offs of higher interest rate loans during the first quarter of 2020 and fourth quarter of 2019 as well as new debt and refinancing in the second quarter of 2020, decreased the overall weighted average interest rate on our consolidated mortgage debt. The lower consolidated mortgage rate decreased total interest paid on mortgages of $392 as compared to the same period in 2019, bringing mortgage interest expenses as a percent of income to 14.12% versus 15.47% in 2019. Additionally, interest expense on construction in progress, also contributed to the decrease in interest expense. Interest expense for construction in progress is classified as a contra-expense account, offsetting interest expense by $313.

Depreciation and amortization expense of $10,498 for the six months ended June 30, 2020 decreased  $393 or 3.6% in comparison to the same period in 2019. The decrease is primarily due to the write off of certain lease intangibles at an office building located in Minneapolis, MN. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the six months ended June 30, 2020 and 2019 was relatively consistent at 17.3% and 18.1%, respectively.

REIT administration expenses of $2,247 for the six months ended June 30, 2020 increased $165 or 7.9% in comparison to the same period in 2019. The increase is attributable to an increase in the amount of the REIT advisory fee as well as increased audit and tax fees attributed to additional services performed and general timing variances during the year 2020, as compared to 2019.

Other income of $2,015 for the six months ended June 30, 2020 increased $1,176 or 140.2% in comparison to the same period in 2019. Realized gains of $1,456 on the sale of two commercial properties during the six months ended June 30, 2020 is the primary factor in the increase as compared to the same period in 2019. The 2020 gain activity, is offset by gains on involuntary conversion recognized during the six months ended June 30, 2019 of $329.

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

Net Income

Net income for the six months ended June 30, 2020 was $11,624 compared to $8,611 for the six months ended June 30, 2019.

COVID-19 Impact

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. While the Trust did not incur significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties.

During the quarter ended June 30, 2020, the Trust received certain rent relief requests as a result of COVID-19. These requests were received principally from office tenants and most often in the form of rent deferral requests. Few rental defaults have occurred to date and the Trust is pursuing legal remedies as to these amounts which are not material in the aggregate. The Trust will continue to evaluate any further tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, nor will the Trust forgo its contractual rights under its lease agreements.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the six months ended June 30, 2020

We acquired six properties for a total of $12,896 during the six months ended June 30, 2020. Total consideration for the acquisitions was the issuance of approximately $9,031 in limited partnership units of the operating partnership, assumed liabilities of $265, cash of $375 and a mortgage of $3,225.

We disposed of two commercial properties during the six months ended June 30, 2020. The Trust disposed of a retail property located in Apple Valley, MN for $3,670 and an office building in St. Cloud, MN for $2,050.

See Notes 15 and 16 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the six months ended June 30, 2020 and 2019.

Construction in Progress and Development Projects

Construction in progress as of June 30, 2020 consists primarily of development and planning costs associated with the Glen Pond development in Eagan, Minnesota and the Goldmark Office Park 1715 building located in Fargo, North Dakota. The Glen Pond development consists of 114 units of multifamily property. Current expectations are that the project will be completed in the third quarter of calendar year 2020 and the current project budget approximates $16,175 of which $15,698 has been incurred and is included in Construction in progress. The Goldmark Office Park consists of three commercial office buildings. Current expectations are that the project which includes building renovations, reconstruction of portions of the office park and additional amenities will be completed in phases with the primary phase completed in the third quarter of calendar year 2020. The current project budget is approximately $6,674 of which $5,266 has been incurred and is included in Construction in progress.

The Trust is involved with two joint ventures as of June 30, 2020 that are for the sole purpose of developing multifamily property. Reside Apartments is a development in Savage, Minnesota and SE Maple Grove is a development in Maple Grove, Minnesota. The Reside development consists of 190 units of multifamily property. Current expectations are that the project will be completed in the third quarter of 2021 and the current budget approximates $34,500 of which $10,200 has been incurred by the joint venture. The SE Maple Grove development consists of 160 units of multifamily property. Current expectations are that the project will be completed in the first quarter of 2022 and the current budget approximates $24,400. The project has not started as of June 30, 2020.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and six months ended June 30, 2020 and 2019, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2020			Three months ended June 30, 2019
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,202	9,611	$0.23	$1,647	9,209	$0.18

Add back:
Noncontrolling Interest - OPU	4,177	18,242		3,191	17,830
Depreciation & Amortization from continuing operations	5,246			5,353
Depreciation & Amortization from discontinued operations	—			—
Pro rata share of unconsolidated affiliate depreciation & amortization	94			95
Loss on sale of depreciable real estate investments	—			—
Loss on impairment of real estate investments	—			—
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1)			—
Funds from operations applicable to common shares and limited partnership units (FFO)	$11,718	27,853	$0.42	$10,286	27,039	$0.38
(1)	Please see Note 9 and Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

	Six months ended June 30, 2020			Six months ended June 30, 2019
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$4,015	9,587	$0.42	$2,935	9,151	$0.32

Add back:
Noncontrolling Interest - OPU	7,596	18,139		5,723	17,845
Depreciation & Amortization from continuing operations	10,498			10,891
Pro rata share of unconsolidated affiliate depreciation & amortization	189			189
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1,456)			—
Funds from operations applicable to common shares and limited partnership units (FFO)	$20,842	27,726	$0.75	$19,738	26,996	$0.73
(1)	Please see Note 9 and Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

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

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Net cash flows provided by operating activities	$21,521	$19,136
Net cash flows used in investing activities	$(10,678)	$(3,896)
Net cash flows used in financing activities	$(5,736)	$(20,756)

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

Net cash provided by operating activities was $21,521 and $19,136 for the six months ended June 30, 2020 and 2019, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $10,678 and $3,896 for the six months ended June 30, 2020 and 2019, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the six months ended June 30, 2020 and 2019, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $15,812 and $4,005, respectively. During the six months ended June 30, 2020, a note receivable of $363 bearing a 6.5% interest rate, payable over five years was issued as well as two notes receivable equaling $400 bearing a 6% interest rate payable over three years. In addition, during the six months ended June 30, 2020 and 2019, proceeds of $774 and $1,065 were received from involuntary conversions, respectively.  During the six months ended June 30, 2020, proceeds of $5,483 were generated from the sale of two commercial properties.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $5,736 and $20,756 for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we paid $11,285 in dividends and distributions, redeemed $2,485 of shares and units, received $18,876 from new mortgage notes payable, and made mortgage principal payments of $12,138. For the six months ended June 30, 2019, we paid $10,828 in dividends and distributions, redeemed $1,253 of shares and units, and made mortgage principal payments of $10,160.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2020 to June 30, 2020 totaling $5,071 or $0.5294 per share, of which $1,819 was cash dividends and $3,251 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $21,521 from our cash flows from operations and $238 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2019 to June 30, 2019 totaling $4,779 or $0.5225 per share, of which $1,665 was cash dividends and $3,114 were reinvested through the dividend reinvestment plan.  The cash dividends were paid with the $19,136 from our cash flows from operations and $394 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Cash flows provided by operations (includes net income of $11,624 and $8,611, respectively)	$21,521	$19,136
Distributions in excess of earnings received from unconsolidated affiliates	141	50
Gain (Loss) on sales of real estate and non-real estate investments	1,456	—
Dividends declared	(5,071)	(4,779)
Excess	$18,047	$14,407

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2020, we declared quarterly distributions totaling $9,659 to holders of limited partnership units in our operating partnership, which we paid on April 15 and July 15, 2020.  Distributions were paid at a rate of $0.2647 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the six months ended June 30, 2019, we declared quarterly distributions totaling $9,318 to holders of limited partnership units in our operating partnership, which we paid on April 15 and July 15, 2019. Distributions were paid at a rate of $0.2613 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the six months ended June 30, 2020, we paid aggregate dividends of $5,071, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $20,842; therefore, our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2019, we paid aggregate dividends of $4,779 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $19,738 as of the six months ended June 30, 2019. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At June 30, 2020, our unrestricted cash resources consisted of cash and cash equivalents totaling approximately $8,697. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $56,306, which could potentially be used as collateral to secure additional financing in future periods.

At June 30, 2020, there was no balance outstanding on the $31,415 line of credit. The line of credit is collateral for two letters of credit totaling $1,216, leaving $30,199 available and unused under the agreements. See Note 5 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the six months ended June 30, 2020, we did not sell any common shares in a private placement. During the six months ended June 30, 2020, we issued 175,000 and 94,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $5,006. During the six months ended June 30, 2019, we did not sell any common shares in a private placement.  During the six months ended June 30, 2019, we issued 168,000 and 91,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $4,757.

During the six months ended June 30, 2020, we issued 469,000 limited partnership units in connection with six properties acquired.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2020, most of our commercial leases require tenants to pay directly or reimburse us for a share of our operating expenses.  As a result, we are often able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the six months ended June 30, 2020, inflation did not have a material impact on our revenues or net income.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended June 30, 2020.

Other Sales

During the three months ended June 30, 2020, we did not issue any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4 (a) (2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended June 30, 2020:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2020	13,000	13,000	$18.25	1,250,000	846,000	$5,395
February 1-28, 2020	4,000	14,000	$18.25	1,254,000	860,000	$5,065
March 1-31, 2020	21,000	3,000	$18.25	1,275,000	863,000	$4,625
Total	38,000	30,000

April 1-30, 2020	53,000	5,000	$18.25	1,328,000	868,000	$3,582
May 1-31, 2020	4,000	7,000	$18.25	1,332,000	875,000	$3,376
June 1-30, 2020	—	—	$18.25	1,332,000	875,000	$8,376
Total	57,000	12,000

For the three months ended June 30, 2020, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended June 30, 2020, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $40,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of June 30, 2020, was $8,376. The redemption price for such shares and units redeemed under the plan was fixed at $18.25 per share or unit, which became effective January 1, 2020. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

Item 6. Exhibits.

Exhibit
Number	Title of Document
3.1	Amended and Restated Bylaws effective June 2, 2020 (incorporated by reference to Exhibit No. 3.1 to the Trust’s Current Report on Form 8-K filed June 3, 2020).
10.1	Amended and Restated Share Redemption Plan effective June 25, 2020 (incorporated by reference to Exhibit No. 10.1 to the Trust’s Current Report on Form 8-K filed June 30, 2020).
10.2	Amended and Restated Unit Redemption Plan effective June 25, 2020 (incorporated by reference to Exhibit No. 10.2 to the Trust’s Current Report on Form 8-K filed June 30, 2020).
10.3	Amended and Restated Dividend Reinvestment Plan effective June 25, 2020 (incorporated by reference to Exhibit No. 10.3 to the Trust’s Current Report on Form 8-K filed June 30, 2020).
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2020; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 7, 2020

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Erica J. Chaffee
Erica J. Chaffee
Chief Financial Officer
(Principal Financial and Accounting Officer)