Form 10-Q
period 2020-09-30
Sterling Real Estate Trust
filed 2020-11-06
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2020
Common Shares of Beneficial Interest, $0.01 par value per share	9,875,345.28

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, 2020 (UNAUDITED) and December 31, 2019

	September 30,	December 31,
	2020	2019

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$119,242	$114,666
Building and improvements	710,496	676,228
Construction in progress	12,278	11,134
Real estate investments	842,016	802,028
Less accumulated depreciation	(159,154)	(146,316)
Real estate investments, net	682,862	655,712
Cash and cash equivalents	6,499	9,002
Restricted deposits	8,451	8,380
Investment in unconsolidated affiliates	8,846	7,915
Notes receivable	2,043	1,300
Lease intangible assets, less accumulated amortization of $15,145 in 2020 and $15,558 in 2019	7,671	9,133
Other assets, net	7,049	8,244

Total Assets	$723,421	$699,686

LIABILITIES
Mortgage notes payable, net	$404,114	$393,164
Dividends payable	7,402	7,118
Tenant security deposits payable	4,908	4,439
Lease intangible liabilities, less accumulated amortization of $1,987 in 2020 and $1,881 in 2019	1,044	1,207
Accrued expenses and other liabilities	20,549	14,711
Total Liabilities	438,017	420,639

COMMITMENTS and CONTINGENCIES - Note 14

SHAREHOLDERS' EQUITY
Beneficial interest	106,210	102,373
Noncontrolling interest
Operating partnership	178,881	174,221
Partially owned properties	2,401	2,416
Accumulated other comprehensive loss	(2,088)	37
Total Shareholders' Equity	285,404	279,047

	$723,421	$699,686

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED September 30, 2020 and 2019 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$30,866	$30,173	$91,593	$90,275
Expenses
Expenses from rental operations
Operating expenses, excluding real estate taxes	12,142	12,344	35,639	36,355
Real estate taxes	3,160	3,036	9,463	9,084
Depreciation and amortization	5,328	5,322	15,826	16,213
Interest	4,187	4,521	12,761	13,819
	24,817	25,223	73,689	75,471
Administration of REIT	972	969	3,218	3,051
Total expenses	25,789	26,192	76,907	78,522
Income from operations	5,077	3,981	14,686	11,753

Other income
Equity in income of unconsolidated affiliates	125	235	363	629
Other income	64	70	333	186
Gain on sale of real estate and non-real estate investments	—	—	1,456	—
Gain/(loss) on involuntary conversion	—	(816)	52	(487)
	189	(511)	2,204	328
Net income	$5,266	$3,470	$16,890	$12,081
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	3,450	2,312	11,046	8,034
Partially owned properties	(28)	(55)	(15)	(101)
Net income attributable to Sterling Real Estate Trust	$1,844	$1,213	$5,859	$4,148

Net income per common share, basic and diluted	$0.19	$0.13	$0.61	$0.45

Comprehensive income:
Net income	$5,266	$3,470	$16,890	$12,081
Other comprehensive (loss) gain - change in fair value of interest rate swaps	(17)	6	(2,125)	14
Comprehensive income	5,249	3,476	14,765	12,095
Comprehensive income attributable to noncontrolling interest	3,411	2,261	9,641	7,942
Comprehensive income attributable to Sterling Real Estate Trust	$1,838	$1,215	$5,124	$4,153

Weighted average Common Shares outstanding	9,740	9,322	9,638	9,208

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED September 30, 2020 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2019	9,436	$ 131,261	$ (28,888)	$ 102,373	$ 174,221	$ 2,416	$ 37	$ 279,047
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	9,031	-	-	9,031
Shares/units redeemed	(38)	(696)	-	(696)	(541)	-	-	(1,237)
Dividends declared	-	-	(2,527)	(2,527)	(4,831)	-	-	(7,358)
Dividends reinvested - stock dividend	87	1,584	-	1,584	-	-	-	1,584
Issuance of shares under optional purchase plan	62	1,203	-	1,203	-	-	-	1,203
Change in fair value of interest rate swaps	-	-	-	-	-	-	(1,486)	(1,486)
Net income	-	-	1,813	1,813	3,419	(5)	-	5,227
BALANCE AT MARCH 31, 2020	9,547	$ 133,352	$ (29,602)	$ 103,750	$ 181,299	$ 2,411	$ (1,449)	$ 286,011
Shares/units redeemed	(57)	(1,039)	-	(1,039)	(209)	-	-	(1,248)
Dividends declared	-	-	(2,544)	(2,544)	(4,828)	-	-	(7,372)
Dividends reinvested - stock dividend	88	1,608	-	1,608	-	-	-	1,608
Issuance of shares under optional purchase plan	32	611	-	611	-	-	-	611
Change in fair value of interest rate swaps	-	-	-	-	-	-	(622)	(622)
Net income	-	-	2,202	2,202	4,177	18	-	6,397
BALANCE AT JUNE 30, 2020	9,610	$ 134,532	$ (29,944)	$ 104,588	$ 180,439	$ 2,429	$ (2,071)	$ 285,385
Shares issued under trustee compensation plan	3	64	-	64	-	-	-	64
Shares/units redeemed	(6)	(118)	-	(118)	(183)	-	-	(301)
Dividends declared	-	-	(2,577)	(2,577)	(4,825)	-	-	(7,402)
Dividends reinvested - stock dividend	90	1,644	-	1,644	-	-	-	1,644
Issuance of shares under optional purchase plan	40	765	-	765	-	-	-	765
Change in fair value of interest rate swaps	-	-	-	-	-	-	(17)	(17)
Net income	-	-	1,844	1,844	3,450	(28)	-	5,266
BALANCE AT SEPTEMBER 30, 2020	9,737	$ 136,887	$ (30,677)	$ 106,210	$ 178,881	$ 2,401	$ (2,088)	$ 285,404

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

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

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2020 and 2019 (UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
OPERATING ACTIVITIES
Net income	$16,890	$12,081
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate investments	(1,456)	—
Gain on involuntary conversion	(52)	487
Equity in income of unconsolidated affiliates	(363)	(629)
Distributions of earnings of unconsolidated affiliates	363	629
Allowance for uncollectible accounts receivable	52	125
Depreciation	14,716	14,785
Amortization	1,095	1,390
Amortization of debt issuance costs	463	465
Effects on operating cash flows due to changes in
Other assets	2,389	1,908
Tenant security deposits payable	380	150
Accrued expenses and other liabilities	1,511	2,624
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,988	34,015
INVESTING ACTIVITIES
Purchase of real estate investment properties	(8,397)	—
Capital expenditures and tenant improvements	(24,662)	(8,935)
Proceeds from sale of real estate investments and non-real estate investments	5,483	—
Proceeds from involuntary conversion	1,077	1,513
Investment in unconsolidated affiliates	(1,170)	(1,323)
Distributions in excess of earnings received from unconsolidated affiliates	239	(32)
Notes receivable issued	(743)	(1,106)
NET CASH USED IN INVESTING ACTIVITIES	(28,173)	(9,883)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(349)	(27)
Payments on investment certificates and subordinated debt	(50)	—
Principal payments on special assessments payable	(290)	(245)
Proceeds from issuance of mortgage notes payable and subordinated debt	22,910	—
Principal payments on mortgage notes payable	(15,249)	(16,330)
Proceeds from issuance of shares under optional purchase plan	2,579	2,411
Shares/units redeemed	(2,786)	(1,573)
Dividends/distributions paid	(17,012)	(16,333)
NET CASH USED IN FINANCING ACTIVITIES	(10,247)	(32,097)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(2,432)	(7,965)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	17,382	30,065
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$14,950	$22,100

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$6,499	$13,685
Restricted deposits	8,451	8,415
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$14,950	$22,100

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED September 30, 2020 and 2019 (UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$12,381	$13,417

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$4,836	$4,591
Dividends declared and not paid	2,577	2,435
UPREIT distributions declared and not paid	4,825	4,655
UPREIT units converted to REIT common shares	—	28
Shares issued pursuant to trustee compensation plan	64	62
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	9,031	—
Increase in land improvements due to increase in special assessments payable	72	213
Unrealized (loss) gain on interest rate swaps	(2,125)	14
Acquisition of assets with new financing	3,225	—
Acquisition of assets through assumption of debt and liabilities	538	—
Capitalized interest and real estate taxes related to construction in progress	524	55

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner of Sterling Properties, LLLP, Sterling has management responsibility for all activities of the operating partnership. As of September 30, 2020 and December 31, 2019, Sterling owned approximately 34.82% and 34.63%, respectively, of the operating partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated balance sheet as of September 30, 2020 and consolidated statements of operations and other comprehensive income, consolidated statements of shareholders’ equity, and consolidated statements of cash flows for the three and nine months ended September 30, 2020 and 2019, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and nine months ended September 30, 2020 and 2019. These adjustments are of a normal recurring nature.

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

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Principal Business Activity

Sterling currently owns directly and indirectly 179 properties.  The Trust’s 132 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 47 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 73.7% residential and 26.3% commercial (based on cost) and total $682,862 in real estate investments at September 30, 2020. Sterling’s current acquisition strategy and primary focus is on multifamily apartment properties.  We currently have no plans to actively market our existing commercial properties for sale.  We will consider unsolicited offers for purchase of non-multifamily properties on a case by case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	112	6,378
	Minnesota	16	3,147
	Missouri	1	164
	Nebraska	3	495
		132	10,184

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	21	826,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	13	664,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		47	1,692,000

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

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Trust allocates the purchase price of each acquired investment property accounted for as an asset acquisition based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, and (v) assumed financing that is determined to be above or below market, if any. Transaction costs related to acquisitions accounted for as asset acquisitions are capitalized as incurred and included as a cost of the Building in the accompanying balance sheet.

For tangible assets acquired, including land, building and other improvements, the Trust considers available comparable market and industry information in estimating fair value on the acquisition date. Key factors considered in the calculation of fair value of both real property and intangible assets include the current market rent values, “dark” periods (building in vacant status), direct costs estimated with obtaining a new tenant, discount rates, escalation factors, standard lease terms, and tenant improvement costs. The Trust allocates a portion of the purchase price to the estimated acquired in-place lease value intangibles based on factors available in third party appraisals or cash flow estimates of the property prepared by our internal analysis.  These estimates are based upon cash flow projections for the property, existing leases, and lease origination costs for similar leases as well as lost rental payments during an assumed lease-up period. The Trust also evaluates each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, the Trust allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. Fair value estimates used in acquisition accounting, including the discount rate used, require the Trust to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, and size and location of tenant spaces within the acquired investment property.

The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Trust incurred amortization expense pertaining to acquired in-place lease value intangibles of $313 and $401 for the three months ended September 30, 2020 and 2019, respectively and $970 and $1,249 for the nine months ended September 30, 2020 and 2019, respectively.

The portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to real estate rental income. Amortization pertaining to above market lease intangibles of $47 and $54 for the three months ended September 30, 2020 and 2019, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $54 and $65 for the three months ended September 30, 2020 and 2019, respectively, was recorded as an increase to real estate rental income.  Amortization pertaining to above market lease intangibles of $147 and $160 for the nine months ended September 30, 2020 and 2019, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $163 and $198 for the nine months ended September 30, 2020 and 2019, respectively, was recorded as an increase to real estate rental income.

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

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Furniture, fixtures and equipment	5-9 years

Depreciation expense for the three months ended September 30, 2020 and 2019 totaled $4,961 and $4,879, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 totaled $14,716 and $14,785, respectively.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  There were no impairment losses during the nine months ended September 30, 2020 and 2019.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

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

There were no properties classified as held for sale at September 30, 2020 or at December 31, 2019.

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

Construction in progress as of September 30, 2020 consists primarily of development and planning costs associated with the Goldmark Office Park building located in Fargo, North Dakota, the Montreal Courts Apartment located in Little Canada, Minnesota and the Bayview Apartments located in Fargo, North Dakota. The Goldmark Office Park consists of three commercial office buildings. Current expectations are that the project which includes building renovations, reconstruction of portions of the office park and additional amenities will be completed in phases with the primary phase completed in the fourth quarter of 2020. The current project budget is approximately $6,790 of which $6,718 has been incurred and is included in construction in progress. The Montreal Courts development consists of a new clubhouse. Current expectations are that the project will be completed in the fourth quarter of 2020 and the current project budget approximates $3,752 of which $1,405 has been incurred and is included in construction in progress. The Bayview Apartments development consists of new windows and siding. Current expectations are that the project will be completed in the fourth quarter of 2020 and the current project budget approximates $1,893 of which $1,152 has been incurred and is included in construction in progress.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of September 30, 2020, the development project at the Glen Pond Apartments located in Eagan, Minnesota, was completed, and the development was put into service.  Final cost of the development was $16,540.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under FASB ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings, contributions and distributions. We evaluate the carrying amount of the investments for impairment in accordance with FASB ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the nine months ended September 30, 2020 and 2019.

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

In determining whether an investment in a limited liability company or tenant in common arrangement is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns.  As of September 30, 2020, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. As of September 30, 2020, our investment in the joint ventures do not qualify as variable interest entities, as they do not meet the control requirements for consolidation or significant influence requirements, as defined in ASC 810, and do meet the definition of joint ventures.

As of September 30, 2020 and December 31, 2019, the unconsolidated affiliates held total assets of $49,125 and $31,261 and mortgage notes payable of $29,072 and $16,690, respectively.

The operating partnership is a 50% owner of a retail center as a tenant in common through 100% ownership in a limited liability company.  The retail center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2020 and December 31, 2019 of $10,095 and $10,264, respectively. The Trust is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2020 and December 31, 2019 of $6,282 and $6,426, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a limited liability company that is developing a 190 unit multifamily property in Savage, Minnesota. The property is encumbered by a first construction mortgage with a balance at September 30, 2020 of $11,030 and no mortgage balance at December 31, 2019. The operating partnership has contributed $3,305 in cash as of September 30, 2020. The limited liability company holds total assets of $19,528. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a limited liability company that intends to develop a 160 unit multifamily property in Maple Grove, Minnesota. The property is encumbered by a first construction mortgage with a balance at September 30, 2020 of $1,665 and no mortgage balance at December 31, 2019. The operating partnership has contributed $3,098 in cash as of September 30, 2020. The limited liability company holds land located in Maple Grove, Minnesota, total assets of $7,668. The Trust is jointly and severally liable for the full mortgage balance.

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

September 30, 2020 and 2019 (UNAUDITED)

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

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered to be unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary at September 30, 2020 and December 31, 2019.

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

Partially Owned Properties: The Trust reflects noncontrolling interests in partially owned properties (not wholly owned by the Trust) on the balance sheet for the portion of properties consolidated by the Trust.  The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated statement of operations and comprehensive income.

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

September 30, 2020 and 2019 (UNAUDITED)

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

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2020 and December 31, 2019 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2016.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of September 30, 2020, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

As of September 30, 2020, we derived approximately 80% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related to such items as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of September 30, 2020, we derived approximately 20% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases when earned on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

excluding real estate taxes” and “Real estate taxes,” and reimbursements are included within “Real estate rental income” along with the associated base rent in the accompanying consolidated financial statements.

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment decreased revenue by $31 and $39 for the three months ended September 30, 2020 and 2019, respectively. The straight-line rent adjustment decreased revenue by $169 and increased revenue by $17 the nine months ended September 30, 2020 and 2019, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 was $2,982 and $3,331, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

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

Lease income related to the Trust’s operating leases is comprised of the following:

	Three months ended September 30, 2020
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$24,080	$4,630	$28,710
Lease income related to variable lease payments	—	1,352	1,352
Other (a)	(170)	(36)	(206)
Lease Income (b)	$23,910	$5,946	$29,856

	Three months ended September 30, 2019
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$23,064	$4,969	$28,033
Lease income related to variable lease payments	—	1,531	1,531
Other (a)	(301)	(27)	(328)
Lease Income (b)	$22,763	$6,473	$29,236

(a)	For the three months ended September 30, 2020 and 2019, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended September 30, 2020 and 2019 of $1,010 and $937, respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Nine months ended September 30, 2020
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$70,896	$14,378	$85,274
Lease income related to variable lease payments	—	4,064	4,064
Other (a)	(512)	(202)	(714)
Lease Income (b)	$70,384	$18,240	$88,624

	Nine months ended September 30, 2019
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$68,938	$14,675	$83,613
Lease income related to variable lease payments	—	4,570	4,570
Other (a)	(706)	55	(651)
Lease Income (b)	$68,232	$19,300	$87,532

(a)	For the nine months ended September 30, 2020, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the nine months ended September 30, 2020 of $2,969 and $2,743, respectively, which is accounted for under the revenue recognition standard.

As of September 30, 2020, non-cancelable in place commercial operating leases provide for future minimum rental income as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2020 (October 1, 2020 - December 31, 2020)	$4,408
2021	16,698
2022	14,170
2023	12,426
2024	11,666
Thereafter	59,879
$119,247

Business Interruption Proceeds

In the Trust’s normal course of business we periodically receive insurance recoveries for business interruption. The Trust received insurance recoveries for business interruption of $521 and $768 during the nine months ended September 30, 2020 and 2019. When insurance proceeds are received they are reflected in the statement of operations as real estate rental income.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of September 30, 2020 and 2019, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

For the three months ended September 30, 2020 and 2019, Sterling’s denominators for both basic and diluted earnings per common share were approximately 9,740,000 and 9,322,000, respectively. For the nine months ended September 30, 2020 and 2019, Sterling’s denominators for the basic and diluted earnings per common share were approximately 9,638,000 and 9,208,000, respectively.

Incurred but Not Reported Insurance Liability

The Trust maintains a business insurance program with deductible limits, which covers property, business automobile and general liability claims. The Trust accrues estimated losses using a reserve for known claims and estimates based on historical loss experience. The calculations used to estimate property claim reserves are based on numerous assumptions, some of which are subjective. The Trust will adjust the property claim reserves, if necessary, in the event future loss experience differs from historical loss patterns. As of September 30, 2020 and December 31, 2019, property claim reserves were $1,084 and $204, respectively, and are included in accrued expenses and other liabilities on the consolidated balance sheet.

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

September 30, 2020 and 2019 (UNAUDITED)

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

In April 2020, the FASB met to discuss lease modifications guidance in Topic 842 as it relates to lease concessions amidst the COVID-19 pandemic. The FASB determined that requiring the analysis of all leases in which concessions are made would be costly and complex for both the lessees and lessors. As such, the FASB has made the decision to allow companies to avoid lease modification accounting when lease concessions do not result in a significant change in cash flow. The Trust has elected to apply the lease modification guidance in Topic 842 for concessions and deferrals made during the COVID-19 pandemic as it relates to the Trust’s residential leases, as the cash flows related to these concessions and deferrals do not cause a significant change in the cash received from the leases.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2020 and 2019, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended September 30, 2020			Three months ended September 30, 2019

	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$24,858	$6,008	$30,866	$23,662	$6,511	$30,173
Expenses from rental operations	13,506	1,796	15,302	13,570	1,810	15,380
Net operating income	$11,352	$4,212	$15,564	$10,092	$4,701	$14,793
Depreciation and amortization			5,328			5,322
Interest			4,187			4,521
Administration of REIT			972			969
Other (income)/expense			(189)			511
Net income			$5,266			$3,470

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$73,234	$18,359	$91,593	$70,920	$19,355	$90,275
Expenses from rental operations	39,978	5,124	45,102	39,954	5,485	45,439
Net operating income	$33,256	$13,235	$46,491	$30,966	$13,870	$44,836
Depreciation and amortization			15,826			16,213
Interest			12,761			13,819
Administration of REIT			3,218			3,051
Other (income)/expense			(2,204)			(328)
Net income			$16,890			$12,081

Segment Assets and Accumulated Depreciation

As of September 30, 2020	Residential	Commercial	Total

	(in thousands)
Real estate investments	$637,741	$204,275	$842,016
Accumulated depreciation	(114,955)	(44,199)	(159,154)
	$522,786	$160,076	682,862
Cash and cash equivalents			6,499
Restricted deposits and funded reserves			8,451
Investment in unconsolidated affiliates			8,846
Note receivable			2,043
Intangible assets, less accumulated amortization			7,671
Other assets, net			7,049
Total Assets			$723,421

As of December 31, 2019	Residential	Commercial	Total

	(in thousands)
Real estate investments	$605,813	$196,215	$802,028
Accumulated depreciation	(104,170)	(42,146)	(146,316)
	$501,643	$154,069	655,712
Cash and cash equivalents			9,002
Restricted deposits and funded reserves			8,380
Investment in unconsolidated affiliates			7,915
Note receivable			1,300
Intangible assets, less accumulated amortization			9,133
Other assets, net			8,244
Total Assets			$699,686

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 4 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2020	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$20,197	$(13,891)	$6,306
Above-market leases	2,619	(1,254)	1,365
	$22,816	$(15,145)	$7,671
Lease Intangible Liabilities
Below-market leases	$(3,031)	$1,987	$(1,044)

	Lease	Accumulated	Lease
As of December 31, 2019	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$21,480	$(14,051)	$7,429
Above-market leases	3,211	(1,507)	1,704
	$24,691	$(15,558)	$9,133
Lease Intangible Liabilities
Below-market leases	$(3,088)	$1,881	$(1,207)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2020 (October 1, 2020 - December 31, 2020)	$304	$49
2021	1,121	184
2022	987	164
2023	849	151
2024	849	151
Thereafter	3,561	345
	$7,671	$1,044

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of September 30, 2020 was 6.7 years.

NOTE 5 – LINES OF CREDIT

We have a $18,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2021; a $4,915 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires in June 2022; a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022; and a $3,200 variable rate (LIBOR plus 2.04%) line of credit agreement with Bank of the West, which expires November 2020. The lines of credit are secured by properties in Duluth, Edina, Moorhead, Minnesota; and Bismarck, Dickinson, Grand Forks and Fargo, North Dakota. At September 30, 2020, the Bremer line of credit secured two letters of credit totaling $1,216, leaving $30,199 available and unused under the agreements.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Certain line of credit agreements includes covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios on an annual and semi-annual basis.  As of September 30, 2020, we were in compliance with all measured debt covenants. As of December 31, 2019, three residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis. An annual waiver was received from the lender.

NOTE 6 - MORTGAGE NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	September 30,	December 31,
	2020	2019

	(in thousands)
Fixed rate mortgage notes payable (a)	$405,924	$395,038
Less unamortized debt issuance costs	1,810	1,874
	$404,114	$393,164
(a)	Includes $31,017 and $12,960 of variable rate mortgage debt that was swapped to a fixed rate at September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, we had 119 mortgage loans with effective interest rates ranging from 2.43% to 6.85% per annum and a weighted average effective interest rate of 4.13% per annum.

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.  We are not required to determine compliance with our covenants as of September 30, 2020; however, we have not received any notice of non-compliance with our covenants through the date of this filing. As of December 31, 2019, ten loans on residential properties were out of compliance with annual loan covenants due to various unit renovation and parking lot repair and maintenance costs, bad debts and increased vacancies in the North Dakota markets. The loans were secured by properties located in Bismarck, Fargo and Grand Forks, North Dakota with a total outstanding balance of $16,361 at December 31, 2019. Annual waivers were received from the lenders on $10,435 of the loans out of compliance. Annual waivers were not received from one lender on loans with a balance of $5,926. The Trust elected to pay the loans off in March 2020 with no penalty.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2020 (October 1, 2020 - December 31, 2020)	$8,126
2021	27,580
2022	25,841
2023	49,115
2024	18,076
Thereafter	277,186
Total payments	$405,924

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

As of September 30, 2020, the Trust used eight interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. Over the next three months, the Trust estimates that an additional $93 will be reclassified as an  increase to interest expense.

The following table summarizes the Trust’s interest rate swaps as of September 30, 2020, which effectively convert on month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$7,026	3.15%	November 1, 2029
November 1, 2019	$4,881	3.28%	November 1, 2029
January 10, 2020	$3,171	3.39%	January 10, 2030
June 12, 2020	$1,590	3.07%	June 15, 2030
June 12, 2020	$3,081	3.07%	June 15, 2030
June 15, 2020	$1,724	2.94%	June 15, 2030
June 15, 2020	$4,561	2.94%	June 15, 2030
July 1, 2020	$4,983	2.79%	June 10, 2030

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Interest rate swaps	8	3	$31,017	$12,960

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 8 to the consolidated financial statements.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Derivatives
Derivatives designated as	September 30, 2020		December 31, 2019
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$—	Other assets, net	$58
Interest rate swaps	Accrued expenses and other liabilities	$2,088	Accrued expenses and other liabilities	$21

The carrying amount of the swaps have been adjusted to their fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting a liability for the fair value of the future net payments forecasted under the swap.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income. The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the quarters ended September 30, 2020 and 2019:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from	Amount of (Gain)/Loss
Derivatives in	Recognized in Other	Accumulated other	Reclassified from
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	AOCI into Income
Relationships	on Derivatives	(AOCI) into Income	Nine Months Ended
	2020		2020
Interest rate swaps	$2,125	Interest expense	$145
	2019		2019
Interest rate swaps	$(14)	Interest expense	$22

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties that contain a provision whereby if the Trust defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Trust could also be declared in default on its corresponding derivative obligation.

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of September 30, 2020, the termination value of derivatives in a liability position, which includes accrued interest and adjustment for non-performance risk, which the Trust has deemed not significant, was $2,088. As of September 30, 2020, the Trust has pledged the properties related to the loans which are hedged as collateral. As of September 30, 2020, if the Trust had breached any of these provisions it could have been required to settle its obligations under the agreements at their termination value of $2,088.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Trust’s financial instruments:

	September 30, 2020		December 31, 2019
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Note receivable	$2,043	$2,156	$1,300	$1,389
Derivative assets	$—	$—	$58	$58

Financial liabilities:
Mortgage notes payable, net	$404,114	$439,341	$393,164	$415,183
Derivative liabilities	$2,088	$2,088	$21	$21

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

	Level 1	Level 2	Level 3		Total

	(in thousands)
September 30, 2020
Derivative liabilities	$—	$2,088		$—	$2,088
December 31, 2019
Derivative assets	$—	$58	$		$58
Derivative liabilities	$—	$21		$—	$21

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2020 and December 31, 2019, the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Trust has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Trust has considered any applicable credit enhancements. The Trust’s derivative instruments are further described in Note 7.

Fair Value Disclosures

The following table presents the Trust’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2020
Mortgage notes payable, net	$—	$—	$439,341	$439,341
Note receivable	$—	$—	$2,156	$2,156
December 31, 2019
Mortgage notes payable, net	$—	$—	$415,183	$415,183
Note receivable	$—	$—	$1,389	$1,389

Mortgage notes payable:  The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. Judgment is used in determining the appropriate rate for each of the Trust’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.05% to 3.20% and from 3.75% to 3.80% at September 30, 2020 and December 31, 2019, respectively. The fair value of the Trust’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value as of September 30, 2020 and December 31, 2019. The Trust’s mortgage notes payable are further described in Note 6.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting the future cash flows of each note at rates currently offered to the Trust for debt instruments. Judgment is used in determining the appropriate rate for each of the Trust’s individual note receivable based upon the specific terms of the agreement, including the term to maturity, and the quality and nature of the individual note. The rates used range from 3.05% to 3.20% and from 3.75% to 3.80% at September 30, 2020 and December 31, 2019, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 9 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of September 30, 2020 and December 31, 2019, outstanding limited partnership units totaled 18,229,000 and 17,811,000 respectively. For the three months ended September 30, 2020 and 2019, the operating partnership declared distributions of $4,825 and $4,655 respectively, to limited partners which were paid on October 15, 2020 and 2019, respectively.  Distributions per unit were $0.7941 and $0.7838 during the nine months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020 there were no limited partnership units exchanged for common shares pursuant to redemption requests.

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

During the nine months ended September 30, 2020 and 2019, the Trust redeemed 101,000 and 33,000 common shares valued at $1,853 and $593, respectively.  In addition, during the nine months ended September 30, 2020 and 2019, the Trust redeemed 52,000 and 55,000 units valued at $933 and $980, respectively.

NOTE 11 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of September 30, 2020 and December 31, 2019, there were 9,737,000 and 9,436,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Dividends paid to holders of common shares were $0.7941 per share and $0.7838 per share for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and 2019, the operating partnership declared dividends of $2,577 and $2,435 respectively, to holders of common shares which were paid on October 15, 2020 and 2019, respectively.

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

The estimated value per common share was $19.25 and $19.00 at September 30, 2020 and December 31, 2019, respectively. See discussion of determination of estimated value in Note 16.

Therefore, the purchase price per common share for dividend reinvestments was $18.29 and $18.05 and for additional optional cash purchases was $19.25 and $19.00 at September 30, 2020 and December 31, 2019, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten-day notice to participants.

In the nine months ended September 30, 2020, 265,000 shares were issued pursuant to dividend reinvestments and 134,000 shares were issued pursuant to additional optional cash purchases under the plan, valued at $4,836 and $2,579 respectively.

In the nine months ended September 30, 2019, 255,000 shares were issued pursuant to dividend reinvestments and 127,000 shares were issued pursuant to additional optional cash purchases under the plan, valued at $4,591 and $2,411 respectively.

NOTE 13 – RELATED PARTY TRANSACTIONS

Property Management Fees

During the nine months ended September 30, 2020 and 2019, we paid property management fees and administrative fees to GOLDMARK Property Management, Inc. GOLDMARK Property Management is owned in part by Kenneth Regan, James Wieland and Joel Thomsen. For the nine months ended September 30, 2020 and 2019, we paid management fees, on-site staff costs and other miscellaneous fees required to run the property of $9,518 and $9,530, respectively, to GOLDMARK Property Management, Inc.  Management fees paid during the nine months ended September 30, 2020 and 2019, approximated 5% of net collected rents. In addition, during the nine months ended September 30, 2020 and 2019,

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $4,849 and $4,664, respectively.

Board of Trustee Fees

We incurred Trustee fees of  $49 and $44 during the nine months ended September 30, 2020 and 2019, respectively.  As of September 30, 2020, and December 31, 2019 we owed our Trustees $14 and $29 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees specific amounts for meetings attended.

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

During the nine months ended September 30, 2020 and 2019, we incurred advisory management fees of $2,321 and $2,244 with Sterling Management, LLC, our Advisor. As of September 30, 2020 and December 31, 2019, we owed our Advisor $262 and $503, respectively, for unpaid advisory management fees. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.  During the nine months ended September 30, 2020 and 2019, we reimbursed the Advisor for operating costs totaling $22 each period, respectively. As of September 30, 2020, we owed our Advisor $11 for unpaid operating costs.

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

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

During the nine months ended September 30, 2020, we incurred acquisition fees of $500. During the nine months ended September 30, 2019 there were no acquisition fees incurred with our Advisor. See Note 16. There were no acquisition fees owed to our Advisor as of September 30, 2020 or December 31, 2019.

Disposition Fee: For its services in the effort to sell any investment for us, the Advisor receives a disposition fee of 2.5% of the sales price of each property disposition, capped at $375 per disposition.

During the nine months ended September 30, 2020, we incurred disposition fees of $143. During the nine months ended September 30, 2019, there were no disposition fees incurred with our Advisor. See Note 15. There were no disposition fees owed to our Advisor as of September 30, 2020 or December 31, 2019.

Financing Fee: 0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility. The finance fee shall be capped at $38 per loan, refinance, line of credit or other credit facility.

During the nine months ended September 30, 2020 we incurred financing fees of $82 with our Advisor. During the nine months ended September 30, 2019, there were no financing fees incurred with our Advisor. As of September 30, 2020, we owed the advisor $2 for finance fees incurred. There were no financing fees owed to our Advisor as of December 31, 2019.

Project Management Fee: 6% of all completed capital improvement projects on the real estate investments owned by the Trust are paid to the Advisor.

During the nine months ended September 30, 2020, there were $226 in project management fees incurred with our Advisor for capital improvement projects. As of September 30, 2020 we owed our Advisor $22 for unpaid project management fees.

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

TC = Total Project Cost

During the nine months ended September 30, 2020 we incurred development fees of $715 with our Advisor. During the nine months ended September 30, 2019, there were no development fees incurred with our Advisor. During the nine months ended September 30, 2020, our Advisor decided to forgo the $104 portion of held back development fees related to the Stonefield development project which was recognized as a reduction in building and improvements. As of September 30, 2020, there was $794 of development fees owed to our Advisor of which $79 is due to the 10% hold back with respect to the Glen Pond development project. As of December 31, 2019, we owed our Advisor a total of $104 for unpaid development fees, of which the entire amount was for unpaid development fees as part of a 10% hold back with respect to the Stonefield development project.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Operating Partnership Units Issued in Connection with Acquisitions

During the nine months ended September 30, 2020, we issued directly or indirectly 176,000 operating partnership units to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $3,373.

During the nine months ended September 30, 2019, there were no operating partnership units issued directly or indirectly, to affiliated entities.

Commissions

During the nine months ended September 30, 2020, we incurred real estate commissions of $583, to GOLDMARK Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. During the nine months ended September 30, 2019, there were no commissions incurred with GOLDMARK Commercial Real Estate Services, Inc.. As of September 30, 2020, we owed $250 in commissions to GOLDMARK Commercial Real Estate Services, Inc. As of December 31, 2019, there were no unpaid commissions to GOLDMARK Commercial Real Estate Services, Inc.

During the nine months ended September 30, 2020, we incurred real estate commissions of $308, to GOLDMARK Property Management, which is controlled by Messrs. Regan, Wieland and Thomsen. During the nine months ended September 30, 2019, there were no commissions incurred with GOLDMARK Property Management. As of September 30, 2020, we owed $308 in commissions to GOLDMARK Property Management. As of December 31, 2019, there were no unpaid commissions to GOLDMARK Property Management.

Rental Income

During the nine months ended September 30, 2020 and 2019, we received rental income of $63 and $42, respectively, under an operating lease agreement with our Advisor.

During the nine months ended September 30, 2020 and 2019, we received rental income of $43 and $42, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate Services, Inc.

During the nine months ended September 30, 2020 and 2019, we received rental income of $202 and $173, respectively, under operating lease agreements with GOLDMARK Property Management.

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

September 30, 2020 and 2019 (UNAUDITED)

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

Significant Risks and Uncertainties

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. A number of uncertainties continue to exist at this time, including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the recent surge in COVID-19 cases in many states. The Trust did not incur significant disruptions during the nine months ended September 30, 2020 from the COVID-19 pandemic. During the quarter ended September 30, 2020, the Trust continued to monitor state and federal legislative actions and efforts in regards to the eviction moratorium which affects almost all single-family and multifamily rental housing units. The Trust has seen a number of tenants complete the sworn statement certifying the qualifications to obtain eviction protection. The Trust is monitoring the collection rates on these tenants and, at this time is unable to predict the impact that the COVID-19 pandemic and the eviction moratorium will have on its future financial condition, results of operations and cash flows due to numerous uncertainties.

During the quarter ended September 30, 2020, the Trust received certain rent relief requests as a result of COVID-19. These requests were received principally from office tenants and most often in the form of rent deferral requests. Few rental defaults have occurred to date and the Trust is pursuing legal remedies as to these amounts which are not material in the aggregate. The Trust will continue to evaluate any further tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, nor will the Trust forgo its contractual rights under its lease agreements.

NOTE 15 – DISPOSITIONS

During the nine months ended September 30, 2020, the operating partnership sold two properties. We sold a retail property located in Apple Valley, Minnesota, for $3,670 and recognized a gain of $1,455 in March 2020. We sold an office property located in St. Cloud, Minnesota, for $2,050 and recognized a gain of $1 in May 2020. During the nine months ended September 30, 2019, the operating partnership did not dispose of any properties.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 16 – ACQUISITIONS

The Trust closed on the following acquisitions during the nine months ended September 30, 2020.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

1/12/20	Wolf Creek	Fargo, ND	Apartment complex	54 units	$4,968
1/31/20	Columbia Park Village	Grand Forks, ND	Apartment complex	12 units	612
3/1/20	Belmont East & West	Bismarck, ND	Apartment complex	26 units	1,494
3/1/20	Eastbrook	Bismarck, ND	Apartment complex	24 units	1,296
3/1/20	Hawn	Fargo, ND	Apartment complex	48 units	2,400
3/1/20	Rosser	Bismarck, ND	Apartment complex	24 units	1,296
8/28/20	Cargill Building (a)	Fargo, ND	Office building	45,755 sq. ft.	6,500
9/15/20	Foxtail Townhomes	Fargo, ND	Apartment complex	30 units	1,450

					$20,016
					(b)
(a)	This property was acquired utilizing Internal Revenue Code 1031 tax-derrered exchange funds.
(b)	Acquisition price does not include capitalized closing costs and adjustments totaling $842, special assessments assumed and capitalized of $307 or additional costs incurred due to a difference in unit price of $26.

Total consideration given for acquisitions through September 30, 2020 was completed through issuing approximately 469,000 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of approximately $9,031, assumed liabilities of $538, a mortgage of $3,225, 1031 exchange funds of $5,658 and cash of $2,739. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The Trust had no acquisitions during the nine months ended September 30, 2019.

The following table summarizes the acquisition date fair values, before prorations, the Trust recorded in conjunction with the acquisitions discussed above:

	Nine Months Ended
	September 30,
	2020	2019

Land, building, tenant improvements and FF&E	$21,191	$-
Other liabilities	(538)	-
Net assets acquired	20,653	-
Equity/limited partnership unit consideration	(9,031)	-
Restricted cash proceeds related to IRC Section 1031 tax-deferred exchange	(5,658)	-
New loans	(3,225)	-

Net cash consideration	$2,739	$-

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first nine months of 2020 and 2019.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first nine months of 2020 and 2019.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020 and 2019 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information. The fair value was not determined based on, nor intended to comply with, fair value standards under US GAAP and the value may not be indicative of the price we would get for selling our assets in their current condition.

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

NOTE 17 - SUBSEQUENT EVENTS

On October 5, 2020, the Trust purchased 60% of a 146,000 SF vacant lot in Rogers, Minnesota as tenants in common with an unrelated third party for a total purchase price of $1,100.

On October 15, 2020, we paid a dividend or distribution of $0.26469 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on September 30, 2020.

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

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 179 properties containing 10,184 apartment units and approximately 1,692,000 square feet of leasable commercial space as of September 30, 2020. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $682,862, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties

We operate as an Umbrella Partnership Real Estate Investment Trust (UPREIT), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, we hold all or substantially all of our assets through our operating partnership. We control the operating partnership as the sole general partner and own approximately 34.82% of the operating partnership as of September 30, 2020.  For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, our proportionate shares of the assets and income of our operating partnership are deemed to be assets and income of the trust.

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

As of September 30, 2020, approximately 73.7% of our properties were apartment communities located primarily in North Dakota with others located in Minnesota, Missouri and Nebraska.  Most multifamily properties are leased to a variety of tenants under short-term leases.

As of September 30, 2020, approximately 26.3% of our properties were comprised of office, retail, industrial, restaurant and medical commercial property located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin.  We have both single and multi-tenant properties in the commercial portfolio, most of which are under long-term leases.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine months ended September 30, 2020 included elsewhere in this report.

Specific Achievements

●	Increased revenues from rental operations by $693 or 2.3% for the three months ended September 30, 2020, compared to the same three month period in 2019.
●	Increased revenues from rental operations by $1,318 or 1.5% for the nine months ended September 30, 2020, compared to same nine month period in 2019.
●	Acquired seven residential properties and one commercial property during the nine months ended September 30, 2020.
●	Disposed of two commercial properties during the nine months ended September 30, 2020.
●	Declared dividends aggregating $0.7941 per common share for the nine months ended September 30, 2020.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

	Three months ended September 30, 2020			Three months ended September 30, 2019
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$24,858	$6,008	$30,866	$23,662	$6,511	$30,173
Real Estate Expenses
Real Estate Taxes	2,486	674	3,160	2,343	693	3,036
Property Management	3,100	203	3,303	3,220	258	3,478
Utilities	1,776	287	2,063	1,708	309	2,017
Repairs and Maintenance	5,351	596	5,947	5,795	531	6,326
Insurance	793	36	829	504	19	523
Total Real Estate Expenses	13,506	1,796	15,302	13,570	1,810	15,380
Net Operating Income	$11,352	$4,212	15,564	$10,092	$4,701	14,793
Interest			4,187			4,521
Depreciation and amortization			5,328			5,322
Administration of REIT			972			969
Other (income)/expense			(189)			511
Net Income			$5,266			$3,470

Net Income Attributed to:
Noncontrolling Interest			$3,422			$2,257
Sterling Real Estate Trust			$1,844			$1,213
Dividends per share (1)			$0.2647			$0.2613
Earnings per share			$0.19			$0.13
Weighted average number of common shares			9,740			9,322

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $30,866 for the three months ended September 30, 2020 increased $693 or 2.3% in comparison to the same period in 2019. Residential property revenues increased $1,196 and commercial property revenues decreased $503.

The following table illustrates occupancy percentages for the three month periods indicated:

	September 30,	September 30,
	2020	2019
Residential occupancy	93.2%	93.9%

Residential revenues for the three months ended September 30, 2020 increased $1,196 or 5.1% in comparison to the same period for 2019.  Residential properties acquired since January 1, 2020 contributed approximately $644 to the increase in total residential revenues in the three months ended September 30, 2020.  The remaining increase is due to decreased rental incentives due to increased renewals, increased rent charges at our stabilized properties as well as the increased income related to Ratio Utility Billing System (RUBS) Income in our Minneapolis, Minnesota market.  The overall residential income increase was offset by increased vacancy, primarily in our Minneapolis, Minnesota market. Residential revenues comprised 80.5% of total revenues for the three months ended September 30, 2020 compared to 78.4% of total revenues for the three months ended September 30, 2019.  The vacancy increase, coincides with a decrease in residential occupancy rates for the three months ended September 30, 2020 of 0.70%.

For the three months ended September 30, 2020, total commercial revenues decreased $503 or 7.7% in comparison to the same period for 2019. Vacant office space in commercial properties located in the Fargo, North Dakota region constituted $217 of the decreased revenues. As of September 30, 2020, these properties are considered fully leased through an executed 12 year lease. In addition, disposition of two commercial properties, account for $141 in decreased revenues during the three months ended September 30, 2020. The remaining decrease relates to the amortization of straight line rents at a commercial office building in our Minneapolis, Minnesota market as well as overall decreased estimated common area maintenance income for the three months ended September 30, 2020 as compared to the same period in 2019. Commercial revenues comprised 19.5% of the total revenues for the three months ended September 30, 2020 compared to 21.6% of total revenues for the three months ended September 30, 2019.

Expenses

Residential expenses from operations of $13,506 during the three months ended September 30, 2020 decreased $64 or 0.5% in comparison to the same period in 2019. Though the net decrease is relatively comparable to the same period in 2019, expenses as shown in the above table vary significantly by category as compared to the same period in 2019. The net decrease is attributed to decreased repairs and maintenance expense of $444 or 7.7%, offset by increased real estate taxes of  $142 or 6.1%, and property insurance expense of $289 or 57.3%.  Actual property management fees remained unchanged and continue to approximate 5% of net collected rents; however, other property management related expenses also decreased during the three months ended September 30, 2020. As noted above, the primary driver of decreased operational expenses, is specifically related to reduced repairs and maintenance expense. This is due to COVID-19 causing residential lease renewals to increase as residents chose to remain in their current apartment units,  precluding general maintenance and unit upgrades to be performed.  The Trust believes a portion of the decrease in repairs and maintenance is deferred and will be realized as the COVID-19 pandemic passes and the units will become available to be upgraded.

Commercial expenses from operations of $1,796 during the three months ended September 30, 2020 decreased $14 or 0.8% in comparison to the same period in 2019. The net decrease in overall expenses is attributed to COVID-19, causing shelter-in-place orders in many locations where our office space is located, resulting in decreased property management expenses of $55 or 21.4% and decreased utility costs of $22 or 7.1%. Furthermore, repairs and maintenance expense for the three months ended September 30, 2020 increased $65 or 12.2%, offsetting the above decreases. A primary factor for reported increased repairs and maintenance expense, is due to 2019 direct tenant billbacks of $120, offsetting repairs and maintenance expense for the period then ended. Repairs and maintenance expense decreased $55 when focusing specifically on expenses incurred related to business operations.

Interest expense of $4,187 during the three months ended September 30, 2020 decreased $334 or 7.4% in comparison to the same period in 2019.  Payoffs of higher interest rate loans during the first quarter of 2020 and fourth quarter of 2019 as well as new debt and refinancing during 2020, decreased the overall weighted average interest rate on our outstanding mortgage debt. The lower mortgage rate decreased total interest paid on mortgages by $172 during the three months ended September 30, 2020 as compared to the same period in 2019, leading to mortgage interest expense as a percent of income of 13.65% in 2020 versus 14.53% in 2019. Additionally, interest expense on construction in progress, also contributed to the decrease in interest expense as compared to the same period in 2019. Interest expense for construction in progress is classified as a contra-expense account, offsetting interest expense by $165 during the three months ended September 30, 2020.

Depreciation and amortization expense of $5,328 during the three months ended September 30, 2020 increased $6 or 0.1% in comparison to the same period in 2019. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended September 30, 2020 and 2019 was 17.26% and 17.64%, respectively.

REIT administration expenses of $972 during the three months ended September 30, 2020 increased $3 or 0.3% in comparison to the same period in 2019, showing administrative expenses remaining consistent as compared to the same period in 2019.

Other income of $189 during the three months ended September 30, 2020 increased $700 or 136.99% in comparison to the same period in 2019.  The primary reason for the increase was that the future economic benefit of a portion of a commercial property in Fargo, North Dakota was determined to be non-recoverable. As such, during the three months ended September 30, 2019, we also experienced a loss on involuntary conversion of $816 due to the partial demolition of that property.  There is no such loss recorded for the three months ended September 30, 2020.

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

Net Income

Net income for the three months ended September 30, 2020 was $5,266 compared to $3,470 for the three months ended September 30, 2019.  As noted above, the primary driver of increased net income for the three months ended September 30, 2020 is attributed to eight property acquisitions occurring in 2020, as well as the impact the COVID-19 pandemic has had on the operational expenses of the portfolio.

Results of Operations for the Nine Months Ended September 30, 2020

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$73,234	$18,359	$91,593	$70,920	$19,355	$90,275
Real Estate Expenses
Real Estate Taxes	7,433	2,030	9,463	7,001	2,083	9,084
Property Management	9,495	666	10,161	9,504	752	10,256
Utilities	6,098	810	6,908	6,246	897	7,143
Repairs and Maintenance	14,572	1,508	16,080	15,557	1,694	17,251
Insurance	2,380	110	2,490	1,646	59	1,705
Total Real Estate Expenses	39,978	5,124	45,102	39,954	5,485	45,439
Net Operating Income	$33,256	$13,235	46,491	$30,966	$13,870	44,836
Interest			12,761			13,819
Depreciation and amortization			15,826			16,213
Administration of REIT			3,218			3,051
Other (income)/expense			(2,204)			(328)
Net Income			$16,890			$12,081

Net Income Attributed to:
Noncontrolling Interest			$11,031			$7,933
Sterling Real Estate Trust			$5,859			$4,148
Dividends per share (1)			$0.7941			$0.7838
Earnings per share			$0.6100			$0.4500
Weighted average number of common shares			9,638			9,208
(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $91,593 for the nine months ended September 30, 2020 increased $1,318 or 1.5% in comparison to the same period in 2019. Residential property revenues increased $2,314 and commercial property revenues decreased $996, from the prior year’s comparable nine month period.

The following table illustrates occupancy percentages for the nine month periods indicated:

	September 30,	September 30,
	2020	2019
Residential occupancy	93.1%	93.8%
Commercial occupancy	93.6%	91.8%

Residential revenues for the nine months ended September 30, 2020 increased $2,314 or 3.3% in comparison to the same period for 2019.  Residential properties acquired since January 1, 2020 contributed approximately $1,282 to the increase in total residential revenues in the nine months ended September 30, 2020. The remaining increase is due to decreased rental incentives due to increased renewals, increased rent charges at our stabilized properties as well as the increased income related to Ratio Utility Billing System (RUBS) Income in our Minneapolis, Minnesota market. Residential revenues comprised 80.0% of total revenues for the nine months ended September 30, 2020 compared to 78.6% of total revenues for the nine months ended September 30, 2019.  Residential occupancy year-over-year decreased 0.7%, offsetting the residential revenue increase by $601 and is attributed to the increased vacancy, primarily in our Minneapolis, Minnesota market.

For the nine months ended September 30, 2020, total commercial revenues decreased $996 or 5.1% in comparison to the same period for 2019. The decrease was primarily attributable to the disposition of two commercial properties which accounted for $255 of the decrease during the nine months ended September 30, 2020. Vacant office space in commercial properties located in the Fargo, North Dakota region contributed $656 of the decreased revenues. As of September 30, 2020, these properties are considered fully leased through an executed 12 year lease. Commercial revenues comprised 20.0% of the total revenues for the nine months ended September 30, 2020 compared to 21.4% of total revenues for the nine months ended September 30, 2019. Commercial occupancy year-over-year remained comparable at approximately 89%.

Expenses

Residential expenses from operations of $39,978 during the nine months ended September 30, 2020 increased $24 or 0.1% in comparison to the same period in 2019. Though the net increase is relatively comparable to the same period in 2019, expenses as shown in the above table vary significantly by category as compared to the same period in 2019. Increased insurance expense of $734 or 44.6% due to increased habitational premium expense as well as increased real estate taxes, driven by increased estimates of projected 2020 real estate taxes, of $432 or 6.2%, contribute to the overall increase. This was offset by a decrease in repairs and maintenance expense of $985 or 6.3% as well as decreased utilities expense of $148 or 2.4%. Actual property management fees remained unchanged and continue to approximate 5% of net collected rents. The primary driver of decreased operational expenses, specifically related to repairs and maintenance expense, is due to the COVID-19 pandemic causing residential lease renewal rates to increase approximately 5.2% as compared to the same period in 2019, as residents chose to remain in their current apartment units,  preventing general maintenance and unit upgrades to be performed.  The Trust believes a portion of the decrease in repairs and maintenance is deferred and will be realized as the COVID-19 pandemic passes and the units become available to be upgraded.

Commercial expenses from operations of $5,124 during the nine months ended September 30, 2020 decreased $361 or 6.6% in comparison to the same period in 2019.  The decrease in overall expenses is attributed to the COVID-19 pandemic, causing shelter-in-place orders in many locations where our commercial properties are located, attributing to decreased repairs and maintenance expenses of $186 or 11%. Decreased utility expense of $87 or 9.7% in comparison to the same period 2019, also attributed to the overall decrease.

Interest expense of $12,761 during the nine months ended September 30, 2020 decreased $1,058 in comparison to the same period in 2019. Payoffs of higher interest rate loans during the first quarter of 2020 and fourth quarter of 2019 as well as new debt and refinancing during 2020, decreased the overall weighted average interest rate on our mortgage debt. The lower mortgage rate decreased total interest paid on mortgages of $564 as compared to the same period in 2019, bringing mortgage interest expenses as a percent of income to 13.96% in 2020 versus 14.79% in 2019. Additionally, interest expense on construction in progress, also contributed to the decrease in interest expense as compared to the same period in 2019. Interest expense for construction in progress is classified as a contra-expense account, offsetting interest expense by $480 for the nine months ended September 30, 2020

Depreciation and amortization expense of $15,826 for the nine months ended September 30, 2020 decreased  $387 or 2.4% in comparison to the same period in 2019. The decrease is primarily due to the write off of certain lease intangibles at an office building located in Minneapolis, Minnesota. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the nine months ended September 30, 2020 and 2019 was relatively consistent at 17.3% and 18.0%, respectively.

REIT administration expenses of $3,218 for the nine months ended September 30, 2020 increased $167 or 5.5% in comparison to the same period in 2019. The increase is attributable to an increase of REIT advisory fees paid as well as increased audit and tax fees attributed to additional services performed and general timing variances during the year 2020, as compared to 2019.

Other income of $2,204 for the nine months ended September 30, 2020 increased $1,876 or 572% in comparison to the same period in 2019. Realized gains of $1,456 on the sale of two commercial properties during the nine months ended September 30, 2020 is the primary factor in the increase as compared to the same period in 2019. Furthermore, net losses for the nine months ended September 30, 2019, included an amount resulting from the evaluation of a commercial property in Fargo, North Dakota, where it was determined that the future economic benefit of a portion of the property was non-recoverable. As such, during the nine months ended September 30, 2019, we also experienced a loss on involuntary conversion of $816 due to the partial demolition of that property, netting to total gain on involuntary conversion of $487 for the period then ended.

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

Net Income

Net income for the nine months ended September 30, 2020 was $16,890 compared to $12,081 for the nine months ended September 30, 2019.

COVID-19 Impact

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. A number of uncertainties continue to exist at this time, including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the recent surge in COVID-19 cases in many states. While the Trust did not incur significant disruptions during the nine months ended September 30, 2020 from the COVID-19 pandemic,  the effects of the ongoing COVID-19 pandemic could have material adverse effects on our business and results of operations, so long as COVID-19 continues to impact the U.S. economy in general and multifamily apartment communities in particular. The extent to which the economic disruption associated with the COVID-19 pandemic impacts our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.  In particular, during the three months ended September 30, 2020, the Trust continued to monitor state and federal legislative actions and efforts in regards to the eviction moratorium which affects almost all single-family and multifamily rental housing units. The Trust has seen a number of tenants complete the sworn statement certifying the qualifications to obtain eviction protection. The Trust is monitoring the collection rates on these tenants and, at this time is unable to predict the impact that the COVID-19 and the eviction moratorium will have on its future financial condition, results of operations and cash flows due to numerous uncertainties.

During the quarter ended September 30, 2020, the Trust received certain rent relief requests as a result of COVID-19. These requests were received principally from office tenants and most often in the form of rent deferral requests. Few rental defaults have occurred to date and the Trust is pursuing legal remedies as to these amounts which are not material in the aggregate. The Trust will continue to evaluate any further tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, nor will the Trust forgo its contractual rights under its lease agreements.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the nine months ended September 30, 2020

We acquired eight properties for a total of $21,191 during the nine months ended September 30, 2020. Total consideration for the acquisitions was the issuance of approximately $9,031 in limited partnership units of the operating partnership, assumed liabilities of $538, cash of $2,739, mortgage of $3,225, and 1031 exchange funds of $5,658.

We disposed of two commercial properties during the nine months ended September 30, 2020. The Trust disposed of a retail property located in Apple Valley, Minnesota for $3,670 and an office building in St. Cloud, Minnesota for $2,050.

See Notes 15 and 16 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the nine months ended September 30, 2020 and 2019.

Construction in Progress and Development Projects

Construction in progress as of September 30, 2020 consists primarily of development and planning costs associated with the Goldmark Office Park building located in Fargo, North Dakota, the Montreal Courts Apartment located in Little Canada, Minnesota and the Bayview Apartments located in Fargo, North Dakota. The Goldmark Office Park consists of three commercial office buildings. Current expectations are that the project which includes building renovations, reconstruction of portions of the office park and additional amenities will be completed in phases with the primary phase completed in 2020. The current project budget is approximately $6,790 of which $6,718 has been incurred and is included in construction in progress. The Montreal Courts Apartments development consists of a new clubhouse. Current expectations are that the project will be completed in the fourth quarter of 2020 and the current project budget approximates $3,752 of which $1,405 has been incurred and is included in construction in progress. The Bayview Apartments development consists of new windows and siding. Current expectations are that the project will be completed in the fourth quarter of calendar year 2020 and the current project budget approximates $1,893 of which $1,152 has been incurred and is included in construction in progress.

As of September 30, 2020, the development project at the Glen Pond Apartments located in Eagan, Minnesota, was completed, and the development was put into service. Final cost of the development was $16,540.

The Trust is involved with two joint ventures as of September 30, 2020.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and nine months ended September 30, 2020 and 2019, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September 30, 2020			Three months ended September 30, 2019
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,844	9,740	$0.19	$1,213	9,322	$0.13

Add back:
Noncontrolling Interest - OPU	3,450	18,232		2,312	17,822
Depreciation & Amortization from continuing operations	5,328			5,322
Pro rata share of unconsolidated affiliate depreciation & amortization	95			94
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—			—
Funds from operations applicable to common shares and limited partnership units (FFO)	$10,717	27,972	$0.38	$8,941	27,144	$0.33
(1)	Please see Note 9 and Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$5,859	9,638	$0.61	$4,148	9,208	$0.45

Add back:
Noncontrolling Interest - OPU	11,046	18,170		8,034	17,837
Depreciation & Amortization from continuing operations	15,826			16,213
Pro rata share of unconsolidated affiliate depreciation & amortization	283			284
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1,456)			—
Funds from operations applicable to common shares and limited partnership units (FFO)	$31,558	27,808	$1.13	$28,679	27,045	$1.06
(1)	Please see Note 9 and Note 11 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

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

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Net cash flows provided by operating activities	$35,988	$34,015
Net cash flows used in investing activities	$(28,173)	$(9,883)
Net cash flows used in financing activities	$(10,247)	$(32,097)

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

Net cash provided by operating activities was $35,988 and $34,015 for the nine months ended September 30, 2020 and 2019, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $28,173 and $9,883 for the nine months ended September 30, 2020 and 2019, respectively (this does not include the value of UPREIT units issued in connection with investing activities).  For the nine months ended September 30, 2020 and 2019, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $33,059 and $8,935, respectively. During the nine months ended September 30, 2020, a note receivable of $363 bearing a 6.5% interest rate, payable over five years was issued as well as two notes receivable equaling $400 bearing a 6% interest rate payable over three years. In addition, during the nine months ended September 30, 2020 and 2019, proceeds of $1,077 and $1,513 were received from involuntary conversions, respectively.  During the nine months ended September 30, 2020, proceeds of $5,483 were generated from the sale of two commercial properties.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $10,247 and $32,097 for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we paid $17,012 in dividends and distributions, redeemed $2,786 of shares and units, received $22,910 from new mortgage notes payable, and made mortgage principal payments of $15,249. For the nine months ended September 30, 2019, we paid $16,333 in dividends and distributions, redeemed $1,573 of shares and units, and made mortgage principal payments of $16,330.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2020 to September 30, 2020 totaling $7,648 or $0.7941 per share, of which $2,721 was cash dividends and $4,927 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $35,988 from our cash flows from operations and $239 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2019 to September 30, 2019 totaling $7,216 or $0.7838 per share, of which $2,548 was cash dividends and $4,668 were reinvested through the dividend reinvestment plan.  The cash dividends were paid with the $34,015 from our cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Cash flows provided by operations (includes net income of $16,890 and $12,081, respectively)	$35,988	$34,015
Distributions in excess of earnings received from unconsolidated affiliates	239	(32)
Gain (Loss) on sales of real estate and non-real estate investments	1,456	—
Dividends declared	(7,648)	(7,216)
Excess	$30,035	$26,767

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2020, we declared quarterly distributions totaling $14,484 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, and October 15, 2020.  Distributions were paid at a rate of $0.2647 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the nine months ended September 30, 2019, we declared quarterly distributions totaling $13,973 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, and October 15, 2019. Distributions were paid at a rate of $0.2613 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the nine months ended September 30, 2020, we paid aggregate dividends of $7,536, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $31,558. Therefore, our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2019, we paid aggregate dividends of $7,060 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $28,679 as of the nine months ended September 30, 2019. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At September 30, 2020, our unrestricted cash resources consisted of cash and cash equivalents totaling approximately $6,499. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $64,234, which could potentially be used as collateral to secure additional financing in future periods.

At September 30, 2020, there was no balance outstanding on our lines of credit. The lines of credit aggregate $31,415 in total availability and are collateral for two letters of credit totaling $1,216, leaving $30,199 available and unused under the agreements. See Note 5 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the nine months ended September 30, 2020, we did not sell any common shares in a private placement. During the nine months ended September 30, 2020, we issued 265,000 and 134,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share purchases, respectively, and raised gross proceeds of $7,415. During the nine months ended September 30, 2019, we did not sell any common shares in a private placement.  During the nine months ended September 30, 2019, we issued 255,000 and 178,000 common shares under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively, and raised gross proceeds of $7,002.

During the nine months ended September 30, 2020, we issued 469,000 limited partnership units in connection with six of the eight properties acquired.

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2020, most of our commercial leases require tenants to pay directly or reimburse us for a share of our operating expenses.  As a result, we are often able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues.  During the nine months ended September 30, 2020, inflation did not have a material impact on our revenues or net income.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended September 30, 2020.

Other Sales

During the three months ended September 30, 2020, we did not issue any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4 (a) (2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the nine months ended September 30, 2020:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2020	13,000	13,000	$18.25	1,250,000	846,000	$5,395
February 1-28, 2020	4,000	14,000	$18.25	1,254,000	860,000	$5,065
March 1-31, 2020	21,000	3,000	$18.25	1,275,000	863,000	$4,625
Total	38,000	30,000

April 1-30, 2020	53,000	5,000	$18.25	1,328,000	868,000	$3,582
May 1-31, 2020	4,000	7,000	$18.25	1,332,000	875,000	$3,376
June 1-30, 2020	—	—	$18.25	1,332,000	875,000	$8,376
Total	57,000	12,000

July 1-31, 2020	—	5,000	$18.25	1,332,000	880,000	$8,281
August 1-31, 2020	3,000	1,000	$18.25	1,335,000	881,000	$8,205
September 1-30, 2020	3,000	3,000	$18.25	1,338,000	884,000	$8,076
Total	6,000	9,000

For the nine months ended September 30, 2020, we redeemed all shares or units for which we received redemption requests.  In addition, for the nine months ended September 30, 2020, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $40,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of September 30, 2020, was $8,076. The redemption price for such shares and units redeemed under the plan was fixed at $18.25 per share or unit, which became effective January 1, 2020. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2020 and December 31, 2019; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2020; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 6, 2020

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Erica J. Chaffee
Erica J. Chaffee
Chief Financial Officer
(Principal Financial and Accounting Officer)