Form 10-K
period 2020-12-31
Sterling Real Estate Trust
filed 2021-03-31
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54295

Sterling Real Estate Trust

d/b/a Sterling Multifamily Trust

(Exact name of registrant as specified in its charter)

North Dakota	90-0115411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1711 Gold Drive South, Suite 100 Fargo, North Dakota	58103
(Address of principal executive offices)	(Zip Code)

(701) 353-2720

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares of Beneficial Interest, par value $0.01 per share	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There is no established public market for the registrant’s shares of common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 29, 2021
Common Shares of Beneficial Interest, $0.01 par value per share	9,968,034

Documents Incorporated by Reference: Portions of Sterling’s Proxy Statement for its 2021 Annual Meeting of Shareholders, which Sterling intends to file with the Securities and Exchange Commission within 120 days after the end of Sterling’s fiscal year ended December 31, 2020, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If Sterling does not file its Proxy Statement on or before 120 days after the end of its 2020 fiscal year, Sterling will file the required information in an amendment to this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS

GENERAL

Sterling Real Estate Trust (“we,” “us,” “our,” “Company,” “Trust” or “Sterling”) is a real estate investment trust (“REIT”). Sterling was registered in North Dakota as an unincorporated business trust in December, 2002.  References in this Annual Report on Form 10-K to the “Company,” “Sterling,” “Trust,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors.  As of December 31, 2020, we owned directly or through our operating partnership, 179 properties in 11 states.

UPREIT Structure

The Trust operates as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, the Trust conducts substantially all investment activities and holds substantially all of the Trust’s assets through the operating partnership Sterling Properties, LLLP. The Trust controls the operating partnership as the general partner and owns approximately 35.03% of the operating partnership as of December 31, 2020. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, the proportionate shares of the assets and income of the operating partnership are deemed to be the assets and income of the Trust.

The UPREIT structure is used to facilitate acquisitions of real estate properties. A sale of property directly to a REIT is generally a taxable transaction to the property seller. However, in an UPREIT structure, if a property seller exchanges the property for limited partnership units, the seller may defer taxation of gain in such exchange until the seller resells its limited partnership units or exchanges its limited partnership units for the REIT’s common stock. By offering the ability to defer taxation, the Trust may gain a competitive advantage in acquiring desired properties over other buyers who cannot offer this benefit. In addition, investing in the operating partnership, rather than directly in the Trust, may be more attractive to certain institutional or other investors due to their business or tax structure. If an investor is interested in making a substantial investment in our operating partnership, the structure provides the Trust the flexibility to accommodate different terms for each investment, while applicable tax laws generally restrict a REIT from charging different fee rates among its shareholders. Finally, if the Trust’s shares become publicly traded, the former property seller may be able to achieve liquidity for the investment in order to pay taxes.

Operating Partnership

Sterling Properties, LLLP, was formed as a North Dakota limited liability limited partnership in April 2003 to acquire, own and operate properties on the Trust’s behalf. The operating partnership holds a diversified portfolio of multifamily dwellings and commercial properties located principally in the upper and central Midwest United States.

Since formation, the Trust’s focus has consisted of owning and operating income-producing real estate properties. In 2006, the Trust held 23 total properties approximating $56,265 in total assets, in the operating partnership. Between 2007 and 2020, the Trust focused extensively on strengthening the multifamily component of the portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties are located in North Dakota. The portfolio has grown to 179 properties, approximating $743,029 in total assets, and book equity, including noncontrolling interests, of approximately $291,528 as of December 31, 2020. As of December 31, 2020, the portfolio contained approximately 10,328 apartment units and 1,642,000 square feet of leasable commercial space.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Advisor to the Trust

Sterling Management, LLC, a North Dakota limited liability company formed in November 2002, is the external Advisor to the Trust. The Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf. The Advisor is owned in part by Kenneth Regan, a trustee and Chief Executive Officer of the Trust, by James Wieland, also a trustee of the Trust, by Joel Thomsen, President of the Trust, and by Ryan M. Downs, Chief Investment Officer of the Trust. In addition, Messrs. Regan, Wieland, Thomsen and Downs serve on the Board of Governors of the Advisor. From 2007 to 2020, the Advisor’s employee base has seen considerable growth, both in number and expertise.

On January 1, 2021, the Advisor was purchased by Alloy Enterprises, Inc. in an equity transfer.  The ownership structure, personel, and ownership percentages remain materially consistent with that of the Advisor prior to January 1, 2021. As of January 1, 2021, our Chief Financial Officer, Ms. Chaffee acquired a less than 1% ownership interest in Alloy in connection with the transactions.

Audit and Disclosure Committee

The Audit and Disclosure Committee was established by the Board of Trustees to assist the Board in fulfilling its fiduciary responsibilities. The Audit and Disclosure Committee assists the Board by overseeing the integrity of the Trust’s financial statements, financial reporting processes, internal accounting and financial controls and the annual independent audit of the Trust’s financial statements. The Audit and Disclosure Committee also oversees the establishment and maintenance of processes to assure the Trust’s compliance with all applicable laws, regulations, and Trust policy. In performing its work, it is the Audit and Disclosure Committee’s responsibility to foster free and open means of communication between the Trustees, the independent auditors and the Trust’s financial managers. Our Audit and Disclosure Committee is currently comprised of Trustees, Timothy Hunt (Chair of the Committee), Ann Christenson, Timothy Haugen, Michelle Korsmo, and Mark Polovitz.

Board of Trustees and Executive Officers

The Trust operates under the direction of our Board of Trustees, the members of which are accountable to both the Trust and its shareholders. The Trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluates the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 26, 2020, effective April 1, 2020 until March 31, 2021.  The Board of Trustees has provided investment guidance for the Advisor to follow and must approve each investment recommended by the Advisor. Currently, the Advisor has eight members on the Board, six of whom are independent.

Although the Trust has executive officers, it does not have any paid employees. The President, Chief Executive Officer, Chief Investment Officer, Chief Financial Officer and Treasurer, and General Counsel and Secretary, are also officers, employees, owners, or governors of our Advisor. Among others, such executive officers oversee the Advisor’s day-to-day operations with respect to the Trust. However, when doing so, such executive officers are acting on behalf of the Advisor in performing the Advisor’s obligations under the Advisory Agreement. Generally, the only services performed by the Trust’s executive officers are those required by law or regulation, such as executing documents as required by North Dakota law and providing certifications required by the federal securities laws.

Organizational Structure

On January 1, 2021, the advisor was aquired by Alloy Enterprises, Inc. in an equity transfer.

The following chart shows the relationship structure with the advisor:

(1)	As of December 31, 2020, the Advisor was owned in part by the Trust’s Chief Executive Officer and Trustee Mr. Kenneth P. Regan (36.578%), by Trustee Mr. James S. Wieland (29.487%), by President Joel Thomsen (10.00%), and by Chief Investment Officer, Ryan M. Downs (5.091%). In addition, Mr. Regan serves as the Executive Chairman of the Advisor, and Messrs. Wieland, Thomsen, and Downs serve on the Board of Governors of the Advisor. As a result of the Alloy restructuring transactions effective January 1, 2021, the ownership interests in the Advisor became indirect but remain materially consistent with those prior to January 1, 2021
(2)	Sterling Management, LLC serves as Advisor to both the Trust and the operating partnership. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 1.57% and 2.63%, respectively, of our shares as of December 31, 2020.
(3)	The Trust controls the operating partnership as the general partner and owns approximately 35.03% of the operating partnership as of December 31, 2020. Mr. Regan and Mr. Wieland beneficially owned and had voting power over approximately 15.64% and 4.56%, respectively, of the operating partnership as of December 31, 2020.
(4)	Effective January 1, 2021 Ms. Chaffee indirectly owns 0.75% of the Advisor.

CORE INVESTMENT OBJECTIVES AND STRATEGY

Investment Objectives

The Trust’s primary investment objectives are to:

●	acquire quality real estate properties or interests in real estate properties that can provide stable cash flow for distribution to our shareholders, preservation of capital and realization of long-term capital appreciation upon the sale of such properties;
●	offer an investment option in which the value of the common shares is correlated to real estate as an asset class rather than traditional asset classes such as stocks and bonds; and
●	provide a hedge against inflation through use of month-to-month rentals or short-term and long-term lease arrangements with rental properties tenants.

The Trust may change the investment objectives only with the approval of holders of a majority of the outstanding common shares.

Investment Strategy

The current investment strategy is to acquire and hold ownership interests in multifamily residential properties primarily located in the central corridor of the contiguous 48 states.  There is no current plan for the existing commercial properties (industrial, medical, office and retail) regarding retention or disposition.

Most current acquisitions are in or near metropolitan areas. However, there is no limitation on the geographic areas in which we may acquire targeted investments.

The Trust may acquire portfolios of real estate properties held by individual owners and real estate properties held by funds, including hedge funds. It is anticipated that such property owners will primarily sell the properties in exchange for limited partnership interests of the operating partnership.

The Trust may make investments alone or together with other investors, including with affiliates of the Advisor, through holding company structures or joint ventures, real estate partnerships, tenant-in-common deals, REITs, or other collective investment vehicles.

Investment Guidance

The Board of Trustees has provided investment guidance to the Advisor to direct the investment strategy of the Trust. Changes to the investment guidance must be approved by the Board. The Advisor has been authorized to execute (1) commercial and multifamily real estate property acquisitions and dispositions (2) investments in other real estate related assets, in each case so long as such investments are approved by our Board (3) acquisitions of property or land for the purposes of future development and (4) capital investments in the portfolio’s current properties through capital improvements. The Board will have ultimate oversight over the Trust’s investments and may change from time to time the scope of authority delegated to the Advisor with respect to acquisition and disposition transactions. The current investment guidance is that future real estate investments be limited to multifamily apartment properties.  There is no current plan with respect to the commercial properties regarding retention or disposition.

Investments in Real Estate Properties

The Trust will primarily invest in existing or newly constructed real estate properties and interests in real estate properties by acquiring direct ownership or ownership interests through equity interests or other joint venture structures. The Trust may also invest in other real estate property types, including undeveloped land or other development opportunities if the land is acquired for the purpose of producing rental or other operating income in the future. The properties the Trust primarily invests in have existing rent and expense schedules or the properties are newly constructed with predictable cash flows. The Trust concentrates its efforts on real estate properties located primarily in North Dakota and Minnesota, the central corridor of the contiguous 48 states and in or near metropolitan areas.

Investments in Real Estate Related Assets

Guidelines provide the Trust may invest in real estate related assets. These assets include securities of other companies engaged in real estate activities, mortgage-backed securities, and conventional mortgage loans. To date, investment in such assets have been nominal. The Trust does not anticipate such investment amounts to be material or long term.

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

SEGMENT DATA

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multifamily. Our commercial properties include retail, office, industrial, and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and certain general and administrative expenses.

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

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released at a property and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with any contamination. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations, and some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Some of these laws and regulations may impose joint and several liability on residents, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us.

In addition, we are subject to many other laws and governmental regulations applicable to our properties, and changes in the laws and regulations, or in their interpretation by agencies and the courts, occur frequently. Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. The Fair Housing Amendments Act of 1988 (the “FHAA”) requires apartment communities first occupied after March 13, 1991, to be accessible to the handicapped and prohibits housing discrimination based upon familial status. The Housing for Older Persons Act (“HOPA”) provides age-based discrimination exceptions for housing developments qualifying as housing for older persons. Non-compliance with ADA, FHAA or HOPA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. We believe our properties which are subject to ADA, FHAA and/or HOPA are substantially in compliance with their present requirements.

Compliance with these laws, rules and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition or ability to pay dividends. We do not believe our existing portfolio as of December 31, 2020 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

AVAILABLE INFORMATION

We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements and all amendments to these filings with the Securities and Exchange Commission (“SEC”). The public may read any materials filed by us with the SEC on the internet site maintained by the SEC at www.sec.gov. We also maintain an internet site at www.smftrust.com, which includes the reports and other documents we file with the SEC. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. This reference to our website is not intended to incorporate information found on the website into this filing.

ITEM 1A. RISK FACTORS

Risks Related to Sterling Real Estate Trust

Our results are dependent on amounts received from the leasing and resale of investments, which are subject to market and economic changes. If income is insufficient to meet our capital needs, our ability to carry out our business plans could be adversely affected.

Our purpose is to acquire and hold real estate investments as long-term investments. The primary income that will be generated by us will be the profits, if any, from the operation or holding of the real estate and upon the resale of the investments. If circumstances arise which cause an investment to become undesirable or remain at its current value or decrease in value, we may generate less income than anticipated.

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

●	The risk properties may not perform in accordance with expectations, including projected occupancy and rental rates;
●	The risk we may have underestimated the cost of improvements or repairs required to bring or keep an acquired property up to or at standards established for its intended use or its intended market position.

We may have to make expedited decisions on whether to invest in certain properties, including prior to receipt of detailed information.

We may be required to make expedited decisions in order to effectively compete for the acquisition of desirable properties and other assets. In such cases, our Advisor and Board of Trustees may not have access to detailed information regarding real estate investments at the time of making an investment decision to pay a non-refundable deposit and to proceed with an acquisition. In addition, the actual time period during which our Advisor will be allowed to conduct due diligence may be limited. Therefore, there can be no assurance our Advisor and Board of Trustees will have knowledge of all circumstances that may adversely affect an investment.

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

There are many factors that can affect the availability and timing of cash dividends to our shareholders and distributions to unitholders.  Dividends and distributions will be based principally on cash available from our real estate and other investments. The amount of cash available for dividends will be affected by many factors, such as our ability to acquire profitable real estate investments, successfully manage our real estate properties, our operating expenses and general economic conditions. We can give no assurance we will be able to pay or maintain dividends or distributions or that dividends or distributions will increase over time.

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

Our future success substantially depends on the active participation of James Wieland, one of our trustees, Kenneth Regan, Chief Executive Officer and a trustee, Joel Thomsen, President and Ryan Downs, Chief Investment Officer. Messrs. Wieland, Regan, Downs and Thomsen are also governors and owners of our Advisor. Messrs. Wieland, and Regan, have over 39 years of extensive experience each in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing, and through the Advisor, in locating desirable real estate investments and were serving as property manager, managing our properties. Losing the services of Messrs. Wieland, Regan, Thomsen or Downs could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us. See “Risks Related to Conflicts of Interest.”

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Sterling Management and service providers.   Our and Sterling Management’s processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

We are not required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.

So long as our shares of common stock are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisor, we do not have any executive compensation.

COVID-19 Impact

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. Several uncertainties continue to exist at this time including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the surge in COVID-19 cases in many states. While the Trust did not incur significant disruptions during the year ended December 31, 2020 from the COVID-19 pandemic, the effects of the ongoing COVID-19 pandemic could have material adverse effects on our business and results of operations so long as COVID-19 continues to impact the U.S. economy. The extent to which the economic disruption associated with the COVID-19 pandemic impacts our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.  During the year ended December 31, 2020, the Trust continued to monitor state and federal legislative actions and efforts regarding the eviction moratorium which affects almost all single-family and multifamily rental housing units. The Trust has seen several tenants complete the sworn statement certifying the qualifications to obtain eviction protection. The Trust is monitoring the collection rates on these tenants and, at this time is unable to predict the impact that COVID-19 and the eviction moratorium will have on its future financial condition, results of operations and cash flows due to numerous uncertainties.

During the year ended December 31, 2020, the Trust received certain rent relief requests as a result of COVID-19. These requests were received principally from office tenants and most often in the form of rent deferral requests. Few rental defaults have occurred to date and the Trust is pursuing legal remedies as to these amounts which are not material in the aggregate. The Trust will continue to evaluate any further tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, nor will the Trust forgo its contractual rights under its lease agreements.

Risks Related to Our Structure

Our shareholders may experience dilution if we or our operating partnership issues additional securities.

Our shareholders do not have preemptive rights to any shares issued by us in the future. If we sell or issue additional shares in the future to raise capital, pursuant to a dividend reinvestment plan or in exchange for limited partnership units pursuant to our operating partnership’s Limited Liability Limited Partnership Agreement (“LLLP Agreement”), our shareholders will experience dilution of their equity investment. In addition, if our operating partnership sells additional securities or issues additional securities in connection with a property acquisition transaction, we would, and indirectly our shareholders would, experience dilution in their equity position.

Our securityholders have limited control over our operation, and the Board of Trustees has the sole power to appoint and terminate the Advisor.

Our Board of Trustees has the authority to determine our major policies, including our policies regarding financing, growth, investment strategies, debt capitalization, REIT qualification, distribution, and to take certain actions including acquiring or disposing of real estate and real estate related investments, dividend declaration and the election or removal of the Advisor. Our securityholders do not have the right to remove the Advisor, but have the right to elect and remove trustees. Under the Amended Declaration of Trust, our trustees may not do the following without the approval of the holders of a majority of the outstanding common shares of beneficial interest:

●	Amend the Amended Declaration of Trust, except for amendments which do not adversely affect the rights, preference and privileges of shareholders;
●	Sell all or substantially all of our assets other than in the ordinary course of business or in connection with a liquidation and dissolution;
●	Conduct a merger or other reorganization of the trust; or
●	Dissolve or liquidate us.

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

Under our Third Amended and Restated Declaration of Trust, our Board of Trustees has the authority to establish more than one class or series of shares and to fix the relative preferences and rights regarding conversion, voting powers, restrictions, limitations as to dividends and other distributions, and terms or conditions of redemption of such different classes or series without shareholder approval. Thus, our Board could authorize the issuance of a class or series of shares with terms and conditions that could have priority as to dividends and amounts payable upon liquidation over the rights of the holders of our outstanding common shares of beneficial interest. Such class or series of shares could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our shares, even if it would be in the best interest of our shareholders.

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

There is no public trading market for our shares, nor do we expect one to develop, which may negatively impact our shareholders’ ability to sell their shares and the price at which shares may be sold.

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

The current estimated value of our common stock equals $20.00 per share. The methodology used by our Board to determine this value was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain and certain additional information. No formal valuation has been undertaken by us. Our valuation process involves a number of estimates, assumptions and subjective judgments that may not be accurate and complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles. A shareholder should not rely on the estimated value per share as being an accurate or precise measure of the then-current value of the shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest dividends by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

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

If we lose our REIT qualification, we will face income tax consequences that will reduce substantially our available cash for dividends and investments for each of the years involved because:

●	We would be subject to federal corporate income taxation on our taxable income, including any applicable alternative minimum tax, and could be subject to increased state and local taxes;
●	We would not be allowed a deduction for dividends paid to shareholders in computing our taxable income; and
●	Unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

Even if we continue to qualify as a REIT for federal income tax purposes, we may be subject to federal and state taxes on our income or property, including the following:

●	To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gains) to our shareholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income. In such situation, shareholders will be treated as having received the undistributed income and having paid the tax directly, but tax-exempt shareholders, such as charities or qualified pension plans, will receive no benefit from any deemed tax payments.
●	We may be subject to state and local taxes on our income or property, either directly or indirectly, because of the taxation of our operating partnership or of other entities through which we indirectly own our assets.
●	If we have net income from the sale of foreclosure property we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.
●	If we sell a property, other than foreclosure property, we hold primarily for sale to customers in the ordinary course of business, our gain will be subject to the 100% “prohibited transaction” tax.

●	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which the distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

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

To qualify as a REIT, our shares must be beneficially owned by 100 or more persons and no more than 50% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Currently, our Amended Declaration of Trust prohibits transfers of our shares that would result in: (1) our shares being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50% of our shares, applying broad attribution rules imposed by the federal income tax laws, or (3) before our shares qualify as a class of publicly-offered securities, 25% or more of our shares being owned by ERISA investors. If a shareholder acquires shares in excess of the ownership limits or in violation of the restrictions on transfer, we:

●	May consider the transfer to be void ab initio.
●	May not reflect the transaction on our books.
●	May institute legal action to enjoin the transaction.
●	May redeem such excess shares.
●	Automatically transfer any excess shares to a charitable trust for the benefit of a charitable beneficiary.

If such excess shares are transferred to a trust for the benefit of a charitable beneficiary, the charitable trustee shall sell the excess shares and the shareholder will be paid the net proceeds from the sale equal to the lesser of: (1) the price paid by the shareholder or the “market price” of our shares if no value was paid or (2) the price per share received by the charitable trustee.

If shares are acquired in violation of the ownership limits or the restrictions on transfer described above:

●	Transferee may lose its power to dispose of the shares; and
●	Transferee may incur a loss from the sale of such shares if the fair market price decreases.

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

We may have to sell assets from time to time to satisfy our REIT distribution requirements and other REIT requirements or for other purposes. The IRS may posit one or more asset sales may be “prohibited transactions.” If we are deemed to have engaged in a “prohibited transaction,” our gain from such sale would be subject to a 100% tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax, but we cannot assure you we will be able to qualify for the safe harbor. We will use reasonable efforts to avoid the 100% tax and we do not intend to hold assets in a manner to cause their dispositions to be treated as “prohibited transactions,” but we cannot assure you the IRS will not challenge our position, especially if we make frequent sales or sales of assets in which we have short holding periods. Payment of a 100% tax would adversely affect our results of operations.

Ordinary dividends payable by REITs generally are taxed at the higher ordinary income rate which could reduce the net cash received by shareholders.

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

There are special considerations that apply to investing in common shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts (IRAs), or Keogh plans. If you are investing the assets of any of the above in common shares, you should satisfy yourself:

●	Your investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Internal Revenue Code;
●	Your investment is made in accordance with the documents and instruments that govern the trust, plan or IRA, including any investment policy;
●	Your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
●	Your investment will not impair the liquidity of the trust, plan or IRA;
●	Your investment will not produce “unrelated business taxable income” for the trust, plan or IRA;
●	You will be able to value the assets of the trust, plan or IRA annually in accordance with ERISA requirements and applicable provisions of the trust, plan or IRA; and
●	Your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

Neither ordinary nor capital gain distributions with respect to our common shares nor gain from the sale of our common shares, in general, should constitute unrelated business taxable income to tax-exempt shareholders. The following, however, are some exceptions to this rule:

●	Under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our common shares may be treated as unrelated business taxable income if our common shares are held predominately by qualified employee pension trusts (which we do not expect to be the case);
●	Part of the income and gain recognized by a tax-exempt shareholder with respect to common shares would constitute unrelated business taxable income if the tax-exempt shareholder incurs debt to acquire the common shares; and
●	Part or all of the income or gain recognized with respect to our common shares held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

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

We depend on the Advisor’s key officers, employees and governors. However, none of these individuals have an employment agreement with the Advisor and the loss of any or all of such person’s services and the Advisor’s inability to find, or any delay in finding, replacements with equivalent skills and experience, could adversely impact our ability to successfully carry out our investment strategies and achieve our investment objectives.

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

Risks Related to Investments in Real Estate

Insufficient geographic diversity of our real estate investments could adversely affect our operating results if economic changes impact real estate markets where we own significant assets.

Geographic concentration of our properties may expose us to economic downturns in those areas where our properties are located. A recession in any area where we own several properties or interests in properties could adversely affect our ability to generate or increase operating revenues, locate and retain financially sound tenants or dispose of unproductive properties. In addition, it could have an adverse impact on our tenant’s ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Currently, the majority of our properties are located in North Dakota and Minnesota, and we hold several properties in Fargo, North Dakota and Moorhead, Minnesota. To the extent weak economic or real estate conditions affect North Dakota, Minnesota or other markets in which we own properties more severely than other areas of the country, our financial performance could be negatively impacted.

We may invest in and develop undeveloped real property, which requires us to pay expenses prior to receiving any income on the property.

We have the discretion to invest up to 10% of our total assets in undeveloped property. When we invest in undeveloped property, such property does not generate operating revenue while costs are incurred to develop the property and may generate other expenses including property taxes and insurance. In addition, construction and development of such properties may not be completed within budget or as scheduled and projected rental levels may not be achieved. In addition to the risks of real estate investments in general, an investment in undeveloped property is subject to additional risks, including the expense and delay which may be associated with rezoning the land for a higher use and the development and environmental concerns of governmental entities and/or community groups. Therefore, we will not generate income on such property until development is completed and we begin leasing the property.

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

We intend to hold real estate properties until such time as our Advisor determines a sale or other disposition appears to be advantageous or when our shareholders approve our termination and liquidation. Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our real estate properties on favorable terms. This may be a result of economic conditions, availability of financing, interest rates and other factors beyond our control. This may limit our ability to change our portfolio promptly in response to adverse changes in the performance of any such property or economic or market trends. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate investments by their nature are often difficult or time consuming to liquidate. In addition, federal tax laws imposing a 100% excise tax on gains from sales of certain types of property sales by a REIT (generally, property viewed as being purchased for resale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our shareholders. These restrictions could adversely affect our ability to achieve our investment objectives.

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

In the normal course of business, we use derivatives to manage our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances. At other times we may utilize derivatives to decrease our exposure to floating interest rates. There can be no assurance that these hedging arrangements will have the desired beneficial impact.  These arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them.  No strategy can completely insulate us from the risks associated with interest rate.

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

We have entered into a number of hedging transactions and may enter into additional such transactions. Hedging transactions could take a variety of forms, including interest rate swaps or cap agreements, options, futures contracts, forward rate agreements, or similar financial instruments. The REIT provisions of the Code substantially limit our ability to hedge liabilities. Because we conduct substantially all of our operations through our operating partnership, any income from a hedging transaction entered into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets will not constitute gross income to us for purposes of the 75% or 95% gross income test. As a result, we may be required to limit the operating partnership’s use of advantageous hedging techniques or to implement hedges through certain taxable corporations. This could increase the costs and risks of hedging activities. We intend to structure any hedging transaction in a manner that does not jeopardize our ability to qualify as a REIT.

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

Risks Related to Conflicts of Interest

We are subject to several conflicts of interest arising out of our relationships with our affiliates, including our Advisor and its affiliates.

There are conflicts of interest in our relationship with the Advisor and its affiliates and several trustees, which could adversely affect our operations and business operations.

We are subject to potential conflicts of interest arising out of our relationships with the Advisor, its affiliates and certain trustees. Conflicts of interest may arise among a trustee or the Advisor and its respective affiliates, on the one hand, and us and our shareholders, on the other hand. As a result of these conflicts, the trustee or Advisor may favor its own interests or the interests of its affiliates over the interest of our shareholders or operating partnership.

Division of Loyalty/Allocation of time and effort

Several of our officers and/or trustees serve as officers, governors, and owners of one or more entities (certain of which are affiliated with our Advisor or trustees), property managers, tenants of our properties, brokerage companies and other real estate entities owning real estate investments. As a result, these individuals owe duties to these other entities and their investors, which may conflict with the duties that they owe to us and our shareholders. Their loyalties to these other entities and investors could result in action or inaction detrimental to our business or result in conflicts relating to the allocation of their time and services, which could harm implementation of our business strategy and investment and leasing opportunities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

As of December 31, 2020, we owned 179 properties, containing approximately 10,328 apartment units and 1,642,000 square feet of leasable commercial space.

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

With the exception of single tenant buildings, the majority of our real estate investments are managed by a third party. Property management firms usually receive between 2% and 5% of gross rent collection for their services. Substantially all of our commercial revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. More than half of our existing commercial property leases as of December 31, 2020 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

The Trust’s 179 properties are located in 11 states, primarily in North Dakota and Minnesota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nebraska and Wisconsin. The residential and commercial portfolio of properties includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings as well as industrial properties. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota. Please see Notes 2 and 3 to the consolidated financials included in this report for more information.

As of December 31, 2020, approximately 74.4% (based on cost) of the properties were apartment communities located primarily in North Dakota and Minnesota with others located in Missouri and Nebraska. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases of less than a year.

As of December 31, 2020, approximately 25.6% (based on cost) of the properties were comprised of industrial, office, retail and medical commercial properties located primarily in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. Most commercial properties are leased to a variety of tenants under long-term leases.

The following table sets forth certain information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2020 (in thousands, except units or leasable sq. ft.).

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2020
32nd Avenue Office	Fargo, ND	2004	31,750	$4,356	100.00%
Amberwood	Grand Forks, ND	2016	95	4,081	96.85%
Applebee’s Neighborhood Bar & Grill	Bloomington, MN	2010	5,043	2,208	100.00%
Applebee’s Neighborhood Bar & Grill	Coon Rapids, MN	2010	5,576	2,442	100.00%
Applebee’s Neighborhood Bar & Grill	Savage, MN	2010	4,936	1,518	100.00%
Arbor	Bismarck, ND	2013	12	696	99.77%
Arbor II	Bismarck, ND	2013	12	700	97.76%
Arbor III	Bismarck, ND	2013	12	696	99.17%
Ashbury	Fargo, ND	2013 & 2016	61	4,139	97.39%
Auburn II	Fargo, ND	2007	24	1,111	98.65%
Autumn Ridge	Grand Forks, ND	2004	144	10,381	98.43%
Barrett Arms	Crookston, MN	2014	24	1,258	93.40%
Bayview	Fargo, ND	2007	100	5,760	96.00%
Becker Furniture	Waite Park, MN	2006	30,200	1,578	100.00%
Bell Plaza* (FKA Northland Plaza)	Bloomington, MN	2015	299,660	52,020	75.50%
Belmont	Bismarck, ND	2020	26	1,592	95.60%
Berkshire	Fargo, ND	2008	12	474	99.16%
Betty Ann	Fargo, ND	2009	24	1,012	91.10%
Biolife Plasma Center	Bismarck, ND	2008	11,671	2,881	100.00%
Biolife Plasma Center	Grand Forks, ND	2008	13,190	2,944	100.00%
Biolife Plasma Center	Janesville, WI	2008	12,225	2,388	100.00%
Biolife Plasma Center	Mankato, MN	2008	13,181	4,149	100.00%
Biolife Plasma Center	Marquette, MI	2008	11,737	3,215	100.00%
Biolife Plasma Center	Onalaska, WI	2008	12,180	2,531	100.00%
Biolife Plasma Center	Oshkosh, WI	2008	12,191	2,297	100.00%
Biolife Plasma Center	Sheboygan, WI	2008	13,230	2,654	100.00%
Biolife Plasma Center	Stevens Point, WI	2008	13,190	2,595	100.00%
Birchwood I	Fargo, ND	2017	18	468	99.13%
Birchwood II	Fargo, ND	2017	48	2,826	95.40%
Bradbury	Bismarck, ND	2018	96	6,057	94.14%
Bridgeport	Fargo, ND	2016	120	8,337	97.01%
Bristol Park	Grand Forks, ND	2016	80	5,742	94.82%
Brookfield	Fargo, ND	2008	72	2,620	95.82%
Cambridge (FKA 44th Street)	Fargo, ND	2013	42	2,479	95.06%
Candlelight	Fargo, ND	2012	66	2,031	93.63%
Carling Manor	Grand Forks, ND	2008	12	837	94.52%
Carlton Place	Fargo, ND	2008	213	8,874	97.61%

Carr	Fargo, ND	2017	18	874	99.20%
Cedars 4	Fargo, ND	2018	18	1,225	97.93%
Chandler 1802	Grand Forks, ND	2014	24	1,357	95.28%
Chandler 1834	Grand Forks, ND	2018	12	670	98.20%
Chandler 1866	Grand Forks, ND	2005	12	354	96.10%
Cherry Creek (FKA Village)	Grand Forks, ND	2008	35	1,865	96.78%
Cityside	Fargo, ND	2018	36	1,328	96.92%
Columbia Park Village	Grand Forks, ND	2020	12	648	90.86%
Columbia West	Grand Forks, ND	2008	70	4,435	95.21%
Country Club	Fargo, ND	2011	40	1,826	94.68%
Countryside	Fargo, ND	2011	24	932	98.76%
Courtyard	St. Louis Park, MN	2013	151	9,237	97.03%
Dairy Queen	Dickinson, ND	2012	2,811	1,330	100.00%
Dairy Queen	Moorhead, MN	2011	2,712	1,185	100.00%
Dairy Queen	Apple Valley, MN	2018	5,348	3,079	100.00%
Dakota Manor	Fargo, ND	2014	54	2,788	92.41%
Danbury	Fargo, ND	2007	135	7,550	97.46%
Dellwood Estates	Anoka, MN	2013	132	11,935	97.91%
Eagle Run	West Fargo, ND	2010	144	7,030	96.93%
Eagle Sky I	Bismarck, ND	2016	20	1,604	99.39%
Eagle Sky II	Bismarck, ND	2016	20	1,680	92.83%
East Bridge	Fargo, ND	2017	58	6,444	94.01%
Eastbrook	Bismarck, ND	2020	24	1,381	96.43%
Echo Manor	Hutchinson, MN	2014	30	1,183	99.24%
Eide Bailly Building***	Fargo, ND	2007	74,646	9,302	100.00%
Emerald Court	Fargo, ND	2008	24	1,124	90.42%
Essex	Fargo, ND	2017	18	928	97.66%
Evergreen Terrace	Omaha, NE	2020	144	8,636	97.36%
Fairview	Bismarck, ND	2008	84	5,436	96.78%
Family Dollar Store	Mandan, ND	2010	9,100	820	100.00%
First International Bank & Trust	Moorhead, MN	2011	3,510	1,014	100.00%
Flickertail	Fargo, ND	2008	180	7,793	95.36%
Forest Avenue	Fargo, ND	2013	20	815	99.31%
Four Points Office Building	Fargo, ND	2007	12,383	1,471	100.00%
Foxtail Creek Townhomes	Fargo, ND	2020	30	1,488	89.81%
Galleria III	Fargo, ND	2010	18	1,143	92.89%
Garden Grove	Bismarck, ND	2016	95	7,221	96.70%
Gate City Bank	Grand Forks, ND	2008	17,406	1,951	100.00%
Georgetown	Fridley, MN	2014	468	34,139	95.88%
Glen Pond	Eagan, MN	2011	528	44,184	91.64%
Goldmark Office Park	Fargo, ND	2007	124,613	24,143	94.42%
Grand Forks Marketplace**	Grand Forks, ND	2003	182,522	21,484	52.18%
Granger Court	Fargo, ND	2013	59	3,225	98.61%
Great American Insurance Building	Fargo, ND	2005	15,000	2,247	73.82%
Griffin Court	Moorhead, MN	2014	128	5,221	90.51%
Guardian Building Products	Fargo, ND	2012	100,600	3,754	100.00%
Hannifin	Bismarck, ND	2013	14	789	97.16%
Harrison Richfield	Grand Forks, ND	2007	140	7,907	96.75%
Hartford	Fargo, ND	2018	30	1,421	92.06%
Hawn	Fargo, ND	2020	48	2,557	95.51%
Highland Meadows	Bismarck, ND	2011	144	10,485	96.01%
Hunter’s Run I	Fargo, ND	2007	12	481	97.46%
Hunter’s Run II	Fargo, ND	2008	12	518	94.07%
Huntington	Fargo, ND	2015	10	435	99.89%
Islander	Fargo, ND	2011	24	1,208	90.15%
Jadestone	Fargo, ND	2017	18	895	92.53%
Kennedy	Fargo, ND	2013	12	813	97.59%
Library Lane	Grand Forks, ND	2007	60	3,002	92.32%
Madison (FKA Columbine)	Grand Forks, ND	2015	12	693	88.21%
Maple Ridge	Omaha, NE	2008	174	10,702	95.58%
Maplewood	Maplewood, MN	2014	240	16,757	97.62%
Maplewood Bend	Fargo, ND	2009 and 2010	182	7,469	92.56%
Martha Alice	Fargo, ND	2009	24	955	94.61%
Mayfair (FKA Colony Manor)	Grand Forks, ND	2008	24	1,319	94.07%
Midtown Plaza	Minot, ND	2004	17,808	1,347	87.49%
Monticello	Fargo, ND	2013	18	903	99.16%

Montreal Courts	Little Canada, MN	2013	444	30,391	97.20%
Morningside	Fargo, ND	2018	17	761	95.74%
Oak Court	Fargo, ND	2008	81	3,080	91.47%
Oakview Townhomes (FKA Arrowhead)	Grand Forks, ND	2017	82	5,931	98.60%
O'Reilly Auto Store	Mandan, ND	2010	6,300	679	100.00%
Pacific Park I	Fargo, ND	2013	30	999	94.47%
Pacific Park II	Fargo, ND	2013	39	1,089	94.38%
Pacific South	Fargo, ND	2013	15	553	91.13%
Park Circle	Fargo, ND	2017	18	937	97.29%
Parkview Arms	Bismarck, ND	2015	62	4,621	97.04%
Parkway Office (FKA Echelon Building)	Fargo, ND	2006	17,000	1,938	100.00%
Parkwest Gardens	West Fargo, ND	2014	142	8,196	94.44%
Parkwood	Fargo, ND	2008	40	1,389	94.21%
Pebble Creek	Bismarck, ND	2008	70	4,128	98.27%
Plumtree	Fargo, ND	2017	18	939	98.22%
Prairiewood Court I & II	Fargo, ND	2006 and 2007	60	2,387	95.74%
Prairiewood Meadows	Fargo, ND	2012	85	2,095	94.72%
Quail Creek	Springfield, MO	2015	164	10,332	94.33%
Redpath	White Bear Lake, MN	2016	25,817	4,017	100.00%
Regis Building	Edina, MN	2009	102,448	13,131	100.00%
Robinwood	Coon Rapids, MN	2014	120	8,357	98.12%
Rosedale Estates	Roseville, MN	2014	360	26,322	94.23%
Rosegate	Fargo, ND	2008	90	3,560	94.22%
Rosser	Bismarck, ND	2020	24	1,382	96.90%
Roughrider	Grand Forks, ND	2016	12	699	90.17%
Saddlebrook	West Fargo, ND	2008	60	1,804	93.91%
Sage Park (FKA Brighton Village)	New Brighton, MN	2014	240	17,727	97.76%
Sargent	Fargo, ND	2017	36	1,734	90.27%
Schrock	Fargo, ND	2013	18	752	97.76%
Sheridan Pointe	Fargo, ND	2013	48	2,907	97.66%
Sierra Ridge	Bismarck, ND	2006 and 2011	136	10,438	97.04%
Somerset	Fargo, ND	2008	75	4,027	97.23%
Southgate	Fargo, ND	2007	162	6,472	96.51%
Southview III	Grand Forks, ND	2011	18	738	86.54%
Southview Village	Fargo, ND	2007	72	3,162	92.89%
Spring	Fargo, ND	2013	25	1,036	88.96%
Stanford Court	Grand Forks, ND	2013	96	4,769	91.73%
Stonefield	Bismarck, ND	2014	192	32,097	98.36%
Stony Brook	Omaha, NE	2009	148	11,620	97.73%
Summerfield	Fargo, ND	2015	18	825	93.69%
Summit Point	Fargo, ND	2015	87	6,678	95.41%
Sunchase	Fargo, ND	2017	36	1,878	96.07%
Sunset Ridge	Bismarck, ND	2008 and 2010	180	13,826	97.20%
Sunview	Grand Forks, ND	2008	36	2,014	95.13%
Sunwood Estates	Fargo, ND	2007	81	4,332	96.43%
Terrace on the Green	Moorhead, MN	2012	116	3,768	85.56%
Thunder Creek	Fargo, ND	2018	57	5,009	90.30%
Titan Machinery	Bismarck, ND	2015	22,293	3,423	100.00%
Titan Machinery	Dickinson, ND	2012	17,760	1,790	100.00%
Titan Machinery	Fargo, ND	2012	29,800	3,336	100.00%
Titan Machinery	Marshall, MN	2011	67,600	5,081	100.00%
Titan Machinery	Minot, ND	2012	23,690	2,630	100.00%
Titan Machinery	North Platte, NE	2016	18,910	1,769	100.00%
Titan Machinery	Sioux City, IA	2013	36,332	4,567	100.00%
Trustmark	Fargo, ND	2020	45,755	7,336	-%
Twin Oaks	Hutchinson, MN	2014	80	4,442	98.87%
Twin Parks	Fargo, ND	2008	66	2,589	97.45%
Valley Homes Duplexes	Grand Forks, ND	2015	24	2,463	94.90%
Valley View	Golden Valley, MN	2014	72	7,626	99.32%
Village Park	Fargo, ND	2008	60	2,414	96.68%
Village West	Fargo, ND	2008	80	2,980	95.63%
Walgreens	Alexandria, LA	2009	14,560	4,296	100.00%
Walgreens	Batesville, AR	2009	14,820	7,616	100.00%
Walgreens	Denver, CO	2011	13,390	5,210	100.00%
Walgreens	Fayetteville, AR	2009	14,550	5,810	100.00%
Walgreens	Laurel, MS	2010	14,820	4,542	100.00%

Washington	Grand Forks, ND	2016	17	745	97.07%
Wells Fargo Building	Duluth, MN	2007	95,961	10,880	77.80%
West Oak	Fargo, ND	2017	18	820	94.61%
Westcourt	Fargo, ND	2014	64	3,583	92.32%
Westside	Hawley, MN	2010	14	507	95.24%
Westwind	Fargo, ND	2008	18	632	94.86%
Westwood Estates	Fargo, ND	2008	200	8,098	96.07%
Willow Park	Fargo, ND	2008	102	6,668	97.98%
Wolf Creek	Fargo, ND	2020	54	5,336	95.71%
Woodland Pines (FKA Fredericksburg)	Omaha, NE	2018	173	13,243	97.88%

* 70.00% ownership interest
** 66.67% ownership interest
*** 50.00% ownership interest

The following information applies to all of our operating properties:

●	We believe all of our properties are adequately covered by insurance and suitable for their intended purposes;
●	Our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and
●	Depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Geography

Of our 179 properties, 132 are located in North Dakota, with 86 being located in the greater Fargo, North Dakota and Moorhead, Minnesota metropolitan statistical area. The North Dakota region generated approximately 49.6% of our rental revenue for the year ended December 31, 2020.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of the year ended December 31, 2020 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$434,590	51.4%	$61,744	49.6%
Minnesota	311,043	36.8%	51,623	41.4%
Other	99,655	11.8%	11,249	9.0%
	$845,288	100.0%	$124,616	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, the 2021 estimated combined population of the Fargo, West Fargo and Moorhead metro area was 249,813 people.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2020:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	3.5%	3.5%	4.4%	14.8%	13.3%	11.1%	10.2%	8.4%	7.8%	6.9%	6.7%	6.7%
North Dakota (1)	2.3%	2.2%	2.0%	9.1%	9.1%	7.4%	6.6%	5.0%	4.4%	4.7%	4.5%	4.1%
(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Tenants

Our tenants are varied and consist of individuals and national, regional, and local businesses. Our commercial properties generally attract a mix of tenants. In 2020, 2019 and 2018, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, and medical. Within our office, retail and industrial properties, we have over 100 tenants who operate in numerous industries, including restaurants, pharmacy, medical, financing, banking, insurance, professional services, technology, wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one-year periods. The following table lists a summary, as of December 31, 2020, of lease expirations on non-residential properties scheduled to occur during each of the ten calendar years from 2021 to 2030 and thereafter, assuming that tenants exercise no renewal options or early termination rights.  Base rents do not include CAM (common area maintenance).

The table is based on leases on December 31, 2020 for our non-residential properties including our unconsolidated affiliates (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring	% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent	Base Rent
Month-to-Month	5	54,812	3.92%	$376	1.85%
2021	18	192,278	13.74%	1,455	7.15%
2022	19	213,924	15.29%	1,243	6.11%
2023	14	80,363	5.74%	748	3.68%
2024	11	47,363	3.39%	298	1.46%
2025	10	142,767	10.20%	772	3.79%
2026	3	134,180	9.59%	741	3.64%
2027	3	45,301	3.24%	366	1.80%
2028	8	113,389	8.10%	1,043	5.13%
2029	3	59,180	4.23%	683	3.36%
2030	12	132,752	9.49%	2,051	10.08%
Thereafter	11	182,819	13.07%	10,570	51.95%
Leased Total	117	1,399,128	100.00%	$20,346	100.00%

Mortgage Notes Secured by the Properties

On December 31, 2020, we had $423,111 in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2021	$30,040
2022	26,595
2023	49,886
2024	18,873
2025	50,489
Thereafter	247,228
$423,111

Acquisitions and Dispositions

We had nine acquisitions and three dispositions during the year ended December 31, 2020. There were no acquisitions or dispositions during the year ended December 31, 2019.

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

Shareholders and Unit Holders

As of March 29, 2021, we had 9,968,034, common shares of beneficial interests outstanding, held by a total of 1,054 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 29, 2021, there were approximately 18,246,421 limited partnership units of our operating partnership outstanding held by approximately 523 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest on a one-for-one exchange basis. The numbers of common shareholders and limited partners is based on the Company’s records.

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

	Dividends Per		Reinvested
2020 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.264688	$922	$1,686	$2,608	(a)
September 30	$0.264688	902	1,675	2,577
June 30	$0.264688	900	1,644	2,544
March 31	$0.264688	919	1,608	2,527
		$3,643	$6,613	$10,256

	Dividends Per		Reinvested
2019 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.261250	$880	$1,585	$2,465	(a)
September 30	$0.261250	881	1,554	2,435
June 30	$0.261250	849	1,558	2,407
March 31	$0.261250	818	1,556	2,374
		$3,428	$6,253	$9,681

(a)	Fourth quarter dividends paid on January 15th of the following year.

The Trust expects that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions or the Board determines other action prudent.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the year ended December 31, 2020.

Other Sales

During the year ended December 31, 2020, there were no limited partnership units of the operating partnership issued for common shares of the Trust.

During the year ended December 31, 2019, there were 1,475 limited partnership units or $28 exchanged for common shares on a one-for-one basis pursuant to redemption requests made by accredited investors.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the year ended December 31, 2020.

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2020	13,000	13,000	$18.25	1,250,000	846,000	$5,395
February 1-29, 2020	4,000	14,000	$18.25	1,254,000	860,000	$5,065
March 1-31, 2020	21,000	3,000	$18.25	1,275,000	863,000	$4,625
Total	38,000	30,000

April 1-30, 2020	53,000	5,000	$18.25	1,328,000	868,000	$3,582
May 1-31, 2020	4,000	7,000	$18.25	1,332,000	875,000	$3,376
June 1-30, 2020	—	—	$18.25	1,332,000	875,000	$8,376
Total	57,000	12,000

July 1-31, 2020	—	5,000	$18.25	1,332,000	880,000	$8,281
August 1-31, 2020	3,000	1,000	$18.25	1,335,000	881,000	$8,205
September 1-30, 2020	3,000	3,000	$18.25	1,338,000	884,000	$8,076
Total	6,000	9,000

October 1-31, 2020	5,000	9,000	$18.25	1,343,000	893,000	$7,822
November 1-30, 2020	21,000	5,000	$18.25	1,364,000	898,000	$7,349
December 1-31, 2020	—	1,000	$18.25	1,364,000	899,000	$7,325
Total	26,000	15,000

For the year ended December 31, 2020, the Trust redeemed all shares or units for which we received redemption requests.  In addition, for the year ended December 31, 2020, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $40,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of December 31, 2020 was $7,325. The redemption price for such shares and units redeemed under the plan was fixed at $18.25 per share or unit effective January 1, 2020. Subsequently the redemption price was increased to $19.00 effective January 1, 2021 and is the current redemption price.  The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the over the counter market. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

ITEM 6. SELECTED FINANCIAL DATA

None.

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

Executive Summary

Our real estate portfolio as of December 31, 2020 consists of 179 properties in 11 states. Our properties are primarily located in North Dakota, Minnesota, and Nebraska and contain 10,328 apartment units and approximately 1,642,000 square feet of leasable commercial space.  The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $684,713, which includes construction in progress. We had one held for sale property located in Waite Park, Minnesota with a net book value of $829 as of December 31, 2020. Our portfolio of properties currently includes a diversified mixture of multifamily, single and multi-tenant retail and office buildings.  The Trust’s current investment strategy is to focus on multifamily real estate properties located primarily in the central corridor of the contiguous forty-eight (48) states.  There is no current plan for the existing commercial properties (industrial, medical, office, and retail) in regard to retention or disposition.

Specific Achievements

●	Increased revenues from rental operations by $4,277 or 3.6% for the year ended December 31, 2020, compared to the year ended December 31, 2019.
●	Declared and paid dividends aggregating $1.059 per common share for the year ended December 31, 2020.
●	New and Renewal commercial lease values of $37,600 signed during the year ended December 31, 2020.
●	Nine properties with a book value of $28,336 were acquired during the year ended December 31, 2020.

Results of Operations for the Years Year Ended December 31, 2020 and 2019

	Year ended December 31, 2020			Year ended December 31, 2019
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$98,576	$26,040	$124,616	$94,763	$25,576	$120,339
Real Estate Expenses
Real Estate Taxes	9,790	2,708	12,498	9,372	2,706	12,078
Property Management	12,798	904	13,702	12,470	975	13,445
Utilities	8,099	1,022	9,121	8,198	1,174	9,372
Repairs and Maintenance	19,761	2,107	21,868	21,030	2,235	23,265
Insurance	2,238	142	2,380	2,684	92	2,776
Total Real Estate Expenses	52,686	6,883	59,569	53,754	7,182	60,936
Net Operating Income	$45,890	$19,157	65,047	$41,009	$18,394	59,403
Interest			17,097			18,282
Depreciation and amortization			21,214			21,495
Administration of REIT			4,217			4,112
Other income			(4,461)			(545)
Net Income			$26,980			$16,059

Net Income Attributed to:
Noncontrolling Interest			$17,575			$10,525
Sterling Real Estate Trust			$9,405			$5,534
Dividends per share (1)			$1.0588			$1.0450
Earnings per share			$0.9700			$0.6000
Weighted average number of common shares			9,694			9,268

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues totaled approximately $124,616 for the year ended December 31, 2020 which constituted an increase of approximately $4,277 or 3.6% compared to the same period in 2019. Residential property revenues increased approximately $3,813 and commercial property revenues increased approximately $464.

The following table illustrates the occupancy percentage for the periods ended indicated:

	December 31,	December 31,
	2020	2019
Residential occupancy	93.5%	93.7%
Commercial occupancy	91.6%	91.8%

Residential revenues for the year ended December 31, 2020 increased $3,813 or 4.0% in comparison to the same period in 2019.  Residential properties acquired since January 1, 2020 contributed approximately $2,339 to the increase in total residential revenues. The remaining increase is due to decreased rental incentives caused by increased renewals, general market rent increases at our stabilized properties as well as the increased income related to Ratio Utility Billing System (RUBS) Income in our Minneapolis, Minnesota market. Residential revenues comprised 79.1% of total revenues for the year ended December 31, 2020 compared to 78.7% of total revenues for the year ended December 31, 2019.  Residential economic occupancy year-over-year has remained comparable decreasing 0.2%, during the year ended December 31, 2020.

For the year ended December 31, 2020, total commercial revenues increased $464 or 1.8% in comparison to the same period in 2019. During the year ended December 31, 2020, we disposed of three commercial properties which account for $387 in decreased commercial rent. The decrease in gross potential rent because of the disposals is offset by $1,335 in lease buyout revenue relating to a disposal of a commercial property and decreased rental incentives of $205 related to an office building located in Minneapolis, Minnesota. The remaining difference in commercial revenues is related to common area maintenance estimates which decreased $665 for the year ended December 31, 2020 as compared to the same period in 2019. The common area maintenance estimates vary from year to year and are dependent on operational expenses on commercial properties.

Expenses

Residential expenses from operations of $52,686 during the year ended December 31, 2020 decreased $1,068 or 2.0% in comparison to the same period in 2019. The decrease was attributed to a decrease in repairs and maintenance expense of $1,269 or 6.0% as well as decreased utilities expense of $99 or 1.2%. These known decreases are offset by increased real estate taxes of $418 or 4.5% and property management expenses of $328 or 2.6%. Actual property management fees remained unchanged and continue to approximate 5% of net collected rents. The main reason for the increases in real estate taxes and property management expenses is related to eight residential property acquisitions during the year ended December 31, 2020, which accounts for $177 and $334 of the increase, respectively. The primary driver of decreased operational expenses, specifically related to repairs and maintenance expense, is due to the COVID-19 pandemic causing residential lease renewal rates to increase approximately 1.8% as compared to the same period in 2019. As residents choose to remain in their current apartment units, preventing general maintenance and unit upgrades to be performed, there is potential a portion of the decrease in repairs and maintenance is deferred and will be realized as the COVID-19 pandemic passes, and the units become available to be upgraded.

Commercial expenses from operations of $6,883 during the year ended December 31, 2020 decreased $299 or 4.2% in comparison to the same period in 2019.  The decrease in overall expenses is attributed to the COVID-19 pandemic, causing shelter-in-place orders in many locations where our commercial properties are located, resulting in decreased repairs and maintenance expenses of $128 or 5.7%. Decreased utility expense of $152 or 12.9% in comparison to the same period in 2019, also attributed to the overall decrease.

Interest expense of $17,097 during the year ended December 31, 2020 decreased $1,185 or 6.5% in comparison to the same period in 2019. Pay offs of higher interest rate loans during 2020, decreased the overall weighted average interest rate on our consolidated mortgage debt by 30 basis points. The lower consolidated mortgage rate decreased total interest paid on mortgages by $689 as compared to the same period in 2019, bringing mortgage interest expense as a percentage of income to 13.7% versus 15.2% in 2019. Additionally, interest expense on construction in progress, also contributed to the decrease in interest expense. Interest expense for construction in progress is classified as a contra-expense account, offsetting interest expense by $517.

Depreciation and amortization expense of $21,214 during the year ended December 31, 2020 decreased $281 or 1.3% in comparison to the same period in 2019. The decrease is primarily due to the write off of certain lease intangibles at an office building location in Minneapolis, Minnesota. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the year ended December 31, 2020 and 2019 was relatively consistent at 17.0% and 17.9%, respectively.

Other income of $4,461 for the year ended December 31, 2020 increased $3,916 or 718.5% in comparison to the same period in 2019. Realized gains of $3,383 on the sale of three commercial properties during the year ended December 31, 2020 is the primary factor of the increase as compared to the same period in 2019. Additionally, during the year ended December 31, 2020, we recognized gains from involuntary conversion of $360, relating to the finalization of a 2017 hail claim in Omaha, Nebraska. During the year ended December 31, 2019, net losses included an amount resulting from the evaluation of a commercial property in Fargo, North Dakota, where it was determined that the future economic benefit of a portion of the property was non-recoverable. As such, during the year ended December 31, 2019, we experienced a loss on involuntary conversion of $816 due to the partial demolition of that property, netting to total gain on involuntary conversion of $516 for the same period.

REIT administration expenses of $4,217 for the year ended December 31, 2020 increased $105 or 2.6% in comparison to the same period in 2019. The increase is attributable to an increase of REIT advisory fees paid.

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

Net Income

Net income for the year ended December 31, 2020 was $26,980 compared to $16,059 for the year ended December 31, 2019. The increase is due to the explanation noted above which includes decreased operational expense in part, caused by COVID-19, decreased interest expense due to debt refinancing, and gains on sale of real estate properties.

Results of Operations for the Years Ended December 31, 2019 and 2018

	Year ended December 31, 2019			Year ended December 31, 2018
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$94,763	$25,576	$120,339	$89,783	$26,268	$116,051
Real Estate Expenses
Real Estate Taxes	9,372	2,706	12,078	8,870	2,754	11,624
Property Management	12,470	975	13,445	11,761	904	12,665
Utilities	8,198	1,174	9,372	7,746	1,460	9,206
Repairs and Maintenance	21,030	2,235	23,265	18,533	2,141	20,674
Insurance	2,684	92	2,776	2,138	98	2,236
Total Real Estate Expenses	53,754	7,182	60,936	49,048	7,357	56,405
Net Operating Income	$41,009	$18,394	59,403	$40,735	$18,911	59,646
Interest			18,282			18,329
Depreciation and amortization			21,495			21,350
Administration of REIT			4,112			4,100
Loss on lease terminations			—			(22)
Other income			(545)			(6,089)
Net Income			$16,059			$21,978

Net Income Attributed to:
Noncontrolling Interest			$10,525			$14,604
Sterling Real Estate Trust			$5,534			$7,374
Dividends per share (1)			$1.0450			$1.0175
Earnings per share			$0.6000			$0.8400
Weighted average number of common shares			9,268			8,791

(1)Does not take into consideration the amounts distributed by the operating partnership to limited partners.

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

Depreciation and amortization expense of $21,495 during the year ended December 31, 2019 increased $145 or 0.7% in comparison to the same period in 2018. The increase was primarily due to normal increases in monthly amortization expense.

Other income (expense) of $545 for the year ended December 31, 2019 decreased $5,544 or 91% in comparison to the same period in 2018.  The decrease was primarily attributed to disposition activity in the prior period that did not occur in the current period. In addition, during the year ended December 31, 2018 we recognized a gain on involuntary conversion of $1,467 and a gain on sale of real estate investments of $3,715, where no such capital transactions occurred during the year ended December 31, 2019. Furthermore, during the year ended December 31, 2019, we incurred an $816 loss on involuntary conversion due to the evaluation and analysis of a commercial property in Fargo, ND, where the future economic benefit of a portion of the property was determined to be non-recoverable. Based on the facts and circumstances surrounding the demolition, we will not be recognizing insurance proceeds related to the loss.

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

COVID-19 Impact

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. A number of uncertainties continue to exist at this time including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the surge in COVID-19 cases in many states. While the Trust did not incur significant disruptions during the year ended December 31, 2020 from the COVID-19 pandemic, the effects of the ongoing COVID-19 pandemic could have material adverse effects on our business and results of operations so long as COVID-19 continues to impact the U.S. economy. The extent to which the economic disruption associated with the COVID-19 pandemic impacts our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.  In particular, during the year ended December 31, 2020, the Trust continued to monitor state and federal legislative actions and efforts in regard to the eviction moratorium which affects almost all single-family and multifamily rental housing units. The Trust has seen a number of tenants complete the sworn statement certifying the qualifications to obtain eviction protection. The Trust is monitoring the collection rates on these tenants and, at this time is unable to predict the impact that COVID-19 and the eviction moratorium will have on its future financial condition, results of operations and cash flows due to numerous uncertainties.

During the year ended December 31, 2020, the Trust received certain rent relief requests as a result of COVID-19. These requests were received principally from office tenants and most often in the form of rent deferral requests. Few rental defaults have occurred to date and the Trust is pursuing legal remedies as to these amounts which are not material in the aggregate. The Trust will continue to evaluate any further tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, nor will the Trust forgo its contractual rights under its lease agreements.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the year ended December 31, 2020

During the year ended December 31, 2020, we acquired nine properties for a total of $29,775. This was completed through issuing approximately 535,000 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of approximately $10,293, 1031 tax-deferred exchange funds of $5,658, new loans of $3,225, assumed liabilities $6,193, and cash of $4,406.

We disposed of three commercial properties during the year ended December 31, 2020. The Trust disposed of an office building in Bismarck, North Dakota for $7,000, a retail property located in Apple Valley, Minnesota for $3,670 and an office building in St. Cloud, Minnesota for $2,050.

Property Acquisitions and Dispositions during the year ended December 31, 2019

During the year ended December 31, 2019, there were no acquisitions or dispositions. During 2019, market saw an increase in investors, driving up overall acquisition prices, thus lowering capitalization rates below the target thresholds set by the Board.

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

See Notes 17 and 18 to the Consolidated Financial Statements included herein for more information regarding our acquisitions and dispositions during the years ended December 31, 2020, 2019 and 2018.

Construction in Progress and Development Projects

Construction in progress as of December 31, 2020 consists primarily of construction associated with the Goldmark Office Park building located in Fargo, North Dakota, common area updates at Bell Plaza located in Minneapolis, Minnesota, the Montreal Courts Apartments located in Little Canada, Minnesota and the Bayview Apartments located in Fargo, North Dakota. The Goldmark Office Park consists of three commercial office buildings. Current expectations are that the projects which include building renovations, tenant improvements, and common area upgrades, are to be completed in phases with estimated completion in the first quarter of 2021. The current project budget is approximately $4,882 of which $4,812 has been incurred and is included in construction in progress. The Bell Plaza Atrium remodel includes upgrades to the building’s lobby, common area conference rooms, restrooms, and updated HVAC and thermostats throughout the building. Current expectations are that the project will be completed in the first quarter of 2021 and the current project budget approximates $1,500 of which $1,312 has been incurred and included in construction in progress. The Montreal Courts development consists of a new clubhouse. Current expectations are that the project will be completed in the first quarter of 2021 and the current project budget approximates $1,963 of which $1,900 has been incurred and is included in construction in progress. The Bayview Apartments development consists of new windows and siding. Current expectations are that the project will be completed in the first quarter of 2021 and the current project budget approximates $1,501 of which $1,432 has been incurred and is included in construction in progress.

During the year ended December 31, 2020, the operating partnership invested in three joint ventures, which are developing apartment complexes in Savage, Maple Grove and Rogers, Minnesota.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the years ended December 31, 2020, 2019, and 2018, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Year ended December 31, 2020			Year ended December 31, 2019			Year ended December 31, 2018
		Weighted Avg	Per		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$9,405	9,694	$0.97	$5,534	9,268	$0.60	$7,374	8,791	$0.84

Add back:
Noncontrolling Interest - OPU	17,645	18,187		10,647	17,831		14,768	17,607
Depreciation & Amortization from continuing operations	21,214			21,495			21,350
Pro rata share of unconsolidated affiliate depreciation & amortization	380			378			377
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(3,383)			—			(3,715)
Funds from operations applicable to common shares and limited partnership units (FFO)	$45,261	27,881	$1.62	$38,054	27,099	$1.40	$40,154	26,398	$1.52

(1)	Please see Note 10 and Note 12 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO is calculated on a per share and unit basis.

Liquidity and Capital Resources

Our principal demands for funds will be for the: (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends/distributions, (iv) payment of principal and interest on current and any future outstanding indebtedness, (v) redemptions of our securities under our redemption plans and (vi) capital improvements and property related expenditures. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and any repurchase requests from our shareholders and the unit holders of our operating partnership from cash flow from operations; however, we may use other sources to fund dividends/distributions and repurchases, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from cash flow from operations, net proceeds of share offerings and debt proceeds.

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

Lease Expirations and Occupancy

There is 192 square feet of commercial space, relating to 18 leases scheduled to expire in the next twelve months. One commercial lease is considered material which is an office building located in Edina, Minnesota. The Advisor, with the assistance of our property managers, actively manage our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term. In the cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.

Cash Flow Analysis

Our objectives are to generate sufficient cash flow over time to provide shareholders with increasing dividends and to seek investments with potential for strong returns and capital appreciation throughout varying economic cycles. We have funded 100% of dividends paid with operating cash flows. In setting a dividend rate, we focus primarily on expected returns from investments we have already made to assess the sustainability of a particular dividend rate over time.

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Net cash flows provided by operating activities	$44,647	$41,326
Net cash flows used in investing activities	$(29,978)	$(19,373)
Net cash flows used in financing activities	$(4,416)	$(34,636)

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

Net cash provided by operating activities was $44,647 and $41,326 for the years ended December 31, 2020 and 2019, respectively, which consists primarily of net income from property operations, gains on sale of real estate investments, decreased liabilities, and adjustment for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $29,978 and $19,373 for the years ended the years ended December 31, 2020 and 2019, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the years ended December 31, 2020 and 2019, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $41,200 and $15,445, respectively. During the year ended December 31, 2020, a note receivable of $363 bearing a 6.5% interest rate, payable over five years was issued as well as two notes receivable equaling $400 bearing a 6% interest rate payable over three years. In addition, during the years ended December 31, 2020 and 2019, proceeds of $1,288 and $2,596 were received from involuntary conversions, respectively. During the year ended December 31, 2020, proceeds of $12,502 were generated from the sale of three commercial properties. No properties were acquired or disposed of during the year ended December 31, 2019.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $4,416 and $34,636 for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we paid $22,738 in dividends and distributions, redeemed $3,537 of shares and units, received $37,860 from new mortgage notes payable, and made mortgage principal payments of $18,463. For the year ended December 31, 2019, we paid $21,872 in dividends and distributions, redeemed $2,023 of shares and units, made mortgage principal payments of $28,388, and issued $15,087 in new financing.

Dividends

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2020 to December 31, 2020 totaling $10,256 or $1.059 per share, of which $3,643 was cash dividends and $6,613 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $44,647 from our cash flows from operations and $422 provided by distributions from unconsolidated affiliates.

We declared cash dividends to our shareholders during the period from January 1, 2019 to December 31, 2019 totaling $9,681 or $1.045 per share, of which $3,426 was cash dividends and $6,253 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $41,326 from our cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Cash flows provided by operations (includes net income of $26,980 and $16,059, respectively)	$44,647	$41,326
Distributions in excess of earnings received from unconsolidated affiliates	422	126
Gain (Loss) on sales of real estate and non-real estate investments	3,383	—
Dividends declared	(10,256)	(9,681)
Excess	$38,196	$31,771

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2020, we declared quarterly distributions totaling $19,322 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, and October 15, 2020 and January 15, 2021. Distributions were paid at a rate of $0.26469 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the year ended December 31, 2019, we declared quarterly distributions totaling $18,627 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, October 15, 2019 and January 15, 2020. Distributions were paid at a rate of $0.26125 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends

For the year ended December 31, 2020, we paid aggregate dividends of $10,113, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $45,261, therefore, our management believes our distribution policy is sustainable over time. For the year ended December 31, 2019, we paid aggregate dividends of $9,495 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $38,054 for the year ended December 31, 2019. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At December 31, 2020, our cash resources consisted of cash and cash equivalents totaling approximately $11,716. Our cash reserves can be used for working capital needs and other commitments.  In addition, we had unencumbered properties with a gross book value of $47,624, which could potentially be used as collateral to secure additional financing in future periods.

At December 31, 2020, there was no balance outstanding on the lines of credit totaling $28,215. Of the $28,215 available as of December 31, 2020, one variable rate line of credit secured two letters of credit totaling $746, leaving $27,469 available and unused under the agreements. See Note 6 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the year ended December 31, 2020, we did not sell any common shares in private placements. During the year ended December 31, 2020, we issued 356,000 and 187,000 common shares under the dividend reinvestment plan and optional share purchases, respectively which raised gross proceeds of $10,101. During the year ended December 31, 2019, we did not sell any common shares in private placements. During the year ended December 31, 2019, we issued 342,000 and 173,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively which raised gross proceeds of $9,438.

At December 31, 2020, our restricted deposits of $15,919 consisted of lenders’ escrows and funds restricted through lender or other agreements. Included in this amount is $6,994 of 1031 exchange escrow funds.

During the year ended December 31, 2020, we issued limited partnership units valued at approximately $10,293 in connection with seven of our nine property acquisitions.

During the year ended December 31, 2019, no partnership units were issued in relation to property acquisitions.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under our debt obligations as of December 31, 2020.

	Payments Due by Year (in thousands)
	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt (a):
Fixed rate (b)	$30,040	$26,595	$49,886	$18,873	$50,489	$247,228	$423,111
Interest (c)	16,597	15,452	14,277	12,345	10,875	31,241	100,787
Special assessments	40	41	39	41	36	452	649
	$46,677	$42,088	$64,202	$31,259	$61,400	$278,921	$524,547

(a)	Amounts exclude capitalized loan fees of $1,833, net of accumulated amortization, as of December 31, 2020. Fixed rate amounts for each year include scheduled principal amortization payments.
(b)	Included in fixed rate debt is $43,613 of variable rate mortgage debts that have been swapped to fixed rate mortgage debts maturing in December 2027 through June 2030.
(c)	Represents expected interest payments on our consolidated debt obligations as of December 31, 2020.

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

As of December 31, 2020, most of our commercial leases require tenants to reimburse us for a share of our operating expenses. As a result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the year-ended December 31, 2020, inflation did not have a material impact on our revenues or net income.

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

Business Interruption Proceeds

In the Trust’s normal course of business, we periodically receive insurance recoveries for business interruption. The Trust received insurance recoveries for business interruption of $999 and $838 during the years ended December 31, 2020 and 2019, respectively. When insurance proceeds are received, they are reflected in the statement of operations as real estate rental income.

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

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the Trust shares in 2020 and 2019.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in 2020 and 2019.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information. The fair value was not determined based on, nor intended to comply with, fair value standards under US GAAP and the value may not be indicative of the price we would get for selling our assets in their condition.

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

There have been no material changes in our Significant Accounting Policies as disclosed in Note 2 to our consolidated financial statements for the year ended December 31, 2020 included elsewhere in this report.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recent Developments

Common Share Dividends. On January 15, 2021, we paid a dividend or distribution of $0.26469 per share on our common shares of beneficial interest, to common shareholders and limited unit holders of record on December 31, 2020. All future dividends remain subject to the discretion of our Board of Trustees.

Share and Unit Price Increase. The Board of Trustees approved an increase in the common share price from $19.25 per share to $20.00 per share effective January 1, 2021.

Financing: On January 28, 2021 we obtained new financing on a commercial property for $2,031.

Sterling Management Development: Effective January 1, 2021, Alloy Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and Goldmark Property Management. In connection with this restructuring transaction, the indirect ownership structure and percentages of the new entity remain materially consistent with that of the Advisor prior to January 1, 2021. Ms. Chaffee, our Chief Financial Officer, acquired a less than 1% ownership interest in Alloy in connection with the transactions. The Chief Financial Officer, Chief Investment Officer and General Counsel of the Trust also serve as the Chief Financial Officer, Chief Investment Officer and General Counsel of Alloy Enterprises, Inc.

Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal material financial market risk to which we are exposed is interest-rate risk.  Our exposure to market risk for changes in interest rates relates primarily to refinancing long-term fixed rate obligations, the opportunity cost of fixed rate obligations in a changing interest rate environment and our variable rate lines of credit.

The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2020 for each of the next five years and thereafter and the weighted average interest rates by year.

	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
Fixed and variable rate debt:
Mortgage notes payable (a)	$30,040	$26,595	$49,886	$18,873	$50,489	$247,228	$423,111

Weighted average interest rate on debt:
Fixed and variable rate debt
Mortgage notes payable (a)	4.10%	4.16%	4.36%	4.12%	3.52%	3.99%	4.01%

(a)	Amounts exclude capitalized loan fees of $1,833, net of accumulated amortization, as of December 31, 2020. Fixed rate amounts for each year include scheduled principal amortization payments.

The table incorporates only those interest rate exposures that existed as of December 31, 2020. It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements included in this Annual Report are listed in Item 15 and begin immediately after the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Sterling Real Estate Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Sterling Real Estate Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, and solely because of the material weaknesses in internal control over financial reporting described below, Sterling Real Estate Trust’s Chief Executive Officer and Chief Financial Officer have concluded that Sterling Real Estate Trust’s disclosure controls and procedures were not effective.

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
ii.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that our receipts and expenditures are being made only in accordance with authorization of our management and trustees; and
iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Based on the results of our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2020. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, that creates a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis. Management has concluded that the following material weakness existed at December 31, 2020.

In the normal course of business, the Trust uses derivatives to manage the exposure to interest rate volatility on debt instruments. During 2020, the Trust entered and designated seven interest rate swap contracts as cash flow hedges. During the review of the Trust’s internal controls over financial reporting, it was noted that at hedge inception, Management prepared a hedge designation memo documenting the hedging relationship and how hedge effectiveness would be measured on a quarterly basis. That memo documented that the Trust would utilize the shortcut method under ASC 815-20-25. The shortcut method was not available because each interest-bearing liability (the hedged debt) was prepayable which precluded the use of that method under ASC 815-20-25-104(e).

Internal controls surrounding management’s review of the appropriate documentation were designed assuming that Management utilized the hypothetical derivative method rather than the short-cut method and failed to identify the drafting error in the internal documentation of the method used to test the effectiveness of the hedging relationship. In addition to the above material weakness, the contemporaneous documentation and fair value hedge effectiveness requirements of ASC 815 were not applied appropriately for the hedging relationships at inception. As a result, hedge accounting was inappropriately applied to the designated hedges at inception.

The remediation plan related the material weakness in our internal control over financial reporting with respect to accounting for derivatives transactions has been implemented as of the date of filing. The remedial actions include:

i.	Improved training, education and accounting reviews designed to ensure that all relevant personnel involved in derivative transactions understand and apply hedge accounting in compliance with generally accepted accounting principles, including ASC 815 and its related interpretations.
ii.	Enlisting the use of a third-party specialist for any new hedging relationship entered into subsequent to the date of the financial statements being issued, to evaluate the effectiveness of the hedging relationship at the inception of each hedge.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before April 30, 2021.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2020 and 2019

Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

Real Estate and Accumulated Depreciation (Schedule III)

(a)(3) Exhibits

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2020 AND 2019,

AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY AND CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2020, 2019 AND 2018,

INCLUDING NOTES

and

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, the Audit Committee, and the Board of Directors of Sterling Real Estate Trust:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Real Estate Trust (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and other comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, at the end of each reporting period, the Company evaluates whether impairment indicators exist for any properties held. Impairment indicators include, but are not limited to a substantial decline or continued low occupancy rate, continued difficulty in leasing space, significant financially troubled tenants, a change in plan to sell a property prior to the end of its useful life or holding period, a significant decrease in market price not in line with general market trends, and any other quantitative or qualitative events or factors deemed significant by the Company’s management or Board of Trustees.

If indicators are present, an undiscounted cash flow analysis is performed on the identified properties and compared to the carrying amount. The estimation of future undiscounted cash flows requires significant assumptions including, but not limited to, vacancy rates, rental rates, lease terms, credit quality of tenants, holding period, property location, capital expenditures, lease origination costs, selling prices, projected cash flows from disposition of a property, capitalization rates, and discount rates. If the future undiscounted cash flows are less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount.

These factors and assumptions used by management in the impairment analysis are highly affected by future economic conditions and therefore involve a high degree of subjectivity. We identified the Company's consideration of impairment to be a critical audit matter because of the significance of the assumptions made to evaluate whether events or changes in circumstances have occurred that indicate the carrying amounts of investment properties may not be recoverable.

How We Addressed the Matter in Our Audit

We obtained an understanding and evaluated the design and implementation of controls over management's periodic assessment of impairment which include identification of impairment indicators and completeness and accuracy of data.

We evaluated management's impairment analysis of long-lived assets by performing audit procedures that included, among others, evaluating the indicators of impairment identified by management and comparing the underlying data used within the analyses to actual results for completeness and accuracy. Where undiscounted cash flow calculations were required, we compared the significant assumptions used to independent expectations based on current economic and market conditions. We also tested the accuracy of the historical and contractual future amounts used to develop future cash flows and potential scenarios.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2013.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

Chicago, Illinois

March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$119,088	$114,666
Building and improvements	712,560	676,228
Construction in progress	13,640	11,134
Real estate investments	845,288	802,028
Less accumulated depreciation	(160,575)	(146,316)
Real estate investments, net	684,713	655,712
Cash and cash equivalents	11,716	9,002
Restricted deposits	15,919	8,380
Investment in unconsolidated affiliates	9,659	7,915
Notes receivable	2,026	1,300
Assets held for sale	831	—
Lease intangible assets, less accumulated amortization of $15,019 in 2020 and $15,558 in 2019	7,367	9,133
Other assets, net	10,798	8,244

Total Assets	$743,029	$699,686

LIABILITIES
Mortgage notes payable, net	$421,278	$393,164
Dividends payable	7,447	7,118
Tenant security deposits payable	4,908	4,439
Lease intangible liabilities, less accumulated amortization of $1,963 in 2020 and $1,881 in 2019	994	1,207
Liabilities related to assets held for sale	5	—
Accrued expenses and other liabilities	16,869	14,711
Total Liabilities	451,501	420,639

COMMITMENTS and CONTINGENCIES - Note 16

SHAREHOLDERS' EQUITY
Beneficial interest	109,366	102,373
Noncontrolling interest
Operating partnership	181,621	174,221
Partially owned properties	2,346	2,416
Accumulated other comprehensive (loss) income	(1,805)	37
Total Shareholders' Equity	291,528	279,047

	$743,029	$699,686

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

	Year Ended
	December 31,
	2020	2019	2018

	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$124,616	$120,339	$109,933
Tenant reimbursements	—	—	6,118
	124,616	120,339	116,051
Expenses
Expenses from rental operations
Operating expenses, excluding real estate taxes	47,071	48,858	44,781
Real estate taxes	12,498	12,078	11,624
Depreciation and amortization	21,214	21,495	21,350
Interest	17,097	18,282	18,329
Gain on lease terminations	—	—	(22)
	97,880	100,713	96,062
Administration of REIT	4,217	4,112	4,100
Total expenses	102,097	104,825	100,162
Income from operations	22,519	15,514	15,889

Other income
Equity in income of unconsolidated affiliates	263	759	634
Other income	455	301	273
Gain on sale of real estate and non-real estate investments	3,383	—	3,715
Gain/(loss) on involuntary conversion	360	(515)	1,467
	4,461	545	6,089
Net income	$26,980	$16,059	$21,978
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	17,645	10,647	14,768
Partially owned properties	(70)	(122)	(164)
Net income attributable to Sterling Real Estate Trust	$9,405	$5,534	$7,374

Net income per common share, basic and diluted	$0.97	$0.60	$0.84

Comprehensive income:
Net income	$26,980	$16,059	$21,978
Other comprehensive (loss) gain - change in fair value of interest rate swaps	(1,842)	67	35
Comprehensive income	25,138	16,126	22,013
Comprehensive income attributable to noncontrolling interest	16,373	10,569	14,628
Comprehensive income attributable to Sterling Real Estate Trust	$8,765	$5,557	$7,385

Weighted average Common Shares outstanding	9,694	9,268	8,791

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2017	8,488	$113,995	$(23,179)	$90,816	$179,844	$3,180	$(65)	$273,775
Shares issued under trustee compensation plan	3	57	—	57	—	—	—	57
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	7,819	—	—	7,819
Shares/units redeemed	(75)	(1,315)	—	(1,315)	(1,116)	—	—	(2,431)
Dividends declared	—	—	(8,936)	(8,936)	(17,955)	—	—	(26,891)
Dividends reinvested - stock dividend	325	5,711	—	5,711	—	—	—	5,711
Issuance of shares under optional purchase plan	226	4,176	—	4,176	—	—	—	4,176
Change in fair value of interest rate swaps	—	—	—	—	—	—	35	35
Distributions paid to consolidated real estate entity noncontrolling interests	—	—	—	—	—	(478)	—	(478)
Net income	—	—	7,374	7,374	14,768	(164)	—	21,978
BALANCE AT DECEMBER 31, 2018	8,967	$122,624	$(24,741)	$97,883	$183,360	$2,538	$(30)	$283,751
Shares issued pursuant to trustee compensation plan	3	62	—	62	—	—	—	62
Shares/units redeemed	(50)	(891)	—	(891)	(1,132)	—	—	(2,023)
Dividends declared	—	—	(9,681)	(9,681)	(18,626)	—	—	(28,307)
Dividends reinvested - stock dividend	342	6,145	—	6,145	—	—	—	6,145
Issuance of shares under optional purchase plan	173	3,293	—	3,293	—	—	—	3,293
UPREIT units converted to REIT common shares	1	28	—	28	(28)	—	—	—
Change in fair value of interest rate swaps	—	—	—	—	—	—	67	67
Net income	—	—	5,534	5,534	10,647	(122)	—	16,059
BALANCE AT DECEMBER 31, 2019	9,436	$131,261	$(28,888)	$102,373	$174,221	$2,416	$37	$279,047
Shares issued pursuant to trustee compensation plan	3	64	—	64	—	—	—	64
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	10,293	—	—	10,293
Shares/units redeemed	(127)	(2,321)	—	(2,321)	(1,216)	—	—	(3,537)
Dividends declared	—	—	(10,256)	(10,256)	(19,322)	—	—	(29,578)
Dividends reinvested - stock dividend	356	6,511	—	6,511	—	—	—	6,511
Issuance of shares under optional purchase plan	187	3,590	—	3,590	—	—	—	3,590
Change in fair value of interest rate swaps	—	—	—	—	—	—	(1,842)	(1,842)
Net income	—	—	9,405	9,405	17,645	(70)	—	26,980
BALANCE AT DECEMBER 31, 2020	9,855	$139,105	$(29,739)	$109,366	$181,621	$2,346	$(1,805)	$291,528

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018

	Year Ended
	December 31,
	2020	2019	2018

	(in thousands)
OPERATING ACTIVITIES
Net income	$26,980	$16,059	$21,978
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate investments	(3,383)	—	(3,715)
(Loss)/Gain on involuntary conversion	(360)	515	(1,467)
Equity in income of unconsolidated affiliates	(263)	(759)	(634)
Distributions of earnings of unconsolidated affiliates	361	759	634
Allowance for uncollectible accounts receivable	540	203	560
Depreciation	19,770	19,644	19,165
Amortization	1,418	1,805	2,127
Amortization of debt issuance costs	634	636	708
Effects on operating cash flows due to changes in
Other assets	(219)	(234)	(2,980)
Tenant security deposits payable	328	153	85
Accrued expenses and other liabilities	(1,159)	2,545	1,961
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,647	41,326	38,422
INVESTING ACTIVITIES
Purchase of real estate investment properties	(10,064)	—	(20,419)
Capital expenditures and tenant improvements	(31,136)	(15,445)	(10,273)
Proceeds from sale of real estate investments and non-real estate investments	12,502	—	12,482
Proceeds from involuntary conversion	1,288	2,596	1,112
Investment in unconsolidated affiliates	(2,264)	(5,350)	(81)
Distributions in excess of earnings received from unconsolidated affiliates	422	126	162
Notes receivable issued, net of payments received	(726)	(1,300)	—
NET CASH USED IN INVESTING ACTIVITIES	(29,978)	(19,373)	(17,017)
FINANCING ACTIVITIES
Payments for financing, debt issuance and lease costs	(530)	(136)	(707)
Payments on investment certificates and subordinated debt	(100)	—	(50)
Principal payments on special assessments payable	(498)	(597)	(284)
Proceeds from issuance of mortgage notes payable and subordinated debt	67,950	15,087	23,728
Principal payments on mortgage notes payable	(48,553)	(28,388)	(15,060)
Advances on lines of credit	30,964	—	3,811
Payments on lines of credit	(30,964)	—	(3,811)
Proceeds from issuance of shares under optional purchase plan	3,590	3,293	4,176
Shares/units redeemed	(3,537)	(2,023)	(2,431)
Dividends/distributions paid	(22,738)	(21,872)	(21,265)
NET CASH USED IN FINANCING ACTIVITIES	(4,416)	(34,636)	(11,893)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	10,253	(12,683)	9,512
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF YEAR	17,382	30,065	20,553
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF YEAR	$27,635	$17,382	$30,065

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF YEAR
Cash and cash equivalents	$11,716	$9,002	$21,212
Restricted deposits	15,919	8,380	8,853
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF YEAR	$27,635	$17,382	$30,065

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020, 2019 and 2018 (Continued)

	Year Ended
	December 31,
	2020	2019	2018

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$16,491	$17,684	$17,575

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$6,511	$6,145	$5,711
Dividends declared and not paid	2,608	2,465	2,281
UPREIT distributions declared and not paid	4,838	4,653	4,547
UPREIT units converted to REIT common shares	—	28	—
Shares issued pursuant to trustee compensation plan	64	62	57
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	10,293	—	7,819
Increase in land improvements due to increase in special assessments payable	231	639	447
Unrealized (loss) gain on interest rate swaps	(1,842)	67	35
Acquisition of assets with new financing	3,225	—	—
Acquisition of assets through assumption of debt and liabilities	6,193	—	2,680
Capitalized interest and real estate taxes related to construction in progress	644	138	—

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

Note 1 – Organization

Sterling Real Estate Trust, d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of December 31, 2020 and 2019, Sterling owned approximately 35.03% and 34.63%, respectively, of the operating partnership.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies and partially-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Principal Business Activity

Sterling currently owns directly and indirectly, 179 properties.  The Trust’s 133 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 46 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, and medical properties.  The Trust’s mix of properties is 74.4% residential and 25.6% commercial (based on cost) with a total carrying value of $684,713 at December 31, 2020. The Trust has one property held for sale located in Waite Park, Minnesota at December 31, 2020.  The carrying value of assets held for sale at December 31, 2020 is $829. Currently our focus is

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

limited to multifamily apartment properties.  We currently have no plans with respect to our commercial properties. We will consider unsolicited offers for purchase of commercial properties on a case by case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	112	6,378
	Minnesota	16	3,147
	Missouri	1	164
	Nebraska	4	639
		133	10,328

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	13	668,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		46	1,642,000

Concentration of Credit Risk

Our cash balances are maintained in various bank deposit accounts. The bank deposit amounts in these accounts may exceed federally insured limits at various times throughout the year.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Real Estate Investments

Real estate investments are recorded at cost less accumulated depreciation.  Ordinary repairs and maintenance are expensed as incurred.

The Trust allocates the purchase price of each acquired investment property accounted for as an asset acquisition based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease intangibles, (iv) acquired above and below market lease intangibles, and (v) assumed financing that is determined to be above or below market, if any. Transaction costs related to acquisitions are accounted for as asset acquisitions and capitalized as a cost of the property under the guidance of ASU 2017-01.

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

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

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

The portion of the purchase price allocated to acquire in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Trust incurred amortization expense pertaining to acquired in-place lease value intangibles of $1,234, $1,629 and $2,021 for the years ended December 31, 2020, 2019 and 2018, respectively.

The portion of the purchase price allocated to acquire above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $186, $214 and $222 for the years ended December 31, 2020, 2019 and 2018, respectively, was recorded as a reduction to income from rental operations. Amortization pertaining to below market lease intangibles of $212, $261 and $280 for the years ended December 31, 2020, 2019 and 2018, respectively, was recorded as an increase to income from rental operations.

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

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 totaled $19,770, $19,644 and $19,165 respectively.

The Trust’s real estate investments are reviewed for potential impairment at the end of each reporting period whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Trust separately determines whether impairment indicators exist for each property.

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

If the presence of one or more impairment indicators as described above is identified at the end of the reporting period or throughout the year with respect to a real estate investment, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows.  A real estate investment is considered to be impaired when the estimated future undiscounted cash flows are

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

less than its current carrying value.  When performing a test for recoverability or estimating the fair value of an impaired real estate investment, the Trust makes complex or subjective assumptions which include, but are not limited to:

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of real estate investments.  There were no impairment losses during the years ended December 31, 2020, 2019 and 2018.

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

The Trust had one property held for sale as of December 31, 2020. There were no properties held for sale as of December 31, 2019.  See Note 17.

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

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

Construction in progress as of December 31, 2020 consists primarily of construction associated with the Goldmark Office Park building located in Fargo, North Dakota, common area updates at Bell Plaza located in Minneapolis, Minnesota, the Montreal Courts Apartments located in Little Canada, Minnesota and the Bayview Apartments located in Fargo, North Dakota. The Goldmark Office Park consists of three commercial office buildings. Current expectations for the projects, which include building renovations and common area upgrades, are to be completed in phases with estimated completion in the first quarter of 2021. The current project budget is approximately $4,882 of which $4,812 has been incurred and is included in construction in progress. The Bell Plaza Atrium remodel includes upgrades to the building’s lobby, common area conference rooms, restrooms, and updated HVAC and thermostats throughout the building. Current expectations are that the project will be completed in the first quarter of 2021 and the current project budget approximates $1,500 of which $1,312 has been incurred and included in construction in progress. The Montreal Courts development consists of a new clubhouse. Current expectations are that the project will be completed in the first quarter of 2021 and the current project budget approximates $1,963 of which $1,900 has been incurred and is included in construction in progress. The Bayview Apartments development consists of new windows and siding. Current expectations are that the project will be completed in the first quarter of 2021 and the current project budget approximates $1,501 of which $1,432 has been incurred and is included in construction in progress.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings, contributions and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2020, 2019 and 2018.

We use the equity method to account for investments that qualify as variable interest entities where we are not the primary beneficiary and entities that we do not control or where we do not own a majority of the economic interest but have the ability to exercise significant influence over the operations and financial policies of the investee, and entities where the Trust has joint control and other attributes.  We will also use the equity method for investments that do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810.  For a joint venture accounted for under the equity method, our share of net earnings and losses is reflected in income when earned and distributions are credited against our investment in the joint venture as received.

In determining whether an investment in a limited liability company or tenant in common arrangement is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns. As of December 31, 2020, our tenant in common arrangements do not qualify as variable interest entities and do not meet the control requirements for consolidation, as defined in ASC 810. As of December 31, 2020, our investment in the joint ventures do not qualify as variable interest entities, as they do not meet the control requirements for consolidation or significant influence requirements, as defined in ASC 810, and do meet the definition of joint ventures.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2020 and 2019, the unconsolidated affiliates held total assets of $66,112 and $31,261 and mortgage notes payable of $41,559 and  $16,690, respectively.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at December 31, 2020 and 2019 of $10,036 and $10,264, respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2020 and 2019 of $6,232 and $6,426 respectively. The Company is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a limited liability company that is currently developing a 190-unit multifamily property. As of December 31, 2020, the operating partnership has contributed $3,401 in cash to SE Savage. SE Savage holds land located in Savage, Minnesota, with total assets of $27,014 and $5,464 as of December 31, 2020 and 2019, respectively. Current expectations are that the project will be completed in the fourth quarter of 2021 and the current project budget approximates $37,800 of which $23,200 has been incurred as of December 31, 2020. The Company is jointly and severally liable for the full mortgage balance of $19,436 as of December 31, 2020.

The operating partnership owns a 60% interest in a limited liability company that intends to develop a 160-unit multifamily property. As of December 31, 2020, the operating partnership has contributed $2,975 in cash to SE Maple Grove. SE Maple Grove holds land located in Maple Grove, Minnesota, with total assets of $13,106 and $3,455 as of December 31, 2020 and 2019, respectively. Current expectations are that the project will be completed in the second quarter of 2022 and the current project budget approximates $33,000 of which $9,600 has been incurred as of December 31, 2020. The Company is jointly and severally liable for the full mortgage balance of $5,710 as of December 31, 2020.

The operating partnership owns a 60% interest in a limited liability company that intends to develop a 165-unit multifamily property. As of December 31, 2020, the operating partnership has contributed $999 in cash to SE Rogers. SE Rogers holds land located in Rogers, Minnesota, with total assets of $4,161 as of December 31, 2020. Current expectations are that the project will be completed in the second quarter of 2022 and the current project budget approximates $34,300 of which $3,300 has been incurred as of December 31, 2020. The Company is jointly and severally liable for the full mortgage balance, which had no balance as of December 31, 2020.

Receivables

Receivables consist primarily of amounts due for rent and tenant charges. Accounts receivable are carried at original amounts billed. The operating partnership reviews collectability of charges under its tenant operating leases on a quarterly basis. In the event that collectability is deemed not probable for any tenant charges, beginning with the adoption of ASC 842 as of January 1, 2019, the operating partnership recognizes an adjustment to rental income. Prior to adoption of ASC 842, the Company recognized a provision for uncollectible amounts or a direct write-off of the specific rent receivable. Receivables are included in Other assets in the accompanying consolidated balance sheets.

Notes receivable are issued periodically and are secured and interest bearing.

Accounts receivable are included in Other assets in the accompaning consolidated balances sheets.

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

DECEMBER 31, 2020, 2019 AND 2018

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

Financing and lease costs are included in other assets in the accompanying consolidated balance sheets.

Debt Issuance Costs

We amortize external debt issuance costs related to notes and mortgage notes using the effective interest rate method, over the estimated life of the related debt. We record debt issuance costs net of amortization, on our consolidated balance sheets as an offset to their related debt. We record debt issuance costs related to revolving lines of credit as financing fees, regardless of whether a balance on the line of credit is outstanding. We record the amortization of all debt issuance costs as interest expense.

Lease Intangibles

Lease intangibles are a purchase price allocation recorded on property acquisition. The lease intangibles represent the estimated value of in-place leases and the value of leases with above or below market lease terms. Lease intangibles are amortized over the term of the related lease.

The carrying amount of intangible assets is regularly reviewed for indicators of impairments in value. Impairment is recognized only if the carrying amount of the intangible asset is considered unrecoverable from its undiscounted cash flows and is measured as the difference between the carrying amount and the estimated fair value of the asset. Based on the review, management determined no impairment charges were necessary for the years ended December 31, 2020, 2019 and 2018.

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

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

Federal Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code, as amended. A REIT calculates taxable income like other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. REIT shareholders are taxed on REIT distributions similar to corporate distributions.

A summary of the tax characterization of the dividends paid to shareholders of the Company’s common stock for the years ended December 31, 2020, 2019 and 2018 follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%	Dividend	%
	2020	2020	2019	2019	2018	2018
Tax status
Ordinary income	$0.8994	84.95%	$0.8791	84.12%	$0.7258	71.33%
Capital gain	—	—%	0.0048	0.46%	—	—%
Return of capital	0.1593	15.05%	0.1611	15.42%	0.2917	28.67%
	$1.0587	100.00%	$1.0450	100.00%	$1.0175	100.00%

We intend to continue to qualify as a REIT and, provided we maintain such status, will not be taxed on the portion of the income that is distributed to shareholders. In addition, we intend to distribute all our taxable income; therefore, no provisions or liabilities for income taxes have been recorded in the consolidated financial statements.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2020 and 2019 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2017.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of December 31, 2020, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

As of December 31, 2020, we derived 79.1% of our revenues from residential leases that are generally for terms of one-year or less. The residential leases may include lease income related to such items as parking, storage and non-refundable deposits that we treat as a single lease component because amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2020, we derived 20.9% of our revenues from commercial leases primarily under long-term lease agreements.  Substantially all commercial leases contain fixed escalations, or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

We recognize variable income from pass-through expenses on an accrual basis over the periods in which the expenses were incurred. Pass-through expenses are comprised of real estate taxes, operating expenses and common area maintenance costs which are reimbursed by tenants in accordance with specific allowable costs per tenant lease agreements. When we pay pass-through expenses, subject to reimbursement by the tenant, they are included within operating expenses, excluding real estate taxes, and reimbursements are included within “real estate rental income” along with the associated base rent in the accompanying consolidated financial statements.

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment decreased revenue by $93 and $44 for the years ended December 31, 2020 and 2019 and increased revenue by $99 for the year ended December 31, 2018. The straight-line receivable balance included in other assets on the consolidated balance sheets as of the years ended December 31, 2020 and 2019 was $3,012 and $3,331 respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which are immaterial, are recognized in the subsequent year.

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

Lease income related to the Trust’s operating leases is comprised of the following:

	Year ended December 31, 2020
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$95,162	$20,609	$115,771
Lease income related to variable lease payments	—	5,412	5,412
Other (a)	(721)	(125)	(846)
Lease Income (b)	$94,441	$25,896	$120,337

(a)	For the year ended December 31, 2020, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the year ended December 31, 2020 of $4,279, which is accounted for under the revenue recognition standard.

	Year ended December 31, 2019
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$91,930	$19,578	$111,508
Lease income related to variable lease payments	—	6,077	6,077
Other (c)	(934)	(176)	(1,110)
Lease Income (d)	$90,996	$25,479	$116,475

(c)	For the year ended December 31, 2019, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(d)	Excludes other rental income for the year ended December 31, 2019 of $3,864, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2020, non-cancelable commercial operating leases provide for future minimum rental income as follows (in thousands). Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2021	$16,068
2022	13,991
2023	12,688
2024	11,950
2025	11,527
Thereafter	50,660
$116,884

Business Interruption Proceeds

In the Trust’s normal course of business, we periodically receive insurance recoveries for business interruption. The Trust received insurance recoveries for business interruption of $903 and $879 during the years ended December 31, 2020 and 2019, respectively.  When insurance proceeds are received, they are reflected in the statement of operations as real estate rental income, in the period they are received.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of December 31, 2020, 2019 and 2018 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the years ended December 31, 2020, 2019 and 2018, Sterling’s denominators for the basic and diluted earnings per common share were approximately 9,694,000, 9,268,000, and 8,791,000, respectively.

Insurance Policies and Claims Liabilities

The Trust maintains business insurance programs with deductible limits, which cover property, business automobile and general liability claims. Dependent on the program maintained, the Trust may accrue estimated losses using a reserve for known claims and estimates based on historical loss experience. The calculations used to estimate potential property claim reserves are based on numerous assumptions, some of which are subjective. The Trust will adjust its property claim reserves, if necessary, in the event future loss experience differs from historical loss patterns. As of December 31, 2020, claims liability relating to total known claims was $280. There were no unreported claims as of December 31, 2020. As of December 31, 2019, claims liability was $204, which is included in other liabilities on the consolidated balance sheets.

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

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

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

NOTE 3 – segment reporting

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multifamily properties. Our commercial properties include retail, office, industrial, and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and certain general and administrative expenses.  The accounting policies of each segment are consistent with those described in Note 2 of this report.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended December 31, 2020, 2019 and 2018, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements for the years ended December 31, 2020 and 2019.

	Year ended December 31, 2020			Year ended December 31, 2019			Year ended December 31, 2018
	Residential	Commercial	Total	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)			(in thousands)
Income from rental operations	$98,576	$26,040	$124,616	$94,763	$25,576	$120,339	$89,783	$26,268	$116,051
Expenses from rental operations	52,686	6,883	59,569	53,754	7,182	60,936	49,048	7,357	56,405
Net operating income	$45,890	$19,157	$65,047	$41,009	$18,394	$59,403	$40,735	$18,911	$59,646
Depreciation and amortization			21,214			21,495			21,350
Interest			17,097			18,282			18,329
Administration of REIT			4,217			4,112			4,100
Gain on lease terminations			—			—			(22)
Other income			(4,461)			(545)			(6,089)
Net income			$26,980			$16,059			$21,978

Segment Assets and Accumulated Depreciation

As of December 31, 2020	Residential	Commercial	Total

	(in thousands)
Real estate investments	$647,083	$198,205	$845,288
Accumulated depreciation	(118,363)	(42,212)	(160,575)
	$528,720	$155,993	684,713
Cash and cash equivalents			11,716
Restricted deposits and funded reserves			15,919
Investment in unconsolidated affiliates			9,659
Note receivable			2,026
Assets held for sale			831
Intangible assets, less accumulated amortization			7,367
Other assets, net			10,798
Total Assets			$743,029

As of December 31, 2019	Residential	Commercial	Total

	(in thousands)
Real estate investments	$605,813	$196,215	$802,028
Accumulated depreciation	(104,170)	(42,146)	(146,316)
	$501,643	$154,069	655,712
Cash and cash equivalents			9,002
Restricted deposits and funded reserves			8,380
Investment in unconsolidated affiliates			7,915
Note receivable			1,300
Intangible assets, less accumulated amortization			9,133
Other assets, net			8,244
Total Assets			$699,686

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

NOTE 4 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	At December 31,
	2020	2019

	(in thousands)
Tenant security deposits	$4,730	$4,325
Real estate tax and insurance escrows	2,058	2,058
Replacement reserves	2,137	1,997
Other restricted escrows	6,994	—
	$15,919	$8,380

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

Other Restricted Escrows

Other restricted escrows consist of proceeds received on the disposal of a commercial building located in Bismarck, North Dakota. The proceeds are required to be held as restricted funds under Section 1031 of the Internal Revenue Code (like-kind exchange).

NOTE 5 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of December 31, 2020	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$19,768	$(13,727)	$6,041
Above-market leases	2,618	(1,292)	1,326
	$22,386	$(15,019)	$7,367
Lease Intangible Liabilities
Below-market leases	$(2,957)	$1,963	$(994)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

	Lease	Accumulated	Lease
As of December 31, 2019	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$21,480	$(14,051)	$7,429
Above-market leases	3,211	(1,507)	1,704
	$24,691	$(15,558)	$9,133
Lease Intangible Liabilities
Below-market leases	$(3,088)	$1,881	$(1,207)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2021	$1,121	$184
2022	987	164
2023	849	151
2024	849	151
2025	849	151
Thereafter	2,712	193
	$7,367	$994

The weighted average amortization period for the intangible assets (in-place leases, above-market leases) and intangible liabilities (below-market leases) acquired as of December 31, 2020 was 6.7 years.

NOTE 6 – LINES OF CREDIT

We have a $18,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2021; a $4,915 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires in June 2022; and a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022. The lines of credit are secured by properties in Duluth, Edina, and Moorhead, Minnesota, and Dickinson, Grand Forks and Fargo, North Dakota. At December 31, 2020, the $4,915 variable rate line of credit with Bremer Bank secured two letters of credit totaling $746, leaving $27,469 available and unused under the agreements.  These operating lines are designed to enhance treasury management activities and more effectively manage cash balances.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage, debt to net worth ratios, and debt yield ratios.  As of December 31, 2020, one property was out of compliance. An annual waiver was received from the lender. As of December 31, 2019, three residential properties were out of compliance with Bremer’s debt service coverage ratio requirement on an individual property basis.  An annual waiver was received from the lender.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

NOTE 7 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	December 31,	December 31,
	2020	2019

	(in thousands)
Fixed rate mortgage notes payable (a)	$415,665	$395,038
Variable rate mortgage notes payable	7,446	-
Mortgage notes payable	423,111	395,038
Less unamortized debt issuance costs	1,833	1,874
	$421,278	$393,164
(a)	Includes $43,613 and $12,960 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, we had 114 fixed rate and two variable rate mortgage loans with effective interest rates ranging from 2.14% to 6.85% per annum, and a weighted average effective interest rate of 4.03% per annum on fixed rate loans and 2.28% per annum on variable rate loans.

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2020, four loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs, bad debts and increased vacancies in the North Dakota and Minnesota markets. The loans were secured by properties located in Bismarck and Fargo, North Dakota, and Crookston, Minnesota with a total outstanding balance of $6,496. Annual waivers have been received from the lenders on $5,425 of the loan out of compliance. Annual waivers were not received from one lender on a loan with an aggregate balance of $1,071. As of December 31, 2019, ten loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs, bad debts and increased vacancies in the North Dakota markets. The loans were secured by properties located in Bismarck, Fargo and Grand Forks, North Dakota with a total outstanding balance of $16,361 at December 31, 2019. Annual waivers have been received from the lenders on $10,435 of the loans out of compliance. Annual waivers were not received from one lender on loans with an aggregate balance of $5,926. Subsequently, the loans were paid off.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2021	$30,040
2022	26,595
2023	49,886
2024	18,873
2025	50,489
Thereafter	247,228
Total payments	$423,111

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

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

As of December 31, 2020, the Trust used nine interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive (loss) income” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Trust estimates that an additional $373 will be reclassified as an increase to interest expense.

The following table summarizes the Trust’s interest rate swaps as of December 31, 2020, which effectively convert one-month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,977	3.15%	November 1, 2029
November 1, 2019	$4,848	3.28%	November 1, 2029
January 10, 2020	$3,150	3.39%	January 10, 2030
June 11, 2020	$1,579	3.07%	June 15, 2030
June 11, 2020	$3,060	3.07%	June 15, 2030
June 15, 2020	$1,712	2.94%	June 15, 2030
June 15, 2020	$4,530	2.94%	June 15, 2030
July 1, 2020	$4,957	2.79%	June 10, 2030
December 2, 2020	$12,800	2.91%	December 2, 2027

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Interest rate swaps	9	3	$43,613	$12,960

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 9 to the consolidated financial statements.

	Derivatives
Derivatives designated as	December 31, 2020		December 31, 2019
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$—	Other assets, net	$58
Interest rate swaps	Accrued expenses and other liabilities	$1,805	Accrued expenses and other liabilities	$21

The carrying amount of the swaps have been adjusted to their fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting an asset and liability for the fair value of the future net payments forecasted under the swap.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income. The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive (loss) income for the years ended December 31, 2020 and 2019:

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from	Amount of (Gain)/Loss
Derivatives in	Recognized in Other	Accumulated other	Reclassified from
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	AOCI into Income
Relationships	on Derivatives	(AOCI) into Income	Year Ended
	2020		2020
Interest rate swaps	$1,842	Interest expense	$242
	2019		2019
Interest rate swaps	$(67)	Interest expense	$28

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties that contain a provision whereby if the Trust defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the
Trust could also be declared in default on its corresponding derivative obligation. As of December 31, 2020, the termination value of derivatives in a liability position was $1,805. As of December 31, 2020, the Trust has pledged the properties related to the loans which are hedged as collateral.

NOTE 9 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2020		December 31, 2019
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Note receivable	$2,026	$2,117	$1,300	$1,389
Derivative assets	$—	$—	$58	$58

Financial liabilities:
Mortgage notes payable, net	$421,278	$443,100	$393,164	$415,183
Derivative liabilities	$1,805	$1,805	$21	$21

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

DECEMBER 31, 2020, 2019 AND 2018

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

	Level 1	Level 2	Level 3		Total

	(in thousands)
December 31, 2020
Derivative liabilities	$—	$1,805		$—	$1,805
December 31, 2019
Derivative assets	$—	$58	$		$58
Derivative liabilities	$—	$21		$—	$21

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

Although the Trust has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2020 and 2019, the Trust has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Trust has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Trust has considered any applicable credit enhancements. The Trust’s derivative instruments are further described in Note 8.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2020
Mortgage notes payable, net	$—	$—	$443,100	$443,100
Note receivable	$—	$—	$2,117	$2,117
December 31, 2019
Mortgage notes payable, net	$—	$—	$415,183	$415,183
Note receivable	$—	$—	$1,389	$1,389

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

Mortgage notes payable:  The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. Judgment is used in determining the appropriate rate for each of the Trust’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 3.25% to 3.35% and from 3.75% to 3.80% for December 31, 2020 and 2019, respectively. The fair value of the Trust’s matured mortgage notes payable were determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value.  The Trust’s mortgage notes payable are further described in Note 7.

Notes receivable. The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. Judgment is used in determining the appropriate rate for each of the Trust’s individual notes based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying collateral. The rates used range from 3.25% to 3.35% and from 3.75% to 3.80% for December 31, 2020 and 2019, respectively.  The Trust’s notes receivable are further described in Note 2.

NOTE 10 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2020 and 2019, outstanding limited partnership units totaled 18,279,000 and 17,811,000, respectively. Total aggregate distributions per unit for the years ended December 31, 2020, 2019 and 2018 were $1.0587, $1.0450, and $1.0175, respectively. The operating partnership declared fourth quarter distributions of $4,838 and $4,653, to limited partners payable in January 2021 and 2020, respectively.

During the year ended December 31, 2020, there were no limited partnership units of the operating partnership exchanged for common shares of the trust. During the year ended December 31, 2019, there were 1,000 limited partnership units of the operating partnership exchanged for 1,000 common shares of the Trust, pursuant to redemption requests.  The aggregate value of these transactions was $28.  During the year ended December 31, 2018, there were no limited partnership units of the operating partnership exchanged for common shares of the trust.

At the sole and absolute discretion of the limited partnership, and so long as our redemption plans exist, and applicable holding periods are met, Limited Partners may request the operating partnership to redeem their limited partnership units.  The operating partnership may choose to offer the Limited Partner: (i) cash for the redemption or, at the request of the Limited Partner, (ii) offer shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share (the “Exchange Request”).  The Exchange Request shall be exercised pursuant to a Notice of Exchange.  If the issuance of Sterling common shares pursuant to an Exchange Request will cause the shareholder to exceed the ownership limitations, among other reasons, payment will be made to the Limited Partner in cash.  No Limited Partner may exercise an Exchange Request more than twice during any calendar year, and Exchange Requests may not be made for less than 1,000 limited partnership units.  If a Limited Partner owns fewer than 1,000 limited partnership units, all of the limited partnership units held by the Limited Partner must be exchanged pursuant to the Exchange Request.

NOTE 11 – REDEMPTION PLANS

Our Board of Trustees has approved redemption plans that enable our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans.

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $40,000 worth of securities. As of December 31, 2020, there were $7,325 worth of securities left to be redeemed under the redemption plan. Currently, the fixed redemption price is $19.00 per share or unit under the plans which price became effective January 1, 2021.  Prior to January 1, 2021, the redemption price was $18.25 per share or unit under the plan.  Prior to January 1, 2020, the redemption price was $18.00 per share or unit under the plan.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

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

During the years ended December 31, 2020, 2019 and 2018, the Company redeemed 127,000, 50,000 and 75,000 common shares valued at $2,321, $891 and $1,315, respectively.  In addition, during the years ended December 31, 2020, 2019 and 2018, the Company redeemed 66,000, 64,000 and 64,000 units valued at $1,216, $1,132 and $1,116, respectively.

NOTE 12 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of December 31, 2020 and 2019, there were 9,855,000 and 9,436,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $1.0588 per share, $1.0450 per share and $1.0175 per share for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 13 – DIVIDEND REINVESTMENT PLAN

Our Board of Trustees approved a dividend reinvestment plan to provide existing holders of our common shares with a convenient method to purchase additional common shares without payment of brokerage commissions, fees or service charges. On July 20, 2012, we registered with the Securities Exchange Commission 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on July 20, 2012. On July 11, 2017, we registered with the Securities Exchange Commission an additional 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on July 11, 2017. On November 3, 2020, we registered with the Securities Exchange Commission an additional 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on November 3, 2020.

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

The estimated value per common share was $19.25 and $19.00 at December 31, 2020 and 2019, respectively. See discussion of determination of estimated value in Note 18.

Therefore, the purchase price per common share for dividend reinvestments was $18.29 and $18.05 and for additional optional cash purchases was $19.25 and $19.00 at December 31, 2020 and 2019, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten-day notice to participants.

In the year ended December 31, 2020, 356,000 shares were issued pursuant to dividend reinvestments and 187,000 shares were issued pursuant to additional optional cash purchases under the plan.  In the year ended December 31, 2019, 342,000 shares were issued pursuant to dividend reinvestments and 173,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2018, 325,000 shares were issued pursuant to dividend reinvestments and 226,000 shares were issued pursuant to additional optional cash purchases under the plan.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

NOTE 14 – RELATED PARTY TRANSACTIONS

Property Management Fee

During the years ended December 31, 2020, 2019 and 2018, we paid property management fees to GOLDMARK Property Management in an amount equal to approximately 5% of rents of the properties managed. GOLDMARK Property Management is owned in part by Kenneth Regan, James Wieland and Joel Thomsen. For the years ended December 31, 2020, 2019 and 2018, we paid management fees, on-site staff costs, and other miscellaneous fees required to run the properties of $12,796, $12,486, and  $11,827 respectively, to GOLDMARK Property Management. In addition, during the years ended December 31, 2020, 2019 and 2018, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $6,549, $6,076 and $5,217, respectively.

Board of Trustee Fees

We incurred Trustee fees of $62, $57 and $68 during the years ended December 31, 2020, 2019 and 2018, respectively.  As of December 31, 2020, and 2019 we owed our Trustees $27 and $29 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees the following specific number of shares for meetings attended:

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

During the years ended December 31, 2020, 2019 and 2018, we incurred advisory management fees of $3,116, $2,996 and  $2,909 with Sterling Management, LLC, our Advisor. As of December 31, 2020 and 2019, we owed our Advisor $278 and $503, respectively, for unpaid advisory management and operational fees. There were no fees owed to the Advisor as of December 31, 2018. These fees cover the office facilities, equipment, supplies, and staff required to manage our day-to-day operations.

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

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

During the years ended December 31, 2020, 2019 and 2018, we incurred acquisition fees of $708, $0, and $740, respectively, with our Advisor. There were no acquisition fees owed to our Advisor as of December 31, 2020 and 2019.

Disposition Fee: For its services in the effort to sell any investment for us, the Advisor receives a disposition fee of 2.5% of the sales price of each property disposition, capped at $375 per disposition.

During the years ended December 31, 2020, 2019 and 2018, we incurred disposition fees of $319, $0, and $327 with our Advisor. As of December 31, 2020, we owed our advisor $175 for disposition fees. There were no disposition fees owed to our Advisor as of December 31, 2019.

Financing Fee: 0.25% of all amounts made available to us pursuant to any loan, refinance (excluding rate and/or term modifications of an existing loan with the same lender), line of credit or other credit facility. The finance fee shall be capped at $38 per loan, refinance, line of credit or other credit facility.

During the years ended December 31, 2020, 2019 and 2018 we incurred financing fees of $133, $11 and  $77 with our Advisor for loan financing and refinancing activities. There were no financing fees owed to our Advisor as of December 31, 2020 and 2019.

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

TC = Total Project Cost

During the years ended the year ended December 31, 2020, we incurred $794 of development fees with our advisor.  No development fees were incurred for the years ended December 31, 2019 and 2018. As of December 31, 2020, and 2019, we owed our Advisor a total of $79 and $104 for unpaid development fees as part of a 10% hold back, respectively.

Project Management Fee: 6% of all completed capital improvement projects on real estate investments owned by the Trust are paid to the Advisor.

During the years ended December 31, 2020 and 2019, we incurred $365 and $67, respectively, in project management fees incurred with our Advisor for capital improvement projects. As of December 31, 2020 and 2019, we owed our advisor $51 and $67, in unpaid project management fees, respectively.

Operating Partnership Units Issued in Connection with Acquisitions

During the year ended December 31, 2020, we issued 208,000 operating partnership (OP) units to entities affiliated with Messrs. Regan and Weiland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $4,671.

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

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

Commissions

During the year ended December 31, 2020, we incurred real estate commissions of $308 and $633 to GOLDMARK Property Management and GOLDMARK Commercial Real Estate, respectively. During the year ended December 31, 2019 there were no commissions incurred. During the year ended 2018, we incurred real estate commissions of $384, to GOLDMARK Commercial Real Estate, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of December 31, 2020 or 2019.

Subordinated Debt

As of December 31, 2020 and 2019, we owed related parties $25, for principal and interest on subordinated debt.

Rental Income

During the years ended December 31, 2020, 2019 and 2018, we received rental income of $57, $56 and $55, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate, Inc.

During the years ended December 31, 2020, 2019 and 2018, we paid our Advisor $85, $61 and $50, respectively, under an operating lease agreement.

During the years ended December 31, 2020, 2019 and 2018, we received rental income of $268, $262 and $230, respectively, under operating lease agreements with GOLDMARK Property Management.

Other operational liabilities and receivables

During the year ended December 31, 2020, 2019 and 2018, the Trust incurred general operational liabilities related to business operations as well as costs incurred related to capital expenditures due to related parties. As of December 31, 2020, the Trust owed related parties $101.  There were no outstanding operational liabilities as of December 31, 2019.

Our Advisor manages insurance claims for the Trusts as well as a related party. The Advisor handles filing, processing, disputing and closing all insurance claims. During June 2019, the Trust and a related party incurred damage from a large windstorm. The claim is currently still open and funds were received from the insurance company to rehabilitate our properties. As this was an aggregate property claim, funds are and have been disbursed as repairs have been completed. As of December 31, 2020 there was no receivables outstanding related to the insurance funds. As of December 31, 2019, the Trust had a $892 receivable from our Advisor related to insurance funds.

NOTE 15 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less. Gross revenues from residential rentals totaled  $98,576, $94,763 and  $89,783 for the years ended December 31, 2020, 2019 and 2018, respectively.

Commercial properties are leased to tenants under terms expiring at various dates through 2038. Lease terms often include renewal options.  For the years ended December 31, 2020, 2019 and 2018, gross revenues from commercial property rentals, including CAM income (common area maintenance) of $5,412, $6,077 and  $6,118, respectively, totaled  $26,040, $25,576 and  $26,268, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2020 are as follows:

Years ending December 31,	Amount
(in thousands)
2021	$16,068
2022	13,991
2023	12,688
2024	11,950
2025	11,527
Thereafter	50,660
$116,884

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

Litigation

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the outcome of such matters will not have a material effect on the consolidated financial statements of the Trust.

Significant Risks and Uncertainties

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. Several uncertainties continue to exist at this time, including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the recent surge in COVID-19 cases in many states. The Trust did not incur significant disruptions for the year ended December 31, 2020 from the COVID-19 pandemic. During the year ended December 31, 2020, the Trust continued to monitor state and federal legislative actions and efforts regarding the eviction moratorium which affects almost all single-family and multifamily rental housing units. The Trust has seen several tenants complete the sworn statement certifying the qualifications to obtain eviction protection. The Trust is monitoring the collection rates on these tenants and, at this time is unable to predict the impact that the COVID-19 pandemic and the eviction moratorium will have on its future financial condition, results of operations and cash flows due to numerous uncertainties.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

During the year ended December 31, 2020, the Trust received certain rent relief requests because of COVID-19. These requests were received principally from office tenants and most often in the form of rent deferral requests. Few rental defaults have occurred to date and the Trust is pursuing legal remedies as to these amounts which are not material in the aggregate. The Trust will continue to evaluate any further tenant rent relief requests on an individual basis, considering several factors. Not all tenant requests will ultimately result in modification agreements, nor will the Trust forgo its contractual rights under its lease agreements.

NOTE 17 – DISPOSITIONS

During the year ended December 31, 2020, the operating partnership sold three properties. We sold a retail property located in Apple Valley, Minnesota, for $3,670 and recognized a gain of $1,455 in March 2020. We sold an office property located in St. Cloud, Minnesota, for $2,050 and recognized a gain of $1 in May 2020. We sold an office property located in Bismarck, North Dakota for $7,000 and recognized a gain of $1,926 in December 2020.

During the year ended December 31, 2020, the Company entered into a purchase agreement to sell one retail property located in Waite Park, Minnesota.  The property qualified for held for sale accounting treatment on or prior to December 31, 2020, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of December 31, 2020. We expect to sell the property in the first quarter of 2021. The following table shows the net book value of assets held for sale.

	December 31,	December 31,
	2020	2019

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$150	$—
Building and improvements	1,428	—
Real estate investments	1,578	—
Less accumulated depreciation	(749)	—
Real estate investments, net	829	—
Other assets, net	2	—

Total Assets	$831	$—

LIABILITIES
Tenant security deposits payable	$5	$—

Total Liabilities	$5	$—

During the year ended December 31, 2019, the operating partnership had no dispositions or assets held for sale.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

NOTE 18 – BUSINESS COMBINATIONS AND ACQUISITIONS

The Company completed the following acquisitions during the year ended December 31, 2020:

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

1/12/20	Wolf Creek	Fargo, ND	Apartment complex	54 units	$4,968
1/31/20	Columbia Park Village	Grand Forks, ND	Apartment complex	12 units	612
3/1/20	Belmont East & West	Bismarck, ND	Apartment complex	26 units	1,494
3/1/20	Eastbrook	Bismarck, ND	Apartment complex	24 units	1,296
3/1/20	Hawn	Fargo, ND	Apartment complex	48 units	2,400
3/1/20	Rosser	Bismarck, ND	Apartment complex	24 units	1,296
8/28/20	Trustmark (a)	Fargo, ND	Office building	45,755 sq. ft.	6,500
9/15/20	Foxtail Townhomes	Fargo, ND	Apartment complex	30 units	1,450
12/17/20	Evergreen Terrace	Omaha, NE	Apartment complex	144 units	8,320

					$28,336
					(b)
(a)	This property was acquired utilizing Internal Revenue Code 1031 tax-deferred exchange funds.
(b)	Acquisition price does not include capitalized closing costs and adjustments of $1,105, special assessments of $308, and additional costs incurred due to a difference in unit price of $26.

Total consideration given for acquisitions through December 31, 2020 was completed through issuing approximately 535,000 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of approximately $10,293, 1031 tax-deferred exchange funds of $5,658, new loans of $3,225, assumed liabilities $6,193, and cash of $4,406. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The Company did not acquire any properties during the year ended December 31, 2019.

The Company completed the following acquisitions during the year ended December 31, 2018:

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

(c)Subsequent purchase of additional units on adjacent property; consolidated with property acquired on November 1, 2018 for management purposes.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

 Total consideration given for acquisitions through December 31, 2018 was completed through issuing approximately 423,000 limited partnership units of the operating partnership valued at $18.50 per unit for an aggregate consideration of approximately $7,819, 1031 tax-deferred exchange funds of $11,326, assumed loans of $2,104, assumed liabilities $576, and cash of $9,093. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Year Ended
	December 31,
	2020	2019	2018

Land, building, tenant improvements and FF&E	$29,775	$-	$30,918
Mortgages notes payable assumed	(5,451)	-	(2,104)
Other liabilities	(742)	-	(576)
Net assets acquired	23,582	-	28,238
Equity/limited partnership unit consideration	(10,293)	-	(7,819)
Restricted cash proceeds related to IRC Section 1031 tax-deferred exchange	(5,658)	-	(11,326)
New loans	(3,225)	-	-

Net cash consideration	$4,406	$-	$9,093

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in 2020, 2019 and 2018.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in 2020, 2019 and 2018.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information. The fair value was not determined based on, nor intended to comply with, fair value standards under US GAAP and the value may not be indicative of the price we would get for selling our assets in their current condition.

Based on the results of the methodologies, the Board determined the fair value of the shares and limited partnership units to be $18.50 per share/unit effective January 1, 2018. The Board determined the fair value of the shares and limited partnership units to be $19.00 per share/unit effective January 1, 2019. The Board determined the fair value of the shares and limited partnership units to be $19.25 per share/unit effective January 1, 2020. The Board determined the fair value of the shares and limited partnership units to be $20.00 per share/unit effective January 1, 2021.

Determination of price is a matter within the Board’s sole discretion. The Trust does not determine price based on any rote formula or specific factors or by reference to any public market. At this time, no shares are held in street name accounts and the Trust is not subject to FINRA’s specific pricing requirements set out in Rule 2340 or otherwise. Thus, the Trust does not employ any specific valuation methodology or formula. Rather, the Board looks to available data and information, which is often adjusted and weighted to comport more closely with the assets held by the Trust at the time of valuation. The principal valuation methodology utilized is the NAV calculation/direct capitalization method. The information made available to the Board is assembled by the Trust’s Advisor.

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

DECEMBER 31, 2020, 2019 AND 2018

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

NOTE 19 – QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth selected quarterly consolidated financial data for the Company:

	Quarter (1)
2020	First	Second	Third	Fourth

	(in thousands, except per share data)
Income from rental operations	$29,906	$30,821	$30,866	$33,023
Net Income	$5,227	$6,397	$5,266	$10,090
Net Income attributable to Sterling Real Estate Trust	$1,813	$2,202	$1,844	$3,546
Net Income per common share, basic and diluted	$0.19	$0.23	$0.19	$0.36
Weighted average common shares outstanding	9,562,000	9,611,000	9,740,000	9,862,000

	Quarter (1)
2019	First	Second	Third	Fourth

	(in thousands, except per share data)
Income from rental operations	$29,831	$30,270	$30,173	$30,065
Net Income	$3,790	$4,821	$3,470	$3,978
Net Income attributable to Sterling Real Estate Trust	$1,288	$1,647	$1,213	$1,386
Net Income per common share, basic and diluted	$0.14	$0.18	$0.13	$0.15
Weighted average common shares outstanding	9,091,000	9,209,000	9,322,000	9,444,000
(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

NOTE 20 - SUBSEQUENT EVENTS

Effective January 1, 2021, Alloy Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and Goldmark Property Management.  In connection with this restructuring transaction, the indirect ownership structure and percentages of the new entity remain materially consistent with that of the Advisor prior to January 1, 2021. Ms. Chaffee, our Chief Financial Officer, acquired a less than 1% ownership interest in Alloy in connection with the transactions. The Chief Financial Officer, Chief Investment Officer and General Counsel of the Trust also serve as the Chief Financial Officer, Chief Investment Officer and General Counsel of Alloy Enterprises, Inc.

On January 15, 2021, we paid a dividend or distribution of $0.26469 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2020.

On January 28, 2021 we obtained new financing on a commercial property for $2,031.

On March 25, 2021, the Board of Trustees declared a dividend and distribution of $.26500 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on March 31, 2021, payable on April 15, 2021.

Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020, 2019 AND 2018

(Dollar amounts in thousands, except share and per share data)

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Industrial			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	Fargo, ND	$2,640	$820	$2,554	$55	$(94)	$875	$2,460	$3,335	$518	08/29/2012	40
Titan Machinery	Bismarck, ND	2,191	950	1,395	7	—	957	1,395	2,352	209	01/28/2015	40
Titan Machinery	Dickinson, ND	741	354	1,096	400	—	754	1,096	1,850	242	07/30/2012	40
Titan Machinery	Fargo, ND	2,665	781	1,947	515	—	1,296	1,947	3,243	401	10/30/2012	40
Titan Machinery	Marshall, MN	1,707	300	3,648	81	—	381	3,648	4,029	844	11/01/2011	40
Titan Machinery	Minot, ND	—	618	1,654	—	—	618	1,654	2,272	348	08/01/2012	40
Titan Machinery	North Platte, NE	—	325	1,269	—	—	325	1,269	1,594	159	01/29/2016	40
Titan Machinery	Sioux City, IA	1,061	315	2,472	—	—	315	2,472	2,787	448	10/25/2013	40
Total		$11,005	$4,463	$16,035	$1,058	$(94)	$5,521	$15,941	$21,462	$3,169

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Land			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Taco Bell	Denver, CO	$409	$669	$—	$—	$—	$669	$—	$669	$—	06/14/2011
West 80	Rochester, MN	—	1,364	—	—	—	1,364	—	1,364	—	08/29/2016
Total		$409	$2,033	$—	$—	$—	$2,033	$—	$2,033	$—

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Medical			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life	Bismarck, ND	$1,104	$306	$2,255	$11	$123	$317	$2,378	$2,695	$852	01/03/2008	9	-	40
Bio-Life	Grand Forks, ND	1,103	457	2,230	1	158	458	2,388	2,846	879	01/03/2008	10	-	40
Bio-Life	Janesville, WI	1,104	250	1,857	—	123	250	1,980	2,230	717	01/03/2008	9	-	40
Bio-Life	Mankato, MN	1,103	390	2,111	280	1,154	670	3,265	3,935	1,083	01/03/2008	11	-	40
Bio-Life	Marquette, MI	—	213	2,793	—	123	213	2,916	3,129	1,019	01/03/2008	9	-	40
Bio-Life	Onalaska, WI	1,104	208	1,853	—	323	208	2,176	2,384	754	01/03/2008	11	-	40
Bio-Life	Oshkosh, WI	1,103	293	1,705	—	146	293	1,851	2,144	696	01/03/2008	10	-	40
Bio-Life	Sheboygan, WI	1,104	623	1,611	—	248	623	1,859	2,482	660	01/03/2008	10	-	40
Bio-Life	Stevens Point, WI	1,103	119	2,184	—	123	119	2,307	2,426	822	01/03/2008	9	-	40
Total		$8,828	$2,859	$18,599	$292	$2,521	$3,151	$21,120	$24,271	$7,482

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Amberwood	Grand Forks, ND	$2,570	$426	$3,304	$3	$113	$429	$3,417	$3,846	$374	09/13/2016	20	-	40
Arbor I/400	Bismarck, ND	380	73	516	4	65	77	581	658	109	06/04/2013		40
Arbor II/404	Bismarck, ND	388	73	538	6	43	79	581	660	99	11/01/2013		40
Arbor III/406	Bismarck, ND	386	71	536	7	43	78	579	657	99	11/01/2013		40
Ashbury	Fargo, ND	2,423	314	3,774	26	25	340	3,799	4,139	387	12/19/2016		40
Auburn II	Fargo, ND	892	105	883	12	87	117	970	1,087	323	03/23/2007	20	-	40
Autumn Ridge	Grand Forks, ND	5,423	1,072	8,875	44	30	1,116	8,905	10,021	3,241	08/16/2004	9	-	40
Barrett Arms	Crookston, MN	788	37	1,001	—	154	37	1,155	1,192	182	01/02/2014	20	-	40
Bayview	Fargo, ND	2,669	284	3,447	59	266	343	3,713	4,056	1,146	12/31/2007	20	-	40
Belmont East and West	Bismarck, ND	808	167	1,424	—	—	167	1,424	1,591	30	03/1/2020		40
Berkshire	Fargo, ND	440	31	406	4	6	35	412	447	132	03/31/2008	20	-	40
Betty Ann	Fargo, ND	467	74	738	6	140	80	878	958	223	08/31/2009		40
Birchwood 1	Fargo, ND	242	72	342	4	42	76	384	460	27	12/01/2017		40
Birchwood 2	Fargo, ND	1,426	234	2,266	52	217	286	2,483	2,769	184	12/01/2017		40
Bradbury Apartments	Bismarck, ND	1,948	1,049	4,922	—	46	1,049	4,968	6,017	279	10/24/18		40
Bridgeport	Fargo, ND	5,041	613	7,676	3	46	616	7,722	8,338	787	12/19/2016		40
Bristol Park	Grand Forks, ND	2,964	985	3,976	—	684	985	4,660	5,645	560	02/01/2016		40
Brookfield	Fargo, ND	151	228	1,958	30	258	258	2,216	2,474	646	08/01/2008	20	-	40
Cambridge (FKA 44th Street)	Fargo, ND	1,712	333	1,845	4	157	337	2,002	2,339	375	02/06/2013		40
Candlelight	Fargo, ND	1,776	613	1,221	(336)	416	277	1,637	1,914	328	11/30/2012		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(Dollar amounts in thousands)

Carling Manor	Grand Forks, ND	535	69	656	1	61	70	717	787	214	03/31/2008		40
Carlton Place	Fargo, ND	6,369	703	7,070	96	467	799	7,537	8,336	2,191	09/01/2008	20	-	40
Carr	Fargo, ND	529	66	759	4	41	70	800	870	76	01/17/2017		40
Cedars 4	Fargo, ND	—	134	1,068	—	10	134	1,078	1,212	55	12/31/18		40
Chandler 1802	Grand Forks, ND	667	133	1,114	—	31	133	1,145	1,278	197	01/02/2014		40
Chandler 1834	Grand Forks, ND	431	112	552	—	—	112	552	664	32	9/1/18		40
Chandler 1866	Grand Forks, ND	346	31	270	—	28	31	298	329	115	01/03/2005	20	-	40
Cherry Creek (FKA Village)	Grand Forks, ND	—	173	1,435	1	156	174	1,591	1,765	451	11/01/2008		40
Cityside Apartments	Fargo, ND	732	192	1,129	1	—	193	1,129	1,322	61	11/30/18		40
Columbia Park Village I	Grand Forks, ND	321	102	546	—	—	102	546	648	14	01/31/2020		40
Columbia West	Grand Forks, ND	2,673	294	3,367	1	538	295	3,905	4,200	1,098	09/01/2008	20	-	40
Country Club	Fargo, ND	1,066	252	1,252	2	223	254	1,475	1,729	333	05/02/2011	20	-	40
Countryside	Fargo, ND	653	135	677	—	68	135	745	880	166	05/02/2011		40
Courtyard	St. Louis Park, MN	3,273	2,270	5,681	—	779	2,270	6,460	8,730	1,133	09/03/2013	5	-	40
Dakota Manor	Fargo, ND	1,548	249	2,236	20	124	269	2,360	2,629	367	08/07/2014		40
Danbury	Fargo, ND	4,848	381	5,922	211	643	592	6,565	7,157	1,989	12/31/2007	20	-	40
Dellwood Estates	Anoka, MN	6,686	844	9,924	—	452	844	10,376	11,220	1,939	05/31/2013	20	-	40
Eagle Run	West Fargo, ND	3,898	576	5,787	128	119	704	5,906	6,610	1,521	08/12/2010		40
Eagle Sky I	Bismarck, ND	859	115	1,292	—	104	115	1,396	1,511	174	03/01/2016		40
Eagle Sky II	Bismarck, ND	859	135	1,279	—	173	135	1,452	1,587	169	03/01/2016		40
East Bridge	Fargo, ND	3,341	792	5,477	1	174	793	5,651	6,444	493	07/03/2017		40
Eastbrook	Bismarck, ND	696	145	1,233	—	—	145	1,233	1,378	26	01/31/2020		40
Echo Manor	Hutchinson, MN	992	141	875	—	103	141	978	1,119	162	01/02/2014	20	-	40
Emerald Court	Fargo, ND	—	66	830	11	162	77	992	1,069	288	03/31/2008	20	-	40
Essex	Fargo, ND	568	212	642	—	68	212	710	922	62	06/01/2017		40
Evergreen Terrace	Omaha, NE	5,451	820	7,573	—	—	820	7,573	8,393	16	12/17/20		40
Fairview	Bismarck, ND	2,692	267	3,978	39	887	306	4,865	5,171	1,280	12/31/2008	20	-	40
Flickertail	Fargo, ND	5,089	426	5,590	76	1,316	502	6,906	7,408	1,724	12/31/2008		40
Forest Avenue	Fargo, ND	351	61	637	8	64	69	701	770	130	02/06/2013		40
Foxtail Creek Townhomes	Fargo, ND	—	267	1,221	—	—	267	1,221	1,488	10	09/15/2020		40
Galleria III	Fargo, ND	717	118	681	1	292	119	973	1,092	188	11/09/2010		40
Garden Grove	Bismarck, ND	4,289	606	6,073	—	116	606	6,189	6,795	733	05/04/2016	5	-	40
Georgetown on the River	Fridley, MN	17,418	4,620	25,012	8	3,880	4,628	28,892	33,520	4,187	12/19/2014	5	-	40
Glen Pond	Eagan, MN	14,221	3,761	20,569	38	797	3,799	21,366	25,165	4,759	12/02/2011	20	-	40
Glen Pond Addition	Eagan, MN	—	876	15,408	—	—	876	15,408	16,284	128	09/30/2020		40
Granger Court I	Fargo, ND	2,078	279	2,619	25	82	304	2,701	3,005	500	06/04/2013	20	-	40
Griffin Court	Moorhead, MN	2,918	652	3,858	35	385	687	4,243	4,930	712	06/09/2014	5	-	40
Hannifin	Bismarck, ND	437	81	607	5	52	86	659	745	114	11/01/2013		40
Harrison and Richfield	Grand Forks, ND	5,312	756	6,346	4	316	760	6,662	7,422	2,240	07/01/2007	5	-	40
Hartford Apartments	Fargo, ND	881	154	1,233	—	14	154	1,247	1,401	69	10/1/18		40
Hawn	Fargo, ND	1,579	280	2,277	—	—	280	2,277	2,557	47	03/01/2020		40
Highland Meadows	Bismarck, ND	5,629	1,532	8,513	—	313	1,532	8,826	10,358	814	05/01/2017	5	-	40
Hunters Run I	Fargo, ND	503	50	419	2	(2)	52	417	469	142	03/23/2007		40
Hunters Run II	Fargo, ND	483	44	441	2	—	46	441	487	138	07/01/2008		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(Dollar amounts in thousands)

Huntington	Fargo, ND	345	86	309	—	15	86	324	410	44	08/04/2015		40
Islander	Fargo, ND	793	98	884	49	115	147	999	1,146	220	07/01/2011		40
Jadestone	Fargo, ND	539	212	554	—	124	212	678	890	55	06/01/2017	20	-	40
Kennedy	Fargo, ND	383	84	588	7	91	91	679	770	125	02/06/2013	20	-	40
Library Lane	Grand Forks, ND	2,132	301	2,401	15	121	316	2,522	2,838	832	10/01/2007	20	-	40
Madison	Grand Forks, ND	296	95	497	—	52	95	549	644	72	09/01/2015		40
Maple Ridge	Omaha, NE	3,822	766	5,608	59	3,619	825	9,227	10,052	2,078	08/01/2008	20	-	40
Maplewood	Maplewood, MN	9,020	3,120	11,955	—	1,379	3,120	13,334	16,454	1,901	12/19/2014	5	-	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	Fargo, ND	4,584	783	5,839	1	414	784	6,253	7,037	1,577	01/01/2009	20	-	40
Martha Alice	Fargo, ND	467	74	738	6	83	80	821	901	234	08/31/2009	20	-	40
Mayfair	Grand Forks, ND	—	80	1,043	3	123	83	1,166	1,249	335	07/01/2008	20	-	40
Monticello	Fargo, ND	611	60	752	7	32	67	784	851	141	11/08/2013	20	-	40
Montreal Courts	Little Canada, MN	17,635	5,809	19,565	15	1,389	5,824	20,954	26,778	3,788	10/02/2013	5	-	40
Morningside Apartments	Fargo, ND	496	85	673	—	—	85	673	758	36	11/30/18		40
Oak Court	Fargo, ND	2,651	270	2,210	14	412	284	2,622	2,906	765	04/30/2008	28	-	40
Oakview Townhomes	Grand Forks, ND	3,704	822	4,698	—	399	822	5,097	5,919	504	01/11/2017		40
Pacific Park I	Fargo, ND	570	95	777	3	65	98	842	940	162	02/06/2013		40
Pacific Park II	Fargo, ND	488	111	865	4	47	115	912	1,027	179	02/06/2013		40
Pacific South	Fargo, ND	301	58	459	2	—	60	459	519	91	02/06/2013		40
Park Circle	Fargo, ND	591	196	716	7	17	203	733	936	65	06/01/2017		40
Parkview Arms	Bismarck, ND	—	373	3,845	—	135	373	3,980	4,353	579	05/13/2015	5	-	40
Parkwest Gardens	West Fargo, ND	3,374	713	5,712	39	1,174	752	6,886	7,638	1,034	06/30/2014	20	-	40
Parkwood	Fargo, ND	—	126	1,143	7	16	133	1,159	1,292	348	08/01/2008		40
Pebble Creek	Bismarck, ND	3,876	260	3,704	—	(186)	260	3,518	3,778	1,101	03/19/2008	20	-	40
Plumtree	Fargo, ND	546	100	782	—	29	100	811	911	74	05/01/2017		40
Prairiewood Courts	Fargo, ND	—	308	1,730	28	132	336	1,862	2,198	629	09/01/2006	20	-	40
Prairiewood Meadows	Fargo, ND	1,995	736	1,077	11	16	747	1,093	1,840	226	09/30/2012		40
Quail Creek	Springfield, MO	5,979	1,529	8,046	—	102	1,529	8,148	9,677	1,220	02/03/2015	5	-	40
Robinwood	Coon Rapids, MN	4,353	1,380	6,133	—	669	1,380	6,802	8,182	982	12/19/2014	20	-	40
Rosedale Estates	Roseville, MN	14,700	4,680	20,591	—	650	4,680	21,241	25,921	3,218	12/19/2014	5	-	40
Rosegate	Fargo, ND	3,060	251	2,978	49	84	300	3,062	3,362	982	04/30/2008	20	-	40
Rosser	Bismarck, ND	749	156	1,216	—	—	156	1,216	1,372	25	03/01/2020		40
Roughrider	Grand Forks, ND	403	100	448	—	117	100	565	665	64	08/01/2016	5	-	40
Saddlebrook	West Fargo, ND	1,404	148	1,262	203	105	351	1,367	1,718	393	12/31/2008		40
Sage Park	New Brighton, MN	9,812	2,520	13,985	—	949	2,520	14,934	17,454	2,258	12/19/2014	5	-	40
Sargent	Fargo, ND	1,005	164	1,529	4	17	168	1,546	1,714	155	01/10/2017		40
Schrock	Fargo, ND	457	71	626	3	6	74	632	706	120	06/04/2013		40
Sheridan Pointe	Fargo, ND	2,096	292	2,387	21	35	313	2,422	2,735	426	10/01/2013		40
Sierra Ridge	Bismarck, ND	6,977	754	8,795	151	136	905	8,931	9,836	2,518	09/01/2006		40
Somerset	Fargo, ND	2,844	300	3,400	43	57	343	3,457	3,800	1,060	07/01/2008		40
Southgate	Fargo, ND	4,957	803	5,267	20	(45)	823	5,222	6,045	1,749	07/01/2007	20	-	40
Southview III	Grand Forks, ND	—	99	522	—	79	99	601	700	139	08/01/2011		40
Southview Villages	Fargo, ND	2,526	268	2,483	16	197	284	2,680	2,964	865	10/01/2007	20	-	40
Spring	Fargo, ND	465	76	822	66	15	142	837	979	167	02/06/2013	20	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(Dollar amounts in thousands)

Stanford Court	Grand Forks, ND	—	291	3,866	—	359	291	4,225	4,516	783	02/06/2013	20	-	40
Stonefield-Clubhouse	Bismarck, ND	—	34	1,147	—	50	34	1,197	1,231	133	07/31/2016		40
Stonefield-Phase I	Bismarck, ND	8,041	2,804	13,068	227	246	3,031	13,314	16,345	2,002	08/01/2014	20	-	40
Stonefield-Phase II	Bismarck, ND	4,953	1,167	2,531	486	5,129	1,653	7,660	9,313	740	10/23/2014		40
Stonefield-Phase III	Bismarck, ND	—	1,079	—	238	—	1,317	—	1,317	—	10/23/2014		n/a
Stonybrook	Omaha, NE	6,612	1,439	8,003	—	1,565	1,439	9,568	11,007	2,595	01/20/2009	20	-	40
Summerfield	Fargo, ND	504	129	599	1	50	130	649	779	87	08/04/2015		40
Summit Point	Fargo, ND	3,513	681	5,434	22	145	703	5,579	6,282	726	10/01/2015	20	-	40
Sunchase	Fargo, ND	1,071	181	1,563	14	86	195	1,649	1,844	150	05/01/2017		40
Sunset Ridge	Bismarck, ND	7,852	1,759	11,012	36	48	1,795	11,060	12,855	3,205	06/06/2008	9	-	40
Sunview	Grand Forks, ND	—	144	1,578	1	183	145	1,761	1,906	495	12/31/2008	20	-	40
Sunwood	Fargo, ND	2,630	358	3,252	38	422	396	3,674	4,070	1,116	07/01/2007	20	-	40
Terrace on the Green	Moorhead, MN	—	697	2,588	11	265	708	2,853	3,561	560	09/30/2012		40
Thunder Creek	Fargo, ND	2,794	633	4,063	1	228	634	4,291	4,925	300	03/1/2018	25	-	40
Twin Oaks	Hutchinson, MN	3,074	816	3,245	—	122	816	3,367	4,183	522	10/01/2014		40
Twin Parks	Fargo, ND	2,022	119	2,072	43	219	162	2,291	2,453	642	10/01/2008	20	-	40
Valley Homes Duplexes	Grand Forks, ND	1,086	356	1,668	—	310	356	1,978	2,334	280	01/22/2015		40
Valley View	Golden Valley, MN	4,334	1,190	6,118	—	227	1,190	6,345	7,535	956	12/19/2014	5	-	40
Village Park	Fargo, ND	678	219	1,932	51	80	270	2,012	2,282	621	04/30/2008	20	-	40
Village West	Fargo, ND	2,314	357	2,274	61	121	418	2,395	2,813	715	04/30/2008		40
Washington	Grand Forks, ND	390	74	592	—	76	74	668	742	75	05/04/2016		40
Westcourt	Fargo, ND	2,433	287	2,914	28	143	315	3,057	3,372	548	01/02/2014	5	-	40
West Oak	Fargo, ND	541	85	692	—	37	85	729	814	77	01/17/2017		40
Westside	Hawley, MN	496	59	360	—	63	59	423	482	105	02/01/2010		40
Westwind	Fargo, ND	617	49	455	1	95	50	550	600	176	04/30/2008	20	-	40
Westwood	Fargo, ND	3,566	597	6,341	91	589	688	6,930	7,618	2,023	06/05/2008	20	-	40
Willow Park	Fargo, ND	3,531	288	5,286	39	707	327	5,993	6,320	1,639	12/31/2008		40
Wolf Creek	Fargo, ND	3,150	1,082	4,210	—	—	1,082	4,210	5,292	105	01/12/2020		40
Woodland Pines	Omaha, NE	6,288	842	10,596	—	592	842	11,188	12,030	595	11/30/18		40
Total		$338,328	$78,054	$490,849	$2,890	$41,017	$80,944	$531,866	$612,810	$96,295

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Office			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
32nd Avenue	Fargo, ND	$—	$601	$3,300	$121	$172	$722	$3,472	$4,194	$1,413	03/16/2004	3	-	40
Bell Plaza	Bloomington, MN	32,182	6,912	35,798	—	1,799	6,912	37,597	44,509	9,485	08/13/2015	3	-	40
Trustmark	Fargo, ND	—	2,089	4,718	—	—	2,089	4,718	6,807	49	08/28/2020		40
First International Bank & Trust	Moorhead, MN	—	210	712	3	88	213	800	1,013	241	05/13/2011	10	-	40
Four Points	Fargo, ND	—	70	1,238	—	81	70	1,319	1,389	427	10/18/2007	5	-	40
Gate City	Grand Forks, ND	—	382	893	1	452	383	1,345	1,728	316	03/31/2008		40
Goldmark Office Park	Fargo, ND	12,800	1,160	12,446	65	3,931	1,225	16,377	17,602	4,566	07/01/2007	1	-	40
Great American Bldg	Fargo, ND	1,151	511	1,290	22	359	533	1,649	2,182	600	02/01/2005	28	-	40
Midtown Plaza	Minot, ND	1,087	30	1,213	—	97	30	1,310	1,340	489	01/01/2004	5	-	40
Parkway office building (FKA Echelon)	Fargo, ND	791	278	1,491	42	66	320	1,557	1,877	526	05/15/2007	9	-	40
Redpath	White Bear Lake, MN	2,461	1,195	1,787	—	—	1,195	1,787	2,982	220	02/01/2016		40
Regis	Edina, MN	—	2,991	7,633	—	—	2,991	7,633	10,624	2,294	01/01/2009		40
Wells Fargo Center	Duluth, MN	—	600	7,270	(115)	2,729	485	9,999	10,484	3,029	07/11/2007	4	-	40
Total		$50,472	$17,029	$79,789	$139	$9,774	$17,168	$89,563	$106,731	$23,655

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(Dollar amounts in thousands)

Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
Retail	to company	to acquisition (a)	carried at close of period	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Applebees	Bloomington, MN	—	1,000	474	11	—	1,011	474	1,485	128	03/22/2010	40
Applebees	Coon Rapids, MN	—	750	875	8	—	758	875	1,633	237	03/09/2010	40
Applebees	Savage, MN	—	690	424	—	—	690	424	1,114	115	01/01/2010	40
Becker Furniture	Waite Park, MN	—	150	2,065	—	(637)	150	1,428	1,578	749	07/12/2006	40
Dairy Queen	Apple Valley, MN	—	1,128	1,345	—	—	1,128	1,345	2,473	90	9/17/18	40
Dairy Queen	Dickinson, ND	—	329	658	—	—	329	658	987	148	01/19/2012	40
Dairy Queen	Moorhead, MN	—	243	787	1	—	244	787	1,031	190	05/13/2011	20
Family Dollar	Mandan, ND	—	167	649	—	—	167	649	816	164	12/14/2010	40
OReilly	Mandan, ND	—	115	449	—	—	115	449	564	113	12/14/2010	40
Walgreens	Alexandria, LA	964	1,090	2,973	—	—	1,090	2,973	4,063	820	12/18/2009	28	-	40
Walgreens	Batesville, AR	5,134	473	6,405	—	—	473	6,405	6,878	1,842	07/09/2009	40
Walgreens	Denver, CO	3,142	2,349	2,358	—	—	2,349	2,358	4,707	565	06/14/2011	40
Walgreens	Fayetteville, AR	3,888	636	4,732	—	—	636	4,732	5,368	1,360	07/09/2009	40
Walgreens	Laurel, MS	937	1,280	2,984	—	—	1,280	2,984	4,264	783	07/30/2010	40
Total	$14,065	$10,400	$27,178	$20	$(637)	$10,420	$26,541	$36,961	$7,304
Grand Totals	$423,107	$114,838	$632,450	$4,399	$52,581	$119,237	$685,031	$804,268	$137,905

Investments in Unconsolidated Affiliates:	Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
to company	to acquisition (a)	carried at close of period	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Banner	Fargo, ND	$6,232	$750	$8,016	$203	$333	$953	$8,349	$9,302	$2,764	03/15/2007	40
GF Marketplace	Grand Forks, ND	10,036	4,259	15,801	208	1,194	4,467	16,995	21,462	6,927	07/01/2003	25	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(Dollar amounts in thousands)

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.
(b)	The changes in total real estate investments for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Balance at January 1,	$802,028	$790,696	$759,703
Purchase of real estate investments	57,799	5,981	41,230
Sale and disposal of real estate investment	(15,467)	(4,422)	(10,222)
Property held for sale	(1,578)	—	—
Provision for asset impairment	—	—	—
Construction in progress not yet placed in service	2,506	9,773	(15)
Reallocation to intangible assets	—	—	—
Balance at December 31,	$845,288	$802,028	$790,696

(c)	The changes in accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Balance at January 1,	$146,316	$128,112	$111,026
Depreciation expense	19,770	19,644	19,165
Property held for sale	(749)	—	—
Sale and disposal of real estate investment	(4,762)	(1,440)	(2,079)
Balance at December 31,	$160,575	$146,316	$128,112

(d)	The aggregate cost of our real estate for federal income tax purposes is $680,591.

Exhibit Index

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit Description	with	Form	ending	Exhibit	Date
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002		10-12G		3.1	03/10/11
3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014		8-K		5.02	06/24/14
3.3	Amended and Restated Bylaws dated June 2, 2020		8-K		3.1	06/03/20
4.1	Declaration of Trust Sterling Real Estate Trust dated July 21, 2004		10-12G		4.1	03/10/11
4.2	Addendum to Declaration of Trust dated July 25, 2007		10-12G		4.2	03/10/11
4.3	Sterling Third Amended and Restated Declaration of Trust dated March 27, 2014		8-K		4.1	04/02/14
4.4	Sterling Third Amended and Restated Declaration of Trust dated June 23, 2016		8-K		4.1	06/29/16
4.5	First Amended and Restated Declaration of Trust dated February 9, 2011		10-12G		4.3	03/10/11
4.6	Amendment No. 1 to First Amended and Restated Declaration of Trust dated August 1, 2014		8-K		5.01	06/24/14
4.7	Amended and Restated Share Repurchase Plan effective January 1, 2021		8-K		99.1	12/21/20
4.8	Amended and Restated Unit Repurchase Plan effective January 1, 2021		8-K		99.2	12/21/20
4.9	Description of Registrant’s Securities		10-K		4.11	3/13/20
10.1	First Amendment and Complete Restatement of Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated April 25, 2003		10-12G		10.2	03/10/11
10.2	Second Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated December 19, 2008		10-12G		10.3	03/10/11
10.3	Third Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated August 5, 2009		10-12G		10.4	03/10/11
10.4	Fourth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated February 9, 2011		10-12G		10.5	03/10/11
10.5	Fifth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated June 23, 2011		10-K	12/31/2011	10.6	03/30/12
10.6	Second Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties LLLP dated August 1, 2013		8-K		10.1	12/27/12
10.7	Third Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated January 1, 2014		8-K		5.04	06/24/14
10.8	Ninth Amended and Restated Advisory Agreement dated April 1, 2020		8-K		10.1	03/31/20
10.9	Amended and Restated Dividend Reinvestment Plan effective June 25, 2020		8-K		10.3	06/30/20
10.10	Amendment to Certificate of Limited Liability Partnership of Sterling Properties, LLLP dated August 1, 2014		8-K		5.03	06/24/14
10.11	Form of Secured Promissory Note (15-Year Note) dated as of December 19, 2014		8-K		10.3	12/23/14
10.12	Form of Secured Promissory Note (10-Year Note) dated as of December 19, 2014		8-K		10.4	12/23/14
10.13	Form of Mortgage, Security Agreement and Fixture Filing dated as of December 19, 2014		8-K		10.5	12/23/14
10.14	Form of Promissory Note dated as of December 19, 2014		8-K		10.6	12/23/14
10.15	Form of Mortgage dated as of December 19, 2014		8-K		10.7	12/23/14
10.16	Form of Commercial Security Agreement dated as of December 19, 2014		8-K		10.8	12/23/14
10.17	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan approved June 18, 2015		8-K		10.1	06/23/15
10.18	Form of Promissory Note dated as of August 13, 2015		8-K		10.2	08/18/15
10.19	Form of Mortgage, Security Agreement and Fixture Filing dated as of August 13, 2015		8-K		10.3	08/18/15
10.20	Amendment No. 1 to Amended and Restated Independent Trustee Stock Plan		8-K		99.3	04/04/18
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm - Baker Tilly US, LLP	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Financial Officer	X
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X
101

The following materials from Sterling Real Estate Trust’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and; (v) Notes to Consolidated Financial Statements

		X
104	Cover Page Interactive Data File, formatted in IXBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2021

STERLING REAL ESTATE TRUST

By:	/s/ KENNETH P. REGAN
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH P. REGAN (Kenneth P. Regan)	Chief Executive Officer and Trustee (principal executive officer)	March 31, 2021

/s/ Erica J. Chaffee (Erica J. Chaffee)	Chief Financial Officer and Treasurer (principal financial officer)	March 31, 2021

/s/ LANCE R. WOLF (Lance R. Wolf)	Chairman of the Board of Trustees	March 31, 2021

/s/ Ann L. Christenson (Ann Christenson)	Trustee	March 31, 2021

/s/ TIMOTHY HAUGEN (Timothy Haugen)	Trustee	March 31, 2021

/s/ Tim Hunt (Tim Hunt)	Trustee	March 31, 2021

/s/ Michelle Korsmo (Michelle Korsmo)	Trustee	March 31, 2021

/s/ Mark T. Polovitz (Mark T. Polovitz)	Trustee	March 31, 2021

/s/ James S. Wieland (James S. Wieland)	Trustee	March 31, 2021