Form 10-Q
period 2021-03-31
Sterling Real Estate Trust
filed 2021-05-14
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11_. 2021
Common Shares of Beneficial Interest, $0.01 par value per share	10,084,442

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2021 (UNAUDITED) and December 31, 2020

	March 31,	December 31,
	2021	2020

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$119,114	$119,088
Building and improvements	719,637	712,560
Construction in progress	9,339	13,640
Real estate investments	848,090	845,288
Less accumulated depreciation	(165,200)	(160,575)
Real estate investments, net	682,890	684,713
Cash and cash equivalents	13,888	11,716
Restricted deposits and funded reserves	16,459	15,919
Investment in unconsolidated affiliates	11,664	9,659
Notes receivable	2,009	2,026
Assets held for sale	830	831
Lease intangible assets, less accumulated amortization of $14,507 in 2021 and $15,019 in 2020	7,075	7,367
Other assets, net	10,449	10,798

Total Assets	$745,264	$743,029

LIABILITIES
Mortgage notes payable, net	$425,164	$421,278
Dividends payable	7,477	7,447
Tenant security deposits payable	5,084	4,908
Lease intangible liabilities, less accumulated amortization of $1,934 in 2021 and $1,963 in 2020	947	994
Liabilities related to assets held for sale	17	5
Accrued expenses and other liabilities	12,716	16,869
Total Liabilities	451,405	451,501

COMMITMENTS and CONTINGENCIES - Note 16

SHAREHOLDERS' EQUITY
Beneficial interest	110,992	109,366
Noncontrolling interest
Operating partnership	179,911	181,621
Partially owned properties	2,377	2,346
Accumulated other comprehensive (loss) income	579	(1,805)
Total Shareholders' Equity	293,859	291,528

	$745,264	$743,029

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED March 31, 2021 and 2020 (UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$31,760	$29,906
Expenses
Expenses from rental operations
Operating expenses, excluding real estate taxes	12,107	12,535
Real estate taxes	3,244	3,164
Depreciation and amortization	5,328	5,252
Interest	4,287	4,350
	24,966	25,301
Administration of REIT	1,201	1,162
Total expenses	26,167	26,463
Income from operations	5,593	3,443

Other income
Equity in income of unconsolidated affiliates	(27)	158
Other income	270	119
Gain on sale of real estate and non-real estate investments	—	1,455
Gain on involuntary conversion	—	52
	243	1,784
Net income	$5,836	$5,227
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	3,753	3,419
Partially owned properties	31	(5)
Net income attributable to Sterling Real Estate Trust	$2,052	$1,813

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.21	$0.19

Comprehensive income:
Net income	$5,836	$5,227
Other comprehensive gain (loss) - change in fair value of interest rate swaps	2,384	(1,486)
Comprehensive income	8,220	3,741
Comprehensive income attributable to noncontrolling interest	5,325	2,442
Comprehensive income attributable to Sterling Real Estate Trust	$2,895	$1,299

Weighted average Common Shares outstanding, basic and diluted	9,983	9,562

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2021 and 2020 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2019	9,436	$ 131,261	($ 28,888)	$ 102,373	$ 174,221	$ 2,416	$ 37	$ 279,047
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	9,031	-	-	9,031
Shares/units redeemed	(38)	(696)	-	(696)	(541)	-	-	(1,237)
Dividends and distributions declared	-	-	(2,527)	(2,527)	(4,831)	-	-	(7,358)
Dividends reinvested - stock dividend	87	1,584	-	1,584	-	-	-	1,584
Issuance of shares under optional purchase plan	62	1,203	-	1,203	-	-	-	1,203
Change in fair value of interest rate swaps	-	-	-	-	-	-	(1,486)	(1,486)
Net income	-	-	1,813	1,813	3,419	(5)	-	5,227
BALANCE AT MARCH 31, 2020	9,547	$ 133,352	($ 29,602)	$ 103,750	$ 181,299	$ 2,411	($ 1,449)	$ 286,011

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2020	9,855	$ 139,105	(29,739)	$ 109,366	$ 181,621	$ 2,346	($ 1,805)	$ 291,528
Shares/units redeemed	(41)	(777)	-	(777)	(628)	-	-	(1,405)
Dividends and distributions declared	-	-	(2,642)	(2,642)	(4,835)	-	-	(7,477)
Dividends reinvested - stock dividend	89	1,686	-	1,686	-	-	-	1,686
Issuance of shares under optional purchase plan	65	1,307	-	1,307	-	-	-	1,307
Change in fair value of interest rate swaps	-	-	-	-	-	-	2,384	2,384
Net income	-	-	2,052	2,052	3,753	31	-	5,836
BALANCE AT MARCH 31, 2021	9,968	$ 141,321	($ 30,329)	$ 110,992	$ 179,911	$ 2,377	$ 579	$ 293,859

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2021 and 2020 (UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
OPERATING ACTIVITIES
Net income	$5,836	$5,227
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate investments	—	(1,455)
Gain on involuntary conversion	—	(52)
Equity in loss (income) of unconsolidated affiliates	27	(158)
Distributions of earnings of unconsolidated affiliates	57	158
Allowance for uncollectible accounts receivable	(47)	113
Depreciation	5,006	4,868
Amortization	315	380
Amortization of debt issuance costs	130	140
Effects on operating cash flows due to changes in
Other assets	229	1,449
Tenant security deposits payable	176	131
Accrued expenses and other liabilities	(2,820)	(3,617)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,909	7,184
INVESTING ACTIVITIES
Purchase of real estate investment properties	—	(375)
Capital expenditures and tenant improvements	(3,686)	(5,058)
Proceeds from sale of real estate investments and non-real estate investments	—	3,494
Proceeds from involuntary conversion	1,642	259
Investment in unconsolidated affiliates	(2,090)	(38)
Distributions in excess of earnings received from unconsolidated affiliates	1	105
Notes receivable payments received	17	—
NET CASH USED IN INVESTING ACTIVITIES	(4,116)	(1,613)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(154)	(98)
Payments on investment certificates and subordinated debt	(25)	—
Principal payments on special assessments payable	—	(253)
Proceeds from issuance of mortgage notes payable and subordinated debt	18,485	7,788
Principal payments on mortgage notes payable	(14,528)	(9,129)
Proceeds from issuance of shares under optional purchase plan	1,307	1,203
Shares/units redeemed	(1,405)	(1,237)
Dividends/distributions paid	(5,761)	(5,534)
NET CASH USED IN FINANCING ACTIVITIES	(2,081)	(7,260)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	2,712	(1,689)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF YEAR	27,635	17,382
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF QUARTER	$30,347	$15,693

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF QUARTER
Cash and cash equivalents	$13,888	$4,295
Restricted deposits	16,459	11,398
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF QUARTER	$30,347	$15,693

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2021 and 2020 (UNAUDITED) (Continued)

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$4,144	$4,203

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$1,686	$1,584
Dividends declared and not paid	2,642	2,527
UPREIT distributions declared and not paid	4,835	4,831
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	—	9,031
Increase in land improvements due to increase in special assessments payable	26	65
Unrealized gain (loss) on interest rate swaps	2,384	(1,486)
Acquisition of assets with new financing	—	3,225
Acquisition of assets through assumption of debt and liabilities	—	265
Capitalized interest and real estate taxes related to construction in progress	95	137

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Note 1 - Organization

Sterling Real Estate Trust, d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code.

Sterling previously established an operating partnership (“Sterling Properties, LLLP or the Operating Partnership”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of March 31, 2021 and December 31, 2020, Sterling owned approximately 35.35% and 35.03%, respectively, of the operating partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three months ended March 31, 2021. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of March 31, 2021 the Trust owned approximately 35.35% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Additionally, we evaluate the need to consolidate affiliates based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”).  In determining whether we have a requirement to consolidate the accounts of an entity, management considers factors such as our ownership interest, our authority to make decisions and contractual and substantive participating rights of the limited partners and shareholders, as well as whether the entity is a variable interest entity (“VIE”) for which we have both: a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE. The Trust will consolidate the operations of a joint venture if the Trust determines that it is either the primary beneficiary of a variable interest entity (VIE) or has substantial influence and control of the entity.  In instances where the Trust determines that it is not the primary beneficiary of a VIE or the Trust does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Trust will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Trust’s operations but instead its share of operations will be reflected as equity in earnings (loss) of unconsolidated entity on its consolidated statements of operations and comprehensive loss. Additionally, the Trust’s net investment in the joint venture will be reflected as investment in unconsolidated entity on the consolidated balance sheets.

The Operating Partnership meets the criteria as a variable interest entity (“VIE”). The Trust’s sole significant asset is its investment in the Operating Partnership. As a result, substantially all of the Trust’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Trust’s debt is an obligation of the Operating Partnership, and the Trust guarantees the unsecured debt obligations of the Operating Partnership.

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

The Trust allocates the purchase price of each acquired investment property accounted for as an asset acquisition based upon the relative fair value at acquisition date of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease intangibles, (iv) acquired above and below market lease intangibles, and (v) assumed financing that is determined to be above or below market, if any. Transaction costs related to acquisitions are accounted for as asset acquisitions and capitalized as a cost of the property.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

status), direct costs estimated with obtaining a new tenant, discount rates, escalation factors, standard lease terms, and tenant improvement costs.

Furniture and fixtures are stated at cost less accumulated depreciation. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for routine maintenance and repairs, which do not add to the value or extend useful lives, are expensed as incurred.

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

Based on evaluation, there were no impairment losses during the three months ended March 31, 2021 and 2020.

Properties Held for Sale

We account for our properties held for sale in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which addresses financial accounting and reporting in a period in which a component or group of components of an entity either has been disposed of or is classified as held for sale.

The Trust had one property held for sale as of March 31, 2021 and December 31, 2020. See Note 18.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded to unconsolidated affiliates for the three months ended March 31, 2021 and 2020.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

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

In determining whether an investment in a limited liability company or tenant in common is a variable interest entity, we consider: the form of our ownership interest and legal structure; the size of our investment; the financing structure of the entity, including the necessity of subordinated debt; estimates of future cash flows; our and our partner’s ability to participate in the decision making related to acquisitions, dispositions, budgeting and financing on the entity; and obligation to absorb losses and preferential returns. See Note 5, Investment in Unconsolidated Affilliates, for further information.

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

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2021 and December 31, 2020, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2017.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of March 31, 2021, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

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

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $105 for the three months ended March 31, 2021 and decreased revenue by $65 for the three months ended March 31, 2020. The straight-line receivable balance included in other assets on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 was $3,117 and $3,012, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which are immaterial, are recognized in the subsequent year.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of March 31, 2021 and 2020, and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2021 and 2020, Sterling’s denominators for the basic and diluted earnings per common share were approximately 9,983,000 and 9,562,000, respectively.

Reclassifications

Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications have not changed the results of operations or equity.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The standard provides for optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

by reference rate reform. On July 27, 2017, the Financial Conduct Authority (FCA), tasked with overseeing the London Interbank Offered Rate (LIBOR) announced the benchmark interest rate will be phased out by the end of 2023. As a result, existing and future contracts indexed to LIBOR will need to be renegotiated to reference another rate.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which superseded FASB ASC Topic 840. The Trust adopted this standard effective as of January 1, 2019. In April 2020, the FASB met to discuss lease modifications guidance in Topic 842 as it relates to lease concessions amidst the Covid-19 pandemic. The FASB determined that requiring the analysis of all leases in which concessions are made would be costly and complex for both the leases and lessors. As such, the FASB has made the decision to allow companies to avoid lease modification accounting when lease concessions do not result in a significant change in cash flow. The Trust has elected to apply the lease modification guidance in Topic 842 for concessions and deferrals made during the Covid-19 pandemic as it relates to the Trust’s residential leases, as the cash flows related to these concessions and deferrals do not cause a significant change in the cash received from the leases.

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

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three months ended March 31, 2021 and 2020, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$25,959	$5,801	$31,760	$23,995	$5,911	$29,906
Expenses from rental operations	13,847	1,504	15,351	13,912	1,787	15,699
Net operating income	$12,112	$4,297	$16,409	$10,083	$4,124	$14,207
Depreciation and amortization			5,328			5,252
Interest			4,287			4,350
Administration of REIT			1,201			1,162
Other income			(243)			(1,784)
Net income			$5,836			$5,227

Segment Assets and Accumulated Depreciation

As of March 31, 2021	Residential	Commercial	Total

	(in thousands)
Real estate investments	$647,519	$200,571	$848,090
Accumulated depreciation	(122,143)	(43,057)	(165,200)
	$525,376	$157,514	682,890
Cash and cash equivalents			13,888
Restricted deposits and funded reserves			16,459
Investment in unconsolidated affiliates			11,664
Note receivable			2,009
Assets held for sale			830
Intangible assets, less accumulated amortization			7,075
Other assets, net			10,449
Total Assets			$745,264

As of December 31, 2020	Residential	Commercial	Total

	(in thousands)
Real estate investments	$647,083	$198,205	$845,288
Accumulated depreciation	(118,363)	(42,212)	(160,575)
	$528,720	$155,993	684,713
Cash and cash equivalents			11,716
Restricted deposits and funded reserves			15,919
Investment in unconsolidated affiliates			9,659
Note receivable			2,026
Assets held for sale			831
Intangible assets, less accumulated amortization			7,367
Other assets, net			10,798
Total Assets			$743,029

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – restricted deposits and funded reserves

	As of March 31,	As of December 31,
	2021	2020

	(in thousands)
Tenant security deposits	$4,885	$4,730
Real estate tax and insurance escrows	1,158	2,058
Replacement reserves	2,094	2,137
Other funded reserves	8,322	6,994
	$16,459	$15,919

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

Other Funded Reserves

Other funded reserves consist of proceeds received on the disposal of a commercial building located in Bismarck, North Dakota. The proceeds are required to be held as restricted funds under Section 1031 of the Internal Revenue Code (like-kind exchange).

Additionally, insurance proceeds of $1,324 that were received during the three months ended March 31, 2021, are held in an escrow account per the agreement set in place with the lender of the property. Funds will be released as construction costs related to the insurance claim are incurred.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	Total Investment in Unconsolidated Affiliates
Banner Building	2007	66.67%	$59
Grand Forks Market Place Retail Center	2003	50%	2,429
SE Savage, LLC	2019	60%	3,168
SE Maple Grove, LLC	2019	60%	2,942
SE Rogers, LLC	2020	60%	3,066
			$11,664

The Operating Partnership is a 50% owner of Grand Forks Marketplace Retail Center as a tenant in common through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at March 31, 2021 and December 31, 2020 of $9,975 and $10,036, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership is a 66.67% owner of Banner Building as a tenant in common. The office building has approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2021 and December 31, 2020 of $6,181 and $6,232, respectively. The Trust is jointly and severally liable for the full mortgage balance.

Based upon the facts and circumstances at formation of the tenant in common investments, the Trust determined that they are not VIEs. As a result, the Trust used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the tenants in common and joint ventures. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, the tenants in common are not consolidated by the Trust and are accounted for under the equity method of accounting. The Trust’s investments in the tenants in common are included in Investment in unconsolidated affiliates, at equity, on the Trust’s consolidated balance sheets and the Trust’s earnings from its investments in the unconsolidated affiliates are presented in Equity in earnings (losses) of real estate investments on the Trust’s consolidated statements of operations.

The LLC interests discussed below are deemed to be variable interests in VIEs and, based on an evaluation of the variable interests against the criteria for consolidation, the Trust determined that it is not the primary beneficiary of the investments, as the Trust does not have power to direct the activities of the entities that most significantly affect their performance. As such, the interest in the VIEs is recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Trust’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements. The Trust's maximum exposure to losses associated with its unconsolidated investments is primarily limited to its carrying value in the investments.

The Operating Partnership owns a 60% interest in a limited liability company that is currently developing a 190-unit multifamily property. As of  March 31, 2021, the Operating Partnership has contributed $2,077 in cash to SE Savage. SE Savage is located in Savage, Minnesota, with total assets of $32,133 and $27,015 as of March 31, 2021 and December 31, 2020, respectively. Current expectations are that the project will be completed in the fourth quarter of 2021 and the current

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

project budget approximates $37,800 of which $29,117 has been incurred as of March 31, 2021. The property is encumbered by a first mortgage with a balance at March 31, 2021 and December 31, 2020 of $24,786 and $19,436, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that is currently developing a 160-unit multifamily property. As of March 31, 2021, the Operating Partnership has contributed $2,975 in cash to SE Maple Grove. SE Maple Grove is located in Maple Grove, Minnesota, with total assets of $18,331 and $13,106 as of March 31, 2021 and December 31, 2020. Current expectations are that the project will be completed in the second quarter of 2022 and the current project budget approximates $33,000 of which $16,242 has been incurred as of March 31, 2021. The property is encumbered by a first mortgage with a balance at March 31, 2021 and December 31, 2020 of $11,335 and $5,710, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that intends to develop a 165-unit multifamily property. As of March 31, 2021, the Operating Partnership has contributed $3,089 in cash to SE Rogers. SE Rogers holds land located in Rogers, Minnesota, with total assets of $5,761 and $4,161 as of March 31, 2021 and December 31, 2020, respectively. Current expectations are that the project will be completed in the second quarter of 2022 and the current project budget approximates $34,300 of which $5,478 has been incurred as of March 31, 2021. The property is encumbered by a first mortgage that has no balance at March 31, 2021 and December 31, 2020. The Company is jointly and severally liable for the full mortgage balance.

The amounts reflected in the following table are based on the historical financial information of the unconsolidated affiliates.

The following is a summary of the financial position of the unconsolidated affiliates as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020

	(in thousands)
ASSETS
Real estate investments	$86,983	$74,991
Accumulated depreciation	(9,939)	(9,692)
	77,044	65,299
Cash and cash equivalents	282	249
Restricted deposits and funded reserves	192	384
Other assets, net	296	180
Total Assets	$77,814	$66,112

LIABILITIES
Mortgage notes payable, net	$51,016	$41,405
Tenant security deposits payable	17	2
Accrued expenses and other liabilities	6,543	6,533
Total Liabilities	$57,576	$47,940
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$20,238	$18,172

	$77,814	$66,112

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of results of operations of the unconsolidated affiliates for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020

	(in thousands)
Income from rental operations	$880	$963
Expenses from rental operations	234	259
Net operating income	$646	$704
Depreciation and Amortization	247	171
Interest	417	244
Net (loss) income	$(18)	$289

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of March 31, 2021	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$18,965	$(13,177)	$5,788
Above-market leases	2,617	(1,330)	1,287
	$21,582	$(14,507)	$7,075
Lease Intangible Liabilities
Below-market leases	$(2,881)	$1,934	$(947)

	Lease	Accumulated	Lease
As of December 31, 2020	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$19,768	$(13,727)	$6,041
Above-market leases	2,618	(1,292)	1,326
	$22,386	$(15,019)	$7,367
Lease Intangible Liabilities
Below-market leases	$(2,957)	$1,963	$(994)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2021 (April 1, 2021 - December 31, 2021)	$829	$137
2022	987	164
2023	849	151
2024	849	151
2025	849	151
Thereafter	2,712	193
	$7,075	$947

The weighted average amortization period for the intangible assets, in-place leases, above-market leases, and below-market leases acquired as of March 31, 2021 was 7.2 years.

When acquiring property, the portion of the purchase price allocated to in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as amortization expense. The Trust incurred amortization expense pertaining to acquired in-place lease value intangibles of $253 and $341 for the three months ended March 31, 2021 and 2020, respectively.

When acquiring property, the portion of the purchase price allocated to above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to real estate rental income. Amortization pertaining to above market lease intangibles of $39 and $52 for the three months ended March 31, 2021 and 2020, respectively, was recorded as a reduction to real estate rental income. Amortization pertaining to below market lease intangibles of $47 and $56 for the three months ended March 31, 2021 and 2020, respectively, was recorded as an increase to real estate rental income.

NOTE 7 – LINES OF CREDIT

We have a $18,300 variable rate (1-month LIBOR plus 2.25%) line of credit agreement with Wells Fargo Bank, which expires in June 2021; a $4,915 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires in June 2022; and a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022. The lines of credit are secured by specific properties. At March 31, 2021, the $4,915 variable rate line of credit with Bremer Bank secured two letters of credit totaling $746, leaving $27,469 available and unused under the agreements.  These operating lines are designed to enhance treasury management activities and more effectively manage cash balances.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios. We are not required to determine compliance with all covenants as of March 31, 2021; however, we have not received any notice of non-compliance with our covenants through the date of this filing.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	March 31,	December 31,
	2021	2020

	(in thousands)
Fixed rate mortgage notes payable (a)	$419,700	$415,665
Variable rate mortgage notes payable	7,368	7,446
Mortgage notes payable	427,068	423,111
Less unamortized debt issuance costs	1,904	1,833
	$425,164	$421,278
(a)	Includes $43,408 and $43,613 of variable rate mortgage debt that was swapped to a fixed rate at March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, we had 107 fixed rate and two variable rate mortgage loans with effective interest rates ranging from 2.11% to 6.85% per annum and a weighted average effective interest rate of 4.01% per annum on fixed rate loans and 2.25% per annum on variable rate loans.

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

Certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios. We are not required to determine compliance with all covenants as of March 31, 2021; however, we have not received any notice of non-compliance with our covenants through the date of this filing.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2021 (April 1, 2021 - December 31, 2021)	$15,835
2022	27,109
2023	50,417
2024	19,421
2025	51,057
Thereafter	263,229
Total payments	$427,068

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 9 – DERIVATIVES AND HEDGING ACTIVITIES

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

As of March 31, 2021, the Trust used nine interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. Over the next nine months, the Trust estimates that an additional $269 will be reclassified as a interest expense.

The following table summarizes the Trust’s interest rate swaps as of March 31, 2021, which effectively convert on month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,928	3.15%	November 1, 2029
November 1, 2019	$4,814	3.28%	November 1, 2029
January 10, 2020	$3,130	3.39%	January 10, 2030
June 11, 2020	$1,568	3.07%	June 15, 2030
June 11, 2020	$3,039	3.07%	June 15, 2030
June 15, 2020	$1,700	2.94%	June 15, 2030
June 15, 2020	$4,498	2.94%	June 15, 2030
July 1, 2020	$4,931	2.79%	June 10, 2030
December 2, 2020	$12,800	2.91%	December 2, 2027

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Interest rate swaps	9	9	$43,408	$43,613

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 9 to the consolidated financial statements.

	Derivatives
Derivatives designated as	March 31, 2021		December 31, 2020
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$921	Other assets, net	$—
Interest rate swaps	Accrued expenses and other liabilities	$342	Accrued expenses and other liabilities	$1,805

The carrying amount of the swaps have been adjusted to their fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting an asset and liability for the fair value of the future net payments

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

forecasted under the swap.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income.

The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the quarters ended March 31, 2021 and 2020:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from	Amount of (Gain)/Loss
Derivatives in	Recognized in Other	Accumulated other	Reclassified from
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	AOCI into Income
Relationships	on Derivatives	(AOCI) into Income	Three Months Ended
	2021		2021
Interest rate swaps	$(2,384)	Interest expense	$115
	2020		2020
Interest rate swaps	$1,486	Interest expense	$10

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties that contain a provision whereby if the Trust defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Trust could also be declared in default on its corresponding derivative obligation. The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of March 31, 2021, the termination value of derivatives in a liability position was $342. As of March 31, 2021, the Trust has pledged the properties related to the loans which are hedged as collateral.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2021		December 31, 2020
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Note receivable	$2,009	$2,091	$2,026	$2,117
Derivative assets	$921	$921	$—	$—

Financial liabilities:
Mortgage notes payable	$427,069	$451,910	$423,111	$443,100
Derivative liabilities	$342	$342	$1,805	$1,805

ASC 820-10 established a three-level valuation hierarchy for fair value measurement.  Management uses these valuation techniques to establish the fair value of the assets at the measurement date.  These valuation techniques are based upon

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2021
Derivative assets	$—	$921	$—	$921
Derivative liabilities	$—	$342	$—	$342

December 31, 2020
Derivative liabilities	$—	$1,805	$—	$1,805

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

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2021
Mortgage notes payable, net	$—	$—	$451,910	$451,910
Note receivable	$—	$—	$2,091	$2,091
December 31, 2020
Mortgage notes payable, net	$—	$—	$443,100	$443,100
Note receivable	$—	$—	$2,117	$2,117

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The rates used range from 3.05% to 3.15% and from 3.25% to 3.35% at March 31, 2021 and December 31, 2020, respectively.

Notes receivable. The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rates used range from 3.05% to 3.15% and from 3.25% to 3.35% at March 31, 2021 and December 31, 2020, respectively.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of March 31, 2021 and December 31, 2020, outstanding limited partnership units totaled 18,246,000 and 18,279,000, respectively. Total aggregate distributions per unit were $0.2650 and $0.2647 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, the Operating Partnership declared first quarter distributions of $4,835 and $4,831, respectively, to limited partners paid on April 15, 2021 and 2020, respectively.

During the three months ended March 31, 2021 and 2020, there were no limited partnership units exchanged for common shares pursuant to redemption requests.

At the sole and absolute discretion of the Trust as general partner of the limited partnership, and so long our redemption plans exists and applicable holding periods are met, Limited Partners may request the Operating Partnership redeem their limited partnership units.  The Trust as general partner on behalf of the limited partnership may choose to offer the Limited Partner: (i) cash for the redemption or, at the request of the Limited Partner, or (ii) offer shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share (the “Exchange Request”).  The Exchange Request shall be exercised pursuant to a Notice of Exchange.  If the issuance of Sterling common shares pursuant to an Exchange Request will cause the shareholder to exceed the ownership limitations, among other reasons, payment will be made to the Limited Partner in cash.  No Limited Partner may exercise an Exchange Request more than twice during any calendar year, and Exchange Requests may not be made for less than 1,000 limited partnership units.  If a Limited Partner owns fewer than 1,000 limited partnership units, all of the limited partnership units held by the Limited Partner must be exchanged pursuant to the Exchange Request.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 12 – REDEMPTION PLANS

Our Board of Trustees has approved redemption plans that enable our shareholders to sell their common shares and the partners of our Operating Partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans. Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $40,000 worth of securities. Currently, the fixed redemption price is $19.00 per share or unit under the plans, which price became effective January 1, 2021. Prior to January 1, 2021 the redemption price was $18.25 per share or unit under the plan.

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

During the three months ended March 31, 2021 and 2020, the Company redeemed 41,000 and 38,000 common shares valued at $777 and $696, respectively.  In addition, during the three months ended March 31, 2021 and 2020, the Trust redeemed 33,000 and 30,000 units valued at $628 and $541, respectively. The total amount remaining available under the plan as of March 31, 2021 is $5,920 worth of securities.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the entire beneficial interest of Sterling. As of March 31, 2021 and December 31, 2020, there were 9,968,000 and 9,855,000 common shares outstanding, respectively. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $0.2650 per share and $0.2647 per share for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and 2020, the Operating Partnership declared first quarter dividends of $2,642 and $2,527, respectively, to holders of common shares paid on April 15, 2021 and 2020, respectively.

NOTE 14 – DIVIDEND REINVESTMENT PLAN

Our Board of Trustees approved a dividend reinvestment plan to provide existing holders of our common shares with a convenient method to purchase additional common shares without payment of brokerage commissions, fees or service charges.

The estimated value per common share was $20.00 and $19.25 at March 31, 2021 and December 31, 2020, respectively. See discussion of determination of estimated value in Management Discussion and Analysis.

Therefore, the purchase price per common share for dividend reinvestments was $19.00 and $18.29 and for additional optional cash purchases was $20.00 and $19.25 at March 31, 2021 and December 31, 2020, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten day notice to participants.

In the three months ended March 31, 2021, 89,000 shares were issued pursuant to dividend reinvestments and 65,000 shares were issued pursuant to additional optional cash purchases under the plan, valued at $1,686 and $1,307 respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

In the three months ended March 31, 2020, 87,000 shares were issued pursuant to dividend reinvestments and 62,000 shares were issued pursuant to additional optional cash purchases under the plan, valued at $1,584 and $1,203, respectively.

NOTE 15 – LEASES

As of March 31, 2021, we derived 82% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of March 31, 2021, we derived 18% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

The Trust’s leases contain lease and non-lease components for utility reimbursement from our residents. We have elected to combine lease and non-lease components for all asset classes. The combined components are included in real estate rental income in our consolidated financial statements and are accounted for under ASC 842.

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended March 31, 2021
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$24,834	$4,382	$29,216
Lease income related to variable lease payments	—	1,094	1,094
Other (a)	(135)	294	159
Lease Income (b)	$24,699	$5,770	$30,469

	Three months ended March 31, 2020
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$23,203	$4,714	$27,917
Lease income related to variable lease payments	—	1,261	1,261
Other (a)	(257)	(90)	(347)
Lease Income (b)	$22,946	$5,885	$28,831

(a)	For the three months ended March 31, 2021 and 2020, “Other” is comprised of revenue adjustments related to changes in collectibility and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended March 31, 2021 and 2020 of $1,291 and $1,075, respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of March 31, 2021, non-cancelable commercial operating leases provide for future minimum rental income as follows. Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2021 (April 1, 2021 - December 31, 2021)	$11,658
2022	14,789
2023	13,454
2024	12,737
2025	12,491
Thereafter	56,308
$121,437

NOTE 16 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Alloy Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management. In connection with this restructuring transaction, the owners of Alloy Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management. Alloy Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Mr. Kenneth P. Regan, by Trustee Mr. James S. Wieland, by President Joel Thomsen, by Chief Investment Officer, Ryan M. Downs, and by the Chief Financial Officer and Treasurer Erica J. Chaffee. In addition, Mr. Regan serves as the Executive Chairman of the Advisor, and Messrs. Wieland, Thomsen, and Downs and Ms. Chaffee serve on the Board of Governors of both the Advisor and GOLDMARK Property Management.

Sterling Management, LLC, a North Dakota limited liability company formed in November 2002. The Advisor is responsible for managing day-to-day affairs, overseeing capital projects and identifying, acquiring and disposing investments on behalf of the trust.

GOLDMARK Property Management, a North Dakota limited liability company formed in 1981. GOLDMARK Property Management performs property management services for the Trust.

We have a historical and ongoing relationship with Bell Bank. Bell Bank has provided the Trust certain financial services throughout the relationship. A family member of Erica J. Chaffee, our Chief Financial Officer, is an employee of Bell Bank and could have an indirect material interest in any such engagement and related transactions.

Property Management Fee

During the three months ended March 31, 2021 and 2020, we paid property management and administrative fees to GOLDMARK Property Management, Inc. For the three months ended March 31, 2021 and 2020, we paid management fees, on-site staff costs and other miscellaneous fees required to run the property of $3,064 and $3,311, respectively, to GOLDMARK Property Management, Inc. Management fees paid during the three months ended March 31, 2021 and 2020 approximated 5% of net collected rents. In addition, during the three months ended March 31, 2021 and 2020, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $1,696 and $1,627, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Board of Trustee Fees

We incurred Trustee fees of $15 and $20 during the three months ended March 31, 2021 and 2020, respectively.  As of March 31, 2021, and December 31, 2020 we owed our Trustees $42 and $27 for unpaid board of trustee fees, respectively.  There is no cash retainer paid to Trustees.  Instead, we pay Trustees a specific number of common shares for meetings attended.

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

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and Executive Officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be and was received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 24, 2021, and is effective until March 31, 2022.

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

March 31, 2021 and 2020 (UNAUDITED)

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

TC = Total Project Cost

If Advisor shares responsibility for providing Development Services with one or more third parties, Advisor’s set Development Fee shall be reduced by the fees charged by any such third parties; provided, such adjustment is subject to a 2.5% minimum Advisor’s Development Fee. Additionally, in cases where the Advisor is sharing responsibility for providing Development Services, the Development Fee shall be capped at 2.5% of $20,000,000 ($500,000).

The below table summarizes the fees incurred and payable to our Advisor.

	March 31, 2021	March 31, 2020	March 31, 2021	December 31, 2020
	Incurred	Incurred	Due and	Due and
	Fee	Fee	Payable	Payable

	(in thousands)
Fee:
Advisory	$807	$765	$271	$278
Acquisition	$-	$302	$-	$-
Disposition	$-	$92	$-	$175
Financing	$43	$25	$38	$-
Development	$-	$-	$79	$79
Project Management	$71	$17	$-	$51

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended March 31, 2021, there were no operating partnership units issued.

During the three months ended March 31, 2020, 176,000 operating partnership units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $3,373.

Commissions

During the three months ended March 31, 2021 and 2020, we incurred real estate commissions of $250 and $324, to GOLDMARK Commercial Real Estate Services, Inc., which is controlled by Messrs. Regan and Wieland. There were no outstanding commissions owed as of March 31, 2021 or December 31, 2020.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Rental Income

During the three months ended March 31, 2021 and 2020, we received rental income of $67 and $67, respectively, under an operating lease agreement with GOLDMARK Property Management, Inc.

During the three months ended March 31, 2021 and 2020, we received rental income of $14 and $14, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate, Inc.

During the three months ended March 31, 2021 and 2020, we received rental income of $22 and $21, respectively, under operating lease agreements with our Advisor.

During the three months ended March 31, 2021 and 2020, we received rental income of $122 and $120, respectively, under an operating lease agreement with Bell Bank.

Other operational liabilities and receivables

During the three months ended March 31, 2021 and 2020, the Trust incurred $174 and $0, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. As of March 31, 2021 and December 31, 2020, operational outstanding liabilities were $121 and $684, respectively.

Debt Financing

As of March 31, 2021 and December 31, 2020, the Trust had $67,935 and $51,915, respectively, of outstanding principal on loans entered into with Bell Bank. During the three months ended March 31, 2021 and 2020, the Trust incurred interest expense on debt held with Bell Bank of $587 and $514, respectively. Accrued interest as of March 31, 2021 and December 31, 2020, related to this debt was $123 and $121, respectively.

Insurance Services

On November 1, 2020, the Trust obtained a traditional insurance policy with Bell Insurance. The policy provides coverage for the Trust’s Commercial segment. As of March 31, 2021, total premiums paid for this policy was $113. There was no such policy in place with Bell Bank as of March 31, 2020.

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

March 31, 2021 and 2020 (UNAUDITED)

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

Significant Risks and Uncertainties

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. Several uncertainties continue to exist at this time, including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the recent surge in COVID-19 cases in many states. The Trust did not incur significant disruptions for the year ended December 31, 2020 from the COVID-19 pandemic. During the quarter ended March 31, 2021, the Trust continued to monitor state and federal legislative actions and efforts regarding the eviction moratorium which affects almost all single-family and multifamily rental housing units. The Trust has seen several tenants complete the sworn statement certifying the qualifications to obtain eviction protection. The Trust is monitoring the collection rates on these tenants and, at this time is unable to predict the impact that the COVID-19 pandemic and the eviction moratorium will have on its future financial condition, results of operations and cash flows due to numerous uncertainties.

NOTE 18 – DISPOSITIONS

During the three months ended March 31, 2021, the operating partnership did not dispose of any properties. During the three months ended March 31, 2020, the Trust disposed of one property located in Apple Valley, Minnesota, for $3,670 and recognized a gain of $1,455 in March 2020.

The Trust had one property that qualified for held for sale accounting treatment and as such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of March 31, 2021 and December 31, 2020.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table shows the net book value of assets held for sale.

	March 31,	December 31,
	2021	2020

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$150	$150
Building and improvements	1,428	1,428
Real estate investments	1,578	1,578
Less accumulated depreciation	(749)	(749)
Real estate investments, net	829	829
Other assets, net	1	2

Total Assets	$830	$831

LIABILITIES
Tenant security deposits payable	$5	$5
Accrued expenses and other liabilities	$12	$—

Total Liabilities	$17	$5

NOTE 19 – ACQUISITIONS

The Trust had no acquisitions during the three months ended March 31, 2021.

The Company closed on the following acquisitions during the three months ended March 31, 2020.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

1/12/20	Wolf Creek	Fargo, ND	Apartment complex	54 units	$4,968
1/31/20	Columbia Park Village	Grand Forks, ND	Apartment complex	12 units	612
3/1/20	Belmont East & West	Bismarck, ND	Apartment complex	26 units	1,494
3/1/20	Eastbrook	Bismarck, ND	Apartment complex	24 units	1,296
3/1/20	Hawn	Fargo, ND	Apartment complex	48 units	2,400
3/1/20	Rosser	Bismarck, ND	Apartment complex	24 units	1,296

					$12,066	(a)
(a)	Acquisition price does not include capitalized closing costs and adjustments totaling $636, special assessments assumed and capitalized of $168 or additional costs incurred due to difference in unit price of $26.

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

March 31, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the acquisition date fair values, before pro-rations, the Company recorded in conjunction with the acquisitions discussed above:

	Three Months Ended
	March 31,
	2021	2020

Land, building, tenant improvements and FF&E	$-	$12,896
Other liabilities	-	(265)
Net assets acquired	-	12,631
Equity/limited partnership unit consideration	-	(9,031)
New loans	-	(3,225)

Net cash consideration	$-	$375

NOTE 20 - SUBSEQUENT EVENTS

On April 15, 2021, we paid a dividend or distribution of $0.265 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on March 31, 2021.

On April 28, 2021, the Trust disposed of a commercial real estate property located in Waite Park, Minnesota for $900.

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

Overview

Our real estate portfolio consisted of 179 properties containing 10,328 apartment units and approximately 1,642,000 square feet of leasable commercial space as of March 31, 2021. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $682,890, which includes construction in progress. Currently Sterling’s acquisition strategy and focus is solely on multifamily apartment properties.  Substantially all of our business is conducted through our Operating Partnership, of which we are the sole general partner. The Trust controls the operating partnership as the general partner and owns approximately 35.35% of the operating partnership as of March 31, 2021. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, the proportionate shares of the assets and income of the operating partnership are deemed to be the assets and income of the Trust. Subject to certain restrictions and limitations, our business is externally managed by our advisor pursuant to an advisory agreement, Sterling Management, LLC manages our operations and our portfolio of real estate properties. Sterling Management, LLC also provides portfolio-management, marketing, investor-relations and other administrative services on our behalf. We have no paid employees.

Critical Accounting Estimates

Below is accounting policies and estimates that management believes are critical to the preparation of the unaudited consolidated financial statements included in this Report. Certain accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this Report. A summary of significant accounting policies is also provided in the aforementioned notes to our consolidated financial statements (see note 2 to the unaudited consolidated financial statements). These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

Impairment of Real Estate Investments

The Trust’s investment properties are reviewed for potential impairment at the end of each reporting period whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Trust separately determines whether impairment indicators exist for each property.

Examples of situations considered to be impairment indicators include, but are not limited to:

o	a substantial decline or continued low occupancy rate;
o	continued difficulty in leasing space;
o	significant financially troubled tenants;
o	a change in plan to sell a property prior to the end of its useful life or holding period;
o	a significant decrease in market price not in line with general market trends; and
o	any other quantitative or qualitative events or factors deemed significant by the Trust’s management or board of trustees.

If the presence of one or more impairment indicators as described above is identified at the end of the reporting period or throughout the year with respect to an investment property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value.  When performing a test for recoverability or estimating the fair value of an impaired investment property, the Trust makes complex or subjective assumptions which include, but are not limited to:

o	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, demographics, holding period and property location;
o	projected capital expenditures and lease origination costs;
o	projected cash flows from the eventual disposition of an operating property using a property specific capitalization rate;
o	comparable selling prices; and
o	property specific discount rates for fair value estimates as necessary.

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the three months ended March 31, 2021 and 2020.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the three months ended March 31, 2021 included elsewhere in this report.

Principal Business Activity

Sterling Real Estate Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002. Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code. Sterling currently owns directly and indirectly 179 properties. The Trust’s 133 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings. The Trust owns 46 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 76.9% residential and 23.1% commercial (based on cost) and total $682,890 in real estate investments at March 31, 2021. The Trust has one property held for sale located in Waite Park, Minnesota at March 31, 2021.  The carrying value of assets held for sale at March 31, 2021 is $830. Currently our focus is limited to multifamily apartment properties.  We currently have no plans with respect to our commercial properties. We will consider unsolicited offers for purchase of commercial properties on a case by case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	112	6,378
	Minnesota	16	3,147
	Missouri	1	164
	Nebraska	4	639
		133	10,328

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	13	668,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		46	1,642,000

Results of Operations

Management Highlights

●	Increased reveues from rental operations by $1,854 or 6.2% for the three months ended March 31, 2021, compared to the same three month period in 2020.
●	Increased economic occupancy by 1.9% in the residential market and increased physical occupuancy by 1.5% in the commercial market for the three months ended March 31, 2021 compared to the same three month period in 2020.
●	Declared and paid dividends aggregating $0.2650 per common share for the three months ending March 31, 2021.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

	Three months ended March 31, 2021			Three months ended March 31, 2020
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$25,959	$5,801	$31,760	$23,995	$5,911	$29,906
Real Estate Expenses
Real Estate Taxes	2,579	665	3,244	2,476	688	3,164
Property Management	3,092	188	3,280	3,305	249	3,554
Utilities	2,584	240	2,824	2,419	304	2,723
Repairs and Maintenance	4,829	382	5,211	4,889	507	5,396
Insurance	763	29	792	823	39	862
Total Real Estate Expenses	13,847	1,504	15,351	13,912	1,787	15,699
Net Operating Income	$12,112	$4,297	16,409	$10,083	$4,124	14,207
Interest			4,287			4,350
Depreciation and amortization			5,328			5,252
Administration of REIT			1,201			1,162
Other income			(243)			(1,784)
Net Income			$5,836			$5,227

Net Income Attributed to:
Noncontrolling Interest			$3,784			$3,414
Sterling Real Estate Trust			$2,052			$1,813
Dividends per share (1)			$0.2650			$0.2647
Earnings per share			$0.2100			$0.1900
Weighted average number of common shares			9,983			9,562
(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $31,760 for the three months ended March 31, 2021 increased $1,854 or 6.2% in comparison to the same period in 2020. Residential property revenues increased $1,964 and commercial property revenues decreased $110.

The following table illustrates changes in occupancy for the three month periods indicated:

	March 31,	March 31,
	2021	2020
Residential occupancy	94.7%	92.8%
Commercial occupancy	91.9%	90.0%

Residential revenues for the three months ended March 31, 2021 increased $1,964 in comparison to the same period for 2020. Residential properties acquired since January 1, 2020 contributed approximately $1,072 to the increase in total residential revenues for the three months ended March 31, 2021. The remaining increase is due to increased rent charges at our stabilized properties as well as decreased vacancy in the Fargo market. The residential occupancy rates for the three months ended March 31, 2021 increased 1.9% primarily due to decreased vacancy, caused by rent proceeds received on delinquent charges.

For the three months ended March 31, 2021, total commercial revenues decreased $110 in comparison to the same period for 2020. The decrease was primarily attributable to the sale of three commercial real estate investments in 2020. These properties account for $324 of decreased commercial rent during the three months ended March 31, 2021. The overall commercial income decrease was offset due to straight line rental income from new leases entered into at commercial properties located in Fargo, ND and Minneapolis, MN. The commercial occupancy rates for the three months ended March 31, 2021 increased 1.9% primarily due to new leases entered into in the Fargo, ND market.

Expenses

Residential expenses from operations of $13,847 during the three months ended March 31, 2021 decreased $65 or 0.5% in comparison to the same period in 2020. The decrease was attributed to a reduction in property management fees, on-site staff costs and other miscellaneous expenses of $221 or 6.7%. Property management fees approximate 5% of net collected rent. This decrease is offset by increased real estate taxes of $103 or 4.2%. The main reason for the increase in real estate taxes is related to residential property acquisitions during the year ended December 31, 2020, which accounts for $60 of the increase. Further, the decrease was offset by increased utilities expense of $165 or 6.8%, driven by an increase in water and sewer expense during the three months ended March 31, 2021.

Commercial expenses from operations of $1,504 during the three months ended March 31, 2021 decreased $283 or 15.8% in comparison to the same period in 2020. The decrease in overall expenses is attributed to a decrease in repairs and maintenance expense of $125 or 24.7% with snow removal accounting for $31 or 24.8% of the decrease. Utility expenses during the three months ended March 31, 2021 decreased by $64 or 21.1% in comparison to the same period 2020, also contributed to the overall decrease.

Interest expense of $4,287 during the three months ended March 31, 2021 decreased $63 or 1.4% in comparison to the same period in 2020. Pay offs of higher interest rate loans during 2020, decreased the overall weighted average interest rate on our consolidated mortgage debt by 31 basis points. The lower consolidated mortgage rate decreased total interest paid on mortgages by $85 as compared to the same period in 2020, bringing mortgage interest expense as a percentage of income to 13.5% versus 14.5% in 2020. Additionally, interest expense on construction in progress, offset the decrease in interest expense. Interest expense for construction in progress is classified as a contra-expense account, offsetting interest expense and resulting in an increase of $37 in interest expense.

Depreciation and amortization expense of $5,328 during the three months ended March 31, 2021 increased $76 or 1.4%. The increase is primarily due to the property acquisitions that occurred in 2020. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets.  Depreciation and amortization expense as a percentage of rental income for the three months ended March 31, 2021 and 2020 was 16.8% and 17.6%, respectively.

REIT administration expenses of $1,201 during the three months ended March 31, 2021 increased $39 or 3.4% compared to the same period in 2020. The increase is attributable to an increase in the amount of the REIT advisory fee.

Other income of $243 for the three months ended March 31, 2021 decreased $1,541 or 86.4% in comparison to the same period in 2020. The decrease is attributed to disposition activity in the first quarter of 2020 that did not occur in the same period in 2021. The total gain on the sale of a real estate investment during the three months ended March 31, 2020 was $1,455.

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

Net Income

Net income for the three months ended March 31, 2021 was $5,836 compared to $5,227 for the three months ended March 31, 2020.

Known Trends, Events and Uncertainties

COVID-19 Impact

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. A number of uncertainties continue to exist at this time including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the surge in COVID-19 cases in many states. While the Trust did not incur significant disruptions during the year ended December 31, 2020 from the COVID-19 pandemic, the effects of the ongoing COVID-19 pandemic could have material adverse effects on our business and results of operations so long as COVID-19 continues to impact the U.S. economy. The extent to which the economic disruption associated with the COVID-19 pandemic impacts our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.  In particular, during the three months ended March 31, 2021, the Trust continued to monitor state and federal legislative actions and efforts in regard to the eviction moratorium which affects almost all single-family and multifamily rental housing units. The Trust has seen a number of tenants complete the sworn statement certifying the qualifications to obtain eviction protection. The Trust is monitoring the collection rates on these tenants and, at this time is unable to predict the impact that COVID-19 and the eviction moratorium will have on its future financial condition, results of operations and cash flows due to numerous uncertainties.

As of March 31, 2021, the Trust received certain rent relief requests as a result of COVID-19. These requests were received principally from office tenants and most often in the form of rent deferral requests. Few rental defaults have occurred to date and the Trust is pursuing legal remedies as to these amounts which are not material in the aggregate. The Trust will continue to evaluate any further tenant rent relief requests on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, nor will the Trust forgo its contractual rights under its lease agreements.

Property Acquisitions and Dispositions

Property Acquisitions and Dispositions during the three months ended March 31, 2021

There were no acquisitions or dispositions during the three months ended March 31, 2021.

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

See Notes 18 and 19 to the Consolidated Financial Statements included above for more information regarding our acquisitions and dispositions during the three months ended March 31, 2021 and 2020.

Construction in Progress and Development Projects

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

Construction in progress as of March 31, 2021 consists primarily of construction at Bell Plaza located in Minneapolis, Minnesota, the Montreal Courts Apartments located in Little Canada, Minnesota, the Bayview Apartments located in Fargo, North Dakota, and Trustmark located in Fargo, North Dakota. The Bell Plaza work includes updated HVAC and thermostats throughout the building. Current expectations are that the project will be completed in the second quarter of 2021 and the current project budget approximates $1,000 of which $998 has been incurred and included in construction in progress. The Montreal Courts development consists of a new clubhouse. The current project budget approximates $1,965 of which $1,827 has been incurred and the remaining budgeted cost is accrued for at March 31, 2021. The project is included in construction in progress until final payment of all costs have been made which is expected to occur during the second quarter of 2021. The Bayview Apartments development consists of new windows and siding. Current expectations are that the project will be completed in the second quarter of 2021 and the current project budget approximates $1,501 of which $1,418 has been incurred and is included in construction in progress. The Trustmark construction primarily consists of office demolition and clearing, as well as tenant space remodel and build-outs. Current expectations are that the projects will be completed in the second quarter of 2021 and the current project budgets approximate $5,398 of which $2,968 has been incurred and is included in construction in progress.

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

The following tables include calculations of FFO and the reconciliations to net income, for the three months ended March 31, 2021 and 2020, respectively. We believe these calculations are the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended March 31, 2021			Three months ended March 31, 2020
		Weighted Avg	Per		Weighted Avg	Per
		Shares and	Share and		Shares and	Share and
	Amount	Units(1)	Unit (2)	Amount	Units(1)	Unit (2)

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,052	9,983	$0.21	$1,813	9,562	$0.19

Add back:
Noncontrolling Interest - OPU	3,753	18,260		3,419	18,036
Depreciation & Amortization from continuing operations	5,328			5,252
Pro rata share of unconsolidated affiliate depreciation & amortization	140			94
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—			(1,455)
Funds from operations applicable to common shares and limited partnership units (FFO)	$11,273	28,243	$0.40	$9,123	27,598	$0.33
(1)	Please see Note 11 and Note 13 to the consolidated financial statements included above for more information.
(2)	Net Income is calculated on a per share basis. FFO are calculated on a per share and unit basis.

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

Lease Expirations and Occupancy

Generally our residential leases are for a term of one year or less. There are two commercial leases expiring within the next twelve months that are considered significant. As of March 31, 2021 and 2020, revenues of $327 and $321, respectively, were received from these leases. The Advisor, with the assistance of our property managers, actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term. In the cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.

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

Net cash provided by operating activities was $8,909 and $7,184 for the three months ended March 31, 2021 and 2020, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $4,116 and $1,613 for the three months ended March 31, 2021 and 2020, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the three months ended March 31, 2021 and 2020, cash flows used in investing activities related to the acquisition of properties and capital expenditures was $3,686 and $5,433, respectively. Cash outlays related to investments in unconsolidated affiliates was $2,090 and $38 during the three months ended March 31, 2021 and 2020, respectively. Gains from involuntary conversions for the three months ended March 31, 2021 was $1,642. Gains from sale of real estate investments during the three months ended March 31, 2020 was $3,494.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $2,081 and $7,260 for the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021, we paid $5,761 in dividends and distributions, redeemed $1,405 of shares and units, received proceeds of $18,485 from new mortgage notes, and made mortgage principal payments of $14,528. For the three months ended March 31, 2020, we paid $5,534 in dividends and distributions, redeemed $1,237 of shares and units, received proceeds of $7,788 from new mortgage notes, and made mortgage principal payments of $9,129.

Estimated Value of Units/Shares

The Board of Trustees determined an estimate of fair value for the trust shares in the first three months of 2021 and 2020.  In addition, the Board of Trustees, acting as general partner for the operating partnership, determined an estimate of fair value for the limited partnership units in the first three months of 2021 and 2020.  In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations.  The Board typically determines the share price on an annual basis. The trustees determine the price in their discretion and use data points to guide their determination which is typically based on a consensus of opinion. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information. The fair value was not determined based on, nor intended to comply with, fair value standards under US GAAP and the value may not be indicative of the price we would get for selling our assets in their current condition.

The Board determined the fair value of the shares and limited partnership units to be $20.00 per share/unit effective January 1, 2021. The Board determined the fair value of the shares and limited partnership units to be $19.25 per share/unit effective January 1, 2020.

Determination of price is a matter within the Board’s sole discretion. The Trust does not determine price based on any rate formula or specific factors. At this time, no shares are held in street name accounts and the Trust is not subject to FINRA’s specific pricing requirements set out in Rule 2340 or otherwise. Thus, the Trust does not employ any specific valuation methodology or formula. Rather, the Board looks to available data and information, which is often adjusted and weighted to comport more closely with the assets held by the Trust at the time of valuation. The principal valuation methodology utilized is the NAV calculation/direct capitalization method. The information made available to the Board is assembled by the Trust’s Advisor.

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

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2021 to March 31, 2021 totaling $2,642 or $0.2650 per share, of which $963 were cash dividends and $1,679 were reinvested under the dividend reinvestment plan. The cash dividends were paid with the $8,909 from our cash flows from operations and $1 provided by distributions from unconsolidated affiliates.

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

The following table presents certain information regarding our dividend coverage:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Cash flows provided by operations (includes net income of $5,836 and $5,227, respectively)	$8,909	$7,184
Distributions in excess of earnings received from unconsolidated affiliates	1	105
Gain (Loss) on sales of real estate and non-real estate investments	—	1,455
Dividends declared	(2,642)	(2,527)
Excess	$6,268	$6,217

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the three months ended March 31, 2021, we declared quarterly distributions totaling $4,835 to holders of limited partnership units in our operating partnership, which we paid on April 15, 2021. Distributions were paid at a rate of $0.2650 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the three months ended March 31, 2020, we declared quarterly distributions totaling $4,831 to holders of limited partnership units in our operating partnership, which we paid on April 15, 2020. Distributions were paid at a rate of $0.2647 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the three months ended March 31, 2021, we paid aggregate dividends and distributions of $7,447, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $11,273 for the three months ended March 31, 2021; therefore we believe our dividend and distribution policy is sustainable over time. For the three months ended March 31, 2020, we paid aggregate dividends and distributions of $7,118, which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $9,123 as of the three months ended March 31, 2020. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Cash Resources

At March 31, 2021, our cash resources consisted of cash and cash equivalents totaling approximately $13,888. Our cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $51,314, which could potentially be used as collateral to secure additional financing in future periods.

At March 31, 2021, there was no balance outstanding on the lines of credit. Of the $28,215 available as of March 31, 2021, one variable rate line of credit secured two letters of credit totaling $746, leaving $27,469 available and unused under the agreements. See Note 7 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us. During the three months ended March 31, 2021, we did not sell any common shares in a private placement. During the three months ended March 31, 2021, 89,000 common shares were issued pursuant to dividend reinvestments and 65,000  were issued pursuant to additional optional cash purchases under the plan, and raised gross proceeds of $2,993. During the three months ended March 31, 2020, we did not sell any common shares in a private placement. During the three months ended March 31, 2020, 87,000 common shares were issued pursuant to dividend reinvestments and 62,000 were issued pursuant to additional optional cash purchases under the plan, and raised gross proceeds of $2,787.

During the three months ended March 31, 2021, we issued no limited partnership units in connection with acquisition of properties.

During the three months ended March 31, 2020, we issued 469,000 limited partnership units in connection with six properties acquired.

Unconsolidated Affiliate Arrangements

As of March 31, 2021 and December 31, 2020, we had debt obligations related to investments in unconsolidated affiliates of $52,276 and $41,559, respectively. The Trust is jointly and severally liable for the full mortgage balance.

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

The carrying amount of our interest rate swaps have been adjusted to their fair value at March 31, 2021, resulting in a liability of $341 and asset of $920. As of December 31, 2020, the fair value adjustment resulted in a liability of $1,805.

As much of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 13, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Sterling Real Estate Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Sterling Real Estate Trust’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

At December 31, 2020, the Trust concluded its internal controls over financial reporting surrounding management’s review of the appropriate hedging documentation failed to identify the drafting error in the internal documentation relating to the method used to test the effectiveness of the Trust’s hedging relationships. In addition, the contemporaneous documentation and fair value hedge effectiveness requirements of ASC 815 were not applied appropriately for the hedging relationships at inception.  The ineffectiveness of these internal controls did not result in a restatement of previously issued interim or annual consolidated financial statements.

As of March 31, 2021, the following remediation measures have been implemented:

i.	Improved training, education and accounting reviews designed to ensure that all relevant personnel involved in derivative transactions understand and apply hedge accounting in compliance with generally accepted accounting principles, including ASC 815 and its related interpretations.
ii.	Enlisting the use of a third-party specialist for any new hedging relationship entered into subsequent to the date of the financial statements being issued, to evaluate the effectiveness of the hedging relationship at the inception of each hedge.
iii.	All hedges entered into by the Trust prior to March 31, 2021, have been subsequently re-designated and are considered to be highly effective hedges.

We believe these remediation measures have strengthened our internal control over financial reporting and  have remediated the material weakness identified as of December 31, 2020.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended March 31, 2021.

Other Sales

During the three months ended March 31, 2021, we did not issued any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(a)(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2021:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2021	9,000	—	$19.00	1,371,000	899,000	$7,157
February 1-29, 2021	21,000	26,000	$19.00	1,392,000	925,000	$6,274
March 1-31, 2021	11,000	7,000	$19.00	1,403,000	932,000	$5,920
Total	41,000	33,000

For the three months ended March 31, 2021, we redeemed all shares or units for which we received redemption requests.  In addition, for the three months ended March 31, 2021, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $40,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of March 31, 2021, was $5,920. The redemption price for such shares and units redeemed under the plan was fixed at $19.00 per share or unit, which became effective January 1, 2021. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

Item 6. Exhibits.

Exhibit
Number	Title of Document

10.1

Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan approved March 25, 2021 (incorporated by reference to Exhibit No. 10.1 to the Trust’s Current Report on Form 8-K filed March 31, 2021).

10.2	Tenth Amended and Restated Advisory Agreement, effective April 1, 2021 (incorporated by reference to Exhibit No. 10.2 to the Trust’s current report on Form 8-K filed March 31, 2021).
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline iXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Shareholders’ Equity for three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:May 14, 2021

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Erica J. Chaffee
Erica J. Chaffee
Chief Financial Officer
(Principal Financial Officer)