Form 10-Q
period 2021-06-30
Sterling Real Estate Trust
filed 2021-08-11
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

Or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ------------to------------

Commission File Number: 000-54295

Sterling Real Estate Trust

d/b/a Sterling Multifamily Trust

(Exact name of registrant as specified in its charter)

North Dakota	90-0115411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4340 18th Ave S., Suite 200, Fargo, North Dakota	58103
(Address of principal executive offices)	(Zip Code)

(701) 353-2720

(Registrant’s telephone number, including area code)

1711 Gold Drive South, Suite 100, Fargo, North Dakota

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2021
Common Shares of Beneficial Interest, $0.01 par value per share	10,213,214.70

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of June 30, 2021 (UNAUDITED) and December 31, 2020

	June 30,	December 31,
	2021	2020

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$121,104	$119,088
Building and improvements	731,346	712,560
Construction in progress	10,216	13,640
Real estate investments	862,666	845,288
Less accumulated depreciation	(168,972)	(160,575)
Real estate investments, net	693,694	684,713
Cash and cash equivalents	11,529	11,716
Restricted deposits	14,338	15,919
Investment in unconsolidated affiliates	11,517	9,659
Notes receivable	640	2,026
Assets held for sale	—	831
Lease intangible assets, less accumulated amortization of $11,961 in 2021 and $15,019 in 2020	6,796	7,367
Other assets, net	14,773	10,798

Total Assets	$753,287	$743,029

LIABILITIES
Mortgage notes payable, net	$429,916	$421,278
Dividends payable	7,493	7,447
Tenant security deposits payable	5,154	4,908
Lease intangible liabilities, less accumulated amortization of $1,662 in 2021 and $1,963 in 2020	901	994
Liabilities related to assets held for sale	—	5
Accrued expenses and other liabilities	14,780	16,869
Total Liabilities	458,244	451,501

COMMITMENTS and CONTINGENCIES - Note 13

SHAREHOLDERS' EQUITY
Beneficial interest	113,490	109,366
Noncontrolling interest
Operating partnership	179,482	181,621
Partially owned properties	2,337	2,346
Accumulated other comprehensive loss	(266)	(1,805)
Total Shareholders' Equity	295,043	291,528

	$753,287	$743,029

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED June 30, 2021 and 2020 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$31,923	$30,821	$63,683	$60,727
Expenses
Expenses from rental operations
Operating expenses	11,664	10,961	23,772	23,496
Real estate taxes	3,390	3,139	6,634	6,303
Depreciation and amortization	5,756	5,246	11,083	10,498
Interest	4,302	4,224	8,589	8,574
	25,112	23,570	50,078	48,871
Administration of REIT	1,059	1,085	2,260	2,247
Total expenses	26,171	24,655	52,338	51,118
Income from operations	5,752	6,166	11,345	9,609

Other income
Equity in (losses) income of unconsolidated affiliates	(89)	80	(116)	238
Other income	218	150	488	269
Gain on sale of real estate investments	1,710	1	1,710	1,456
Gain on involuntary conversion	687	—	687	52
	2,526	231	2,769	2,015
Net income	$8,278	$6,397	$14,114	$11,624
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	5,355	4,177	9,108	7,596
Partially owned properties	(40)	18	(9)	13
Net income attributable to Sterling Real Estate Trust	$2,963	$2,202	$5,015	$4,015

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.29	$0.23	$0.50	$0.42

Comprehensive income:
Net income	$8,278	$6,397	$14,114	$11,624
Other comprehensive gain (loss) - change in fair value of interest rate swaps	(845)	(622)	1,539	(2,109)
Comprehensive income	7,433	5,775	15,653	9,515
Comprehensive income attributable to noncontrolling interest	4,772	3,788	10,092	6,229
Comprehensive income attributable to Sterling Real Estate Trust	$2,661	$1,987	$5,561	$3,286

Weighted average Common Shares outstanding, basic and diluted	10,085	9,611	10,034	9,587

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED June 30, 2021 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2020	9,855	$ 139,105	(29,739)	$ 109,366	$ 181,621	$ 2,346	($ 1,805)	$ 291,528
Shares/units redeemed	(41)	(777)	-	(777)	(628)	-	-	(1,405)
Dividends and distributions declared	-	-	(2,642)	(2,642)	(4,835)	-	-	(7,477)
Dividends reinvested - stock dividend	89	1,686	-	1,686	-	-	-	1,686
Issuance of shares under optional purchase plan	65	1,307	-	1,307	-	-	-	1,307
Change in fair value of interest rate swaps	-	-	-	-	-	-	2,384	2,384
Net income	-	-	2,052	2,052	3,753	31	-	5,836
BALANCE AT MARCH 31, 2021	9,968	$ 141,321	($ 30,329)	$ 110,992	$ 179,911	$ 2,377	$ 579	$ 293,859
Contribution of assets in exchange for the issuance of noncontrolling interest shares					890			890
Shares/units redeemed	(15)	(292)	-	(292)	(1,853)	-	-	(2,145)
Dividends and distributions declared	-	-	(2,672)	(2,672)	(4,821)	-	-	(7,493)
Dividends reinvested - stock dividend	88	1,679	-	1,679	-	-	-	1,679
Issuance of shares under optional purchase plan	41	820	-	820	-	-	-	820
Change in fair value of interest rate swaps	-	-	-	-	-	-	(845)	(845)
Net income	-	-	2,963	2,963	5,355	(40)	-	8,278
BALANCE AT JUNE 30, 2021	10,082	$ 143,528	($ 30,038)	$ 113,490	$ 179,482	$ 2,337	($ 266)	$ 295,043

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2019	9,436	$ 131,261	($ 28,888)	$ 102,373	$ 174,221	$ 2,416	$ 37	$ 279,047
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	9,031	-	-	9,031
Shares/units redeemed	(38)	(696)	-	(696)	(541)	-	-	(1,237)
Dividends and distributions declared	-	-	(2,527)	(2,527)	(4,831)	-	-	(7,358)
Dividends reinvested - stock dividend	87	1,584	-	1,584	-	-	-	1,584
Issuance of shares under optional purchase plan	62	1,203	-	1,203	-	-	-	1,203
Change in fair value of interest rate swaps	-	-	-	-	-	-	(1,486)	(1,486)
Net income	-	-	1,813	1,813	3,419	(5)	-	5,227
BALANCE AT MARCH 31, 2020	9,547	$ 133,352	($ 29,602)	$ 103,750	$ 181,299	$ 2,411	($ 1,449)	$ 286,011
Shares/units redeemed	(57)	(1,039)	-	(1,039)	(209)	-	-	(1,248)
Dividends and distributions declared	-	-	(2,544)	(2,544)	(4,828)	-	-	(7,372)
Dividends reinvested - stock dividend	88	1,608	-	1,608	-	-	-	1,608
Issuance of shares under optional purchase plan	32	611	-	611	-	-	-	611
Change in fair value of interest rate swaps	-	-	-	-	-	-	(622)	(622)
Net income	-	-	2,202	2,202	4,177	18	-	6,397
BALANCE AT JUNE 30, 2020	9,610	$ 134,532	($ 29,944)	$ 104,588	$ 180,439	$ 2,429	($ 2,071)	$ 285,385

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2021 and 2020 (UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
OPERATING ACTIVITIES
Net income	$14,114	$11,624
Adjustments to reconcile net income to net cash from operating activities
Gain on sale of real estate investments	(1,710)	(1,456)
Gain on involuntary conversion	(687)	(52)
Equity in loss (income) of unconsolidated affiliates	116	(238)
Distributions of earnings of unconsolidated affiliates	116	238
Allowance for uncollectible accounts receivable	377	40
Depreciation	10,439	9,755
Amortization	629	733
Amortization of debt issuance costs	262	301
Effects on operating cash flows due to changes in
Other assets	(4,574)	1,976
Tenant security deposits payable	278	361
Accrued expenses and other liabilities	(2,705)	(1,761)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,655	21,521
INVESTING ACTIVITIES
Purchase of real estate investment properties	(13,102)	(375)
Capital expenditures and tenant improvements	(8,705)	(15,437)
Proceeds from sale of real estate investments and non-real estate investments	5,590	5,483
Proceeds from involuntary conversion	3,109	774
Investment in unconsolidated affiliates	(2,090)	(501)
Distributions in excess of earnings received from unconsolidated affiliates	—	141
Notes receivable payments received	1,386	(763)
NET CASH USED IN INVESTING ACTIVITIES	(13,812)	(10,678)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(358)	(228)
Payments on investment certificates and subordinated debt	(25)	—
Principal payments on special assessments payable	—	(290)
Proceeds from issuance of mortgage notes payable and subordinated debt	31,162	18,876
Principal payments on mortgage notes payable	(22,408)	(12,138)
Proceeds from issuance of shares under optional purchase plan	2,127	1,814
Shares/units redeemed	(3,550)	(2,485)
Dividends/distributions paid	(11,559)	(11,285)
NET CASH USED IN FINANCING ACTIVITIES	(4,611)	(5,736)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(1,768)	5,107
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	27,635	17,382
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$25,867	$22,489

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$11,529	$8,697
Restricted deposits	14,338	13,792
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$25,867	$22,489

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE SIX MONTHS ENDED June 30, 2021 and 2020 (UNAUDITED)

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$8,380	$8,297

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$3,365	$3,192
Dividends declared and not paid	2,672	2,544
UPREIT distributions declared and not paid	4,821	4,828
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	890	9,031
Increase in land improvements due to increase in special assessments payable	26	72
Unrealized gain (loss) on interest rate swaps	1,539	(2,108)
Acquisition of assets with new financing	—	3,225

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP or the Operating Partnership”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner of Sterling Properties, LLLP, Sterling has management responsibility for all activities of the operating partnership. As of June 30, 2021 and December 31, 2020, Sterling owned approximately 35.66% and 35.03%, respectively, of the Operating Partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and six months ended June 30, 2021. These adjustments are of a normal recurring nature.

For a complete set of the Company’s significant accounting policies, refer to Note 2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of June 30, 2021, the Trust owned approximately 35.66% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

The Operating Partnership meets the criteria as a variable interest entity (“VIE”). The Trust’s sole significant asset is its investment in the Operating Partnership. As a result, substantially all of the Trust’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Trust’s debt is an obligation of the Operating Partnership, and the Trust guarantees the unsecured debt obligations of the Operating Partnership

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

June 30, 2021 and 2020 (UNAUDITED)

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

Based on evaluation, there were no impairment losses during the six months ended June 30, 2021 and 2020.

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

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2021 and December 31, 2020 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2017.

Revenue Recognition

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted with the purpose that average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $87 and deceased revenue by $73 for the three months ended June 30, 2021 and 2020, respectively. The straight-line rent adjustment increased revenue by $192 and decreased revenue by $138 for the six months ended June 30, 2021 and 2020, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 was $3,210 and $3,012, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates. Differences between estimated recoveries and the final billed amounts, which generally are immaterial, are recognized in the subsequent year.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six months ended June 30, 2021 and 2020, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended June 30, 2021			Three months ended June 30, 2020

	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$26,230	$5,693	$31,923	$24,381	$6,440	$30,821
Expenses from rental operations	13,363	1,691	15,054	12,560	1,540	14,100
Net operating income	$12,867	$4,002	$16,869	$11,821	$4,900	$16,721
Depreciation and amortization			5,756			5,246
Interest			4,302			4,224
Administration of REIT			1,059			1,085
Other (income)/expense			(2,526)			(231)
Net income			$8,278			$6,397

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$52,190	$11,493	$63,683	$48,376	$12,351	$60,727
Expenses from rental operations	27,211	3,195	30,406	26,472	3,327	29,799
Net operating income	$24,979	$8,298	$33,277	$21,904	$9,024	$30,928
Depreciation and amortization			11,083			10,498
Interest			8,589			8,574
Administration of REIT			2,260			2,247
Other income			(2,769)			(2,015)
Net income			$14,114			$11,624

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of June 30, 2021	Residential	Commercial	Total

	(in thousands)
Real estate investments	$659,909	$202,757	$862,666
Accumulated depreciation	(125,071)	(43,901)	(168,972)
	$534,838	$158,856	693,694
Cash and cash equivalents			11,529
Restricted deposits and funded reserves			14,338
Investment in unconsolidated affiliates			11,517
Notes receivable			640
Intangible assets, less accumulated amortization			6,796
Other assets, net			14,773
Total Assets			$753,287

As of December 31, 2020	Residential	Commercial	Total

	(in thousands)
Real estate investments	$647,083	$198,205	$845,288
Accumulated depreciation	(118,363)	(42,212)	(160,575)
	$528,720	$155,993	684,713
Cash and cash equivalents			11,716
Restricted deposits and funded reserves			15,919
Investment in unconsolidated affiliates			9,659
Notes receivable			2,026
Assets held for sale			831
Intangible assets, less accumulated amortization			7,367
Other assets, net			10,798
Total Assets			$743,029

NOTE 4 – Restricted deposits

	As of June 30,	As of December 31,
	2021	2020

	(in thousands)
Tenant security deposits	$4,931	$4,730
Real estate tax and insurance escrows	815	2,058
Replacement reserves	2,080	2,137
Other funded reserves	6,512	6,994
	$14,338	$15,919

Included in restricted deposits are insurance proceeds of $1,754 that were received during the six months ended June 30, 2021, and are held in an escrow reserve account per the agreement set in place with various lenders. Funds will be released as construction costs related to the insurance claims are incurred.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – Investment in unconsolidated affiliates

Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	Total Investment in Unconsolidated Affiliates
Banner Building	2007	66.67%	$59
Grand Forks INREIT, LLC	2003	50%	2,471
SE Savage, LLC	2019	60%	3,032
SE Maple Grove, LLC	2019	60%	2,914
SE Rogers, LLC	2020	60%	3,041
			$11,517

The operating partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2021 and December 31, 2020 of $6,129 and $6,232, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner of Grand Forks Marketplace Retail Center as a tenant in common through 100% ownership in a limited liability company.  Grand Forks Marketplace Retail Center has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at June 30, 2021 and December 31, 2020 of $9,916 and $10,036, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a limited liability company that is currently developing a 190-unit multifamily property. As of  June 30, 2021, the operating partnership has contributed $2,077 in cash to SE Savage. SE Savage is located in Savage, Minnesota, with total assets of $35,893 and $27,015 as of June 30, 2021 and December 31, 2020, respectively. At it's current projection, the development is expected to be completed in the third quarter of 2021 and the current project budget approximates $38,083 of which $35,173 has been incurred as of June 30, 2021. The property is encumbered by a first mortgage with a balance at June 30, 2021 and December 31, 2020, of $26,210 and $19,436, respectively. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at June 30, 2021 of $3,275. There was no balance outstanding related to the second mortgage at December 30, 2020. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a limited liability company that is currently developing a 160-unit multifamily property. As of June 30, 2021, the operating partnership has contributed $2,975 in cash to SE Maple Grove. SE Maple Grove is located in Maple Grove, Minnesota, with total assets of $24,309 and $13,106 as of June 30, 2021 and December 31, 2020. At it's current projection, the development is expected to be completed in the second quarter of 2022 and the current project budget approximates $33,000 of which $22,346 has been incurred as of June 30, 2021. The property is encumbered by a first mortgage with a balance at June 30, 2021 and December 31, 2020 of $17,439 and $5,710, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a limited liability company that is currently developing a 165-unit multifamily property. As of June 30, 2021, the operating partnership has contributed $3,089 in cash to SE Rogers. SE Rogers holds land located in Rogers, Minnesota, with total assets of $11,796 and $4,161 as of June 30, 2021 and December 31, 2020, respectively. At it's current projection, the development is expected in the second quarter of 2022 and the current project budget approximates $34,300 of which $9,700 has been incurred as of June 30, 2021. The property is encumbered by a first mortgage that has a balance at June 30, 2021 of $4,184. There was no balance outstanding related to the first mortgage at December 30, 2020. The Company is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020

	(in thousands)
ASSETS
Real estate investments	$102,720	$74,991
Accumulated depreciation	(10,205)	(9,692)
	92,515	65,299
Cash and cash equivalents	409	249
Restricted deposits and funded reserves	350	384
Other assets, net	380	180
Total Assets	$93,654	$66,112

LIABILITIES
Mortgage notes payable, net	$66,008	$41,405
Tenant security deposits payable	63	2
Accrued expenses and other liabilities	7,576	6,533
Total Liabilities	$73,647	$47,940
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$20,007	$18,172

Total liabilities and shareholders' equity	$93,654	$66,112

The following is a summary of results of operations of the unconsolidated affiliates for the three and six months ended June 30, 2021.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Income from rental operations	$933	$678	$1,813	$1,641
Expenses from rental operations	348	173	582	432
Net operating income	$585	$505	$1,231	$1,209
Depreciation and Amortization	266	171	513	342
Interest	464	235	881	479
Other Income	-	(25)	-	(25)
Net (loss) income	$(145)	$124	$(163)	$413

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2021	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,140	$(10,594)	$5,546
Above-market leases	2,617	(1,367)	1,250
	$18,757	$(11,961)	$6,796
Lease Intangible Liabilities
Below-market leases	$(2,563)	$1,662	$(901)

	Lease	Accumulated	Lease
As of December 31, 2020	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$19,768	$(13,727)	$6,041
Above-market leases	2,618	(1,292)	1,326
	$22,386	$(15,019)	$7,367
Lease Intangible Liabilities
Below-market leases	$(2,957)	$1,963	$(994)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2021 (July 1, 2021 - December 31, 2021)	$550	$91
2022	987	164
2023	849	151
2024	849	151
2025	849	151
Thereafter	2,712	193
	$6,796	$901

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires in June 2022; and a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires June 2022. The lines of credit are secured by specific properties. At June 30, 2021, the Bremer line of credit secured two letters of credit totaling $746, leaving $9,169 available and unused under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. There were no balances outstanding on either line as of June 30, 2021 or December 31, 2020.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios on an annual and semi-annual basis.

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	June 30,	December 31,
	2021	2020

	(in thousands)
Fixed rate mortgage notes payable (a)	$424,575	$415,665
Variable rate mortgage notes payable	7,290	7,446
Mortgage notes payable	431,865	423,111
Less unamortized debt issuance costs	1,949	1,833
	$429,916	$421,278
(a)	Includes $43,202 and $43,613 of variable rate mortgage debt that was swapped to a fixed rate at June 30, 2021 and December 31, 2020, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2021 (July 1, 2021 - December 31, 2021)	$8,046
2022	27,270
2023	50,583
2024	19,591
2025	51,234
Thereafter	275,141
Total payments	$431,865

NOTE 9 – DERIVATIVES AND HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we have used derivative instruments to manage our exposure to interest rate movements and add stability to interest expense. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty; In exchange,  the Trust makes fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of June 30, 2021, the Trust used nine interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. Over the next twelve months, the Trust estimates that an additional $486 will be reclassified as an increase to interest expense.

The following table summarizes the Trust’s interest rate swaps as of June 30, 2021, which effectively convert one month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,879	3.15%	November 1, 2029
November 1, 2019	$4,780	3.28%	November 1, 2029
January 10, 2020	$3,108	3.39%	January 10, 2030
June 11, 2020	$1,558	3.07%	June 15, 2030
June 11, 2020	$3,018	3.07%	June 15, 2030
June 15, 2020	$1,688	2.94%	June 15, 2030
June 15, 2020	$4,466	2.94%	June 15, 2030
July 1, 2020	$4,905	2.79%	June 10, 2030
December 2, 2020	$12,800	2.91%	December 2, 2027

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Interest rate swaps	9	9	$43,202	$43,613

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

	Derivatives
Derivatives designated as	June 30, 2021		December 31, 2020
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$365	Other assets, net	$—
Interest rate swaps	Accrued expenses and other liabilities	$631	Accrued expenses and other liabilities	$1,805

The carrying amount of the swaps have been adjusted to their fair value at the end of the quarter. Because of changes in forecasted levels of LIBOR, a liability for the fair value of the future net payments forecasted under the swap was reported.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the quarters ended June 30, 2021and 2020:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from	Amount of (Gain)/Loss
Derivatives in	Recognized in Other	Accumulated other	Reclassified from
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	AOCI into Income
Relationships	on Derivatives	(AOCI) into Income	Three Months Ended
	2021		2021
Interest rate swaps	$(1,539)	Interest expense	$115
	2020		2020
Interest rate swaps	$2,108	Interest expense	$10

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties containing a provision whereby, if the Trust defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could also be declared in default on its corresponding derivative obligation. The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity, and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of  June 30, 2021, the termination value of derivatives in a liability position was $631. As of  June 30, 2021, the Trust has pledged the properties related to the loans which are hedged as collateral.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Trust’s financial instruments:

	June 30, 2021		December 31, 2020
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$640	$679	$2,026	$2,117
Derivative assets	$365	$365	$—	$—

Financial liabilities:
Mortgage notes payable	$431,865	$454,918	$423,111	$443,100
Derivative liabilities	$631	$631	$1,805	$1,805

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

June 30, 2021 and 2020 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2021
Derivative assets	$—	$365	$—	$365
Derivative liabilities	$—	$631	$—	$631

December 31, 2020
Derivative liabilities	$—	$1,805	$—	$1,805

Derivatives:  The fair value of interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of the derivative.

The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements.

Fair Value Disclosures

The following table presents the Trust’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2021
Mortgage notes payable	$—	$—	$454,918	$454,918
Notes receivable	$—	$—	$679	$679
December 31, 2020
Mortgage notes payable	$—	$—	$443,100	$443,100
Notes receivable	$—	$—	$2,117	$2,117

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 3.00% to 3.10% and from 3.25% to 3.35% at June 30, 2021 and December 31, 2020, respectively.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rates used range from 3.00% to 3.10% and from 3.25% to 3.35% at June 30, 2021 and December 31, 2020, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 11 – LEASES

As of June 30, 2021, we derived 82% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of June 30, 2021, we derived 18% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

The Trust’s leases contain lease and non-lease components for utility reimbursement from our residents. We have elected to combine lease and non-lease components for all asset classes. The combined components are included in real estate rental income in our consolidated financial statements and are accounted for under ASC 842.

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended June 30, 2021
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$25,141	$4,270	$29,411
Lease income related to variable lease payments	—	1,200	1,200
Other (a)	(214)	(43)	(257)
Lease Income (b)	$24,927	$5,427	$30,354

	Three months ended June 30, 2020
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$23,613	$5,035	$28,648
Lease income related to variable lease payments	—	1,451	1,451
Other (a)	(88)	(76)	(164)
Lease Income (b)	$23,525	$6,410	$29,935

(a)	For the three months ended June 30, 2021 and 2020, “other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended June 30, 2021 and 2020 of $1,570 and $885, respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Six months ended June 30, 2021
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$49,975	$8,652	$58,627
Lease income related to variable lease payments	—	2,294	2,294
Other (a)	(350)	251	(99)
Lease Income (b)	$49,625	$11,197	$60,822

	Six months ended June 30, 2020
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$46,816	$9,749	$56,565
Lease income related to variable lease payments	—	2,712	2,712
Other (a)	(342)	(166)	(508)
Lease Income (b)	$46,474	$12,295	$58,769

(a)	For the six months ended June 30, 2021 and 2020, “other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the six months ended June 30, 2021 and 2020 of $2,861 and $1,958, respectively, which is accounted for under the revenue recognition standard.

As of June 30, 2021, non-cancelable commercial operating leases provide for future minimum rental income as follows. Residential leases are not included, as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2021 (July 1, 2021 - December 31, 2021)	$7,648
2022	14,629
2023	13,996
2024	13,352
2025	13,145
Thereafter	58,947
$121,717

NOTE 12 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Alloy Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Alloy Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Alloy Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Mr. Kenneth P. Regan, by Trustee Mr. James S. Wieland, by President and CIO Joel Thomsen, and by the Chief Financial Officer and Treasurer Erica J.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Chaffee. In addition, Mr. Regan serves as the Executive Chairman of the Advisor, and Messrs. Wieland, and Thomsen, and Ms. Chaffee serve on the Board of Governors of both the Advisor and GOLDMARK Property Management, Inc.

Sterling Management, LLC, is a North Dakota limited liability company formed in November 2002. The Advisor is responsible for managing day-to-day affairs, overseeing capital projects and identifying, acquiring and disposing investments on behalf of the Trust.

GOLDMARK Property Management, Inc., is a North Dakota corporation formed in 1981. GOLDMARK Property Management, Inc. performs property management services for the Trust.

We have a historical and ongoing relationship with Bell Bank. Bell Bank has provided the Trust certain financial services throughout the relationship. Mr. Wieland, a Trustee, also serves as a Board Member of Bell Bank. Further, a family member of Erica J. Chaffee, our Chief Financial Officer, is an employee of Bell Bank. Both Mr. Wieland and Ms. Chaffee could have an indirect material interest in any such engagement and related transactions.

Property Management Fees

During the six months ended June 30, 2021 and 2020, we paid property management and administrative fees to GOLDMARK Property Management, Inc. of $6,226 and $6,411, respectively. Management fees which approximate 5% of net collected rents, account for $2,645 and $2,572 of these fees during the six months ended June 30, 2021 and 2020. In addition, during the six months ended June 30, 2021 and 2020, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $2,973 and $3,082, respectively.

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The Advisor may receive fees related to management of the Trust, acquiring, disposing, or developing real estate property, project management fees, and financing fees related to lending relationships, under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 24, 2021, effective until March 31, 2022.

Effective March 24, 2021, if the Advisor shares responsibility for providing Development Services with one or more third parties, Advisor’s set Development Fee shall be reduced by the fees charged by any such third parties; provided, such adjustment is subject to a 2.5% minimum Advisor’s Development Fee. Additionally, in cases where the Advisor is sharing responsibility for providing Development Services, the Development Fee shall be capped at 2.5% of $20,000,000 ($500,000).

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees incurred and payable to our Advisor.

	Six months ended		Due and Payable at
	June 30, 2021	June 30, 2020	June 30, 2021	December 31, 2020
	Fee	Fee	Payable	Payable

	(in thousands)
Fee:
Advisory	$1,623	$1,538	$273	$278
Acquisition	$135	$302	$135	$-
Disposition	$146	$143	$124	$175
Financing	$69	$61	$-	$-
Development	$-	$-	$79	$79
Project Management	$283	$76	$8	$51

Operating Partnership Units Issued in Connection with Acquisitions

During the six months ended June 30, 2021, there were no operating partnership units issued directly or indirectly, to affiliated entities.

During the six months ended June 30, 2020, we issued directly or indirectly, 176,000 operating partnership units to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $3,373.

Commissions

During the six months ended June 30, 2021 and 2020, we incurred real estate commissions of $278 and $324, to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of June 30, 2021, we owed $28 in commissions to GOLDMARK Commercial Real Estate, Inc. As of December 31, 2020, there were no unpaid commissions to GOLDMARK Commercial Real Estate, Inc.

Rental Income

During the six months ended June 30, 2021 and 2020, we received rental income of $47 and $46, respectively, under an operating lease agreement with our Advisor.

During the six months ended June 30, 2021 and 2020, we received rental income of $19 and $28, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate, Inc.

During the six months ended June 30, 2021 and 2020, we received rental income of $154 and $130, respectively, under operating lease agreements with GOLDMARK Property Management, Inc.

During the six months ended June 30, 2021 and 2020, we received rental income of $240 and $245, respectively, under operating lease agreements with Bell Bank.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Other operational liabilities and receivables

During the six months ended June 30, 2021 and 2020, the Trust incurred $174 and $0, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. As of June 30, 2021 and December 31, 2020, operational outstanding liabilities were $121 and $684, respectively.

Debt Financing

As of June 30, 2021 and December 31, 2020, the Trust had $67,454 and $51,915, respectively, of outstanding principal on loans entered into with Bell Bank. During the six months ended June 30, 2021 and 2020, the Trust incurred interest expense on debt held with Bell Bank of $1,224 and $1,026, respectively. Accrued interest as of June 30, 2021 and December 31, 2020, related to this debt was $143 and $121, respectively.

Mezzanine Financing

During the six months ended June 30, 2021, Sterling issued $3,275 in second mortgage financing to SE Savage. There was no outstanding receivable at December 31, 2020.

Insurance Services

On November 1, 2020, the Trust obtained a traditional insurance policy with Bell Insurance. The policy provides coverage for the Trust’s Commercial segment. As of June 30, 2021, total premiums incurred for this policy was $118. There was no such policy in place with Bell Bank as of June 30, 2020.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

June 30, 2021 and 2020 (UNAUDITED)

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

Significant Risks and Uncertainties

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. Several uncertainties continue to exist at this time, including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the recent surge in COVID-19 cases in many states. The Trust did not incur significant disruptions during the year ended December 31, 2020, or during the six month period ending June 30, 2021 from the COVID-19 pandemic. The Trust continues to monitor state and federal legislative actions and efforts regarding the eviction moratorium which affects almost all single-family and multifamily rental housing units. The Trust has seen several tenants complete the sworn statement certifying the qualifications to obtain eviction protection. The Trust is monitoring the collection rates on these tenants and, at this time is unable to predict the impact that the COVID-19 pandemic and the eviction moratorium will have on its future financial condition, results of operations and cash flows due to numerous uncertainties.

NOTE 14 – DISPOSITIONS

During the six months ended June 30, 2021, the Operating Partnership sold two properties. We sold a retail property located in Waite Park, Minnesota, for $900 and recognized a gain of $2 in April 2021. We sold a residential property located in Moorhead, Minnesota, for $4,950 and recognized a gain of $1,708 in June 2021.

During the six months ended June 30, 2020, the Operating Partnership sold two properties. We sold a retail property located in Apple Valley, Minnesota, for $3,670 and recognized a gain of $1,455 in March 2020. We sold an office property located in St. Cloud, Minnesota, for $2,050 and recognized a gain of $1 in May 2020.

NOTE 15 – ACQUISITIONS

The Trust closed on the following asset acquisitions, during the six months ended June 30, 2021.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Purchase Price

6/1/21	Flagstone	Fargo, ND	Apartment Complex	120 units	$7,789
6/1/21	Brownstone	Fargo, ND	Apartment Complex	72 units	4,392
6/1/21	Briar Pointe	Fargo, ND	Apartment Complex	30 units	1,936

					$14,117

Total consideration given for acquisitions through June 30, 2021 was completed through issuing approximately 45,000 limited partnership units of the operating partnership valued at $20.00 per unit for an aggregate consideration of approximately $890, assumed liabilities of $125, and cash of $13,102. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the fair values of the asset acquisitions, the Trust recorded in conjunction with the acquisitions discussed above, as of the acquisition date:

	Six Months Ended
	June 30,
	2021	2020

Land, building, tenant improvements and FF&E	$14,117	$12,896
Other liabilities	(125)	(265)
Net assets acquired	13,992	12,631
Equity/limited partnership unit consideration	(890)	(9,031)
New Loans	-	(3,225)

Net cash consideration	$13,102	$375

NOTE 16 - SUBSEQUENT EVENTS

On July 1, 2021 the Trust acquired two residential properties located in Fargo, North Dakota for a total purchase price of $24,532.

On July 1, 2021, the Trust entered into a $26,600, 10 year 2.99% interest rate swap agreement.

On July 15, 2021, we paid a dividend or distribution of $0.2650 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on June 30, 2021.

On July 23, 2021, the Trust entered into a $10,605, 5 year, 2.87% fixed rate lending agreement.

On August 5, 2021, the Trust entered into a $1,148, 3 year, 2.47% fixed rated lending agreement.

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

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 180 properties containing 10,434 apartment units and approximately 1,612,000 square feet of leasable commercial space as of June 30, 2021. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $693,694, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

Critical Accounting Estimates

Below are accounting policies and estimates that management believes are critical to the preparation of the unaudited consolidated financial statements included in this Report. Certain accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this Report. A summary of significant accounting policies is also provided in the aforementioned notes to our consolidated financial statements (see note 2 to the unaudited consolidated financial statements). These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties.  Based on evaluation, there were no impairment losses during the six months ended June 30, 2021 and 2020.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six months ended June 30, 2021 included elsewhere in this report.

Principal Business Activity

Sterling Real Estate Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002. Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code. Sterling currently owns directly and indirectly 180 properties. The Trust’s 135 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 45 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 76.5% residential and 23.5% commercial (based on cost) and total $693,694 in real estate investments at June 30, 2021. Sterling’s current acquisition strategy and primary focus is on multifamily apartment properties.  We currently have no plans to actively market our existing commercial properties for sale. We will consider unsolicited offers for purchase of non-multifamily properties on a case by case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	115	6,600
	Minnesota	15	3,031
	Missouri	1	164
	Nebraska	4	639
		135	10,434

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	12	638,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		45	1,612,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $1,102 or 3.6% for the three months ended June 30, 2021, compared to the same three month period in 2020.
●	Increased revenues from rental operations by $2,956 or 4.9% for the six months ended June 30, 2021, compared to same six month period in 2020.
●	Acquired three residential properties during the six months ended June 30, 2021.
●	Disposed of one residential and one commercial property during the six months ended June 30, 2021.
●	Declared dividends aggregating $0.5300 per common share for the six months ended June 30, 2021.

Results of Operations for the Three Months Ended June 30, 2021 and 2020

	Three months ended June 30, 2021			Three months ended June 30, 2020
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$26,230	$5,693	$31,923	$24,381	$6,440	$30,821
Real Estate Expenses
Real Estate Taxes	2,702	688	3,390	2,472	667	3,139
Property Management	3,197	315	3,512	3,088	215	3,303
Utilities	2,074	219	2,293	1,903	218	2,121
Repairs and Maintenance	4,615	442	5,057	4,332	405	4,737
Insurance	775	27	802	765	35	800
Total Real Estate Expenses	13,363	1,691	15,054	12,560	1,540	14,100
Net Operating Income	$12,867	$4,002	16,869	$11,821	$4,900	16,721
Interest			4,302			4,224
Depreciation and amortization			5,756			5,246
Administration of REIT			1,059			1,085
Other income			(2,526)			(231)
Net Income			$8,278			$6,397

Net Income Attributed to:
Noncontrolling Interest			$5,315			$4,195
Sterling Real Estate Trust			$2,963			$2,202
Dividends per share (1)			$0.2650			$0.2647
Earnings per share			$0.29			$0.23
Weighted average number of common shares			10,085			9,611

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $31,923 for the three months ended June 30, 2021 increased $1,102 or 3.6% in comparison to the same period in 2020. Residential property revenues increased $1,849 and commercial property revenues decreased $747.

The following table illustrates occupancy percentages for the three month periods indicated:

	June 30,	June 30,
	2021	2020
Residential occupancy	93.1%	93.4%
Commercial occupancy	82.2%	89.5%

Residential revenues for the three months ended June 30, 2021 increased $1,849 or 7.6% in comparison to the same period for 2020. Residential properties acquired since January 1, 2020 contributed approximately $1,085 to the increase in total residential revenues in the three months ended June 30, 2021. Further, increased lease renewals, resulting in decreased rental incentives contributed to the rental income increase as well as increased rent charges at our stabilized properties. Residential revenues comprised 82.2% of total revenues for the three months ended June 30, 2021 compared to 79.1% of total revenues for the three months ended June 30, 2020.

For the three months ended June 30, 2021 total commercial revenues decreased $747 or 11.6% in comparison to the same period for 2020. The dispositions of two commercial properties account for $220 of the decreased revenues during the three months ended June 30, 2021. Increased vacancy in the Minneapolis market accounts for $292 of decreased commercial revenue. Rental income proceeds related to an office property in Fargo, North Dakota decreased $264 for the quarter ended June 30, 2021 compared to the same period in 2020. Commercial revenues comprised 17.8% of the total revenues for the three months ended June 30, 2021 compared to 20.9% of total revenues for the three months ended June 30, 2020.

Expenses

Residential expenses from operations of $13,363 during the three months ended June 30, 2021 increased $803 or 6.4% in comparison to the same period in 2020.  The increase was attributed to increased project and upgrades expense of $230 or 36.0%. The increase is also attributed to increased real estate taxes of $230 or 9.3%, and utility expense of $171 or 9%, mainly in the Minneapolis, Minnesota market. Properties acquired after January 2020, account for $90 of the property management fees increase during the three months ended June 30, 2021. Actual property management fees continue to approximate 5% of net collected rents.

Commercial expenses from operations of $1,691 during the three months ended June 30, 2021 increased $151 or 9.8% in comparison to the same period in 2020. The increase was attributed to increased property management expense of $100 or 46.5%. This was related to increased advertising and marketing expenses in an office building located in Minneapolis, Minnesota in efforts to lease up vacant space. Furthermore, repairs and maintenance expense increased $37 or 9.1%. A primary factor for reported increased repairs and maintenance expense is due to deferred repairs and maintenance costs that were not able to be performed during the COVID-19 pandemic.

Interest expense of $4,302 during the three months ended June 30, 2021 increased $78 or 1.8% in comparison to the same period in 2020. Interest expense for construction in progress which is classified as a contra-expense account, decreased $154 during the three months ended June 30, 2021 compared to the same period in 2020, thus increasing the overall interest expense for the three months ended June 30, 2021 by $154. Interest expense related to financing activities decreased by $42 during the three months ended June 30, 2021 as compared to the same period in 2020. The primary reason for declining interest expense related to debt is due to the decreased weighted average interest rate on the Trust’s debt portfolio.

Depreciation and amortization expense of $5,756 during the three months ended June 30, 2021 increased $510 or 9.7% in comparison to the same period in 2020. Properties acquired since January 1, 2020 contributed approximately $243 to the increase in depreciation expense. Additionally, an increase in tenant improvement write offs of $364 for an office building in Fargo, North Dakota contributed to the increase during the three months ended June 30, 2021. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended June 30, 2021 and 2020 was 18.03% and 17.02%, respectively.

REIT administration expenses of $1,059 during the three months ended June 30, 2021 decreased $26 or 2.4% in comparison to the same period in 2020, due to additional costs incurred related to additional external audit fees incurred.

Other income of $2,526 during the three months ended June 30, 2021 increased $2,295 or 993.5% in comparison to the same period in 2020. Realized gains of $1,710 on the sale of one residential property and one retail property during the three months ended June 30, 2021 is the primary factor for the increase in other income as compared to the same period in 2020. Proceeds received for insurance claims resulted in gains on involuntary conversion being recognized during the three months ended June 30, 2021 of $687 that was not recognized during the same period in 2020. The proceeds are from a wind storm claim that occurred in June 2019.

Results of Operations for the Six Months Ended June 30, 2021

	Six months ended June 30, 2021			Six months ended June 30, 2020
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$52,190	$11,493	$63,683	$48,376	$12,351	$60,727
Real Estate Expenses
Real Estate Taxes	5,282	1,352	6,634	4,947	1,356	6,303
Property Management	6,289	504	6,793	6,394	463	6,857
Utilities	4,658	459	5,117	4,322	522	4,844
Repairs and Maintenance	9,444	824	10,268	9,221	912	10,133
Insurance	1,538	56	1,594	1,588	74	1,662
Total Real Estate Expenses	27,211	3,195	30,406	26,472	3,327	29,799
Net Operating Income	$24,979	$8,298	33,277	$21,904	$9,024	30,928
Interest			8,589			8,574
Depreciation and amortization			11,083			10,498
Administration of REIT			2,260			2,247
Other income			(2,769)			(2,015)
Net Income			$14,114			$11,624

Net Income Attributed to:
Noncontrolling Interest			$9,099			$7,609
Sterling Real Estate Trust			$5,015			$4,015
Dividends per share (1)			$0.5300			$0.5294
Earnings per share			$0.5000			$0.4200
Weighted average number of common shares			10,034			9,587
(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues of $63,683 for the six months ended June 30, 2021 increased $2,956 or 4.9% in comparison to the same period in 2020. Residential property revenues increased $3,814 and commercial property revenues decreased $858, from the prior year’s comparable six month period.

The following table illustrates occupancy percentages for the six month periods indicated:

	June 30,	June 30,
	2021	2020
Residential occupancy	93.9%	93.1%
Commercial occupancy	82.2%	89.5%

Residential revenues for the six months ended June 30, 2021 increased $3,814 or 7.9% in comparison to the same period for 2020. Residential properties acquired since January 1, 2020 contributed approximately $2,157 to the increase in total residential revenues in the six months ended June 30, 2021. Increased lease renewals, resulting in decreased rental incentives contributed to the rental income increase, as well as increased rent charges at the stabilized properties. Residential revenues comprised 82.0% of total revenues for the six months ended June 30, 2021 compared to 79.7% of total revenues for the six months ended June 30, 2020. The vacancy decrease, coincides with an increase in residential occupancy rates for the six months ended June 30, 2021 of 0.8%. Grand Forks and Fargo, North Dakota markets are the primary drivers of increased occupancy resulting in residential revenue to increase by $456 in these markets for the six months ended June 30, 2021 as compared to the same period in 2020.

For the six months ended June 30, 2021, total commercial revenues decreased $858 or 6.9% in comparison to the same period for 2020. The decrease was primarily attributed to the disposition of three commercial properties which accounted for $498 of the decrease during the six months ended June 30, 2021.Vacant office space in commercial properties located in Minneapolis, Minnesota contributed $433 of the decreased revenues. Commercial revenues comprised 18.0% of the total revenues for the six months ended June 30, 2021 compared to 20.3% of total revenues for the six months ended June 30, 2020. Commercial occupancy year-over-year decreased approximately 7.3%, primarily due to an office property that became vacant during the second quarter 2021 and is located in the Minneapolis market.

Expenses

Residential expenses from operations of $27,211 during the six months ended June 30, 2021 increased $739 or 2.8% in comparison to the same period in 2020. The increase was attributed to increased project and upgrades expense of $538 or 44.2%. The increase is also attributed to increased real estate taxes of $335 or 6.8%. Properties acquired since January 1, 2020 contributed $180 to the overall increase in real estate taxes. Further, the increase is attributed to increased utility expense of $336 or 7.8%, mainly in the Minneapolis, Minnesota market. Increased residential expenses is offset by decreased snow removal expense of $197.

Commercial expenses from operations of $3,195 during the six months ended June 30, 2021 decreased $132 or 4.0% in comparison to the same period in 2020. The decrease in overall expenses is attributed to a decrease in repairs and maintenance expense of $99 or 9.6% with snow removal accounting for $44 or 29.0% of the decrease. Utility expenses during the six months ended June 30, 2021 decreased by $63 or 12.1% in comparison to the same period 2020, also contributed to the overall decrease.

Interest expense of $8,589 during the six months ended June 30, 2021 increased $15 in comparison to the same period in 2020. Interest expense for construction in progress which is classified as a contra-expense account, decreased $191 during the six months ended June 30, 2021, compared to the same period in 2020, thus increasing the overall interest expense for the six months ended June 30, 2021 by $191. Interest expense related to financing activities decreased by $127 during the six months ended June 30, 2021 as compared to the same period in 2020. The primary reason for declining interest expense on debt is due to the decreased weighted average interest rate on the Trust’s debt portfolio.

Depreciation and amortization expense of $11,083 for the six months ended June 30, 2021 increased $585 or 5.6% in comparison to the same period in 2020. Properties acquired since January 1, 2020, contributed approximately $430 to the increase in depreciation expense. Tenant improvement write offs of $213 for an office building in Fargo, North Dakota also contributed to the increase in expense. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the six months ended June 30, 2021 and 2020 was relatively consistent at 17.4% and 17.3%, respectively.

REIT administration expenses of $2,260 for the six months ended June 30, 2021 increased $13 or 0.6% in comparison to the same period in 2020. The increase is attributed to an increase of REIT advisory fees paid and general timing variances during the year 2021, as compared to 2020.

Other income of $2,769 for the six months ended June 30, 2021 increased $754 or 37.4% in comparison to the same period in 2020. The primary reason for the increase is related to proceeds received for insurance claims resulting in recognized gains on involuntary conversion during the six months ended June 30, 2021 of $687, which did not occur during the same period in 2020. The proceeds are from a wind storm claim that occurred in June 2019. Realized gains of $253 on the sale of one commercial properties during the six months ended June 30, 2021 as compared to the same period in 2020 also contribute to the increase.

COVID-19 Impact

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. A number of uncertainties continue to exist at this time, including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the recent impacts of the COVID-19, delta variant. While the Trust did not incur significant disruptions during the six months ended June 30, 2021 from the COVID-19 pandemic, the effects of the ongoing COVID-19 pandemic could have material adverse effects on our business and results of operations, so long as COVID-19 continues to impact the U.S. economy in general and multifamily apartment communities in particular. The extent to which the economic disruption associated with the

COVID-19 pandemic impacts our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

COVID-19 Developments

During the the six months ended June 30, 2021, the Trust continued to monitor state and federal legislative actions and efforts in regards to the eviction moratorium which affects almost all single-family and multifamily rental housing units. The Trust has seen a number of residents complete the sworn statement certifying the qualifications to obtain eviction protection. The Trust has set up an allowance related to outstanding rent payments for residential properties, specific to COVID-19 of $437, primarily related to residents living in our Minnesota market. The Trust is monitoring the collection rates on these tenants and, at this time is unable to predict the impact that the COVID-19 and the eviction moratorium will have on its future financial condition, results of operations and cash flows due to numerous uncertainties.

The situation surrounding the COVID-19 pandemic remains fluid, and the Trust is actively managing its response in collaboration with residents, commercial tenants, and business partners and assessing potential impacts to financial position and operating results, as well as potential adverse impacts on our business. With legislation related to eviction moratoriums ever evoloving, management remains steadfast in working with residents to apply for rent relief programs to help pay unpaid rents, and be distributed to the properties. As of June 30, 2021, the Trust’s Property Management Company’s efforts to work with residents and apply for these funds, since the second quarter of 2020, has provided approximately $1,500 in rent help for our residential portfolio. Management continues to apply for rent help in excess of $300 in relation to the Minnesota residential portfolio, and is optimistic that these funds will be received. Our management remains committed to ensuring the safety of team members, residents, and communities, and to maintaining the financial stability of the Trust for the duration of the COVID-19 pandemic.

Construction in Progress and Development Projects

The Trust capitalizes direct and certain indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest, and financing costs cease, all project-related costs included in construction in process are reclassified to land and building and other improvements.

Construction in progress as of June 30, 2021 consists primarily of construction at Bell Plaza located in Minneapolis, Minnesota, several residential properties located in North Dakota, Minnesota,and Missouri, and Trustmark Office Park located in Fargo, North Dakota. The Bell Plaza work includes updated HVAC and thermostats throughout the building. Current expectations are that the project will be completed in the third quarter of 2021 and the current project budget approximates $1,000 of which $998 has been incurred and included in construction in progress. The Maplewood Apartment construction consists of a new roof and awnings. Current expectations are that the project will be completed in the fourth quarter of 2021 and the current project budget approximates $297 of which $281 has been incurred and included in construction in progress. The Prairiewood Meadows construction consists of the re-development of one building due to a fire. Current expectations are that the projects will be completed in the fourth quarter of 2021 and the current budget approximates $2,400, of which $726 has been incurred and is included in construction in progress. The Quail Creek Apartments projects primarily consist of work related to roof repairs and re-development of one building due to a fire. Current expectations are that the project will be completed in the fourth quarter of 2021 and the current budget approximates $894, of which $425 has been incurred and is included in construction in progress. The Trustmark construction primarily consists of office demolition and clearing, as well as tenant space remodel and build-outs. Current expectations are that the projects will be completed in the third quarter of 2021 and the current project budgets approximate $5,671 of which $5,557 has been incurred and is included in construction in progress.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and six months ended June 30, 2021 and 2020, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2021		Three months ended June 30, 2020
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,963	10,085	$2,202	9,611

Add back:
Noncontrolling Interest - OPU	5,355	18,193	4,177	18,242
Depreciation & Amortization from continuing operations	5,756		5,246
Pro rata share of unconsolidated affiliate depreciation & amortization	152		94
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1,710)		(1)
Funds from operations applicable to common shares and limited partnership units (FFO)	$12,516	28,278	$11,718	27,853

	Six months ended June 30, 2021		Six months ended June 30, 2020
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$5,015	10,034	$4,015	9,587

Add back:
Noncontrolling Interest - OPU	9,108	18,226	7,596	18,139
Depreciation & Amortization from continuing operations	11,083		10,498
Pro rata share of unconsolidated affiliate depreciation & amortization	292		189
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1,710)		(1,456)
Funds from operations applicable to common shares and limited partnership units (FFO)	$23,788	28,260	$20,842	27,726

Liquidity and Capital Resources

Our principal demands for funds will be for the (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition related expenses and operating expenses, (iii) payment of dividends/distributions (iv) payment of principal and interest on current and any future outstanding indebtedness, (v) redemptions of our securities under our redemption plans and (vi) capital improvements, development projects, and property related expenditures. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and any repurchase requests to our shareholders and the unit holders of our operating partnership from cash flow from operations; however, we may use other sources to fund dividends/distributions and repurchases, as necessary. We expect to meet cash needs for acquisitions and other real-estate investments from cash flow from operations, net proceeds of share offerings and debt proceeds.

Evaluation of Liquidity

We continually evaluate our liquidity and ability to fund future operations, debt obligations and any repurchase requests.  As part of our analysis, we consider among other items, credit quality of tenants and lease expirations and the effects of the COVID-19 pandemic on its impact on rental income proceeds.

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

Lease Expirations and Occupancy

Generally our residential leases are for a term of one year or less. There are two commercial leases expiring within the next twelve months that are considered significant. As of June 30, 2021 and 2020, revenues of $140 and $136, respectively, were received from these leases. The Advisor, with the assistance of our property managers, actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term. In the cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.

COVID-19

The Trust does not anticipate COVID-19 will result in a material reduction of our liquidity sources. The Trust anticipates our monthly collection of rent, the economic occupancy rates of our portfolio and rental rates to continue to stabilize to pre-pandemic levels. However, as the pandemic continues to evolve and produce many unknown circumstances, there is potential for rent collections and occupancy rates to vary from anticipated factors, resulting in reduced liquidity sources.

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

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash flows provided by operating activities	$16,655	$21,521
Net cash flows used in investing activities	$(13,812)	$(10,678)
Net cash flows used in financing activities	$(4,611)	$(5,736)

Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which is reduced by interest payments, direct lease costs and property-level operating expenses. Property-level operating expenses consist primarily of property management fees including salaries and wages of property management personnel, utilities, cleaning, repairs, insurance, security, building maintenance costs, and real estate taxes. Additionally, we incur general and administrative expenses, advisory fees, acquisition and disposition expenses, and financing fees.

Net cash provided by operating activities was $16,655 and $21,521 for the six months ended June 30, 2021 and 2020, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $13,812 and $10,678 for the six months ended June 30, 2021 and 2020, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the six months ended June 30, 2021 and 2020, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $21,807 and $15,812, respectively. Proceeds of $3,109 and $774 were received from involuntary conversions during the six months ended June 30, 2021 and 2020. In addition, proceeds of $5,590 and $5,483 were generated from the sales of real estate investments during the six months ended June 30, 2021 and 2020.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $4,612 and $5,736 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, we paid $11,559 in dividends and distributions, redeemed $3,550 of shares and units, received $31,162 from new mortgage notes payable, and made mortgage principal payments of $22,408. For the six months ended June 30, 2020, we paid $11,285 in dividends and distributions, redeemed $2,485 of shares and units, received $18,876 from new mortgage notes payable, and made mortgage principal payments of $12,138.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2021 to June 30, 2021 totaling $5,314 or $0.5300 per share, of which $1,891 were cash dividends and $3,422 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $16,655 from our cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2020 to June 30, 2020 totaling $5,071 or $0.5294 per share, of which $1,819 were cash dividends and $3,252 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $21,521 from our cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Cash flows provided by operations (includes net income of $14,114 and $11,624, respectively)	$16,655	$21,521
Distributions in excess of earnings received from unconsolidated affiliates	—	141
Gain (Loss) on sales of real estate and non-real estate investments	1,710	1,456
Dividends declared	(5,313)	(5,071)
Excess	$13,052	$18,047

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2021, we declared distributions totaling $9,656 to holders of limited partnership units in our operating partnership, which we paid on April 15 and July 15, 2021. Distributions were paid at a rate of $0.2650 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the six months ended June 30, 2020, we declared quarterly distributions totaling $9,659 to holders of limited partnership units in our operating partnership, which we paid on April 15 and July 15, 2020. Distributions were paid at a rate of $0.2647 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the six months ended June 30, 2021, we paid aggregate dividends of $5,250, which were paid with cash flows provided by operating activities. Our funds from operations, FFO, was $23,788. FFO is a calculation that uses normal business activities to measure operating performance and cash generated from such performance, in order to meet cash outflow requirements such as dividends. Therefore, our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2020, we paid aggregate dividends of $4,992 which were paid with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $20,842 as of the six months ended June 30, 2020.

Cash Resources

At June 30, 2021, our unrestricted cash resources consisted of cash and cash equivalents totaling approximately $11,529. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $80,596, which could potentially be used as collateral to secure additional financing in future periods.

At June 30, 2021, there was no balance outstanding on our lines of credit. The lines of credit aggregate $9,915 in total availability and are collateral for two letters of credit totaling $746, leaving $9,169 available and unused under the agreements. See Note 5 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us.

During the six months ended June 30, 2021, we did not sell any common shares in a private placement. During the six months ended June 30, 2021, we issued 177,000 and 106,000 common shares for $5,492 under the dividend reinvestment plan, through dividends reinvested and the optional share purchases. During the six months ended June 30, 2020, we did not sell any common shares in a private placement.  During the six months ended June 30, 2020, we issued 175,000 and

94,000 common shares for $5,006, under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively.

During the six months ended June 30, 2021, we issued 890,000 limited partnership units in connection with two of the three properties acquired.

Unconsolidated Affiliate Arrangements

As of June 30, 2021 and December 31, 2020, we had debt obligations related to investments in unconsolidated affiliates of $67,152 and $41,405, respectively. The Trust is jointly and severally liable for the full mortgage balance.

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

The carrying amount of our interest rate swaps have been adjusted to their fair value at June 30, 2021, resulting in a liability of $631 and asset of $366. As of December 31, 2020, the fair value adjustment resulted in a liability of $1,805.

As much of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 13, 2021.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the operating partnership issued any unregistered securities during the three months ended June 30, 2021.

Other Sales

During the three months ended June 30, 2021, we did not issue any common shares in exchange for limited partnership units of the operating partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4 (a) (2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the the three months ended June 30, 2021:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2021	9,000	—	$19.00	1,371,000	899,000	$7,157
February 1-29, 2021	21,000	26,000	$19.00	1,392,000	925,000	$6,274
March 1-31, 2021	11,000	7,000	$19.00	1,403,000	932,000	$5,920
Total	41,000	33,000

April 1-30, 2021	8,000	49,000	$19.00	1,411,000	981,000	$4,840
May 1-31, 2021	5,000	10,000	$19.00	1,416,000	991,000	$4,544
June 1-30, 2021	2,000	38,000	$19.00	1,418,000	1,029,000	$3,775
Total	15,000	97,000

For the three months ended June 30, 2021, we redeemed all shares or units for which we received redemption requests. In addition, for the the three months ended June 30, 2021, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $40,000  worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of June 30, 2021, was $3,775. The redemption price for such shares and units redeemed under the plan was fixed at $19.00 per share or unit, which became effective January 1, 2021. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 11, 2021

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Erica J. Chaffee
Erica J. Chaffee
Chief Financial Officer
(Principal Financial and Accounting Officer)