Form 10-Q
period 2021-09-30
Sterling Real Estate Trust
filed 2021-11-10
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2021
Common Shares of Beneficial Interest, $0.01 par value per share	10,357,118.45

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, 2021 (UNAUDITED) and December 31, 2020

	September 30,	December 31,
	2021	2020

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$125,333	$119,088
Building and improvements	755,294	712,560
Construction in progress	10,804	13,640
Real estate investments	891,431	845,288
Less accumulated depreciation	(174,088)	(160,575)
Real estate investments, net	717,343	684,713
Cash and cash equivalents	22,168	11,716
Restricted deposits	10,879	15,919
Investment in unconsolidated affiliates	15,147	9,659
Notes receivable	5,456	2,026
Assets held for sale	—	831
Lease intangible assets, less accumulated amortization	6,519	7,367
Other assets, net	10,888	10,798

Total Assets	$788,400	$743,029

LIABILITIES
Mortgage notes payable, net	$462,150	$421,278
Dividends payable	7,543	7,447
Tenant security deposits payable	5,174	4,908
Lease intangible liabilities, less accumulated amortization	856	994
Liabilities related to assets held for sale	—	5
Accrued expenses and other liabilities	15,761	16,869
Total Liabilities	491,484	451,501

COMMITMENTS and CONTINGENCIES - Note 13

SHAREHOLDERS' EQUITY
Beneficial interest	115,468	109,366
Noncontrolling interest
Operating partnership	179,582	181,621
Partially owned properties	2,198	2,346
Accumulated other comprehensive loss	(332)	(1,805)
Total Shareholders' Equity	296,916	291,528

	$788,400	$743,029

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED September 30, 2021 and 2020 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$33,053	$30,866	$96,736	$91,593
Expenses
Expenses from rental operations
Operating expenses	14,184	12,142	37,956	35,639
Real estate taxes	3,489	3,160	10,123	9,463
Depreciation and amortization	5,551	5,328	16,634	15,826
Interest	4,671	4,187	13,261	12,761
	27,895	24,817	77,974	73,689
Administration of REIT	1,007	972	3,267	3,218
Total expenses	28,902	25,789	81,241	76,907
Income from operations	4,151	5,077	15,495	14,686

Other income
Equity in (losses) income of unconsolidated affiliates	(67)	125	(183)	363
Other income	1,085	64	1,574	333
Gain on sale of real estate investments	—	—	1,710	1,456
Gain on involuntary conversion	549	—	1,236	52
	1,567	189	4,337	2,204
Net income	$5,718	$5,266	$19,832	$16,890
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	3,753	3,450	12,861	11,046
Partially owned properties	(139)	(28)	(148)	(15)
Net income attributable to Sterling Real Estate Trust	$2,104	$1,844	$7,119	$5,859

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.21	$0.19	$0.71	$0.61

Comprehensive income:
Net income	$5,718	$5,266	$19,832	$16,890
Other comprehensive gain (loss) - change in fair value of interest rate swaps	(66)	(17)	1,473	(2,125)
Comprehensive income	5,652	5,249	21,305	14,765
Comprehensive income attributable to noncontrolling interest	3,571	3,411	13,661	9,641
Comprehensive income attributable to Sterling Real Estate Trust	$2,081	$1,838	$7,644	$5,124

Weighted average Common Shares outstanding, basic and diluted	10,215	9,740	10,095	9,638

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED September 30, 2021 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2020	9,855	$ 139,105	($ 29,739)	$ 109,366	$ 181,621	$ 2,346	($ 1,805)	$ 291,528
Shares/units redeemed	(41)	(777)	-	(777)	(628)	-	-	(1,405)
Dividends and distributions declared	-	-	(2,642)	(2,642)	(4,835)	-	-	(7,477)
Dividends reinvested - stock dividend	89	1,686	-	1,686	-	-	-	1,686
Issuance of shares under optional purchase plan	65	1,307	-	1,307	-	-	-	1,307
Change in fair value of interest rate swaps	-	-	-	-	-	-	2,384	2,384
Net income	-	-	2,052	2,052	3,753	31	-	5,836
BALANCE AT MARCH 31, 2021	9,968	$ 141,321	($ 30,329)	$ 110,992	$ 179,911	$ 2,377	$ 579	$ 293,859
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	890	-	-	890
Shares/units redeemed	(15)	(292)	-	(292)	(1,853)	-	-	(2,145)
Dividends and distributions declared	-	-	(2,672)	(2,672)	(4,821)	-	-	(7,493)
Dividends reinvested - stock dividend	88	1,679	-	1,679	-	-	-	1,679
Issuance of shares under optional purchase plan	41	820	-	820	-	-	-	820
Change in fair value of interest rate swaps	-	-	-	-	-	-	(845)	(845)
Net income (loss)	-	-	2,963	2,963	5,355	(40)	-	8,278
BALANCE AT JUNE 30, 2021	10,082	$ 143,528	($ 30,038)	$ 113,490	$ 179,482	$ 2,337	($ 266)	$ 295,043
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	1,993	-	-	1,993
Shares issued under trustee compensation plan	3	57	-	57	-	-	-	57
Shares/units redeemed	(6)	(105)	-	(105)	(810)	-	-	(915)
Dividends and distributions declared	-	-	(2,707)	(2,707)	(4,836)	-	-	(7,543)
Dividends reinvested - stock dividend	92	1,743	-	1,743	-	-	-	1,743
Issuance of shares under optional purchase plan	44	886	-	886	-	-	-	886
Change in fair value of interest rate swaps	-	-	-	-	-	-	(66)	(66)
Net income (loss)	-	-	2,104	2,104	3,753	(139)	-	5,718
BALANCE AT SEPTEMBER 30, 2021	10,215	$ 146,109	($ 30,641)	$ 115,468	$ 179,582	$ 2,198	($ 332)	$ 296,916

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2019	9,436	$ 131,261	($ 28,888)	$ 102,373	$ 174,221	$ 2,416	$ 37	$ 279,047
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	9,031	-	-	9,031
Shares/units redeemed	(38)	(696)	-	(696)	(541)	-	-	(1,237)
Dividends and distributions declared	-	-	(2,527)	(2,527)	(4,831)	-	-	(7,358)
Dividends reinvested - stock dividend	87	1,584	-	1,584	-	-	-	1,584
Issuance of shares under optional purchase plan	62	1,203	-	1,203	-	-	-	1,203
Change in fair value of interest rate swaps	-	-	-	-	-	-	(1,486)	(1,486)
Net income (loss)	-	-	1,813	1,813	3,419	(5)	-	5,227
BALANCE AT MARCH 31, 2020	9,547	$ 133,352	($ 29,602)	$ 103,750	$ 181,299	$ 2,411	($ 1,449)	$ 286,011
Shares/units redeemed	(57)	(1,039)	-	(1,039)	(209)	-	-	(1,248)
Dividends and distributions declared	-	-	(2,544)	(2,544)	(4,828)	-	-	(7,372)
Dividends reinvested - stock dividend	88	1,608	-	1,608	-	-	-	1,608
Issuance of shares under optional purchase plan	32	611	-	611	-	-	-	611
Change in fair value of interest rate swaps	-	-	-	-	-	-	(622)	(622)
Net income	-	-	2,202	2,202	4,177	18	-	6,397
BALANCE AT JUNE 30, 2020	9,610	$ 134,532	($ 29,944)	$ 104,588	$ 180,439	$ 2,429	($ 2,071)	$ 285,385
Shares issued under trustee compensation plan	3	64	-	64	-	-	-	64
Shares/units redeemed	(6)	(118)	-	(118)	(183)	-	-	(301)
Dividends and distributions declared	-	-	(2,577)	(2,577)	(4,825)	-	-	(7,402)
Dividends reinvested - stock dividend	90	1,644	-	1,644	-	-	-	1,644
Issuance of shares under optional purchase plan	40	765	-	765	-	-	-	765
Change in fair value of interest rate swaps	-	-	-	-	-	-	(17)	(17)
Net income (loss)	-	-	1,844	1,844	3,450	(28)	-	5,266
BALANCE AT SEPTEMBER 30, 2020	9,737	$ 136,887	($ 30,677)	$ 106,210	$ 178,881	$ 2,401	($ 2,088)	$ 285,404

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2021 and 2020 (UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
OPERATING ACTIVITIES
Net income	$19,832	$16,890
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	(1,710)	(1,456)
Gain on involuntary conversion	(1,236)	(52)
Equity in loss (income) of unconsolidated affiliates	183	(363)
Distributions of earnings of unconsolidated affiliates	174	363
Allowance for uncollectible accounts receivable	502	52
Depreciation	15,665	14,716
Amortization	971	1,095
Amortization of debt issuance costs	402	463
Effects on operating cash flows due to changes in
Other assets	(1,160)	2,389
Tenant security deposits payable	298	380
Accrued expenses and other liabilities	(1,081)	1,511
NET CASH PROVIDED BY OPERATING ACTIVITIES	32,840	35,988
INVESTING ACTIVITIES
Purchase of real estate investment properties	(35,893)	(11,622)
Capital expenditures and tenant improvements	(13,629)	(24,662)
Proceeds from sale of real estate investments and non-real estate investments	5,590	5,483
Proceeds from involuntary conversion	4,095	1,077
Proceeds from sale of joint venture interest	—	—
Investment in unconsolidated affiliates	(5,845)	(1,170)
Distributions in excess of earnings received from unconsolidated affiliates	—	239
Notes receivable issued net of payments received	(3,430)	(743)
NET CASH USED IN INVESTING ACTIVITIES	(49,112)	(31,398)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(700)	(349)
Payments on investment certificates and subordinated debt	(25)	(50)
Principal payments on special assessments payable	—	(290)
Proceeds from issuance of mortgage notes payable and subordinated debt	71,530	26,135
Principal payments on mortgage notes payable	(30,360)	(15,249)
Proceeds from issuance of shares under optional purchase plan	3,013	2,579
Shares/units redeemed	(4,465)	(2,786)
Dividends/distributions paid	(17,309)	(17,012)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,684	(7,022)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	5,412	(2,432)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	27,635	17,382
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$33,047	$14,950

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$22,168	$6,499
Restricted deposits	10,879	8,451
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$33,047	$14,950

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED September 30, 2021 and 2020 (UNAUDITED)

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$12,812	$12,381

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$5,108	$4,836
Dividends declared and not paid	2,707	2,577
UPREIT distributions declared and not paid	4,836	4,825
Shares issued pursuant to trustee compensation plan	57	64
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	2,883	9,031
Increase in land improvements due to increase in special assessments payable	204	72
Unrealized gain (loss) on interest rate swaps	1,473	(2,125)
Acquisition of assets through assumption of debt and liabilities	569	538
Capitalized interest and real estate taxes related to construction in progress	200	524

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP” or the “Operating Partnership”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner of Sterling Properties, LLLP, Sterling has management responsibility for all activities of the Operating Partnership. As of September 30, 2021 and December 31, 2020, Sterling owned approximately 35.89% and 35.03%, respectively, of the Operating Partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and nine months ended September 30, 2021. These adjustments are of a normal recurring nature.

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

As of September 30, 2021, the Trust owned approximately 35.89% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

Additionally, we evaluate the need to consolidate affiliates based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”).  In determining whether we have a requirement to consolidate the accounts of an entity, management considers factors such as our ownership interest, our authority to make decisions and contractual and substantive participating rights of the limited partners and shareholders, as well as whether the entity is a variable interest entity (“VIE”) for which we have both: a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and b) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE. The Trust will consolidate the operations of a joint venture if the Trust determines that it is the primary beneficiary of a variable interest entity (VIE) and has substantial influence and control of the entity.

In instances where the Trust determines that it is not the primary beneficiary of a VIE and the Trust does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Trust will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Trust’s operations but instead its share of operations will be reflected as equity in earnings (loss) of unconsolidated entity on its consolidated statements of operations and comprehensive loss. Additionally, the Trust’s net investment in the joint venture will be reflected as investment in unconsolidated entity on the consolidated balance sheets. See Note 5 for additional details regarding variable interest entities where the Trust uses the equity method of investing.

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

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

vacant status), direct costs estimated with obtaining a new tenant, discount rates, escalation factors, standard lease terms, and tenant improvement costs.

Furniture and fixtures are stated at cost less accumulated depreciation. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Furniture and fixtures are included in the accompying consolidated balance sheets. Expenditures for routine maintenance and repairs, which do not add to the value or extend useful lives, are charged to expense as incurred.

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Furniture, fixtures and equipment	5-9 years

The Trust’s investment properties are reviewed for potential impairment indicators on each property, at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Based on evaluation, there were no impairment losses during the nine months ended September 30, 2021 and 2020.

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

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2021 and December 31, 2020 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2017.

Revenue Recognition

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted with the purpose that average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $167 and deceased revenue $31 for the three months ended September 30, 2021 and 2020, respectively. The straight-line rent adjustment increased revenue by $359 and decreased revenue by $169 for the nine months ended September 30, 2021 and 2020, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 was $3,377 and $3,012, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Reclassifications

Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications have not changed the results of operations or equity.

NOTE 3 – segment reporting

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multifamily properties. Our commercial properties include retail, office, industrial, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total segment income from rental operations less total segment expenses from rental operations (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization and certain general and administrative expenses.

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2021 and 2020, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended September 30, 2021			Three months ended September 30, 2020

	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$27,838	$5,215	$33,053	$24,858	$6,008	$30,866
Expenses from rental operations	15,352	2,321	17,673	13,506	1,796	15,302
Net operating income	$12,486	$2,894	$15,380	$11,352	$4,212	$15,564
Depreciation and amortization			5,551			5,328
Interest			4,671			4,187
Administration of REIT			1,007			972
Other (income)expense			(1,567)			(189)
Net income			$5,718			$5,266

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$80,028	$16,708	$96,736	$73,234	$18,359	$91,593
Expenses from rental operations	42,564	5,515	48,079	39,978	5,124	45,102
Net operating income	$37,464	$11,193	$48,657	$33,256	$13,235	$46,491
Depreciation and amortization			16,634			15,826
Interest			13,261			12,761
Administration of REIT			3,267			3,218
Other income			(4,337)			(2,204)
Net income			$19,832			$16,890

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of September 30, 2021	Residential	Commercial	Total

	(in thousands)
Real estate investments	$688,151	$203,280	$891,431
Accumulated depreciation	(129,054)	(45,034)	(174,088)
	$559,097	$158,246	717,343
Cash and cash equivalents			22,168
Restricted deposits			10,879
Investment in unconsolidated affiliates			15,147
Notes receivable			5,456
Intangible assets, less accumulated amortization			6,519
Other assets, net			10,888
Total Assets			$788,400

As of December 31, 2020	Residential	Commercial	Total

	(in thousands)
Real estate investments	$647,083	$198,205	$845,288
Accumulated depreciation	(118,363)	(42,212)	(160,575)
	$528,720	$155,993	684,713
Cash and cash equivalents			11,716
Restricted deposits			15,919
Investment in unconsolidated affiliates			9,659
Notes receivable			2,026
Assets held for sale			831
Intangible assets, less accumulated amortization			7,367
Other assets, net			10,798
Total Assets			$743,029

NOTE 4 – Restricted deposits

	As of September 30,	As of December 31,
	2021	2020

	(in thousands)
Tenant security deposits	$5,034	$4,730
Real estate tax and insurance escrows	1,491	2,058
Replacement reserves	2,090	2,137
Other funded reserves	2,264	6,994
	$10,879	$15,919

Included in other funded reserves are insurance proceeds of $2,264 that were received during the nine months ended September 30, 2021, and are held in an escrow reserve account per the agreement set in place with various lenders. Funds will be released as construction costs related to the insurance claims are incurred. No such proceeds were received as of December 31, 2020.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – Investment in unconsolidated affiliates

Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	Total Investment in Unconsolidated Affiliates
Banner Building	2007	66.67%	$60
Grand Forks INREIT, LLC	2003	50%	2,508
SE Savage, LLC	2019	60%	2,925
SE Maple Grove, LLC	2019	60%	2,886
SE Rogers, LLC	2020	60%	3,013
ST Oak Cliff, LLC	2021	70%	3,075
SE Brooklyn Park, LLC	2021	60%	680
			$15,147

The Operating Partnership owns a 66.67% interest as tenant in common in an office building with approximately 75,000 square feet of commercial rental space in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2021 and December 31, 2020 of $6,076 and $6,232, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns 50% interest as tenant in common through 100% ownership in a limited liability company.  The property has approximately 183,000 square feet of commercial space in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2021 and December 31, 2020 of $9,856 and $10,036, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that holds a 190-unit multifamily property. As of  September 30, 2021, the Operating Partnership has contributed $2,077 in cash to the LLC. The LLC is located in Savage, Minnesota, with total assets of $37,256 and $27,015 as of September 30, 2021 and December 31, 2020, respectively. The development was completed in the third quarter of 2021. The property is encumbered by a first mortgage with a balance at September 30, 2021 and December 31, 2020, of $26,210 and $19,436, respectively. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at September 30, 2021 of $4,835. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that is currently developing a 160-unit multifamily property. As of September 30, 2021, the Operating Partnership has contributed $2,975 in cash to the LLC. The LLC is located in Maple Grove, Minnesota, with total assets of $29,424 and $13,106 as of September 30, 2021 and December 31, 2020, respectively. At its current projection, the development is expected to be completed in the fourth quarter of 2021 and the current project budget approximates $33,029 of which $27,907 has been incurred as of September 30, 2021. The property is encumbered by a first mortgage with a balance at September 30, 2021 and December 31, 2020 of $23,107 and $5,710, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that is currently developing a 165-unit multifamily property. As of September 30, 2021, the Operating Partnership has contributed $3,089 in cash to the LLC. The LLC holds land located in Rogers, Minnesota, with total assets of $17,818 and $4,161 as of September 30, 2021 and December 31, 2020, respectively. At its current projection, the development is expected to be completed in the second quarter of 2022 and the current project budget approximates $35,042 of which $16,530 has been incurred as of September 30, 2021. The property is encumbered by a first mortgage that has a balance of $10,993 at September 30,2021. There was no balance outstanding related to the first mortgage at December 30, 2020. The Company is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

On August 25, 2021, the Trust purchased a 70% interest in a limited liability company, with a related party. The LLC is currently developing a 318-unit multifamily property. As of September 30, 2021, the Operating Partnership has contributed $3,075 in cash to the LLC. The entity holds land located in Dallas, Texas with total assets of $4,653 as of September 30, 2021. At its current projection, the development is expected to be completed in the third quarter of 2023 and the current project budget approximates $53,138 of which $4,342 has been incurred as of September 30, 2021. The property is encumbered by a construction mortgage. There was no balance outstanding related to the mortgage at September 30, 2021. The Company is jointly and severally liable for the full mortgage balance.

On September 17, 2021, the Trust purchased a 60% interest in a limited liability company, with an unrelated third party. The LLC is currently developing a 146-unit multifamily property. As of September 30, 2021, the Operating Partnership has contributed $680 in cash to the LLC. The property is located in Brooklyn Park, Minnesota, with total assets of $2,371 of September 30, 2021. At its current projection, the development is expected to be completed in the second quarter of 2023 and the current project budget approximates $32,789 of which $2,370 has been incurred as of September 30, 2021.

The following is a summary of the financial position of the unconsolidated affiliates at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020

	(in thousands)
ASSETS
Real estate investments	$121,916	$74,991
Accumulated depreciation	(10,563)	(9,692)
	111,353	65,299
Cash and cash equivalents	878	249
Restricted deposits	493	384
Other assets, net	526	180
Total Assets	$113,250	$66,112

LIABILITIES
Mortgage notes payable, net	$79,749	$41,405
Tenant security deposits payable	97	2
Accrued expenses and other liabilities	8,072	6,533
Total Liabilities	$87,918	$47,940
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$25,332	$18,172

Total liabilities and shareholders' equity	$113,250	$66,112

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of results of operations of the unconsolidated affiliates for the three and nine months ended September 30, 2021

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Income from rental operations	$1,296	$812	$3,109	$2,453
Expenses from rental operations	417	182	999	614
Net operating income	$879	$630	$2,110	$1,839
Depreciation and Amortization	358	172	871	515
Interest	644	236	1,524	715
Other Income	(9)	-	(9)	(25)
Net (loss) income	$(114)	$222	$(276)	$634

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2021	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,002	$(10,693)	$5,309
Above-market leases	2,617	(1,407)	1,210
	$18,619	$(12,100)	$6,519
Lease Intangible Liabilities
Below-market leases	$(2,555)	$1,699	$(856)

	Lease	Accumulated	Lease
As of December 31, 2020	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$19,768	$(13,727)	$6,041
Above-market leases	2,618	(1,292)	1,326
	$22,386	$(15,019)	$7,367
Lease Intangible Liabilities
Below-market leases	$(2,957)	$1,963	$(994)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2021 (October 1, 2021 - December 31, 2021)	$273	$45
2022	987	164
2023	849	151
2024	849	151
2025	849	151
Thereafter	2,712	194
	$6,519	$856

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires in June 2022; and a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2022. The lines of credit are secured by specific properties. At September 30, 2021, the Bremer line of credit secured two letters of credit totaling $67, leaving $9,848 available and unused under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. There were no balances outstanding on either line as of September 30, 2021 or December 31, 2020.

Certain line of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios on an annual and semi-annual basis.

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	September 30,	December 31,
	2021	2020

	(in thousands)
Fixed rate mortgage notes payable (a)	$457,071	$415,665
Variable rate mortgage notes payable	7,210	7,446
Mortgage notes payable	464,281	423,111
Less unamortized debt issuance costs	2,131	1,833
	$462,150	$421,278
(a)	Includes $69,490 and $43,613 of variable rate mortgage debt that was swapped to a fixed rate at September 30, 2021 and December 31, 2020, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2021 (October 1, 2021 - December 31, 2021)	$5,589
2022	27,983
2023	51,310
2024	20,840
2025	51,244
Thereafter	307,315
Total payments	$464,281

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

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of September 30, 2021, the Trust used 10 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. Over the next twelve months, the Trust estimates that an additional $869 will be reclassified as an increase to interest expense.

The following table summarizes the Trust’s interest rate swaps as of September 30, 2021, which effectively convert one month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,830	3.15%	November 1, 2029
November 1, 2019	$4,746	3.28%	November 1, 2029
January 10, 2020	$3,087	3.39%	January 10, 2030
June 11, 2020	$1,547	3.07%	June 15, 2030
June 11, 2020	$2,997	3.07%	June 15, 2030
June 15, 2020	$1,676	2.94%	June 15, 2030
June 15, 2020	$4,435	2.94%	June 15, 2030
July 1, 2020	$4,879	2.79%	June 10, 2030
December 2, 2020	$12,800	2.91%	December 2, 2027
July 1, 2021	$26,493	2.99%	July 1, 2031

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Interest rate swaps	10	9	$69,490	$43,613

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

	Derivatives
Derivatives designated as	September 30, 2021		December 31, 2020
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$524	Other assets, net	$—
Interest rate swaps	Accrued expenses and other liabilities	$856	Accrued expenses and other liabilities	$1,805

The carrying amounts of the swaps have been adjusted to their fair value at the end of the quarter. Because of changes in forecasted levels of LIBOR, an asset and a liability for the fair value of the future net payments forecasted under the swap were reported.  The interest rate swaps are accounted for as effective hedges in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the three months ended September 30, 2021and 2020:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2021		2021
Interest rate swaps	$66	Interest expense	$199
	2020		2020
Interest rate swaps	$17	Interest expense	$89

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the nine months ended September 30, 2021and 2020

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2021		2021
Interest rate swaps	$(1,473)	Interest expense	$433
	2020		2020
Interest rate swaps	$2,125	Interest expense	$145

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties containing a provision whereby, if the Trust defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, the Trust could also be declared in default on its corresponding derivative obligation. The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity, and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of September 30, 2021, the termination value of derivatives in a liability position was $856 and the termination value of derivatives in an asset position was $524. As of September 30, 2021, the Trust has pledged the properties related to the loans which are hedged as collateral.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Trust’s financial instruments:

	September 30, 2021		December 31, 2020
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$5,456	$6,642	$2,026	$2,117
Derivative assets	$524	$524	$—	$—

Financial liabilities:
Mortgage notes payable	$464,281	$486,276	$421,278	$443,100
Derivative liabilities	$856	$856	$1,805	$1,805

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2021
Derivative assets	$—	$524	$—	$524
Derivative liabilities	$—	$856	$—	$856

December 31, 2020
Derivative liabilities	$—	$1,805	$—	$1,805

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

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Trust’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2021
Mortgage notes payable	$—	$—	$486,276	$486,276
Notes receivable	$—	$—	$6,642	$6,642
December 31, 2020
Mortgage notes payable	$—	$—	$443,100	$443,100
Notes receivable	$—	$—	$2,117	$2,117

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 3.00% to 3.10% and from 3.25% to 3.35% at September 30, 2021 and December 31, 2020, respectively.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rates used range from 3.00% to 3.50% and from 3.25% to 3.35% at September 30, 2021 and December 31, 2020, respectively.

NOTE 11 – LEASES

As of September 30, 2021, we derived 83% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of September 30, 2021, we derived 17% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended September 30, 2021
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$26,748	$3,879	$30,627
Lease income related to variable lease payments	—	1,130	1,130
Other (a)	(35)	174	139
Lease Income (b)	$26,713	$5,183	$31,896

	Three months ended September 30, 2020
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$24,080	$4,630	$28,710
Lease income related to variable lease payments	—	1,352	1,352
Other (a)	(170)	(36)	(206)
Lease Income (b)	$23,910	$5,946	$29,856

(a)	For the three months ended September 30, 2021 and 2020, “other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended September 30, 2021 and 2020 of $1,157 and $1,010, respectively, which is accounted for under the revenue recognition standard.

	Nine months ended September 30, 2021
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$76,722	$12,531	$89,253
Lease income related to variable lease payments	—	3,424	3,424
Other (a)	(212)	432	220
Lease Income (b)	$76,510	$16,387	$92,897

	Nine months ended September 30, 2020
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$70,896	$14,378	$85,274
Lease income related to variable lease payments	—	4,064	4,064
Other (a)	(512)	(202)	(714)
Lease Income (b)	$70,384	$18,240	$88,624

(a)	For the nine months ended September 30, 2021 and 2020, “other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the nine months ended September 30, 2021 and 2020 of $3,839 and $2,969, respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of September 30, 2021, non-cancelable commercial operating leases provide for future minimum rental income as follows. Residential leases are not included, as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2021 (October 1, 2021 - December 31, 2021)	$3,782
2022	15,061
2023	14,474
2024	13,856
2025	13,688
Thereafter	64,381
$125,242

NOTE 12 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Alloy Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Alloy Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Alloy Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Mr. Kenneth P. Regan, by Trustee Mr. James S. Wieland, by President and CIO Joel Thomsen, and by the Chief Financial Officer and Treasurer Erica J. Chaffee. In addition, Mr. Regan serves as the Executive Chairman of the Advisor and GOLDMARK Property Management, Inc., and Messrs. Wieland and Thomsen, and Ms. Chaffee serve on the Board of Governors of the Advisor and the Board of Directors of GOLDMARK Property Management, Inc.

Sterling Management, LLC, (the “Advisor”), is a North Dakota limited liability company formed in November 2002. The Advisor is responsible for managing day-to-day affairs, overseeing capital projects and identifying, acquiring and disposing investments on behalf of the Trust.

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

Property Management Fees

During the nine months ended September 30, 2021 and 2020, we paid property management and administrative fees to GOLDMARK Property Management, Inc. of $9,634 and $9,518, respectively. Management fees which approximate 5% of net collected rents, account for $3,862 and $3,692 of these fees during the nine months ended September 30, 2021 and 2020, respectively. In addition, during the nine months ended September 30, 2021 and 2020, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $5,012 and $4,849, respectively.

During the nine months ended September 30, 2021, the Trust paid commercial property management fees to our Advisor of $87. There were no commercial property management fees paid during the nine months ended September 30, 2020 to our advisor.  Commercial property management fees are determined on a property by property basis.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Property management fees are included in operating expenses on the consolidated statement of operations.

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

Effective April , 2021, if the Advisor shares responsibility for providing Development Services with one or more third parties, Advisor’s set Development Fee shall be reduced by the fees charged by any such third parties; provided, such adjustment is subject to a 2.5% minimum Advisor’s Development Fee. Additionally, in cases where the Advisor is sharing responsibility for providing Development Services, the Development Fee shall be capped at 2.5% of $20,000,000 ($500,000).

The below table summarizes the fees incurred and payable to our Advisor.

	Nine months ended		Due and Payable at
	September 30, 2021	September 30, 2020	September 30, 2021	December 31, 2020
	Fee	Fee	Payable	Payable

	(in thousands)
Fee:
Advisory	$2,474	$2,321	$285	$278
Acquisition	$375	$500	$-	$-
Disposition	$146	$143	$-	$175
Financing	$146	$82	$5	$-
Development	$-	$-	$79	$79
Project Management	$409	$226	$11	$51

Operating Partnership Units Issued in Connection with Acquisitions

During the nine months ended September 30, 2021, there were no Operating Partnership units issued directly or indirectly, to affiliated entities.

During the nine months ended September 30, 2020, we issued directly or indirectly, 176,000 Operating Partnership units to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $3,373.

Commissions

During the nine months ended September 30, 2021 and 2020, we incurred real estate commissions of $297 and $583, respectively, to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of September 30, 2021 and December 30, 2020, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

During the nine months ended September 30, 2021 and 2020, we incurred real estate commissions of $217 and $308, respectively to GOLDMARK Property Management. As of September 30, 2021 and December 30, 2020, there were no unpaid commissions to GOLDMARK Property Management.

Rental Income

During the nine months ended September 30, 2021 and 2020, we received rental income of $77 and $63, respectively, under an operating lease agreement with our Advisor.

During the nine months ended September 30, 2021 and 2020, we received rental income of $19 and $43, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate, Inc.

During the nine months ended September 30, 2021 and 2020, we received rental income of $224 and $202, respectively, under operating lease agreements with GOLDMARK Property Management, Inc.

During the nine months ended September 30, 2021 and 2020, we received rental income of $278 and $362, respectively, under operating lease agreements with Bell Bank.

Other operational costs

During the nine months ended September 30, 2021 and 2020, the Trust incurred $187 and $1,575, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. At September 30, 2021 and December 31, 2020, operational outstanding liabilities were $62 and $191, respectively.

During the nine months ended September 30, 2021, the Trust received $1,000 from related parties, in reimbursement for expenses paid that were associated with capital projects. No reimbursements were received during the nine months ending September 30, 2020.

Debt Financing

At September 30, 2021 and December 31, 2020, the Trust had $66,915 and $51,915, respectively, of outstanding principal on loans entered into with Bell Bank. During the nine months ended September 30, 2021 and 2020, the Trust incurred interest expense on debt held with Bell Bank of $1,511 and $1,571, respectively. Accrued interest as of September 30, 2021 and December 31, 2020, related to this debt was $142 and $121, respectively.

Mezzanine Financing

As of September 30, 2021, Sterling issued $4,835 in second mortgage financing to SE Savage, LLC. There was no outstanding receivable at December 31, 2020.

During the nine months ended September 30, 2021, the Trust earned interest income of $103 related to the second mortgage financing to SE Savage, LLC. No interest income was earned during the nine months ended September 30, 2020.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Insurance Services

On November 1, 2020, the Operating Partnership obtained a traditional insurance policy with Bell Insurance. The policy provides coverage for the Trust’s Commercial segment. As of September 30, 2021, total premiums incurred for this policy was $118. There was no such policy in place with Bell Bank as of September 30, 2020.

Development Arrangements

Effective August 25, 2021, the Operating Partnership purchased a 70% interest in ST Oak Cliff Dallas, LLC. The purpose of the entity is to develop and construct a 318 unit multifamily property located in Dallas, Texas. The 30% owner, TG Oak Cliff Dallas, LLC is owned in part by Kenneth P. Regan, the Trust’s Chief Executive Officer and Trustee. Mr. Regan is also a member in Trumont Group, LLC, the developer engaged by ST Oak Cliff Dallas, LLC to oversee the development of the property. Further, Mr. Regan is also a partner in Trumont Construction, LLC, the company who was engaged to oversee the day to day construction operations of the property.

During the nine months ended September 30, 2021, the Trust incurred and paid $51 in development fees to Trumont Group, LLC. No such fees were paid during the nine months ended September 30, 2020. At September 30, 2021 the Trust owed $51 in development fees to Trumont Group, LLC. At December 31, 2020, no development fees were owed to Trumont Group, LLC.

During the nine months ended September 30, 2021, the Trust incurred and paid $12 in construction fees to Trumont Construction, LLC. No such fees were paid during the nine months ended September 30, 2020. At September 30, 2021 the Trust owed $6 in construction fees to Trumont Construction, LLC. At December 31, 2020, no construction fees were owed to Trumont Construction, LLC.

During the nine months ended September 30, 2021, the Trust incurred and paid $41 in general construction costs to Trumont Construction, LLC. No such fees were paid during the nine months ended September 30, 2020. At September 30, 2021 and December 31, 2020, no general construction costs were owed to Trumont Construction, LLC.

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

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

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

Significant Risks and Uncertainties

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. A number of uncertainties continue to exist at this time, including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the recent impacts of the COVID-19, delta variant. While the Trust did not incur significant disruptions during the nine months ended September 30, 2021 from the COVID-19 pandemic, the effects of the ongoing COVID-19 pandemic could have material adverse effects on our business and results of operations, so long as COVID-19 continues to impact the U.S. economy in general and multifamily apartment communities in particular. The extent to which the economic disruption associated with the COVID-19 pandemic impacts our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

NOTE 14 – DISPOSITIONS

During the nine months ended September 30, 2021, the Operating Partnership sold two properties. We sold a retail property located in Waite Park, Minnesota, for a sale price of $900. Net proceeds received were $853 and  the Trust recognized a gain of $2 in April 2021. We sold a residential property located in Moorhead, Minnesota, for a sale price of $4,950. Net proeeds received were $4,757 and the Trust recognized a gain of $1,708 in June 2021.

During the nine months ended September 30, 2020, the Operating Partnership sold two properties. We sold a retail property located in Apple Valley, Minnesota, for $3,670 and recognized a gain of $1,455 in March 2020. We sold an office property located in St. Cloud, Minnesota, for $2,050 and recognized a gain of $1 in May 2020.

NOTE 15 – ACQUISITIONS

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Purchase Price

6/1/21	Flagstone	Fargo, ND	Apartment Complex	120 units	$7,789
6/1/21	Brownstone	Fargo, ND	Apartment Complex	72 units	4,392
6/1/21	Briar Pointe	Fargo, ND	Apartment Complex	30 units	1,936
7/1/21	Oxford	Fargo, ND	Apartment Complex	144 units	10,227
7/1/21	Pinehurst	Fargo, ND	Apartment Complex	210 units	15,001

					$39,345

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sEPTEMBER 30, 2021 and 2020 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Total consideration given for acquisitions through September 30, 2021 was completed through issuing approximately 144,000 limited partnership units of the Operating Partnership valued at $20.00 per unit for an aggregate consideration of approximately $2,883, assumed liabilities of $569, new debt of $26,250 and cash of $9,643. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees, and reflects the fair value at the time of issuance.

The following table summarizes the fair values of the asset acquisitions, the Trust recorded in conjunction with the acquisitions discussed above, as of the acquisition date:

	Nine Months Ended
	September 30,
	2021	2020

Land, building, tenant improvements and FF&E	$39,345	$21,191
Other liabilities	(569)	(538)
Net assets acquired	38,776	20,653
Equity/limited partnership unit consideration	(2,883)	(9,031)
New loans	(26,250)	(3,225)

Net cash consideration	$9,643	$8,397

NOTE 16 - SUBSEQUENT EVENTS

On October 15, 2021, we paid a dividend or distribution of $0.2650 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on September 30, 2021.

On October 1, 2021, the Trust paid off a loan totaling $1,923. The property is unencumbered as of October 1, 2021.

On October 1, 2021, the Trust contributed $1,050 in additional equity to Bell Plaza. The Trust holds a 70% investing interest in the property.

On October 8, 2021, the Trust issued $649 in second mortgage financing to SE Savage, LLC.

On October 8, 2021, the Trust made an additional equity contribution of $742 to SE Brooklyn Park, LLC.

On October 13, 2021, the Trust made an additional equity contribution of $385 to ST Oak Cliff Dallas, LLC.

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

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 182 properties containing 10,788 apartment units and approximately 1,612,000 square feet of leasable commercial space as of September 30, 2021. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $717,343, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

Examples of situations considered to be impairment indicators include, but are not limited to:

o	a substantial decline or negative cash flows;
o	continued low occupancy rates;
o	continued difficulty in leasing space;
o	significant financially troubled tenants;
o	a change in plan to sell a property prior to the end of its useful life or holding period;
o	a significant decrease in market price not in line with general market trends; and
o	any other quantitative or qualitative events or factors deemed significant by the Trust’s management or Board of Trustees.

If the presence of one or more impairment indicators as described above is identified with respect to an investment property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value.  When performing a test for recoverability or estimating the fair value of an impaired investment property, the Trust makes complex or subjective assumptions which include, but are not limited to:

o	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, demographics, holding period and property location;
o	projected capital expenditures;
o	projected cash flows from the eventual disposition of an operating property using a property specific capitalization rate;
o	comparable selling prices; and
o	property specific discount rates for fair value estimates as necessary.

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on evaluation, there were no impairment losses during the nine months ended September 30, 2021 and 2020.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine months ended September 30, 2021 included elsewhere in this report.

Principal Business Activity

Sterling currently owns directly and indirectly 182 properties. The Trust’s 137 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 45 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 77.2% residential and 22.8% commercial (based on cost) and total $717,343 in real estate investments at September 30, 2021. Sterling’s current acquisition strategy and primary focus is on multifamily apartment properties.  We currently have no plans to actively market our existing commercial properties for sale. We will consider unsolicited offers for purchase of non-multifamily properties on a case by case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	117	6,954
	Minnesota	15	3,031
	Missouri	1	164
	Nebraska	4	639
		137	10,788

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	12	638,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		45	1,612,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $2,187 or 7.1% for the three months ended September 30, 2021, compared to the same three month period in 2020.
●	Increased revenues from rental operations by $5,143 or 5.6% for the nine months ended September 30, 2021, compared to same nine month period in 2020.
●	Acquired five residential properties during the nine months ended September 30, 2021.
●	Disposed of one residential and one commercial property during the nine months ended September 30, 2021.
●	Declared dividends aggregating $0.7100 per common share for the nine months ended September 30, 2021.

Results of Operations for the Three Months Ended September 30, 2021 and 2020

	Three months ended September 30, 2021			Three months ended September 30, 2020
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$27,838	$5,215	$33,053	$24,858	$6,008	$30,866
Real Estate Expenses
Real Estate Taxes	2,743	746	3,489	2,486	674	3,160
Property Management	3,419	540	3,959	3,100	203	3,303
Utilities	1,990	350	2,340	1,776	287	2,063
Repairs and Maintenance	6,375	654	7,029	5,351	596	5,947
Insurance	825	31	856	793	36	829
Total Real Estate Expenses	15,352	2,321	17,673	13,506	1,796	15,302
Net Operating Income	$12,486	$2,894	15,380	$11,352	$4,212	15,564
Interest			4,671			4,187
Depreciation and amortization			5,551			5,328
Administration of REIT			1,007			972
Other income			(1,567)			(189)
Net Income			$5,718			$5,266

Net Income Attributed to:
Noncontrolling Interest			$3,614			$3,422
Sterling Real Estate Trust			$2,104			$1,844
Dividends per share (1)			$0.2650			$0.2647
Earnings per share			$0.21			$0.19
Weighted average number of common shares			10,215			9,740

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $33,053 for the three months ended September 30, 2021 increased $2,187 or 7.1% in comparison to the same period in 2020. Residential property revenues increased $2,980 and commercial property revenues decreased $794.

The following table illustrates occupancy percentages for the three month periods indicated:

	September 30,	September 30,
	2021	2020
Residential occupancy	94.4%	93.2%
Commercial occupancy	78.2%	93.6%

Residential revenues for the three months ended September 30, 2021 increased $2,980 or 12.0% in comparison to the same period for 2020. Residential properties acquired since January 1, 2020 contributed approximately $1,998 to the increase in total residential revenues in the three months ended September 30, 2021. Further, increased lease renewals, resulting in decreased rental incentives contributed to the rental income increase as well as increased rent charges at our stabilized properties. Residential revenues comprised 84.2% of total revenues for the three months ended September 30, 2021 compared to 80.5% of total revenues for the three months ended September 30, 2020.

For the three months ended September 30, 2021 total commercial revenues decreased $793 or 13.2% in comparison to the same period for 2020. Increased vacancy in the Minneapolis market accounts for $533 of decreased commercial revenue. Furthermore, the dispositions of two commercial properties account for $186 of the decreased revenues during the three months ended September 30, 2021. Commercial revenues comprised 15.8% of the total revenues for the three months ended September 30, 2021 compared to 19.5% of total revenues for the three months ended September 30, 2020.

Expenses

Residential expenses from operations of $15,352 during the three months ended September 30, 2021 increased $1,846 or 13.7% in comparison to the same period in 2020.  The increase was attributed to increased project and upgrades expense of $599 or 76.6%. The increase is also attributed to increased real estate taxes of $257 or 10.3%, and utility expense of $214 or 12.0%, mainly attributed to properties acquired after January 2020. Properties acquired after January1, 2020, account for $98 of the property management fees increase during the three months ended September 30, 2021. Actual property management fees continue to approximate 5% of net collected rents.

Commercial expenses from operations of $2,321 during the three months ended September 30, 2021 increased $525 or 29.2% in comparison to the same period in 2020. The increase was attributed to increased property management expense of $337 or 166.0%. This was related to increased advertising and marketing expenses in an office building located in Minneapolis, Minnesota in efforts to lease up vacant space. Furthermore, utility expense increased $63 or 22.0% and repairs and maintenance expense increased $58 or 9.7%. A primary factor for reported increased repairs and maintenance expense is due to deferred repairs and maintenance costs that were not able to be performed during the COVID-19 pandemic.

Interest expense of $4,671 during the three months ended September 30, 2021 increased $484 or 11.6% in comparison to the same period in 2020. Interest expense related to financing activities increased by $223 during the three months ended September 30, 2021 as compared to the same period in 2020. The primary reason for increased interest expense on debt is due to increased mortgage balance on the portfolio as a whole. Capitalized interest expense related to construction in progress decreased $138 during the three months ended September 30, 2021 compared to the same period in 2020. During the three months ended September 30, 2021, interest expense was 14.1% of total revenues.

Depreciation and amortization expense of $5,551 during the three months ended September 30, 2021 increased $223 or 4.2% in comparison to the same period in 2020. Properties acquired since January 1, 2020 contributed approximately $359 to the increase in depreciation expense. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended September 30, 2021 and 2020 was 16.8% and 17.3%, respectively.

REIT administration expenses of $1,007 during the three months ended September 30, 2021 increased $35 or 3.6% in comparison to the same period in 2020, due to an increase of REIT advisory fees paid.

Other income of $1,567 during the three months ended September 30, 2021 increased $1,378 or 729.1% in comparison to the same period in 2020. During the three months ended September 30, 2021 the trust received $1,000 from related parties, for reimbursement of expenses paid that were associated with capital projects is the primary factor for the increase in other income as compared the same period for 2020. No reimbursements were received during the three months ended September 30, 2020. A gain on involuntary conversion was recognized during the three months ended September 30, 2021 of $578 that was not recognized during the same period in 2020. This was related to a roof collapse claim that occurred in March 2019 at a commercial property in Fargo, North Dakota.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$80,028	$16,708	$96,736	$73,234	$18,359	$91,593
Real Estate Expenses
Real Estate Taxes	8,025	2,098	10,123	7,433	2,030	9,463
Property Management	9,708	1,044	10,752	9,495	666	10,161
Utilities	6,648	808	7,456	6,098	810	6,908
Repairs and Maintenance	15,819	1,478	17,297	14,572	1,508	16,080
Insurance	2,364	87	2,451	2,380	110	2,490
Total Real Estate Expenses	42,564	5,515	48,079	39,978	5,124	45,102
Net Operating Income	$37,464	$11,193	48,657	$33,256	$13,235	46,491
Interest			13,261			12,761
Depreciation and amortization			16,634			15,826
Administration of REIT			3,267			3,218
Other income			(4,337)			(2,204)
Net Income			$19,832			$16,890

Net Income Attributed to:
Noncontrolling Interest			$12,713			$11,031
Sterling Real Estate Trust			$7,119			$5,859
Dividends per share (1)			$0.7950			$0.7941
Earnings per share			$0.7100			$0.6100
Weighted average number of common shares			10,095			9,638
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $96,736 for the nine months ended September 30, 2021 increased $5,143 or 5.6% in comparison to the same period in 2020. Residential property revenues increased $6,794 and commercial property revenues decreased $1,651, from the prior year’s comparable nine month period.

The following table illustrates occupancy percentages for the nine month periods indicated:

	September 30,	September 30,
	2021	2020
Residential occupancy	94.1%	93.1%
Commercial occupancy	78.2%	93.6%

Residential revenues for the nine months ended September 30, 2021 increased $6,794 or 9.3% in comparison to the same period for 2020. Residential properties acquired since January 1, 2020 contributed approximately $4,155 to the increase in total residential revenues in the nine months ended September 30, 2021. Increased lease renewals, resulting in decreased rental incentives contributed to the rental income increase, as well as increased rent charges at the stabilized properties. Residential revenues comprised 82.7% of total revenues for the nine months ended September 30, 2021 compared to 80.0% of total revenues for the nine months ended September 30, 2020. The vacancy decrease coincides with an increase in residential occupancy rates for the nine months ended September 30, 2021 of 1.0%.

For the nine months ended September 30, 2021, total commercial revenues decreased $1,651 or 9.0% in comparison to the same period for 2020. The decrease was primarily attributed to vacant office space in commercial properties located in Minneapolis, Minnesota of $966, which coincides with the 12.7% year-over-year decrease in commercial occupancy. The disposition of three commercial properties account for $650 of the decrease to commercial revenues during the nine months ended September 30, 2021. Commercial revenues comprised 17.3% of the total revenues for the nine months ended September 30, 2021 compared to 20.0% of total revenues for the nine months ended September 30, 2020.

Expenses

Residential expenses from operations of $42,564 during the nine months ended September 30, 2021 increased $2,586 or 6.5% in comparison to the same period in 2020. The increase was attributed to increased project and upgrades expense of $1,135 or 56.3%. The increase is also attributed to increased real estate taxes of $592 or 8.0%. Properties acquired since January 1, 2020 contributed $385 to the overall increase in real estate taxes. Further, the increase is attributed to increased utility expense of $550 or 9.0%, mainly in the Minneapolis, Minnesota and Fargo, North Dakota market.

Commercial expenses from operations of $5,515 during the nine months ended September 30, 2021 increased $391 or 7.6% in comparison to the same period in 2020. During the nine months ended September 30, 2021 property management fees increased by $378 or 56.8%. This was related to increased advertising and marketing expenses in an office building located in Minneapolis, Minnesota in efforts to lease up vacant space.

Interest expense of $13,261 during the nine months ended September 30, 2021 increased $500 or 3.9% in comparison to the same period in 2020. Capitalized interest expense related to construction in progress decreased $329 during  the nine months ended September 30, 2021, compared to the same period in 2020, thus increasing the overall interest expense for the nine months ended September 30, 2021 by $329. Interest expense related to financing activities increased by $191 during the nine months ended September 30, 2021 as compared to the same period in 2020. The primary reason for increasing interest expense related to debt is due to the increase of mortgage principle of the Trust’s debt portfolio. During the nine months ended September 30, 2021, interest expense was 13.7% of total revenues

Depreciation and amortization expense of $16,634 for the nine months ended September 30, 2021 increased $808 or 5.1% in comparison to the same period in 2020. Properties acquired since January 1, 2020, contributed approximately $848 to the increase in depreciation expense. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the nine months ended September 30, 2021 and 2020 was relatively consistent at 17.2% and 17.3%, respectively.

REIT administration expenses of $3,267 for the nine months ended September 30, 2021 increased $49 or 1.5% in comparison to the same period in 2020. The increase is attributed to an increase of REIT advisory fees paid during the year 2021 as compared to 2020.

Other income of $4,337 for the nine months ended September 30, 2021 increased $2,133 or 96.8% in comparison to the same period in 2020. The primary reason for the increase is due to insurance claims resulting in recognized gains on involuntary conversion during the nine months ended September 30, 2021 of $1,183, which did not occur during the same period in 2020. The insurance claims are from a wind storm claim that occurred in June 2019 and roof collapse in March 2019. During the nine months ended September 30, 2021, the Trust received $1,000 from related parties, in reimbursement for expenses paid that were associated with capital projects is another factor for the increase in other income. The Trust realized gains of $253 on the sale of real estate investments during the nine months ended September 30, 2021 as compared to the same period in 2020.

COVID-19 Impact

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. A number of uncertainties continue to exist at this time, including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the recent impacts of the COVID-19, delta variant. While the Trust did not incur significant disruptions during the nine months ended September 30, 2021 from the COVID-19 pandemic, the effects of the ongoing COVID-19 pandemic could have material adverse effects on our business and results of operations, so long as COVID-19 continues to impact the U.S. economy in general and multifamily apartment communities in particular. The extent to which the economic disruption associated with the COVID-19 pandemic impacts our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

COVID-19 Developments

During the the nine months ended September 30, 2021, the Trust continued to monitor state and federal legislative actions and efforts regarding the eviction moratorium which affects almost all single-family and multifamily rental housing units. The Trust has seen a number of residents complete the sworn statement certifying the qualifications to obtain eviction protection. The Trust is monitoring the collection rates on residents and, at this time is unable to predict, with complete certainty, the impact that the COVID-19 have on its future financial condition, results of operations and cash flows, however, is optimistic that the collection efforts will result in the Trust receiving a substantial amount of delinquent rents due to numerous uncertainties.

The situation surrounding the COVID-19 pandemic remains fluid, and the Trust is actively managing its response in collaboration with residents, commercial tenants, and business partners and assessing potential impacts to financial position and operating results, as well as potential adverse impacts on our business. With legislation related to COVID-19 ever evolving, management remains steadfast in working with residents to apply for rent relief programs to help pay unpaid rents, and be distributed to the properties. As of September 30, 2021, the Trust’s Property Management Company’s efforts to work with residents and apply for these funds, since the second quarter of 2020, has provided approximately $2,800 in rent help for our residential portfolio. Management continues to apply for rent help in excess of $1,000 in relation to the Minnesota residential portfolio and is optimistic that these funds will be received. Our management remains committed to ensuring the safety of team members, residents, and communities, and to maintaining the financial stability of the Trust for the duration of the COVID-19 pandemic.

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

Construction in progress as of September 30, 2021 consists primarily of construction at several residential properties located in North Dakota, and Missouri, and Trustmark Office Park located in Fargo, North Dakota. The Prairiewood Meadows construction consists of the re-development of one building due to a fire, a new clubhouse for residents, and parking lot repairs. Current expectations are that the projects will be completed in the fourth quarter of 2021 and first quarter of 2022, and the current budget approximates $3,590, of which $1,485 has been incurred and is included in construction in progress. The Quail Creek Apartments projects primarily consist of work related to roof repairs and re-development of one building due to a fire. Current expectations are that the project will be completed in the fourth quarter of 2021 and the current budget approximates $894, of which $727 has been incurred and is included in construction in progress. The Trustmark construction primarily consists of office demolition and clearing, as well as tenant space remodel and build-outs. Current expectations are that the projects will be completed in the fourth quarter of 2021 and the current project budgets approximate $5,870 of which $5,675 has been incurred and is included in construction in progress. Remaining construction in progress projects are primarily related to exterior window and lighting upgrades and new deck systems on multiple residential properties.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and nine months ended September 30, 2021 and 2020, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September 30, 2021		Three months ended September 30, 2020
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units(1)	Amount	Units(1)

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,104	10,215	$1,844	9,740

Add back:
Noncontrolling Interest - OPU	3,753	18,256	3,450	18,232
Depreciation & Amortization from continuing operations	5,551		5,328
Pro rata share of unconsolidated affiliate depreciation & amortization	207		95
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—		—
Funds from operations applicable to common shares and limited partnership units (FFO)	$11,615	28,471	$10,717	27,972

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units(1)	Amount	Units(1)

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$7,119	10,095	$5,859	9,638

Add back:
Noncontrolling Interest - OPU	12,861	18,236	11,046	18,170
Depreciation & Amortization from continuing operations	16,634		15,826
Pro rata share of unconsolidated affiliate depreciation & amortization	499		283
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1,710)		(1,456)
Funds from operations applicable to common shares and limited partnership units (FFO)	$35,403	28,331	$31,558	27,808

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

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash flows provided by operating activities	$32,840	$35,988
Net cash flows used in investing activities	$(49,112)	$(31,398)
Net cash flows provided by (used in) financing activities	$21,684	$(7,022)

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

Net cash provided by operating activities was $32,840 and $35,988 for the nine months ended September 30, 2021 and 2020, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $49,112 and $31,398 for the nine months ended September 30, 2021 and 2020, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the nine months ended September 30, 2021 and 2020, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $49,522 and $36,284, respectively. Proceeds of $4,095 and $1,077 were received from involuntary conversions during the nine months ended September 30, 2021 and 2020. In addition, proceeds of $5,590 and $5,483 were generated from the sales of real estate investments during the nine months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, cash flows used for investment in unconsolidated affiliates was $5,845 and $1,170 respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash provided by financing activities was $21,684 for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we paid $17,309 in dividends and distributions, redeemed $4,465 of shares and units, received $71,530 from new mortgage notes payable, and made mortgage principal payments of $30,360. Net cash used in financing activities was $7,022 for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, we paid $17,012 in dividends and distributions, redeemed $2,786 of shares and units, received $26,135 from new mortgage notes payable, and made mortgage principal payments of $15,249.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2021 to September 30, 2021 totaling $8,020 or $0.7950 per share, of which $2,818 were cash dividends and $5,202 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $32,840 from our cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2020 to September 30, 2020 totaling $7,648 or $0.7941 per share, of which $2,721 were cash dividends and $4,927 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $35,988 from our cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Cash flows provided by operations (includes net income of $19,832 and $16,890, respectively)	$32,840	$35,988
Distributions in excess of earnings received from unconsolidated affiliates	—	239
Gain (Loss) on sales of real estate and non-real estate investments	1,710	1,456
Dividends declared	(8,020)	(7,648)
Excess	$26,530	$30,035

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2021, we declared distributions totaling $14,493 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, July 15 and October 15, 2021. Distributions were paid at a rate of $0.2650 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the nine months ended September 30, 2020, we declared quarterly distributions totaling $14,484 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, July 15 and October 15, 2020. Distributions were paid at a rate of $0.2647 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the nine months ended September 30, 2021, we paid aggregate dividends $7,922, which were paid with cash flows provided by operating activities. Our funds from operations, FFO, was $35,403 Therefore, our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2020, we paid aggregate dividends of $7,536 which were paid with cash flows provided by operating activities. Our FFO was $31,558 as of the nine months ended September 30, 2020.

Cash Resources

At September 30, 2021, our unrestricted cash resources consisted of cash and cash equivalents totaling approximately $22,168. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $66,641, which could potentially be used as collateral to secure additional financing in future periods.

At September 30, 2021, there was no balance outstanding on our lines of credit. The lines of credit aggregate $9,915 in total availability and are collateral for two letters of credit totaling $67, leaving $9,982 available and unused under the agreements. See Note 7 to the accompanying consolidated financial statements for additional details regarding our line of credit agreements.

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us.

During the nine months ended September 30, 2021, we did not sell any common shares in a private placement. During the nine months ended September 30, 2021, we issued 269,000 and 150,000 common shares for $8,121 under the dividend reinvestment plan, through dividends reinvested and the optional share purchases. During the nine months ended September 30, 2020, we did not sell any common shares in a private placement.  During the nine months ended September 30, 2020, we issued 265,000 and 134,000 common shares for $7,415, under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively.

During the nine months ended September 30, 2021, we issued 2,883,000 limited partnership units in connection with three of the five properties acquired.

Unconsolidated Affiliate Arrangements

As of September 30, 2021 and December 31, 2020, we had debt obligations related to investments in unconsolidated affiliates of $81,078 and $41,405, respectively. The Trust is jointly and severally liable for the full mortgage balance.

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

The carrying amount of our interest rate swaps have been adjusted to their fair value at September 30, 2021, resulting in a liability of $856 and asset of $524. As of December 31, 2020, the fair value adjustment resulted in a liability of $1,805.

As much of our outstanding debt is long-term, fixed rate debt, our interest rate risk has not changed significantly from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on March 31, 2021.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended September 30, 2021.

Other Sales

During the three months ended September 30, 2021, we did not issue any common shares in exchange for limited partnership units of the Operating Partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4 (a) (2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the the three months ended September 30, 2021:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2021	9,000	—	$19.00	1,371,000	899,000	$7,157
February 1-29, 2021	21,000	26,000	$19.00	1,392,000	925,000	$6,274
March 1-31, 2021	11,000	7,000	$19.00	1,403,000	932,000	$5,920
Total	41,000	33,000

April 1-30, 2021	8,000	49,000	$19.00	1,411,000	981,000	$4,840
May 1-31, 2021	5,000	10,000	$19.00	1,416,000	991,000	$4,544
June 1-30, 2021	2,000	38,000	$19.00	1,418,000	1,029,000	$3,775
Total	15,000	97,000

July 1-31, 2021	5,000	26,000	$19.00	1,423,000	1,055,000	$3,179
August 1-31, 2021	1,000	16,000	$19.00	1,424,000	1,071,000	$2,876
September 1-30, 2021	—	1,000	$19.00	1,424,000	1,072,000	$17,860
Total	6,000	43,000

For the three months ended September 30, 2021, we redeemed all shares or units for which we received redemption requests. In addition, for the the three months ended September 30, 2021, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to a maximum amount of $55,000  worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of September 30, 2021, was $17,860. The redemption price for such shares and units redeemed under the plan was fixed at $19.00 per share or unit, which became effective January 1, 2021. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2021 and December 31, 2020; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 10, 2021

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Erica J. Chaffee
Erica J. Chaffee
Chief Financial Officer
(Principal Financial and Accounting Officer)