Form 10-K
period 2021-12-31
Sterling Real Estate Trust
filed 2022-03-16
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54295

Sterling Real Estate Trust

d/b/a Sterling Multifamily Trust

(Exact name of registrant as specified in its charter)

North Dakota	90-0115411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4340 18th Ave South Ste. 200 Fargo, North Dakota	58103
(Address of principal executive offices)	(Zip Code)

(701) 353-2720

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares of Beneficial Interest, par value $0.01 per share	N/A	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There is no established public market for the registrant’s shares of common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 15, 2022
Common Shares of Beneficial Interest, $0.01 par value per share	10,459,029

Documents Incorporated by Reference: Portions of Sterling’s Proxy Statement for its 2022 Annual Meeting of Shareholders, which Sterling intends to file with the Securities and Exchange Commission within 120 days after the end of Sterling’s fiscal year ended December 31, 2021, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If Sterling does not file its Proxy Statement on or before 120 days after the end of its 2021 fiscal year, Sterling will file the required information in an amendment to this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS

GENERAL

Sterling Real Estate Trust (“we,” “us,” “our,” “Company,” “Trust” or “Sterling”) is a real estate investment trust (“REIT”). Sterling was registered in North Dakota as an unincorporated business trust in December 2002.  References in this Annual Report on Form 10-K to the “Company,” “Sterling,” “Trust,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors.  As of December 31, 2021, we owned directly or through our operating partnership, 182 properties in 11 states.

UPREIT Structure

The Trust operates as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, the Trust conducts substantially all investment activities and holds substantially all of the Trust’s assets through the operating partnership Sterling Properties, LLLP. The Trust controls the operating partnership as the general partner and owns approximately 36.22% of the operating partnership as of December 31, 2021. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, the proportionate shares of the assets and income of the operating partnership are deemed to be the assets and income of the Trust.

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

Since formation, the Trust’s focus has consisted of owning and operating income-producing real estate properties. In 2006, the Trust held 23 total properties approximating $56,265 in total assets, in the operating partnership. Between 2007 and 2021, the Trust focused extensively on strengthening the multifamily component of the portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties are located in North Dakota. The portfolio has grown to 182 properties, approximating $820,866 in total assets, and book equity, including noncontrolling interests, of approximately $295,517 as of December 31, 2021. As of December 31, 2021, the portfolio contained approximately 10,788 apartment units and 1,612,000 square feet of leasable commercial space.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Advisor to the Trust

Sterling Management, LLC, a North Dakota limited liability company formed in November 2002, is the external Advisor to the Trust. The Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf.  The Advisor is 100% owned by Alloy Enterprises, Inc., a North Dakota corporation (“Alloy”).  Alloy is owned in part by Kenneth P. Regan, a Trustee and Chief Executive Officer of the Trust, by James S. Wieland, also a Trustee of the Trust, by Joel S. Thomsen, President and Chief Investment Officer of the Trust and Erica J. Chaffee, Chief Financial Officer and Treasurer of the Trust. In addition, Messrs. Regan, Wieland and Thomsen, and Ms. Chaffee serve on the Advisor’s Board of Governors. The Advisor’s employee base has seen considerable growth, both in number and expertise, since its inception.

Audit and Disclosure Committee

The Audit and Disclosure Committee was established by the Board of Trustees to assist the Board in fulfilling its fiduciary duties and oversight responsibilities. The Audit and Disclosure Committee assists the Board by overseeing the integrity of the Trust’s financial statements, financial reporting and disclosure processes, internal accounting and financial controls and the annual independent audit of the Trust’s financial statements. The Audit and Disclosure Committee also oversees the establishment and maintenance of processes to assure the Trust’s compliance with all applicable laws, regulations, and Trust policy, including compliance with filing requirements under the Exchange Act and the rules and regulations promulgated thereunder. In performing its work, it is the Audit and Disclosure Committee’s responsibility to foster free and open means of communication between the Trustees, the independent auditors and the Trust’s financial managers. Our Audit and Disclosure Committee is currently comprised of Trustees Timothy Hunt (Chair of the Committee), Ann L. Christenson, Timothy L. Haugen, Michelle L. Korsmo, and Mark T. Polovitz.

Board of Trustees and Executive Officers

The Trust operates under the direction of our Board of Trustees, the members of which are accountable to both the Trust and its shareholders. The Trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluate the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 25, 2021, effective April 1, 2021 until March 31, 2022. The Board of Trustees has provided investment guidance for the Advisor to follow and must approve each investment recommended by the Advisor. Currently, the Advisor has eight members on the Board, six of whom are independent.

Although the Trust has executive officers, it does not have any paid employees. The President, Chief Executive Officer, Chief Investment Officer, Chief Financial Officer and Treasurer, and General Counsel and Secretary of the Trust, are also officers, employees, owners, or governors of our Advisor. Among others, such executive officers oversee the Advisor’s day-to-day operations with respect to the Trust. However, when doing so, such executive officers are acting on behalf of the Advisor in performing the Advisor’s obligations under the Advisory Agreement. Generally, the only services performed by the Trust’s executive officers are those required by law or regulation, such as executing documents as required by North Dakota law and providing certifications required by the federal securities laws.

Organizational Structure

On January 1, 2021, the advisor was acquired by Alloy Enterprises, Inc. in an equity transfer.

The following chart shows the relationship structure with the advisor:

(1)	As of December 31, 2021, the Advisor was owned 100% by Alloy Enterprises, Inc. Alloy was owned in part by the Trust’s Chief Executive Officer and Trustee Kenneth P. Regan (38.37%), by Trustee James S. Wieland (32.47%), by President and Chief Investment Officer Joel S. Thomsen (5.46%) and by former Chief Financial Officer, Erica J. Chaffee (.82%). Messrs. Regan and Thomsen, serve as officers of the Advisor. Messrs. Regan, Wieland, and Thomsen, serve on the Advisor’s Board of Governors.
(2)	Sterling Management, LLC serves as Advisor to both the Trust and the operating partnership. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 1.49% and 2.69%, respectively, of our shares as of December 31, 2021.
(3)	The Trust controls the operating partnership as the general partner and owns approximately 36.22% of the operating partnership as of December 31, 2021. Messrs. Regan and Wieland beneficially owned and had voting power over approximately 15.69% and 4.58%, respectively, of the Operating Partnership as of December 31, 2021.
(4)	Effective February 1, 2022, Mses. Chaffee resigned from her role as Chief Financial Officer and Treasurer of the Trust. Effective on February 1, 2022, the Board of Trustees appointed Damon K. Gleave as Chief Financial Officer and Treasurer of the Trust. Effective on that date, Messr. Gleave was appointed to serve on the Advisor’s Board of Govenors. Messr. Gleave does not own any part of Alloy Enterprises, Inc.

CORE INVESTMENT OBJECTIVES AND STRATEGY

Investment Objectives

The Trust’s primary investment objectives are to:

●	acquire quality real estate properties or interests in real estate properties that can provide stable cash flow for distribution to our shareholders, preservation of capital and realization of long-term capital appreciation upon the sale of such properties,
●	offer an investment option in which the value of the common shares is correlated to real estate as an asset class rather than traditional asset classes such as stocks and bonds; and
●	provide a hedge against inflation through use of month-to-month rentals or short-term and long-term lease arrangements with rental properties tenants.

The Trust may change the investment objectives only with the approval of holders of a majority of the outstanding common shares.

Investment Guidance

The Board of Trustees has provided investment guidance to the Advisor to direct the investment strategy of the Trust. Changes to the investment guidance must be approved by the Board. The Advisor has been authorized to execute:

●	commercial and multifamily real estate property acquisitions and dispositions,
●	investments in other real estate related assets, in each case so long as such investments are approved by our Board,
●	acquisitions of property or land for the purposes of future development; and
●	capital investments in the portfolio’s current properties through capital improvements.

The Board will have ultimate oversight over the Trust’s investments and may change from time to time the scope of authority delegated to the Advisor with respect to acquisition and disposition transactions.

Investment Strategy

Sterling’s current investment strategy and focus is on multifamily properties. Our Advisor monitors industry trends and invests in property believed to provide the most favorable return balanced with risk. We attempt to manage our real estate portfolio by evaluating changes or trends in the industries in which our tenants operate, the creditworthiness of our tenants and changes or trends in the area demographics surrounding our properties for evidence that our properties will continue to meet our investment objectives of cash flow, preservation of capital and capital appreciation. There is no current plan for the existing commercial properties (industrial, medical, office and retail) regarding retention, acquisition, or disposition.

The Trust will primarily invest in existing or newly developed real estate properties. The Trust may also invest in interests in real estate properties by acquiring direct ownership or ownership interests with other investors, including affiliates of the Advisor, through holding company structures or joint ventures, real estate partnerships, tenant-in-common deals, REITs, or other collective investment vehicles The Trust may also invest in other real estate property types, including undeveloped land or other development opportunities if the land is acquired for the purpose of producing rental or other operating income in the future. The properties the Trust primarily invests in have existing rent and expense schedules, or the properties are newly constructed with predictable cash flows.

Most current acquisitions are in or near metropolitan areas. However, there is no limitation on the geographic areas in which we may acquire targeted investments.

The Trust may also acquire portfolios of real estate properties held by individual owners and real estate properties held by funds, including hedge funds. It is anticipated that such property owners will primarily sell the properties in exchange for limited partnership interests of the operating partnership.

SEGMENT DATA

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multifamily. Our commercial properties include retail, office, industrial, and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance, and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and certain general and administrative expenses.

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

Generally, there are multifamily and other similar commercial properties within relatively close proximity to each of our properties. The majority of our retail properties are restaurants and pharmacies. In addition to competitor retail properties with similar business models, we and our tenants face increasing competition from outlet malls, internet shopping websites, discount shopping clubs, catalog companies, direct mail and telemarketing.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

As an owner of real estate, we are subject to various environmental laws, rules and regulations adopted by various governmental bodies or agencies. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns. Under these laws, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances released at a property and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred in connection with any contamination. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations, and some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Some of these laws and regulations may impose joint and several liability on residents, owners, or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent the property or to use the property as collateral for future borrowing. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us.

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

Compliance with these laws, rules, and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition, or ability to pay dividends. We do not believe our existing portfolio as of December 31, 2021, will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances, or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

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

Our ability to achieve our investment objectives and to pay dividends to our shareholders and distributions to unitholders is dependent upon the performance of our Advisor in locating suitable investments and appropriate financing arrangements for us as well as on the successful management of our properties after acquisition. We currently own, through the operating partnership, the properties described under Item 2 — Properties.  We cannot be sure our Advisor will be successful in locating suitable investments on financially attractive terms, or be certain that operation of the properties will avoid the risks attendant to real estate acquisitions, such as:

●	The risk properties may not perform in accordance with expectations, including projected occupancy and rental rates.
●	The risk we may have underestimated the cost of improvements or repairs required to bring or keep an acquired property up to or at standards established for its intended use or its intended market position.

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

There are many factors that can affect the availability and timing of cash dividends to our shareholders and distributions to unitholders.  Dividends and distributions will be based principally on cash available from our real estate and other investments. The amount of cash available for dividends will be affected by many factors, such as our ability to acquire profitable real estate investments, successfully manage our real estate properties, our operating expenses, and general economic conditions. We can give no assurance we will be able to pay or maintain dividends or distributions or that dividends or distributions will increase over time.

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

Our future success substantially depends on the active participation of James Wieland, one of our trustees, Kenneth Regan, Chief Executive Officer and a trustee, Joel Thomsen, President and Damon Gleave, Chief Financial Officer and Treasurer. Messrs. Wieland, Regan, and Thomsen are also governors and owners of our Advisor. Messrs. Wieland, and Regan, have over 40 years of extensive experience each in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing, and through the Advisor, in locating desirable real estate investments and were serving as property manager, managing our properties. Losing the services of Messrs. Wieland, Regan, Thomsen or Gleave, without replacing their position with someone of the same competence and experience, could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us. See “Risks Related to Conflicts of Interest.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to our investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Sterling Management and service providers.   Our and Sterling Management’s processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations, or confidential information will not be negatively impacted by such an incident.

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

COVID-19 Impact

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. A number of uncertainties continue to exist at this time, including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the recent impacts of the COVID-19, delta variant. While the Trust did not incur significant disruptions during the year ended December 31, 2021 from the COVID-19 pandemic, the effects of the ongoing COVID-19 pandemic could have material adverse effects on our business and results of operations, so long as COVID-19 continues to impact the U.S. economy in general and multifamily apartment communities in particular. The extent to which the economic disruption associated with the COVID-19 pandemic impacts our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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

Our Board of Trustees has the authority to determine our major policies, including our policies regarding financing, growth, investment strategies, debt capitalization, REIT qualification, distribution, and to take certain actions including acquiring or disposing of real estate and real estate related investments, dividend declaration and the election or removal of the Advisor. Our securityholders do not have the right to remove the Advisor but have the right to elect and remove trustees. Under our Third Amended and Restated Declaration of Trust, our trustees may not do the following without the approval of the holders of a majority of the outstanding common shares of beneficial interest:

●	Amend the Third Amended and Restated Declaration of Trust, except for amendments which do not adversely affect the rights, preference and privileges of shareholders.
●	Sell all or substantially all of our assets other than in the ordinary course of business or in connection with a liquidation and dissolution.
●	Conduct a merger or other reorganization of the trust; or
●	dissolve or liquidate us.

Our shareholders have the right, without the concurrence of the Board of Trustees, to terminate the trust and liquidate our assets or amend the Third Amended and Restated Declaration of Trust.

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

The current estimated value of our common stock as of January 1, 2022, is approximately $23.00 per share. The methodology used by our Board to determine this value was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain and certain additional information. No formal valuation has been undertaken by us. Our valuation process involves a number of estimates, assumptions and subjective judgments that may not be accurate and complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles. A shareholder should not rely on the estimated value per share as being an accurate or precise measure of the then-current value of the shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest dividends by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

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

If we lose our REIT qualification, we will face income tax consequences that will reduce substantially our available cash for dividends and investments for each of the years involved because:

●	We would be subject to federal corporate income taxation on our taxable income, including any applicable alternative minimum tax, and could be subject to increased state and local taxes.
●	We would not be allowed a deduction for dividends paid to shareholders in computing our taxable income; and
●	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified.

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

To qualify as a REIT, our shares must be beneficially owned by 100 or more persons and no more than 50% of the value of our issued and outstanding shares may be owned directly or indirectly by five or fewer individuals. Currently, Third Amended and Restated Declaration of Trust prohibits transfers of our shares that would result in: (1) our shares being beneficially owned by fewer than 100 persons, (2) five or fewer individuals, including natural persons, private foundations, specified employee benefit plans and trusts, and charitable trusts, owning more than 50% of our shares, applying broad attribution rules imposed by the federal income tax laws, or (3) before our shares qualify as a class of publicly-offered securities, 25% or more of our shares being owned by ERISA investors. If a shareholder acquires shares in excess of the ownership limits or in violation of the restrictions on transfer, we:

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

The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to individual U.S. shareholders currently is 20%.  In addition, the 3.8% tax on net investment income may apply to such dividends. In general, ordinary dividends payable by REITs to its individual U.S. shareholders, however, are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (for REIT dividends received after December 31, 2017, the maximum individual income tax rate currently is 37%, but the current maximum, effective federal income tax rate as to REIT dividends may be reduced to 29.6% because of a partial deduction that may apply with respect to REIT dividends; in addition, the 3.8% tax on net investment income may apply to REIT dividends). It is possible also that tax legislation enacted in 2021 or subsequent years might increase this rate differential. The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive related to other corporations which might be detrimental to our ability to raise additional funds through the sale of our common shares.

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

There are special considerations that apply to investing in common shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts (IRAs), or Keogh plans. If you are investing the assets of any of the above in common shares, you should satisfy yourself:

●	Your investment is consistent with your fiduciary obligations under applicable law, including common law, ERISA and the Internal Revenue Code.
●	Your investment is made in accordance with the documents and instruments that govern the trust, plan or IRA, including any investment policy.
●	Your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code.
●	Your investment will not impair the liquidity of the trust, plan or IRA.
●	Your investment will not produce “unrelated business taxable income” for the trust, plan or IRA.
●	You will be able to value the assets of the trust, plan or IRA annually in accordance with ERISA requirements and applicable provisions of the trust, plan, or IRA; and
●	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

Neither ordinary nor capital gain distributions with respect to our common shares nor gain from the sale of our common shares, in general, should constitute unrelated business taxable income to tax-exempt shareholders. The following, however, are some exceptions to this rule:

●	Under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our common shares may be treated as unrelated business taxable income if our common shares are held predominately by qualified employee pension trusts (which we do not expect to be the case).
●	Part of the income and gain recognized by a tax-exempt shareholder with respect to common shares would constitute unrelated business taxable income if the tax-exempt shareholder incurs debt to acquire the common shares; and
●	part or all of the income or gain recognized with respect to our common shares held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

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

Our future success also depends on the Advisor’s and its affiliates’ ability to identify, hire, train and retain highly qualified real estate, managerial, financial, marketing, and technical personnel to provide the services to us pursuant to the Advisory Agreement and any other written services agreement, including any property management agreements. Competition for such personnel is intense, and the Advisor or its affiliates may not be able to attract, assimilate or retain such personnel in the future. The inability to attract and retain the necessary personnel could have a material adverse effect on our business and results of operations.

Risks Related to Investments in Real Estate

Insufficient geographic diversity of our real estate investments could adversely affect our operating results if economic changes impact real estate markets where we own significant assets.

Geographic concentration of our properties may expose us to economic downturns in those areas where our properties are located. A recession in any area where we own several properties or interests in properties could adversely affect our ability to generate or increase operating revenues, locate, and retain financially sound tenants or dispose of unproductive properties. In addition, it could have an adverse impact on our tenant’s ability to meet their obligations to us. Likewise, we may be required to lower our rental rates to attract desirable tenants in such an environment. Currently, the majority of our properties are located in North Dakota and Minnesota, and we hold several properties in Fargo, North Dakota and Moorhead, Minnesota. To the extent weak economic or real estate conditions affect North Dakota, Minnesota, or other markets in which we own properties more severely than other areas of the country, our financial performance could be negatively impacted.

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

We may enter into joint ventures, tenant-in-common investments or other co-ownership arrangements with our Advisor, its affiliates, our trustees, or third parties having investment objectives similar to ours in the acquisition of real estate investments. In such arrangements, we may be acquiring non-controlling interests in or sharing responsibility for managing the affairs of the investment. In such event, we would not be in a position to exercise sole decision-making authority. Investments such as these may, under certain circumstances, involve risks not present where another party is not involved, including the possibility that partners or co-investees might become bankrupt or fail to fund their required capital contributions. Co-investees may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-investee would have full control over the joint venture. Disputes between us and co-investees may result in litigation or arbitration that would increase our expenses and prevent our management and the Advisor from focusing their time and effort on our business. Consequently, actions by or disputes with co-investees might result in subjecting additional risk to properties owned by the investment. In addition, we may in certain circumstances be liable for the actions of our co-investees. Any of these risks could subject us to liabilities in excess of those contemplated and reduce our returns on that investment.

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

We purchase, and we may be required by lenders of mortgage loans or other financings to obtain, certain insurance coverage on our real estate investments. Either the property manager or the Advisor selects policy specifications and insured limits which it believes to be appropriate and adequate given the risk of loss, the cost of the coverage and industry practice. The nature of the tenants at the properties we hold may expose us and our operations to an increase in liability for personal injuries or other losses. There can be no assurance that such insurance will be sufficient to cover potential liabilities. Some of our policies may be subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. Furthermore, insurance against certain risks, such as terrorism, flood, and toxic mold, may be unavailable or available at commercially unreasonable rates or in amounts less than the full market value or replacement cost of the properties. There can be no assurance particular risks that are currently insurable, will continue to be insurable on an economical basis or current levels of coverage will continue to be available. If a loss occurs that is partially or completely uninsured, we may lose all or part of our investment in a property as well as the anticipated future cash flows from such properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. We may also be liable for any uninsured or underinsured personal injury, death, or property damage claims, which could result in decreased dividends to shareholders.

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

The Advisor and an affiliate of the Advisor serve as our principal property managers, and the Advisor has hired and intends to hire other affiliates and/or third parties to serve as additional property managers, to manage our properties and act as leasing agents to lease vacancies in our real estate properties. These property managers will have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed may be limited. We will not, and the Advisor will not as to its affiliates and third-party property managers, supervise any of the property managers or any of their respective personnel on a day-to-day basis. Thus, the success of our business may depend in large part on the ability of our property managers to manage the day-to-day operations and their ability to lease vacancies in our properties. Any adversity experienced by our property managers could adversely impact the operation and profitability of our properties and, consequently, our ability to achieve our investment objectives.

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

In 2018, the Alternative Reference Rate Committee identified the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. By the end of 2023, it is expected that no new contracts will reference LIBOR and will instead use SOFR. Due to the broad use of LIBOR as a reference rate, all financial market participants, including the Company, are impacted by the risks associated with this transition and therefore it could adversely affect our operations and cash flows.

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

We are permitted to invest in other real estate assets.  We can invest in real estate equity, debt, and derivative securities.  These assets can be quite risky, illiquid, and volatile and the value of these assets could cause the value of our shares to fluctuate and could result in losses that materially adversely affect our results of operations.

Risks Related to Conflicts of Interest

We are subject to several conflicts of interest arising out of our relationships with our affiliates, including our Advisor and its affiliates.

There are conflicts of interest in our relationship with the Advisor and its affiliates and several trustees, which could adversely affect our operations and business operations.

We are subject to potential conflicts of interest arising out of our relationships with the Advisor, its affiliates, and certain trustees. Conflicts of interest may arise among a trustee or the Advisor and its respective affiliates, on the one hand, and us and our shareholders, on the other hand. As a result of these conflicts, the trustee or Advisor may favor its own interests or the interests of its affiliates over the interest of our shareholders or operating partnership.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

General

Our policy is to acquire assets with an intention to hold these assets as long-term investments seeking income and capital appreciation through an increase in value of our real estate portfolio, as well as increased revenue as a result of higher rent. These types of investments are the core of our strategy of creating shareholder value. We currently own and maintain a portfolio of real estate diversified by geographical location and by type and size.

The majority of our real estate investments are managed by a third party. Property management firms usually receive between 2% and 5% of gross rent collection for their services. Substantially all of our commercial revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. More than half of our existing commercial property leases as of December 31, 2021, contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2021, we owned 182 properties, containing approximately 10,788 apartment units and 1,612,000 square feet of leasable commercial space, located in 11 states. The residential and commercial portfolio of properties includes a diversified mixture of multifamily, single, and multi-tenant retail and office buildings as well as industrial and medical facility properties. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota.

As of December 31, 2021, approximately 75.5% (based on cost) of the properties were apartment communities. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases of less than a year.

As of December 31, 2021, approximately 24.5% (based on cost) of the properties were comprised of industrial, office, retail and medical commercial properties. Most commercial properties are leased to a variety of tenants under long-term leases.

The following information applies to all of our operating properties:

●	We believe all of our properties are adequately covered by insurance and suitable for their intended purposes.
●	Our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and
●	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

The below table sets forth certain information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2021 (in thousands, except units or leasable sq. ft.).

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2021

Bluemont Lakes Financial Center	Fargo, ND	2004	31,750	$4,299	33.97%
Amberwood	Grand Forks, ND	2016	95	4,147	96.92%
Applebee’s Neighborhood Bar & Grill	Bloomington, MN	2010	5,043	2,208	100.00%
Applebee’s Neighborhood Bar & Grill	Coon Rapids, MN	2010	5,576	2,442	100.00%
Applebee’s Neighborhood Bar & Grill	Savage, MN	2010	4,936	1,518	100.00%
Arbor	Bismarck, ND	2013	12	696	99.50%
Arbor II	Bismarck, ND	2013	12	700	95.21%
Arbor III	Bismarck, ND	2013	12	696	98.47%
Ashbury	Fargo, ND	2013 & 2016	61	4,139	98.53%
Auburn II	Fargo, ND	2007	24	1,111	99.62%
Autumn Ridge	Grand Forks, ND	2004	144	10,400	98.42%
Barrett Arms	Crookston, MN	2014	24	1,281	95.33%
Bayview	Fargo, ND	2007	100	6,083	93.69%
Bell Plaza* (FKA Northland Plaza)	Bloomington, MN	2015	299,660	51,896	71.96%
Belmont	Bismarck, ND	2020	26	1,601	96.04%
Berkshire	Fargo, ND	2008	12	525	99.48%
Betty Ann	Fargo, ND	2009	24	1,012	97.67%
Biolife Plasma Center	Bismarck, ND	2008	11,671	2,881	100.00%
Biolife Plasma Center	Grand Forks, ND	2008	13,190	2,944	100.00%
Biolife Plasma Center	Janesville, WI	2008	12,225	2,388	100.00%
Biolife Plasma Center	Mankato, MN	2008	13,181	4,149	100.00%
Biolife Plasma Center	Marquette, MI	2008	11,737	3,215	100.00%
Biolife Plasma Center	Onalaska, WI	2008	12,180	2,531	100.00%
Biolife Plasma Center	Oshkosh, WI	2008	12,191	2,297	100.00%
Biolife Plasma Center	Sheboygan, WI	2008	13,230	2,654	100.00%
Biolife Plasma Center	Stevens Point, WI	2008	13,190	2,595	100.00%
Birchwood I	Fargo, ND	2017	18	468	96.96%
Birchwood II	Fargo, ND	2017	48	2,857	97.10%
Bradbury	Bismarck, ND	2018	96	6,076	96.47%
Briar Pointe	Fargo, ND	2021	30	1,935	99.16%
Bridgeport	Fargo, ND	2016	120	8,363	98.40%
Bristol Park	Grand Forks, ND	2016	80	5,812	94.26%
Brookfield	Fargo, ND	2008	72	2,680	94.96%
Brownstone	Fargo, ND	2021	72	4,390	95.75%
Cambridge (FKA 44th Street)	Fargo, ND	2013	42	2,534	99.28%
Candlelight	Fargo, ND	2012	66	2,132	97.66%
Carling Manor	Grand Forks, ND	2008	12	838	98.38%
Carlton Place	Fargo, ND	2008	213	8,953	92.63%
Carr	Fargo, ND	2017	18	874	95.43%
Cedars 4	Fargo, ND	2018	18	1,245	93.88%
Chandler 1802	Grand Forks, ND	2014	24	1,415	99.18%
Chandler 1834	Grand Forks, ND	2018	12	700	93.37%
Chandler 1866	Grand Forks, ND	2005	12	369	98.55%
Cherry Creek (FKA Village)	Grand Forks, ND	2008	35	1,983	97.76%
Cityside	Fargo, ND	2018	36	1,396	94.47%
Columbia Park Village	Grand Forks, ND	2020	12	648	92.08%
Columbia West	Grand Forks, ND	2008	70	4,480	94.25%
Country Club	Fargo, ND	2011	40	1,843	96.55%
Countryside	Fargo, ND	2011	24	932	98.23%
Courtyard	St. Louis Park, MN	2013	151	9,252	92.60%
Dairy Queen	Dickinson, ND	2012	2,811	1,331	100.00%
Dairy Queen	Moorhead, MN	2011	2,712	1,186	100.00%
Dairy Queen	Apple Valley, MN	2018	5,348	3,079	100.00%
Dakota Manor	Fargo, ND	2014	54	2,876	96.79%
Danbury	Fargo, ND	2007	135	7,560	95.98%
Dellwood Estates	Anoka, MN	2013	132	12,010	96.86%
Eagle Run	West Fargo, ND	2010	144	7,067	98.57%

Eagle Sky I	Bismarck, ND	2016	20	1,604	97.84%
Eagle Sky II	Bismarck, ND	2016	20	1,680	96.82%
East Bridge	Fargo, ND	2017	58	6,436	91.10%
Eastbrook	Bismarck, ND	2020	24	1,381	92.85%
Echo Manor	Hutchinson, MN	2014	30	1,198	99.69%
Eide Bailly Building***	Fargo, ND	2007	74,646	9,302	100.00%
Emerald Court	Fargo, ND	2008	24	1,131	98.64%
Essex	Fargo, ND	2017	18	928	94.70%
Evergreen Terrace	Omaha, NE	2020	144	8,683	97.59%
Fairview	Bismarck, ND	2008	84	5,467	96.41%
Family Dollar Store	Mandan, ND	2010	9,100	874	100.00%
First International Bank & Trust	Moorhead, MN	2011	3,510	1,015	100.00%
Flagstone	Fargo, ND	2021	120	7,792	97.13%
Flickertail	Fargo, ND	2008	180	7,878	93.38%
Forest Avenue	Fargo, ND	2013	20	815	99.38%
Four Points Office Building	Fargo, ND	2007	12,383	1,490	100.00%
Foxtail Creek Townhomes	Fargo, ND	2020	30	1,488	95.32%
Galleria III	Fargo, ND	2010	18	1,144	98.36%
Garden Grove	Bismarck, ND	2016	95	7,274	97.04%
Gate City Bank	Grand Forks, ND	2008	17,406	2,054	100.00%
Georgetown	Fridley, MN	2014	468	34,360	95.26%
Glen Pond	Eagan, MN	2011	528	44,347	97.49%
Goldmark Office Park	Fargo, ND	2007	124,613	23,464	100.00%
Grand Forks Marketplace**	Grand Forks, ND	2003	182,522	21,526	52.18%
Granger Court	Fargo, ND	2013	59	3,407	98.85%
Great American Insurance Building	Fargo, ND	2005	15,000	2,356	100.00%
Griffin Court	Moorhead, MN	2014	128	5,311	89.80%
Guardian Building Products	Fargo, ND	2012	100,600	3,760	100.00%
Hannifin	Bismarck, ND	2013	14	789	93.69%
Harrison Richfield	Grand Forks, ND	2007	140	7,910	97.26%
Hartford	Fargo, ND	2018	30	1,421	96.70%
Hawn	Fargo, ND	2020	48	2,557	94.40%
Highland Meadows	Bismarck, ND	2011	144	10,589	96.89%
Hunter’s Run I	Fargo, ND	2007	12	483	95.04%
Hunter’s Run II	Fargo, ND	2008	12	518	91.96%
Huntington	Fargo, ND	2015	10	439	96.41%
Islander	Fargo, ND	2011	24	1,212	94.20%
Jadestone	Fargo, ND	2017	18	898	93.07%
Kennedy	Fargo, ND	2013	12	813	97.11%
Library Lane	Grand Forks, ND	2007	60	3,003	96.20%
Madison (FKA Columbine)	Grand Forks, ND	2015	12	740	95.67%
Maple Ridge	Omaha, NE	2008	174	10,815	96.59%
Maplewood	Maplewood, MN	2014	240	17,235	97.46%
Maplewood Bend	Fargo, ND	2009 and 2010	182	7,520	97.74%
Martha Alice	Fargo, ND	2009	24	1,037	94.55%
Mayfair (FKA Colony Manor)	Grand Forks, ND	2008	24	1,319	93.66%
Midtown Plaza	Minot, ND	2004	17,808	1,342	62.22%
Monticello	Fargo, ND	2013	18	931	92.69%
Montreal Courts	Little Canada, MN	2013	444	30,686	97.67%
Morningside	Fargo, ND	2018	17	761	97.69%
Oak Court	Fargo, ND	2008	81	3,118	97.47%
Oakview Townhomes (FKA Arrowhead)	Grand Forks, ND	2017	82	6,003	98.42%
O'Reilly Auto Store	Mandan, ND	2010	6,300	706	100.00%
Oxford	Fargo, ND	2021	144	10,219	96.57%
Pacific Park I	Fargo, ND	2013	30	999	95.97%
Pacific Park II	Fargo, ND	2013	39	1,089	95.85%
Pacific South	Fargo, ND	2013	15	553	96.99%
Park Circle	Fargo, ND	2017	18	937	98.95%
Parkview Arms	Bismarck, ND	2015	62	4,683	97.36%
Parkway Office (FKA Echelon Building)	Fargo, ND	2006	17,000	1,954	100.00%
Parkwest Gardens	West Fargo, ND	2014	142	8,290	96.40%
Parkwood	Fargo, ND	2008	40	1,403	97.37%
Pebble Creek	Bismarck, ND	2008	70	4,282	95.66%
Pinehurst	Fargo, ND	2021	210	14,982	97.80%
Plumtree	Fargo, ND	2017	18	939	99.79%
Prairiewood Court I & II	Fargo, ND	2006 and 2007	60	2,398	93.78%

Prairiewood Meadows	Fargo, ND	2012	85	4,493	93.91%
Quail Creek	Springfield, MO	2015	164	11,183	96.72%
Redpath	White Bear Lake, MN	2016	25,817	4,017	100.00%
Regis Building	Edina, MN	2009	102,448	10,625	-%
Robinwood	Coon Rapids, MN	2014	120	8,399	97.98%
Rosedale Estates	Roseville, MN	2014	360	26,374	94.59%
Rosegate	Fargo, ND	2008	90	3,608	94.13%
Rosser	Bismarck, ND	2020	24	1,393	94.97%
Roughrider	Grand Forks, ND	2016	12	699	98.19%
Saddlebrook	West Fargo, ND	2008	60	1,804	96.66%
Sage Park (FKA Brighton Village)	New Brighton, MN	2014	240	17,840	96.79%
Sargent	Fargo, ND	2017	36	1,734	93.85%
Schrock	Fargo, ND	2013	18	752	96.67%
SE Maple Grove, LLC****	Maple Grove, MN	2021	161	31,514	4.00%
SE Savage, LLC****	Savage, MN	2021	190	36,790	95.30%
Sheridan Pointe	Fargo, ND	2013	48	2,986	98.40%
Sierra Ridge	Bismarck, ND	2006 and 2011	136	11,147	98.17%
Somerset	Fargo, ND	2008	75	4,027	96.30%
Southgate	Fargo, ND	2007	162	6,558	96.63%
Southview III	Grand Forks, ND	2011	18	739	96.05%
Southview Village	Fargo, ND	2007	72	3,406	97.63%
Spring	Fargo, ND	2013	25	1,044	95.79%
Stanford Court	Grand Forks, ND	2013	96	4,864	95.11%
Stonefield	Bismarck, ND	2014	192	32,078	98.66%
Stony Brook	Omaha, NE	2009	148	11,599	97.40%
Summerfield	Fargo, ND	2015	18	836	98.47%
Summit Point	Fargo, ND	2015	87	6,983	97.66%
Sunchase	Fargo, ND	2017	36	1,878	98.76%
Sunset Ridge	Bismarck, ND	2008 and 2010	180	13,852	97.89%
Sunview	Grand Forks, ND	2008	36	2,057	96.68%
Sunwood Estates	Fargo, ND	2007	81	4,369	94.31%
Thunder Creek	Fargo, ND	2018	57	5,204	85.91%
Titan Machinery	Bismarck, ND	2015	22,293	3,448	100.00%
Titan Machinery	Dickinson, ND	2012	17,760	1,790	100.00%
Titan Machinery	Fargo, ND	2012	29,800	3,336	100.00%
Titan Machinery	Marshall, MN	2011	67,600	5,081	100.00%
Titan Machinery	Minot, ND	2012	23,690	2,630	100.00%
Titan Machinery	North Platte, NE	2016	18,910	1,769	100.00%
Titan Machinery	Sioux City, IA	2013	36,332	4,567	100.00%
Trustmark	Fargo, ND	2020	45,755	12,967	91.65%
Twin Oaks	Hutchinson, MN	2014	80	4,442	99.26%
Twin Parks	Fargo, ND	2008	66	2,596	98.22%
Valley Homes Duplexes	Grand Forks, ND	2015	24	2,571	97.47%
Valley View	Golden Valley, MN	2014	72	7,805	97.66%
Village Park	Fargo, ND	2008	60	2,414	98.94%
Village West	Fargo, ND	2008	80	2,980	92.03%
Walgreens	Alexandria, LA	2009	14,560	4,296	100.00%
Walgreens	Batesville, AR	2009	14,820	7,616	100.00%
Walgreens	Denver, CO	2011	13,390	5,210	100.00%
Walgreens	Fayetteville, AR	2009	14,550	5,810	100.00%
Walgreens	Laurel, MS	2010	14,820	4,542	100.00%
Washington	Grand Forks, ND	2016	17	745	97.46%
Wells Fargo Building	Duluth, MN	2007	95,961	10,789	53.53%
West Oak	Fargo, ND	2017	18	899	95.51%
Westcourt	Fargo, ND	2014	64	3,611	91.01%
Westside	Hawley, MN	2010	14	544	98.80%
Westwind	Fargo, ND	2008	18	632	96.07%
Westwood Estates	Fargo, ND	2008	200	8,227	94.04%
Willow Park	Fargo, ND	2008	102	6,760	96.50%
Wolf Creek	Fargo, ND	2020	54	5,364	98.58%
Woodland Pines (FKA Fredericksburg)	Omaha, NE	2018	173	13,249	97.73%

* 70.00% ownership interest
** 66.67% ownership interest
*** 50.00% ownership interest
**** 60% ownership interest

Geography

Of our 182 properties, 137 are located in North Dakota, with 90 being located in the greater Fargo, North Dakota and Moorhead, Minnesota metropolitan statistical area. The North Dakota region generated approximately 49.6% of our rental revenue for the year ended December 31, 2021.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of the year ended December 31, 2021 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$486,356	54.2%	$64,192	49.6%
Minnesota	309,696	34.6%	52,187	40.4%
Other	100,650	11.2%	12,945	10.0%
	$896,702	100.0%	$129,324	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, the 2021 estimated combined population of the Fargo, West Fargo and Moorhead metro area was 209,121 people.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2021:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	6.4%	6.2%	6.0%	6.0%	5.8%	5.9%	5.4%	5.2%	4.7%	4.6%	4.2%	3.9%
North Dakota (1)	4.5%	4.8%	4.4%	4.2%	4.0%	4.0%	3.9%	3.6%	3.5%	3.3%	3.2%		%
(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Acquisitions and Dispositions

We had five acquisitions and two dispositions during the year ended December 31, 2021. We had nine acquisitions and three dispositions during the year ended December 31, 2020. There were no acquisitions or dispositions during the year ended December 31, 2019.

Capitalization rates are a key decision-making item used by the Board. In making acquisitions, the Board currently targets capitalization rates between 6.0 to 10.0%, depending on the amount of risk involved. For those properties with greater risk, the Board targets greater capitalization rates (9.0% or greater). For those properties exhibiting less risk, a lower capitalization risk is acceptable. For potential acquisitions, the Board also requires an adequate spread between the financing on the property and the capitalization rate. Capitalization rates for acquisitions are calculated using projected net operating income divided by the investment. Net operating income is calculated by taking GAAP net income and adding back depreciation, amortization, and interest expense. Capitalization rates for dispositions are calculated in the same way with the exception of using historical, rather than projected, net operating income. The market has seen an increase in investors, driving up overall acquisition prices, thus lowering capitalization rates below the target thresholds set by the Board.

We use historical occupancy, rental income, and expenses to calculate projected net operating income for potential real estate investments. For residential properties, we make various assumptions about future rents, occupancy levels, and expenses based on historical financial information and our assessment of the property’s future potential. The projected NOI for residential acquisitions is typically based on historical occupancy and expenses over a three-to-five year period.

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

Tenants

Our tenants are varied and consist of individuals and national, regional, and local businesses. Our commercial properties generally attract a mix of tenants. In 2021, 2020 and 2019, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, and medical. Within our office, retail, and industrial properties, we have over 100 tenants who operate in numerous industries, including restaurants, pharmacy, medical, financing, banking, insurance, professional services, technology, wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one-year periods. The following table lists a summary, as of December 31, 2021, of lease expirations on non-residential properties scheduled to occur during each of the ten calendar years from 2022 to 2031 and thereafter, assuming that tenants exercise no renewal options or early termination rights.  Base rents do not include CAM (common area maintenance).

The table is based on leases on December 31, 2021, for our non-residential properties including our unconsolidated affiliates (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring	% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent	Base Rent
Month-to-Month	0	—	0.00%	$—	0.00%
2022	18	143,236	11.23%	923	3.78%
2023	11	74,658	5.85%	730	2.99%
2024	11	42,973	3.37%	339	1.39%
2025	9	126,780	9.94%	689	2.82%
2026	9	137,510	10.78%	6,263	25.64%
2027	8	117,735	9.23%	670	2.74%
2028	7	84,378	6.61%	983	4.02%
2029	6	101,093	7.92%	683	2.80%
2030	12	132,819	10.41%	2,016	8.25%
2031	3	99,946	7.83%	1,105	4.52%
Thereafter	11	214,521	16.82%	10,030	41.05%
Leased Total	105	1,275,649	100.00%	$24,431	100.00%

Mortgage Notes Secured by the Properties

On December 31, 2021, we had $495,650 in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2022	$21,404
2023	52,373
2024	21,939
2025	52,379
2026	44,774
Thereafter	302,781
$495,650

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

Regulations

Our properties, as well as any other properties we may acquire in the future, are subject to various federal, state, and local laws, ordinances and regulations. They include, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe we have all permits and approvals necessary under current law to operate our properties.

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

Shareholders and Unit Holders

As of March 15, 2022, we had 10,459,029, common shares of beneficial interests outstanding, held by a total of 1,078 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 15, 2022, there were approximately 18,640,434 limited partnership units of our operating partnership outstanding held by approximately 520 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest on a one-for-one exchange basis. The numbers of common shareholders and limited partners is based on the Company’s records. There is no public trading market for our common shares or the limited partnership units of our Operating Partnership.

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

	Dividends Per		Reinvested
2021 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.265000	$1,024	$1,679	$2,703	(a)
September 30	$0.265000	927	1,780	2,707
June 30	$0.265000	928	1,743	2,671
March 31	$0.265000	963	1,679	2,642
		$3,842	$6,881	$10,723

	Dividends Per		Reinvested
2020 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.264688	$922	$1,686	$2,608	(a)
September 30	$0.264688	902	1,675	2,577
June 30	$0.264688	900	1,644	2,544
March 31	$0.264688	919	1,608	2,527
		$3,643	$6,613	$10,256

(a)	Fourth quarter dividends paid on January 18th of the following year, for the year ended December 31, 2021. Fourth Quarter dividends were paid on January 15th of the following year, for the year ended December 31, 2020.

The Trust expects that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions, or the Board determines other action prudent.

Sale of Securities

During the year ended December 31, 2021, the Trust issued approximately 144,000 limited partnership units of the Operating Partnership valued at $20 per unit for an aggregate consideration of $2,883, for the purchase of real estate investments. At the sole and absolute discretion of the operating partnership, and so long as our redemption plans exist, and applicable holding periods are met, Limited Partners may request the operating partnership to redeem their limited partnership units for common shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share. The units were sold to accredited investors unaffiliated with the Operating Partnership in private placement transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of such Act.

Other Sales

During the years ended December 31, 2021 and 2020, there were no limited partnership units of the operating partnership issued for common shares of the Trust.

During the year ended December 31, 2019, 1,475 limited partnership units with an aggregate value of $28 were exchanged for common shares on a one-for-one basis pursuant to redemption requests made by accredited investors.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the year ended December 31, 2021.

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2021	9,000	—	$19.00	1,371,000	899,000	$7,157
February 1-29, 2021	21,000	26,000	$19.00	1,392,000	925,000	$6,274
March 1-31, 2021	11,000	7,000	$19.00	1,403,000	932,000	$5,920
Total	41,000	33,000

April 1-30, 2021	8,000	49,000	$19.00	1,411,000	981,000	$4,840
May 1-31, 2021	5,000	10,000	$19.00	1,416,000	991,000	$4,544
June 1-30, 2021	2,000	38,000	$19.00	1,418,000	1,029,000	$3,775
Total	15,000	97,000

July 1-31, 2021	5,000	26,000	$19.00	1,423,000	1,055,000	$3,179
August 1-31, 2021	1,000	16,000	$19.00	1,424,000	1,071,000	$2,876
September 1-30, 2021	—	1,000	$19.00	1,424,000	1,072,000	$17,860
Total	6,000	43,000

October 1-31, 2021	—	—	$19.00	1,424,000	1,072,000	$17,857
November 1-30, 2021	8,000	17,000	$19.00	1,432,000	1,089,000	$17,388
December 1-31, 2021	12,000	21,000	$19.00	1,444,000	1,110,000	$16,760
Total	20,000	38,000

For the year ended December 31, 2021, the Trust redeemed all shares or units for which we received redemption requests.  In addition, for the year ended December 31, 2021, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our operating partnership, up to a maximum amount of $55,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of December 31, 2021 was $16,760. The redemption price for such shares and units redeemed under the plan was fixed at $19.00 per share or unit effective January

1, 2021. Subsequently the redemption price was increased to $21.85 effective January 1, 2022, and is the current redemption price. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the over-the-counter market. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

ITEM 6. SELECTED FINANCIAL DATA

None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Please see “Note Regarding Forward-Looking Statements” and “Risk Factors” for more information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 182 properties containing 10,788 apartment units and approximately 1,612,000 square feet of leasable commercial space as of December 31, 2021. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $717,547, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

Critical Accounting Policies and Estimates

Below are the accounting policies and estimates that management believe are critical to the preparation of the audited consolidated financial statements included in this Report. Certain accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this Report. A summary of significant accounting policies is also provided in the aforementioned notes to our consolidated financial statements (see note 2 to the unaudited consolidated financial statements). These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

Impairment of Real Estate Investments

The Trust will review each property within its portfolio, every quarter for potential impairment through various screening mechanisms (identifiers) to determine if there are indicators of impairment on a property. If so, the property is further analyzed through an undiscounted cash flow test. An identifier is not an indicator or triggering event for impairment; however, it is a mechanism to highlight an item on a property, which warrants further consideration and analysis to determine if an indicator is present. The following are examples of activities that are review quarterly:

●	An individual property’s weighted average cost of capital is not meeting its required rate as calculated by management.
●	Significant decline in Operational NOI in relation to individual residential properties.
●	Significant decline NOI in relation to individual commercial properties.
●	Significant quarter over quarter decrease in occupancy.

If the presence of one or more impairment identifier is noted through a screening mechanism at the end of the reporting period or throughout the year with respect to an investment property, the asset is further analyzed to determine if an indicator of impairment exists. If further analysis does not explain the properties performance, the Trust considers this to provide evidence that an indicator of impairment does exist, and the property’s then subject to additional impairment analysis, and an undiscounted cash flow analysis is performed on the individual property. Indicators of impairment include:

●	Sustained reduction in cash flows/NOI that was not due to a planned action taken by the Company to improve long term operations and where discussion and review with the Portfolio management team cannot support a significant decline or insufficient NOI Coverage.

Additionally, Sterling considers certain occurrences at a property to be a triggering event, causing an analysis of impairment to occur, and an undiscounted cash flow analysis is performed. Triggering Events of impairment include:

●	Continued difficulty in leasing property or renewing existing leases. Factors considered include:
◾	competitors building significantly newer properties,
◾	competitors are relocating out of the area,
◾	tenant downsizing and needing less square footage,
◾	significant decrease in market prices not in line with general market trends,
◾	property make-up of units is not in line with market trends; and
◾	demographics of property.
●	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition.
●	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator.
●	A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. As such, any property approved by the Board of Trustees to be sold, will be tested for impairment.

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on evaluation, there were no impairment losses during the years ended December 31, 2021, 2020 and 2019.

There have been no material changes in our Significant Accounting Policies as disclosed in Note 2 to our financial statements for the year ended December 31, 2021, included elsewhere in this report.

Acquisition of Real Estate Investments

The Company allocates the purchase price of properties that meet the definition of an asset acquisition to net tangible and identified intangible assets acquired based on their relative fair values. In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing, and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.

REIT Status

We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. Under those sections, a REIT which distributes at least 90% of its REIT taxable income, excluding net capital gains, as a distribution to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We intend to distribute to our shareholders 100% of our taxable income. Therefore, no provision for Federal income taxes is required. If we fail to distribute the required amount of income to our shareholders, we would fail to qualify as a REIT and substantial adverse tax consequences may result

Principal Business Activity

Sterling currently owns directly 182 properties. The Trust’s 137 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings. The Trust owns 45 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, and medical properties.  The Trust’s mix of properties is 75.6% residential and 24.4% commercial (based on cost) with a total carrying value of $717,547 at December 31, 2021. Currently our focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

The following table represents the number of properties the Trust owns in each state as of December 31, 2021:

Residential Property	Location	No. of Properties	Units
	North Dakota	117	6,954
	Minnesota	15	3,031
	Missouri	1	164
	Nebraska	4	639
		137	10,788

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	12	638,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		45	1,612,000

Management Highlights

●	Increased revenues from rental operations by $4,708 or 3.8% for the year ended December 31, 2021, compared to the year ended December 31, 2020.
●	Five properties with a total cost of $38,360 at December 31, 202,1 were acquired during the year ended December 31, 2021.
●	Disposed of one residential and one commercial property during the year ended December 31, 2021.
●	Declared dividends aggregating $1.0600 per common share for the year ended December 31, 2021.

Results of Operations for the Years Year Ended December 31, 2021 and 2020

	Year ended December 31, 2021			Year ended December 31, 2020
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$107,284	$22,040	$129,324	$98,576	$26,040	$124,616
Real Estate Expenses
Real Estate Taxes	10,778	2,928	13,706	9,790	2,708	12,498
Property Management	12,907	1,217	14,124	12,798	904	13,702
Utilities	9,031	1,104	10,135	8,099	1,022	9,121
Repairs and Maintenance	21,571	1,956	23,527	19,761	2,107	21,868
Insurance	3,167	110	3,277	2,238	142	2,380
Total Real Estate Expenses	57,454	7,315	64,769	52,686	6,883	59,569
Net Operating Income	$49,830	$14,725	64,555	$45,890	$19,157	65,047
Interest			18,142			17,097
Depreciation and amortization			22,203			21,214
Administration of REIT			4,381			4,217
Other income			(4,609)			(4,461)
Net Income			$24,438			$26,980

Net Income Attributed to:
Noncontrolling Interest			$15,644			$17,575
Sterling Real Estate Trust			$8,794			$9,405
Dividends per share (1)			$1.0600			$1.0588
Earnings per share			$0.8700			$0.9700
Weighted average number of common shares			10,160			9,694

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues totaled approximately $129,324 for the year ended December 31, 2021,which constituted an increase of approximately $4,708 or 3.8%, compared to the same period in 2020. Residential property revenues increased approximately $8,708 and commercial property revenues decreased approximately $4,000.

The following table illustrates the occupancy percentage for the periods ended indicated:

	December 31,	December 31,
	2021	2020
Residential occupancy	94.8%	93.5%
Commercial occupancy	80.7%	91.6%

Residential revenues for the year ended December 31, 2021, increased $8,708 or 8.8%, in comparison to the same period in 2020. Residential properties acquired since January 1, 2020, contributed approximately $5,758 to the increase in total residential revenues. The remaining increase is due to decreased rental incentives caused by increased renewals and general market rent increases at our stabilized properties. Residential revenues comprised 83.0% of total revenues for the year ended December 31, 2021, compared to 79.1%, of total revenues for the year ended December 31, 2020. Residential economic occupancy year-over-year increased 1.3%, during the year ended December 31, 2021.

For the year ended December 31, 2021, total commercial revenues decreased $4,000 or 15.4%, in comparison to the same period in 2020. The decrease was primarily attributed to vacant office space in commercial properties located in Minnesota of $1,631, which coincide with the 10.9% year-over-year decrease in commercial occupancy. The decrease is also attributed to the disposition of three commercial properties, during the period April 1, 2020, through December 31, 2021, which accounts for $844 of the decrease during the year ended December 31, 2021. The remaining difference in commercial revenues is related to common area maintenance estimates which decreased $836 for the year ended December 31, 2021, as compared to the same period in 2020. The common area maintenance estimates vary from year to year and are dependent on operational expenses on commercial properties.

Expenses

Residential expenses from operations of $57,454 during the year ended December 31, 2021, increased $4,768 or 9.0%, in comparison to the same period in 2020. The increase is attributed to an increase in repairs and maintenance expense of $1,810 or 9.2%. Properties acquired since January 1, 2020, attributed $1,168 to the increase in repairs and maintenance expense. Additionally, increased project and upgrade costs, that are considered to be deferred maintenance costs from the year ended 2020, due to COVID-19 restrictions attribute to the increase in repairs and maintenance expense during the year ended December 31, 2021. The increase is also attributed to an increase in real estate taxes of $988 or 10.1% as well as an increase in utility expense of $932 or 11.5%. The main reason for the increases in real estate taxes and utility expenses is related to the properties acquired since January 1, 2020, which account for $640 and $505 of the increase, respectively.

Commercial expenses from operations of $7,315 during the year ended December 31, 2021, increased $432 or 6.3% in comparison to the same period in 2020.  During the year ended December 31, 2021, property management fees increased by $313 or 34.6%. This was related to increased advertising and marketing expenses in an office building located in Minneapolis, Minnesota in efforts to lease up vacant space.

Interest expense of $18,142 during the year ended December 31, 2021, increased $1,045 or 6.1% in comparison to the same period in 2020. Interest expense related to financing activities increased by $583 during the year ended December 31, 2021, as compared to the same period in 2020. The primary reason for increased interest expense related to financing activities is due to the Trust’s increased mortgage balance outstanding, due to the Trust taking advantage of the interest rate market throughout the year ended 2021 and refinanced high-rate loans for new, lower rate mortgages. The weighted average interest rate of the portfolio decreased .20% to 3.83% for the year ended December 31, 2021, compared to 4.03% for the year ended December 31, 2020. Capitalized interest expense related to construction in progress decreased $399 during the year ended December 31, 2021. During the year ended December 31, 2021, interest expense was 14.0% of total revenues.

Depreciation and amortization expense of $22,203 during the year ended December 31, 2021, increased $989 or 4.7% in comparison to the same period in 2020. Properties acquired since January 1, 2020, contributed approximately $1,111 to the increase in depreciation expense, which is offset by $382 of depreciation expense related to the disposition of two properties during the year ended December 31, 2021. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the years ended December 31, 2021 and 2020 was relatively consistent at 17.2% and 17.0%, respectively.

REIT administration expenses of $4,381 for the year ended December 31, 2021, increased $164 or 3.9% in comparison to the same period in 2020, attributed to increased REIT advisory fees paid.

Other income of $4,609 for the year ended December 31, 2021 increased $148 or 3.3% in comparison to the same period in 2020. During the year ended December 31, 2021, the Trust received $1,000 from related parties, in reimbursement for expenses paid that were associated with capital projects. The increase is also attributed to insurance claims resulting in recognized gains on involuntary conversion during the year ended December 31, 2021. The insurance claims are from a windstorm claim that occurred in June 2019 and roof collapse in March 2019. The increases noted above are offset by a decrease in realized gains on the sale of real estate investments of $1,673 as compared to 2020. Gains on the sale of real estate investments for the year ended December 31, 2021, was $1,710 as compared to $3,383 for the year ended December 31, 2020.

Results of Operations for the Years Ended December 31, 2020 and 2019

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

Revenues

Property revenues totaled approximately $124,616 for the year ended December 31, 2020, which constituted an increase of approximately $4,277 or 3.6% compared to the same period in 2019. Residential property revenues increased approximately $3,813 and commercial property revenues increased approximately $464.

The following table illustrates changes the occupancy percentage for the twelve-month periods indicated:

	December 31,	December 31,
	2020	2019
Residential occupancy	93.5%	93.7%
Commercial occupancy	91.6%	91.8%

Residential revenues for the year ended December 31, 2020, increased $3,813 or 4.0% in comparison to the same period in 2019.  Residential properties acquired since January 1, 2020, contributed approximately $2,339 to the increase in total residential revenues. The remaining increase is due to decreased rental incentives caused by increased renewals, general market rent increases at our stabilized properties as well as the increased income related to Ratio Utility Billing System (RUBS) Income in our Minneapolis, Minnesota market. Residential revenues comprised 79.1% of total revenues for the year ended December 31, 2020, compared to 78.7% of total revenues for the year ended December 31, 2019.  Residential economic occupancy year-over-year has remained comparable decreasing 0.2%, during the year ended December 31, 2020.

For the year ended December 31, 2020, total commercial revenues increased $464 or 1.8% in comparison to the same period in 2019. During the year ended December 31, 2020, we disposed of three commercial properties which account for $387 in decreased commercial rent. The decrease in gross potential rent because of the disposals is offset by $1,335 in lease buyout revenue relating to a disposal of a commercial property and decreased rental incentives of $205 related to an office building located in Minneapolis, Minnesota. The remaining difference in commercial revenues is related to common area maintenance estimates which decreased $665 for the year ended December 31, 2020, as compared to the same period in 2019. The common area maintenance estimates vary from year to year and are dependent on operational expenses on commercial properties.

Expenses

Residential expenses from operations of $52,686 during the year ended December 31, 2020, decreased $1,068 or 2.0% in comparison to the same period in 2019. The decrease was attributed to a decrease in repairs and maintenance expense of $1,269 or 6.0% as well as decreased utilities expense of $99 or 1.2%. These known decreases are offset by increased real estate taxes of $418 or 4.5% and property management expenses of $328 or 2.6%. Actual property management fees remained unchanged and continue to approximate 5% of net collected rents. The main reason for the increases in real estate taxes and property management expenses is related to eight residential property acquisitions during the year ended December 31, 2020, which accounts for $177 and $334 of the increase, respectively. The primary driver of decreased operational expenses, specifically related to repairs and maintenance expense, is due to the COVID-19 pandemic causing residential lease renewal rates to increase approximately 1.8% as compared to the same period in 2019. As residents choose to remain in their current apartment units, preventing general maintenance and unit upgrades to be performed, there is potential a portion of the decrease in repairs and maintenance is deferred and will be realized as the COVID-19 pandemic passes, and the units become available to be upgraded.

Commercial expenses from operations of $6,883 during the year ended December 31, 2020, decreased $299 or 4.2% in comparison to the same period in 2019.  The decrease in overall expenses is attributed to the COVID-19 pandemic, causing shelter-in-place orders in many locations where our commercial properties are located, resulting in decreased repairs and maintenance expenses of $128 or 5.7%. Decreased utility expense of $152 or 12.9% in comparison to the same period in 2019, also attributed to the overall decrease.

Interest expense of $17,097 during the year ended December 31, 2020, decreased $1,185 or 6.5% in comparison to the same period in 2019. Pay offs of higher interest rate loans during 2020, decreased the overall weighted average interest rate on our consolidated mortgage debt by 30 basis points. The lower consolidated mortgage rate decreased total interest paid on mortgages by $689 as compared to the same period in 2019, bringing mortgage interest expense as a percentage of income to 13.7% versus 15.2% in 2019. Additionally, interest expense on construction in progress, also contributed to the decrease in interest expense. Interest expense for construction in progress is classified as a contra-expense account, offsetting interest expense by $517.

Depreciation and amortization expense of $21,214 during the year ended December 31, 2020, decreased $281 or 1.3% in comparison to the same period in 2019. The decrease is primarily due to the write off of certain lease intangibles at an office building location in Minneapolis, Minnesota. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the year ended December 31, 2020 and 2019, was relatively consistent at 17.0% and 17.9%, respectively.

REIT administration expenses of $4,217 for the year ended December 31, 2020, increased $105 or 2.6% in comparison to the same period in 2019. The increase is attributable to an increase of REIT advisory fees paid.

Other income of $4,461 for the year ended December 31, 2020, increased $3,916 or 718.5% in comparison to the same period in 2019. Realized gains of $3,383 on the sale of three commercial properties during the year ended December 31, 2020 is the primary factor of the increase as compared to the same period in 2019. Additionally, during the year ended December 31, 2020, we recognized gains from involuntary conversion of $360 relating to the finalization of a 2017 hail claim in Omaha, Nebraska. During the year ended December 31, 2019, net losses included an amount resulting from the evaluation of a commercial property in Fargo, North Dakota, where it was determined that the future economic benefit of a portion of the property was non-recoverable. As such, during the year ended December 31, 2019, we experienced a loss on involuntary conversion of $816 due to the partial demolition of that property, netting to total gain on involuntary conversion of $516 for the same period.

COVID-19 Impact

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. A number of uncertainties continue to exist at this time, including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the recent impacts of the COVID-19, and its variants. While the Trust did not incur significant disruptions during the year ended December 31, 2021 from the COVID-19 pandemic, the effects of the ongoing COVID-19 pandemic could have material adverse effects on our business and results of operations, so long as COVID-19 continues to impact the U.S. economy in general and multifamily apartment communities in particular. The extent to which the economic disruption associated with the COVID-19 pandemic impacts our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

During the year ended December 31 2021, the Trust continued to monitor state and federal legislative actions and efforts regarding the eviction moratorium which affects almost all single-family and multifamily rental housing units. The Trust has seen a number of residents complete the sworn statement certifying the qualifications to obtain eviction protection. The Trust is monitoring the collection rates on residents and, at this time is unable to predict, with complete certainty, the impact that the COVID-19 have on its future financial condition. With legislation related to COVID-19 ever evolving, management remains steadfast in working with residents to apply for rent relief programs to help pay unpaid rents, and be distributed to the properties. Our management remains committed to ensuring the safety of team members, residents, and communities, and to maintaining the financial stability of the Trust for the duration of the COVID-19 pandemic.

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

Construction in progress as of December 31, 2021, consists primarily of construction at several residential properties located in North Dakota and Missouri. The Prairiewood Meadows construction consists of the re-development of one building due to a fire, a new clubhouse for residents, and parking lot repairs. Current expectations are that the projects will be completed in the first quarter of 2022, and the current budget approximates $3,204, of which $2,617 has been incurred and is included in construction in progress. The Quail Creek Apartments projects primarily consist of work related to roof repairs and redevelopment of one building due to a fire. Current expectations are that the project will be completed in the first quarter of 2022 and the current budget approximates $1,205, of which $1,245 has been incurred and is included in construction in progress. Remaining construction in progress projects are primarily related to tenant improvements for office buildouts in the Trustmark Office Park. Current expectations are that the projects will be completed during the first quarter of 2022 and the current project budgets approximate $850 of which $841 has been incurred and is included in construction in progress. Remaining construction in progress projects are primarily related to building and roof system, roof replacements on multiple residential properties, residential exterior window systems, and new deck systems on multiple residential properties as well as a new parking structure.

The Trust has three on going developments through ventures in unconsolidated affiliates.

Fredrik Apartments, currently being development in Rogers, Minnesota is expected to be completed in the second quarter of 2022 and the current project budget approximates $35,042 of which $23,044 has been incurred as of December 31, 2021.

Park Hill Apartments, currently being developed in Dallas, Texas, is expected to be completed in the third quarter of 2023 and the current project budget approximates $53,138 of which $7,453 has been incurred as of December 31, 2021.

Kipling Apartments, currently being developed in Brooklyn Park, Minnesota is expected to be completed in the second quarter of 2023 and the current project budget approximates $32,789 of which $4,265 has been incurred as of December 31, 2021.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the years ended December 31, 2021, 2020 and 2019, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Year ended December 31, 2021		Year ended December 31, 2020		Year ended December 31, 2019
		Weighted Avg		Weighted Avg		Weighted Avg
		Shares and		Shares and		Shares and
	Amount	Units	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$8,794	10,160	$9,405	9,694	$5,534	9,268

Add back:
Noncontrolling Interest - OPU	15,783	18,235	17,645	18,187	10,647	17,831
Depreciation & Amortization from continuing operations	22,203		21,214		21,495
Pro rata share of unconsolidated affiliate depreciation & amortization	718		380		378
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1,710)		(3,383)		—
Funds from operations applicable to common shares and limited partnership units (FFO)	$45,788	28,395	$45,261	27,881	$38,054	27,099

Liquidity and Capital Resources

Evaluation of Liquidity

We continually evaluate our liquidity and ability to fund future operations, debt obligations, and any repurchase requests.  As part of our analysis, we consider among other items, the credit quality of tenants, and current lease terms and projected expiration dates, as well as the effect of the COVID-19 pandemic on rental income proceeds.

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

At December 31, 2021, our unrestricted cash resources consisted of cash and cash equivalents totaling approximately $51,507. Our unrestricted cash reserves can be used for working capital needs and other commitments.  In addition, we had unencumbered properties with a gross book value of $69,372, which could potentially be used as collateral to secure additional financing in future periods.

The Trust has a $4,915 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires in June 2022; and a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2022. The lines of credit are secured by specific properties. At December 31, 2021, the Bremer lines of credit secured two letters of credit totaling $67, leaving $9,848 available and unused under the agreements. The Trust anticipates renewing the line of credit expiring in the next 12 months to continue to hold it as a cash resource to the Trust.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us.

During the year ended December 31, 2021, we did not sell any common shares in private placements. During the year ended December 31, 2021, we issued 363,000 and 203,000 common shares under the dividend reinvestment plan and optional share purchases, respectively which raised gross proceeds of $10,952. During the year ended December 31, 2020, we did not sell any common shares in private placements. During the year ended December 31, 2020, we issued 356,000 and 187,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively which raised gross proceeds of $10,101.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the year end December 31, 2021, the Trust issued approximately 144,000 limited partnership units of the Operating Partnership valued at $20.00 per unit for an aggregate consideration of approximately $2,883 for the purchase of real estate investments. During the year end December 31, 2020, the Trust issued approximately 535,000 limited partnership units of the Operating Partnership valued at $19.25 per unit for an aggregate consideration of approximately $10,293 for the purchase of real estate investments. No limited partnership units of the Operating Partnership were issued in relation to the acquisition of real estate investments for the year ended December 31, 2019.

The Board of Trustees, acting as general partner for the Operating Partnership, determined an estimate of fair value for the limited partnership units exchanged through the UPREIT structure. In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations. The Board typically determines the fair value on an annual basis. The Trustees determine the fair value, in their sole discretion and use data points to guide their determination which is typically based on a consensus of opinion. Thus, the Trust does not employ any specific valuation methodology or formula. Rather, the Board looks to available data and information, which is often adjusted and weighted to comport more closely with the assets held by the Trust at the time of valuation. The principal valuation methodology utilized is the NAV calculation/direct capitalization method. The information made available to the Board is assembled by the Trust’s Advisor. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information. The fair value was not determined based on, nor intended to comply with, fair value standards under US GAAP and the value may not be indicative of the price we would get for selling our assets in their current condition. At this time, no shares are held in street name accounts and the Trust is not subject to FINRA’s specific pricing requirements set out in Rule 2340 or otherwise.

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

Cash on hand, together with cash from operations and access to the lines of credit is expected to provide sufficient capital to meet the Company’s needs for at least the next 12 months and as appropriate, we will use cash flows from operations, net proceeds from share offerings, debt proceeds, and proceeds from the disposition of real estate investments to meet long term liquidity demands.

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

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Net cash flows provided by operating activities	$45,053	$44,647
Net cash flows used in investing activities	$(59,139)	$(29,978)
Net cash flows provided by (used in) financing activities	$47,107	$(4,416)

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

Net cash provided by operating activities was $45,053 and $44,647 for the years ended December 31, 2021 and 2020, respectively, which consists primarily of net income from property operations, adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $59,139 and $29,978 for the years ended the year ended December 31, 2021 and 2020, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the years ended December 31, 2021 and 2020, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $53,900 and $41,200, respectively. Proceeds received from the sale of real estate investments during the years ended December 31, 2021 and 2020, offset this amount by $5,590 and $12,502, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs, and making principal payments on mortgage notes payable.

Net cash provided by and (used in) financing activities was $47,107 and $(4,416), respectively, for the years ended December 31, 2021 and 2020. During the year ended December 31, 2021, we paid $22,623 in dividends and distributions, redeemed $5,565 of shares and units, received $116,180 from new mortgage notes payable, and made mortgage principal payments of $43,641. For the year ended December 31, 2020, we paid $22,738 in dividends and distributions, redeemed $3,537 of shares and units, received $67,950 from new mortgage notes payable, and made mortgage principal payments of $48,553.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2021, to December 31, 2021 totaling $10,761 or $1.0600 per share, of which $3,842 was cash dividends and $6,918 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $45,053 from our cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2020, to December 31, 2020 totaling $10,256 or $1.0588 per share, of which $3,643 was cash dividends and $6,613 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $44,647 from our cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Cash flows provided by operations (includes net income of $24,438 and $26,980, respectively)	$45,053	$44,647
Distributions in excess of earnings received from unconsolidated affiliates	—	422
Gain on sales of real estate and non-real estate investments	1,710	3,383
Dividends declared	(10,761)	(10,256)
Excess	$36,002	$38,196

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2021, we declared quarterly distributions totaling $19,319 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, and October 15, 2021, and January 18, 2022. Distributions were paid at a rate of $0.2650 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the year ended December 31, 2020, we declared quarterly distributions totaling $19,322 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, October 15, 2020, and January 15, 2021. Distributions were paid at a rate of $0.2647 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the year ended December 31, 2021, we paid aggregate dividends of $10,629, which were paid with cash flows provided by operating activities. Our funds from operations, or FFO, was $45,788, therefore, our management believes our distribution policy is sustainable over time. For the year ended December 31, 2020, we paid aggregate dividends of $10,113 which were paid with cash flows provided by operating activities. Our FFO was $45,261 for the year ended December 31, 2020. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recent Developments

On January 18, 2022, we paid a dividend or distribution of $0.2650 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2021.

On February 1, 2022, Erica J. Chaffee resigned as Chief Financial Officer and Treasurer of the Trust.

On February 1, 2022, the Board of Trustees appointed Damon K. Gleave as Chief Financial Officer and Treasurer of the Trust.

On February 28, 2022, the Trust acquired a residential property located in Hutchinson, Minnesota for $14,326. As part of this acquisition, the Trust issued approximately 442,000 Operating Partnership Units, to an entity affiliated with related parties of the Trust. The aggregate value of these units was $10,180.

On February 28, 2022, the Trust obtained financing on a residential property for $9,000.

On March 7, 2022, the Trust disposed of a commercial property located in Savage, Minnesota for $2,700.

Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the year ended December 31, 2021, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $108,734 for the year ended December 31, 2021. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of December 31, 2021, we had one variable-rate mortgage debt outstanding of $5,237. Additionally, the Trust had $108,734 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. We estimate that an increase in 30-day LIBOR of 100 basis points with constant risk spreads would result in our net income being reduced by approximately $52 on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points would increase the amount of net income by a similar amount. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements included in this Annual Report are listed in Item 15 and begin immediately after the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Sterling Real Estate Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Sterling Real Estate Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on the evaluation, Sterling Real Estate Trust’s Chief Executive Officer and Chief Financial Officer have concluded that Sterling Real Estate Trust’s disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets,
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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before May 2, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements listed below are included in this report

Reports of Independent Registered Public Accounting Firms (PCAOB ID Number 49 and PCAOB ID Number 23)

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2021 and 2020

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

Real Estate and Accumulated Depreciation (Schedule III)

(a)(3) Exhibits

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2021 AND 2020,

AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY AND CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2021, 2020 AND 2019,

INCLUDING NOTES

and

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Trustees of Sterling Real Estate Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sterling Real Estate Trust and its subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations and other comprehensive income, shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates

Evaluation of real estate investments for impairment

The Company’s real estate investments and related intangible assets were $717,547,000 and $6,246,000, respectively, as of December 31, 2021. As described in Note 2, the Company performs impairment testing on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of its real estate investments may not be recoverable. As part of the Company’s impairment indicator analysis, management considers numerous potential indicators of impairment of operating properties. These indicators could include a substantial decline in or continued low occupancy rate, continued difficulty in leasing space, significant financially troubled tenants, a change in plan to sell a property prior to the end of its useful life or holding period, a significant decrease in market price not in line with general market trends, and any other quantitative or qualitative events or factors deemed significant by the Trust’s management or board of trustees. The Company identified indicators of impairment for certain real estate investments and, in such cases, further assessed the assets for recoverability by comparing the net carrying value to estimated future cash flows on an undiscounted basis.

We identified the determination of the existence of impairment indicators for the Company’s real estate investments and related intangible assets as a critical audit matter because of the significant judgments made by management, including the evaluation of the impact of the factors described above. Auditing management’s judgments used in the determination of impairment indicators involved a high degree of auditor judgment and increased audit effort. Further, auditing the Company’s undiscounted cash flow model required a high degree of auditor judgment and increased audit effort as estimates underlying the calculation, including growth rates and terminal capitalization rates, were based on assumptions affected by expected future market and economic conditions.

Our audit procedures related to the Company’s evaluation of real estate investments for impairment included the following, among others.

●	We tested the underlying data used in management’s analysis for completeness and accuracy and evaluated management’s conclusions around potential indicators of impairment.

●	We evaluated the accuracy of management’s conclusions around potential indicators of impairment by developing an independent expectation of potential impairment indicators on a property by property basis, considering information such as historical trends, current year property level operating performance, and changes in expected hold periods, among others, and compared our expectation to management’s analysis.

●	For the Company’s real estate investments that were assessed by management using an undiscounted cash flow model, we inspected relevant industry and market outlook data to consider market conditions. Further, we tested that the significant assumptions utilized in estimating property undiscounted cash flows, such as growth rates and terminal capitalization rates, were within an observable market range.

/s/ RSM US LLP

We have served as the Company’s auditor since 2021.

Minneapolis, Minnesota

March 16, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders, the Audit and Disclosure Committee, and the Board of Trustees of Sterling Real Estate Trust:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sterling Real Estate Trust (the "Company") as of December 31, 2020, the related consolidated statements of operations and other comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We served as the Company’s auditor from 2013 until 2021.

Chicago, Illinois

March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$125,338	$119,088
Building and improvements	763,003	712,560
Construction in progress	8,361	13,640
Real estate investments	896,702	845,288
Less accumulated depreciation	(179,155)	(160,575)
Real estate investments, net	717,547	684,713
Cash and cash equivalents	51,507	11,716
Restricted deposits	9,149	15,919
Investment in unconsolidated affiliates	18,658	9,659
Notes receivable	7,457	2,026
Lease intangible assets, less accumulated amortization	6,246	7,367
Other assets, net	10,302	11,629

Total Assets	$820,866	$743,029

LIABILITIES
Mortgage notes payable, net	$493,142	$421,278
Dividends payable	7,567	7,447
Tenant security deposits payable	5,225	4,908
Lease intangible liabilities, less accumulated amortization	811	994
Accrued expenses and other liabilities	18,604	16,874
Total Liabilities	525,349	451,501

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Beneficial interest	116,856	109,366
Noncontrolling interest
Operating partnership	176,954	181,621
Partially owned properties	2,657	2,346
Accumulated other comprehensive loss	(950)	(1,805)
Total Shareholders' Equity	295,517	291,528

	$820,866	$743,029

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$129,324	$124,616	$120,339
Expenses
Expenses from rental operations
Operating expenses	51,063	47,071	48,858
Real estate taxes	13,706	12,498	12,078
Depreciation and amortization	22,203	21,214	21,495
Interest	18,142	17,097	18,282
	105,114	97,880	100,713
Administration of REIT	4,381	4,217	4,112
Total expenses	109,495	102,097	104,825
Income from operations	19,829	22,519	15,514

Other income
Equity in (losses) income of unconsolidated affiliates	(261)	263	759
Other income	1,935	455	301
Gain on sale of real estate investments	1,710	3,383	—
Gain on involuntary conversion	1,225	360	(515)
	4,609	4,461	545
Net income	$24,438	$26,980	$16,059
Net income (loss) attributable to noncontrolling interest:
Operating Partnership	15,783	17,645	10,647
Partially owned properties	(139)	(70)	(122)
Net income attributable to Sterling Real Estate Trust	$8,794	$9,405	$5,534

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.87	$0.97	$0.60

Comprehensive income:
Net income	$24,438	$26,980	$16,059
Other comprehensive gain (loss) - change in fair value of interest rate swaps	855	(1,842)	67
Comprehensive income	25,293	25,138	16,126
Comprehensive income attributable to noncontrolling interest	16,193	16,373	10,569
Comprehensive income attributable to Sterling Real Estate Trust	$9,100	$8,765	$5,557

Weighted average Common Shares outstanding, basic and diluted	10,160	9,694	9,268

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2018	8,967	$122,624	$(24,741)	$97,883	$183,360	$2,538	$(30)	$283,751
Shares issued under trustee compensation plan	3	62	—	62	—	—	—	62
Shares/units redeemed	(50)	(891)	—	(891)	(1,132)	—	—	(2,023)
Dividends and distributions declared	—	—	(9,681)	(9,681)	(18,626)	—	—	(28,307)
Dividends reinvested - stock dividend	342	6,145	—	6,145	—	—	—	6,145
Issuance of shares under optional purchase plan	173	3,293	—	3,293	—	—	—	3,293
UPREIT units converted to REIT common shares	1	28	—	28	(28)	—	—	—
Change in fair value of interest rate swaps	—	—	—	—	—	—	67	67
Net income	—	—	5,534	5,534	10,647	(122)	—	16,059
BALANCE AT DECEMBER 31, 2019	9,436	$131,261	$(28,888)	$102,373	$174,221	$2,416	$37	$279,047
Shares issued pursuant to trustee compensation plan	3	64	—	64	—	—	—	64
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	10,293	—	—	10,293
Shares/units redeemed	(127)	(2,321)	—	(2,321)	(1,216)	—	—	(3,537)
Dividends and distributions declared	—	—	(10,256)	(10,256)	(19,322)	—	—	(29,578)
Dividends reinvested - stock dividend	356	6,511	—	6,511	—	—	—	6,511
Issuance of shares under optional purchase plan	187	3,590	—	3,590	—	—	—	3,590
Change in fair value of interest rate swaps	—	—	—	—	—	—	(1,842)	(1,842)
Net income	—	—	9,405	9,405	17,645	(70)	—	26,980
BALANCE AT DECEMBER 31, 2020	9,855	$139,105	$(29,739)	$109,366	$181,621	$2,346	$(1,805)	$291,528
Shares issued pursuant to trustee compensation plan	3	57	—	57	—	—	—	57
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	2,883	—	—	2,883
Shares/units redeemed	(82)	(1,552)	—	(1,552)	(4,014)	—	—	(5,566)
Dividends and distributions declared	—	—	(10,761)	(10,761)	(19,319)	—	—	(30,080)
Dividends reinvested - stock dividend	363	6,888	—	6,888	—	—	—	6,888
Issuance of shares under optional purchase plan	203	4,064	—	4,064	—	—	—	4,064
Change in fair value of interest rate swaps	—	—	—	—	—	—	855	855
Contributions from consolidated real estate entity noncontrolling interests	—	—	—	—	—	450	—	450
Net income	—	—	8,794	8,794	15,783	(139)	—	24,438
BALANCE AT DECEMBER 31, 2021	10,342	$148,562	$(31,706)	$116,856	$176,954	$2,657	$(950)	$295,517

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
OPERATING ACTIVITIES
Net income	$24,438	$26,980	$16,059
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	(1,710)	(3,383)	—
Gain on involuntary conversion	(1,225)	(360)	515
Equity in loss (income) of unconsolidated affiliates	261	(263)	(759)
Distributions of earnings of unconsolidated affiliates	233	361	759
Allowance for uncollectible accounts receivable	(667)	540	203
Depreciation	20,918	19,770	19,644
Amortization	1,285	1,418	1,805
Amortization of debt issuance costs	608	634	636
Effects on operating cash flows due to changes in
Other assets	785	(219)	(234)
Tenant security deposits payable	349	328	153
Accrued expenses and other liabilities	(242)	(1,159)	2,545
NET CASH PROVIDED BY OPERATING ACTIVITIES	45,033	44,647	41,326
INVESTING ACTIVITIES
Purchase of real estate investment properties	(35,893)	(10,064)	—
Capital expenditures and tenant improvements	(18,007)	(31,136)	(15,445)
Proceeds from sale of real estate investments and non-real estate investments	5,610	12,502	—
Proceeds from involuntary conversion	4,095	1,288	2,596
Investment in unconsolidated affiliates	(9,493)	(2,264)	(5,350)
Distributions in excess of earnings received from unconsolidated affiliates	—	422	126
Notes receivable issued net of payments received	(5,431)	(726)	(1,300)
NET CASH USED IN INVESTING ACTIVITIES	(59,119)	(29,978)	(19,373)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(1,283)	(530)	(136)
Payments on investment certificates and subordinated debt	(25)	(100)	—
Principal payments on special assessments payable	—	(498)	(597)
Proceeds from issuance of mortgage notes payable and subordinated debt	116,180	67,950	15,087
Principal payments on mortgage notes payable	(43,641)	(48,553)	(28,388)
Advances on lines of credit	818,689	30,964	—
Payments on lines of credit	(818,689)	(30,964)	—
Proceeds from issuance of shares under optional purchase plan	4,064	3,590	3,293
Shares/units redeemed	(5,566)	(3,537)	(2,023)
Dividends/distributions paid	(22,622)	(22,738)	(21,872)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	47,107	(4,416)	(34,636)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	33,021	10,253	(12,683)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	27,635	17,382	30,065
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$60,656	$27,635	$17,382

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$51,507	$11,716	$9,002
Restricted deposits	9,149	15,919	8,380
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$60,656	$27,635	$17,382

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 and 2019 (Continued)

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$17,332	$16,491	$17,684

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$6,888	$6,511	$6,145
Dividends declared and not paid	2,740	2,608	2,465
UPREIT distributions declared and not paid	4,827	4,838	4,653
UPREIT units converted to REIT common shares	—	—	28
Shares issued pursuant to trustee compensation plan	57	64	62
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	2,883	10,293	—
Increase in land improvements due to increase in special assessments payable	235	231	639
Unrealized gain (loss) on interest rate swaps	855	(1,842)	67
Acquisition of assets through assumption of debt and liabilities	569	6,193	—
Capitalized interest and real estate taxes related to construction in progress	250	644	138

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of December 31, 2021 and 2020, Sterling owned approximately 36.22% and 35.03%, respectively, of the operating partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Sterling and all subsidiaries for which we maintain a controlling interest.

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly owned limited liability companies and partially-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of December 31, 2021, the Trust owned approximately 36.22% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

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

The Trust allocates the purchase price of each acquired investment property accounted for as an asset acquisition based upon the relative acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, and (v) assumed financing that is determined to be above or below market, if any. Transaction costs related to acquisitions accounted for as asset acquisitions are capitalized as incurred and included as a cost of the building in the accompanying balance sheet.

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

The Trust’s real estate investments are reviewed for potential impairment periodically whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Trust separately determines whether impairment indicators exist for each property.

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of real estate investments.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

Based on evaluation, there were no impairment losses during the years ended December 31, 2021, 2020 and 2019.

Cash and Cash Equivalents and Restricted Deposits

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents. Restricted deposits include funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain properties to be used for future building renovations or tenant improvements.

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings (losses), contributions and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2021, 2020 and 2019.

Other Assets

Other assets are comprised of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

	(in thousands)
Due from related party	$336	$10
Accounts receivable, net	5,342	4,079
Insurance claim receivable	145	1,968
Fair value of interest rate swap	698	—
Other assets	192	1,040
Financing Fees, less accumulated amortization	18	46
Lease costs, less accumulated amortization	2,065	1,527
Prepaid expenses	1,506	2,959
Total other assets, net	$10,302	$11,629

Note receivable

Notes receivable are issued periodically and are secured and interest bearing.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

Accrued Expenses and Other liabilities

Accrued Expenses and other liabilities are comprised of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

	(in thousands)
Special assessments payable	$690	$649
Due to related party	473	559
Subordinated debt	—	25
Accounts payable – trade	3,272	3,090
Retainage payable	86	33
Fair value of interest rate swap	1,648	1,805
Deferred insurance proceeds	476	662
Accrued interest expense	1,323	1,175
Accrued real estate taxes	6,653	5,998
Accrued unearned rent	3,055	2,579
Other liabilities	928	299
Total accrued expenses and other liabilities	$18,604	$16,874

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

Noncontrolling Interest

A noncontrolling interest in a subsidiary (minority interest) is in most cases an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company’s equity.  In addition, consolidated net income is required to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and the amount of consolidated net income attributable to the parent and the noncontrolling interest are required to be disclosed on the face of the consolidated statements of operations and other comprehensive income.

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

Partially Owned Properties: The Trust reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Trust that are not wholly owned by the Trust.  The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interest in partially owned properties in the consolidated statement of operations and other comprehensive income.

Federal Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code, as amended. A REIT calculates taxable income like other domestic corporations, with the major difference being a REIT is entitled to a deduction for dividends paid. A REIT is generally required

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

to distribute each year at least 90% of its taxable income. If it chooses to retain the remaining 10% of taxable income, it may do so, but it will be subject to a corporate tax on such income. REIT shareholders are taxed on REIT distributions similar to corporate distributions.

A summary of the tax characterization of the dividends paid to shareholders of the Company’s common stock for the years ended December 31, 2021, 2020 and 2019 follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%	Dividend	%
	2021	2021	2020	2020	2019	2019
Tax status
Ordinary income	$0.9833	92.76%	$0.8994	84.95%	$0.8791	84.12%
Capital gain	0.0767	7.24%	—	—%	0.0048	0.46%
Return of capital	—	—%	0.1593	15.05%	0.1611	15.42%
	$1.0600	100.00%	$1.0587	100.00%	$1.0450	100.00%

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2021 and 2020, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2018.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of December 31, 2021, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of December 31, 2021, 2020 and 2019 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods. As the calculation does not include net income attributable to the Operating Partnership, Operating Partnership Units are not included in the calculation, and does not have any impact on earnings per share.

For the years ended December 31, 2021, 2020 and 2019, Sterling’s denominators for the basic and diluted earnings per common share were approximately 10,160,000, 9,694,000, and 9,268,000, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended December 31, 2021, 2020 and 2019, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements for the years ended December 31, 2021 and 2020.

	Year ended December 31, 2021			Year ended December 31, 2020			Year ended December 31, 2019
	Residential	Commercial	Total	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)			(in thousands)
Income from rental operations	$107,284	$22,040	$129,324	$98,576	$26,040	$124,616	$94,763	$25,576	$120,339
Expenses from rental operations	57,454	7,315	64,769	52,686	6,883	59,569	53,754	7,182	60,936
Net operating income	$49,830	$14,725	$64,555	$45,890	$19,157	$65,047	$41,009	$18,394	$59,403
Depreciation and amortization			22,203			21,214			21,495
Interest			18,142			17,097			18,282
Administration of REIT			4,381			4,217			4,112
Other income			(4,609)			(4,461)			(545)
Net income			$24,438			$26,980			$16,059

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of December 31, 2021	Residential	Commercial	Total

	(in thousands)
Real estate investments	$692,722	$203,980	$896,702
Accumulated depreciation	(133,100)	(46,055)	(179,155)
	$559,622	$157,925	717,547
Cash and cash equivalents			51,507
Restricted deposits			9,149
Investment in unconsolidated affiliates			18,658
Notes receivable			7,457
Intangible assets, less accumulated amortization			6,246
Other assets, net			10,302
Total Assets			$820,866

As of December 31, 2020	Residential	Commercial	Total

	(in thousands)
Real estate investments	$647,083	$198,205	$845,288
Accumulated depreciation	(118,363)	(42,212)	(160,575)
	$528,720	$155,993	684,713
Cash and cash equivalents			11,716
Restricted deposits			15,919
Investment in unconsolidated affiliates			9,659
Notes receivable			2,026
Assets held for sale			831
Intangible assets, less accumulated amortization			7,367
Other assets, net			10,798
Total Assets			$743,029

NOTE 4 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	As of December 31,	As of December 31,
	2021	2020

	(in thousands)
Tenant security deposits	$5,165	$4,730
Real estate tax and insurance escrows	1,355	2,058
Replacement reserves	1,791	2,137
Other funded reserves	838	6,994
	$9,149	$15,919

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – Investment in unconsolidated affiliates

	Date	Trust Ownership	Total Investment for the year ended December 31,
Unconsolidated Affiliates	Acquired	Interest	2021	2020
Banner Building	2007	66.67%	$60	$59
Grand Forks INREIT, LLC	2003	50%	2,493	2,323
SE Savage, LLC	2019	60%	2,946	3,312
SE Maple Grove, LLC	2019	60%	2,823	2,965
SE Rogers, LLC	2020	60%	2,986	1,000
ST Oak Cliff, LLC	2021	70%	4,324	-
SE Brooklyn Park, LLC	2021	60%	3,026	-
			$18,658	$9,659

The operating partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2021 and 2020 of $6,329 and $6,232, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner of a tenant in common through 100% ownership in a limited liability company. The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at December 31, 2021 and 2020 of $9,794 and $10,036, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a limited liability company that holds a multifamily property. As of December 31, 2021, the operating partnership has contributed $3,401 in cash to the LLC. The LLC is located in Savage, Minnesota, with total assets of $37,372 and $27,014 at December 31, 2021 and 2020, respectively. The development was completed in the third quarter of 2021. The property is encumbered by a first mortgage with a balance at December 31, 2021 and 2020, of $26,210 and $19,436, respectively. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at December 31, 2021 of $6,129. There was no balance outstanding at December 31, 2020. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a limited liability company that is currently developing a multifamily property. As of December 31, 2021, the operating partnership has contributed $2,975 in cash to the LLC. The LLC is located in Maple Grove, Minnesota, with total assets of $31,872 and $13,106 at December 31, 2021 and 2020. The development was completed in the fourth quarter of 2021. The entity is encumbered by a first mortgage with a balance at December 31, 2021 and 2020 of $24,788 and $5,710, respectively. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at December 31, 2021 of $727. There was no balance outstanding at December 31, 2020. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership owns a 60% interest in a limited liability company that is currently developing a multifamily property. As of December 31, 2021, the operating partnership has contributed $3,089 in cash to the LLC. The LLC holds land located in Rogers, Minnesota, with total assets of $22,847 and $4,161 at December 31, 2021 and 2020, respectively. The entity is encumbered by a first mortgage that has a balance of $15,688 at December 31, 2021. There was no balance outstanding related to the first mortgage at December 31, 2020. The Company is jointly and severally liable for the full mortgage balance.

On August 25, 2021, the Trust purchased a 70% interest in a limited liability company, with a related party. The LLC is currently developing a multifamily property. As of December 31, 2021, the operating partnership has contributed $4,361 in cash to the LLC. The entity holds land located in Dallas, Texas with total assets of $7,394 as of December 31, 2021. The entity is encumbered by a construction mortgage. There was no balance outstanding related to the mortgage at December 31, 2021. The Company is jointly and severally liable for the full mortgage balance.

On September 17, 2021, the Trust purchased a 60% interest in a limited liability company, with an unrelated third party. The LLC is currently developing a multifamily property. As of December 31, 2021, the operating partnership has contributed $3,042 in cash to the LLC. The entity is located in Brooklyn Park, Minnesota, with total assets of $5,478 of December 31, 2021.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020

	(in thousands)
ASSETS
Real estate investments	$134,839	$74,991
Accumulated depreciation	(10,940)	(9,692)
	123,899	65,299
Cash and cash equivalents	1,131	249
Restricted deposits	650	384
Intangible assets, less accumulated amortization	41	—
Other assets, net	909	180
Total Assets	$126,630	$66,112

LIABILITIES
Mortgage notes payable, net	$87,996	$41,405
Tenant security deposits payable	108	2
Accrued expenses and other liabilities	8,029	6,533
Total Liabilities	$96,133	$47,940
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$30,497	$18,172

Total liabilities and shareholders' equity	$126,630	$66,112

The following is a summary of results of operations of the unconsolidated affiliates for the years ended the years ended December 31, 2021, 2020 and 2019.

	The year ended December 31,
	2021	2020	2019
	(in thousands)
Income from rental operations	$4,746	$3,001	$4,022
Expenses from rental operations	1,632	928	950
Net operating income	$3,114	$2,073	$3,072
Depreciation and Amortization	1,248	688	686
Interest	2,275	970	976
Other Income	-	(24)	-
Net (loss) income	$(409)	$439	$1,410

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of December 31, 2021	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,455	$(10,381)	$5,074
Above-market leases	2,617	(1,445)	1,172
	$18,072	$(11,826)	$6,246
Lease Intangible Liabilities
Below-market leases	$(2,525)	$1,714	$(811)

	Lease	Accumulated	Lease
As of December 31, 2020	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$19,768	$(13,727)	$6,041
Above-market leases	2,618	(1,292)	1,326
	$22,386	$(15,019)	$7,367
Lease Intangible Liabilities
Below-market leases	$(2,957)	$1,963	$(994)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2022	$987	$164
2023	849	151
2024	849	151
2025	849	151
2026	698	80
Thereafter	2,014	114
	$6,246	$811

The weighted average amortization period for the intangible assets (in-place leases, above-market leases) and intangible liabilities (below-market leases) acquired as of December 31, 2021, was 8.10 years.

The portion of the purchase price allocated to acquire above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $154, $186, and $214 for the years ended December 31, 2021, 2020 and 2019, respectively, was recorded as a reduction to income from rental operations. Amortization pertaining to below market lease intangibles of $183, $213, and $261 for the years ended December 31, 2021, 2020 and 2019, respectively, was recorded as an increase to income from rental operations.

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires in June 2022; and a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2022. The lines of credit are secured by specific properties. At December 31, 2021, the Bremer line of credit secured two letters of credit totaling $67, leaving $9,848 available and unused under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. The Trust anticipates renewing the line of credit expiring in the next 12 months

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

to continue to hold it as a cash resource to the Trust. There were no balances outstanding on either line at December 31, 2021, or December 31, 2020.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage, debt to net worth ratios, and debt yield ratios. As of December 31, 2021, no properties were out of compliance. As of December 31, 2020, one property was out of compliance. An annual waiver was received from the lender.

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	December 31,	December 31,
	2021	2020

	(in thousands)
Fixed rate mortgage notes payable (a)	$490,413	$415,665
Variable rate mortgage notes payable	5,237	7,446
Mortgage notes payable	495,650	423,111
Less unamortized debt issuance costs	2,508	1,833
	$493,142	$421,278
(a)	Includes $108,734 and $43,613 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, we had 110 fixed rate and one variable rate mortgage loan with effective interest rates ranging from 2.09% to 6.85% per annum, and a weighted average effective interest rate of 3.83% per annum on fixed rate loans and 2.10% per annum on variable rate loans.

As of December 31, 2020, we had 114 fixed rate and two variable rate mortgage loans with effective interest rates ranging from 2.14% to 6.85% per annum, and a weighted average effective interest rate of 4.03% per annum on fixed rate loans and 2.28% per annum on variable rate loans.

The majority of the Company’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs.  Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with the lender. Additionally, certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2021, five loans were out of compliance due increased repair and maintenance costs related to unit renovations, bad debt allowance, and increased vacancies in the North Dakota and Minnesota markets. The loans were secured by various properties with a total outstanding balance of $9,915. Annual waivers were received from the lenders on all loans out of compliance as of December 31, 2021. As of December 31, 2020, four loans on residential properties were out of compliance due to various unit renovation and parking lot repair and maintenance costs, bad debts and increased vacancies in the North Dakota and Minnesota markets. The loans were secured by various properties with a total outstanding balance of $6,496. Annual waivers were received from the lenders on all loans out of compliance as of December 31, 2020.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2022	$21,404
2023	52,373
2024	21,939
2025	52,379
2026	44,774
Thereafter	302,781
Total payments	$495,650

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

As of December 31, 2021, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive (loss) income” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Trust estimates that an additional $1,126 will be reclassified as an increase to interest expense.

The following table summarizes the Trust’s interest rate swaps designated as cash flow hedges as of December 31, 2021:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,780	3.15%	November 1, 2029
November 1, 2019	$4,712	3.28%	November 1, 2029
January 10, 2020	$3,066	3.39%	January 10, 2030
June 11, 2020	$1,535	3.07%	June 15, 2030
June 11, 2020	$2,975	3.07%	June 15, 2030
June 15, 2020	$1,664	2.94%	June 15, 2030
June 15, 2020	$4,402	2.94%	June 15, 2030
July 1, 2020	$4,852	2.79%	June 10, 2030
December 2, 2020	$12,713	2.91%	December 2, 2027
July 1, 2021	$26,331	2.99%	July 1, 2031
November 10, 2021	$28,604	3.54%	August 1, 2029
December 1, 2021	$11,100	3.32%	December 1, 2031

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Interest rate swaps	12	9	$108,734	$43,613

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

	Derivatives
Derivatives designated as	December 31, 2021		December 31, 2020
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$698	Other assets, net	$—
Interest rate swaps	Accrued expenses and other liabilities	$1,648	Accrued expenses and other liabilities	$1,805

The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income (loss) for the years ended December 31, 2021 and 2020:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2021		2021
Interest rate swaps	$(855)	Interest expense	$670
	2020		2020
Interest rate swaps	$1,842	Interest expense	$242

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties that contain a provision whereby if the Trust defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Trust could also be declared in default on its corresponding derivative obligation. As of December 31, 2021, the termination value of derivatives in a liability position was $1,648 and the termination value of derivatives in an asset position was $698. As December 31, 2021, the Trust has pledged the properties related to the loans which are hedged as collateral.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2021		December 31, 2020
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$7,457	$9,840	$2,026	$2,117
Derivative assets	$698	$698	$—	$—

Financial liabilities:
Mortgage notes payable	$495,650	$508,285	$423,111	$443,100
Derivative liabilities	$1,648	$1,648	$1,805	$1,805

The carrying values shown in the table are included in the consolidated balance sheets under the captions indicated in Note 10. ASC 820-10 established a three-level valuation hierarchy for fair value measurement.  Management uses these valuation techniques to establish the fair value of the assets at the measurement date.  These valuation techniques are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s assumptions.

These two types of inputs create the following fair value hierarchy:

●	Level 1 – Quoted prices for identical instruments in active markets.
●	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable.
●	Level 3 – Instruments whose significant inputs are unobservable.

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2021
Derivative assets	$—	$698	$—	$698
Derivative liabilities	$—	$1,648	$—	$1,648

December 31, 2020
Derivative liabilities	$—	$1,805	$—	$1,805

Derivatives: The fair value of interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of the derivative.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2021
Mortgage notes payable	$—	$—	$508,285	$508,285
Notes receivable	$—	$—	$9,840	$9,840
December 31, 2020
Mortgage notes payable	$—	$—	$443,100	$443,100
Notes receivable	$—	$—	$2,117	$2,117

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 3.25% to 3.35% for the years ended December 31, 2021 and 2020. The fair value of the Trust’s matured mortgage notes payable was determined to be equal to the carrying value of the properties because there is no market for similar debt instruments and the properties’ carrying value was determined to be the best estimate of fair value.

Notes receivable. The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rates used range from 3.25% to 3.35% and from 3.75% to 3.80% for December 31, 2021 and 2020, respectively.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2021 and 2020, outstanding limited partnership units totaled 18,212,000 and 18,279,000, respectively. Total aggregate distributions per unit for the years ended December 31, 2021, 2020 and 2019, were $1.0600, $1.0587, and $1.0450,  respectively. The operating partnership declared fourth quarter distributions of $4,826 and $4,838, to limited partners payable in January 2022 and 2021, respectively.

During the year ended December 31, 2021 and 2020, there were no limited partnership units of the operating partnership exchanged for common shares of the trust. During the year ended December 31, 2019, there were 1,000 limited partnership units of the operating partnership exchanged for 1,000 common shares of the Trust, pursuant to redemption requests. The aggregate value of these transactions was $28.

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

DECEMBER 31, 2021, 2020 AND 2019

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

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $55,000 worth of securities. As of December 31, 2021, there were $16,760 worth of securities left to be redeemed under the redemption plan. Currently, the fixed redemption price is $21.85 per share or unit under the plans which price became effective January 1, 2022. Prior to January 1, 2022, the redemption price was $19.00 per share or unit under the plan. Prior to January 1, 2021, the redemption price was $18.25 per share or unit under the plan.

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

During the years ended December 31, 2021, 2020 and 2019, the Company redeemed 82,000, 127,000 and 50,000 common shares valued at $1,552, $2,321, and $891, respectively. In addition, during the years ended December 31, 2021, 2020 and 2019, the Company redeemed 211,000, 66,000, and 64,000 units valued at $4,014, $1,216, and $1,132, respectively.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of December 31, 2021 and 2020, there were 10,342,000 and 9,855,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $1.0600 per share, $1.0588 per share and $1.0450 per share for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The estimated value per common share was $20.00 and $19.25 at December 31, 2021 and 2020, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

Therefore, the purchase price per common share for dividend reinvestments was $19.00 and $18.29 and for additional optional cash purchases was $20.00 and $19.25 at December 31, 2021 and 2020, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten-day notice to participants.

In the year ended December 31, 2021, 363,000 shares were issued pursuant to dividend reinvestments and 203,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2020, 356,000 shares were issued pursuant to dividend reinvestments and 187,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2019, 342,000 shares were issued pursuant to dividend reinvestments and 173,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Alloy Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Alloy Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Alloy Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Mr. Kenneth P. Regan, by Trustee Mr. James S. Wieland, by President and CIO Joel S. Thomsen, and by our former Chief Financial Officer and Treasurer Erica J. Chaffee. In addition, Mr. Regan serves as the Executive Chairman of the Advisor, and Messrs. Wieland, and Thomsen serve on the Board of Governors of both the Advisor and GOLDMARK Property Management, Inc.

Sterling Management, LLC, is a North Dakota limited liability company formed in November 2002. The Advisor is responsible for managing day-to-day affairs, overseeing capital projects, and identifying, acquiring and disposing investments on behalf of the Trust.

GOLDMARK Property Management, Inc., is a North Dakota corporation formed in 1981. GOLDMARK Property Management, Inc. performs property management services for the Trust.

We have a historical and ongoing relationship with Bell Bank. Bell Bank has provided the Trust certain financial services throughout the relationship. Mr. Wieland, a Trustee, also serves as a Board Member of Bell Bank. Further, a family member of Erica J. Chaffee, our former Chief Financial Officer, is an employee of Bell Bank. Both Mr. Wieland and Ms. Chaffee could have an indirect material interest in any such engagement and related transactions.

Property Management Fee

During the years ended December 31, 2021, 2020 and 2019, we paid property management fees to GOLDMARK Property Management in an amount equal to approximately 5% of rents of the properties managed. For the years ended December 31, 2021, 2020 and 2019, we paid management fees, on-site staff costs, and other miscellaneous fees required to run the properties of $12,836, $12,796, and  $12,486 respectively, to GOLDMARK Property Management. In addition, during the years ended December 31, 2021, 2020 and 2019, we paid repair and maintenance related payroll and payroll related expenses to GOLDMARK Property Management totaling $6,536, $6,549, and 6,076, respectively.

During the year ended December 31, 2021, the Trust paid commercial property management fees to our advisor of $110. There were no commercial property management fees paid during the years ended December 31, 2020 and 2019 to our advisor. Commercial property management fees are determined on a property-by-property basis.

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 25,2021, effective until March 31, 2022.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

Management Fee: 0.35% of our total assets (before depreciation and amortization), annually. Total assets are gross assets (before depreciation and amortization) as reflected on our consolidated financial statements, taken as of the end of the fiscal quarter last preceding the date of computation. The management fee will be payable monthly in cash or our common shares, at the option of the Advisor, not to exceed one-twelfth of 0.35% of the total assets as of the last day of the immediately preceding month. The management fee calculation is subject to quarterly and annual reconciliations. The management fee may be deferred at the option of the Advisor, without interest.

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

TC = Total Project Cost

Effective March 25, 2021, if the Advisor shares responsibility for providing Development Services with one or more third parties, Advisor’s set Development Fee shall be reduced by the fees charged by any such third parties; provided, such adjustment is subject to a 2.5% minimum Advisor’s Development Fee. Additionally, in cases where the Advisor is sharing responsibility for providing Development Services, the Development Fee shall be capped at 2.5% of $20,000 ($500).

Project Management Fee: 6% of all completed capital improvement projects on real estate investments owned by the Trust are paid to the Advisor.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees incurred by the Trust for services rendered by the Advisor and payable to our Advisor:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Fee:
Advisory	$3,348	$3,116	$2,996
Acquisition	$375	$708	$-
Disposition	$146	$319	$-
Financing	$224	$133	$11
Development	$-	$-	$-
Project Management	$572	$365	$67

The below table summarizes the fees owed to the Advisor:

	Payable at December 31,
	2021	2020

	(in thousands)
Fee:
Advisory	$296	$278
Acquisition	$-	$-
Disposition	$-	$175
Financing	$38	$-
Development	$79	$79
Project Management	$98	$51

Operating Partnership Units Issued in Connection with Acquisitions

During the year ended December 31, 2021, we issued no operating partnership (OP) units to entities affiliated with any related parties.

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

Commissions

During the years ended December 31, 2021 and 2020, we incurred real estate commissions of $312 and $633, respectively, to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. There were no commissions paid to GOLDMARK Commercial Real Estate, Inc., during the year ended December 31, 2019. As of December 31, 2021 and 2020, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

During the years ended December 31, 2021 and 2020, we incurred real estate commissions of $217 and $308, respectively to GOLDMARK Property Management. There were no commissions paid to GOLDMARK Property Management, during the year ended December 31, 2019. As of December 31, 2021 and 2020, there were no unpaid commissions to GOLDMARK Property Management.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

Rental Income

During the years ended December 31, 2021, 2020 and 2019, we received rental income of $106, $85, and $61, respectively, under an operating lease agreement with our Advisor.

During the years ended December 31, 2021, 2020 and 2019, we received rental income of $19, $57, and $56, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate, Inc.

During the years ended December 31, 2021, 2020 and 2019, we received rental income of $294, $268, and $262, respectively, under operating lease agreements with GOLDMARK Property Management, Inc.

During the years ended December 31, 2021, 2020 and 2019, we received rental income of $404, $484, and $393, respectively, under operating lease agreements with Bell Bank.

Other operational costs

During the years ended December 31, 2021, 2020 and 2019, the Trust incurred $276, $240, and $1,575, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. At December 31, 2021 and 2020, operational outstanding liabilities were $128 and $181, respectively.

During the year ended December 31, 2021, the Trust received $1,000 from related parties, in reimbursement for expenses paid that were associated with capital projects. No reimbursements for operational receivables were received during the year ended December 31, 2020. At December 31, 2021 and 2020, operational receviables outstanding due from related parties was $336 and $10, respectively.

Debt Financing

At December 31, 2021 and 2020, the Trust had $66,365 and $51,915, respectively, of outstanding principal on loans entered into with Bell Bank. During the years ended December 31, 2021, 2020 and 2019, the Trust incurred interest expense on debt held with Bell Bank of $2,508, $2,438, and $2,012 respectively. Accrued interest at December 31, 2021 and 2020, related to this debt was $148 and $121, respectively.

Mezzanine Financing

As of December 31, 2021, Sterling issued $6,855 in second mortgage financing to related entities. There was no outstanding receivable at December 31, 2020.

During the year ended December 31, 2021, the Trust earned interest income of $212 related to the second mortgage financing.  No interest income was earned during the year ended December 31, 2020.

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial segment as well as Director and Officer general and liability coverage. At December 31, 2021 and 2020, total premiums incurred for this policy was $166 and $118, respectively. There was no such policy in place with Bell Insurance during year ended December 31, 2019.

Tenant Improvement Arrangements

During the year ended December 31, 2021, the Trust paid $2,782 in tenant improvement costs associated with a lease agreement with Alloy Enterprises, Inc. There were no tenant improvement costs incurred during the year ended December 31, 2020. At December 31, 2021, no costs were owed to related parties for tenant improvement costs.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

Development Arrangements

Effective August 25, 2021, The Trust purchased a 70% interest in ST Oak Cliff Dallas, LLC. The purpose of the entity is to develop and construct a 318-unit multifamily property located in Dallas, Texas. The partnering investee, TG Oak Cliff Dallas, LLC is owned in part by Kenneth P. Regan, the Trust’s Chief Executive Officer and Trustee. Mr. Regan is also a partner in Trumont Group, the developer engaged by ST Oak Cliff Dallas, LLC to oversee the development of the property. Further, Mr. Regan is also a partner in Trumont Construction, the company who was engaged to oversee the day-to-day construction operations of the property.

During the year ended December 31, 2021, the Trust incurred and paid $256 in development fees to Trumont Group. No such fees were paid during the year ended December 31, 2020. At December 31, 2021 the Trust owed $51 in development fees to Trumont Group. At December 31, 2020, no development fees were owed to Trumont Group.

During the year ended December 31, 2021, the Trust incurred and paid $71 in construction fees to Trumont Construction. No such fees were paid during the year ended December 31, 2020. At December 31, 2021 the Trust owed $29 in construction fees to Trumont Construction. At December 31, 2020, no construction fees were owed to Trumont Construction.

During the year ended December 31, 2021, the Trust incurred and paid $41 in general construction costs to Trumont Construction. No such fees were paid during the year ended December 31, 2020. At December 31, 2021 and 2020, no general construction costs were owed to Trumont Construction.

NOTE 16 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less.

Commercial properties are leased to tenants under terms expiring at various dates through 2038. Lease terms often include renewal options.

As of December 31, 2021, we derived 83.0% of our revenues from residential leases that are generally for terms of one-year or less. The residential leases may include lease income related to such items as parking, storage and non-refundable deposits that we treat as a single lease component because amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of December 31, 2021, we derived 17% of our revenues from commercial leases primarily under long-term lease agreements.  Substantially all commercial leases contain fixed escalations, or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $550 for the year ended December 31, 2021, and decreased revenue by $93 for the year ended December 31, 2020. The straight-line receivable balance included in other assets on the consolidated balance sheets as of the years ended December 31, 2021 and 2020 was $3,569 and $3,012 respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

Lease income related to the Trust’s operating leases is comprised of the following:

	Year ended December 31, 2021
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$103,039	$16,490	$119,529
Lease income related to variable lease payments	—	4,576	4,576
Other (a)	(538)	630	92
Lease Income (b)	$102,501	$21,696	$124,197

(a)	For the year ended December 31, 2021, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the year ended December 31, 2021, of $5,127, which is accounted for under the revenue recognition standard.

	Year ended December 31, 2020
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$95,162	$20,609	$115,771
Lease income related to variable lease payments	—	5,412	5,412
Other (c)	(721)	(125)	(846)
Lease Income (d)	$94,441	$25,896	$120,337

(c)	For the year ended December 31, 2020, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(d)	Excludes other rental income for the year ended December 31, 2020, of $4,279, which is accounted for under the revenue recognition standard.

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2021, are as follows:

Years ending December 31,	Amount
(in thousands)
2022	$15,562
2023	14,910
2024	14,318
2025	14,107
2026	12,949
Thereafter	54,856
$126,702

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

DECEMBER 31, 2021, 2020 AND 2019

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

Significant Risks and Uncertainties

The Trust continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its tenants and business partners. A number of uncertainties continue to exist at this time, including but not limited to the uncertainty of additional state and/or federal stimulus and the effect of the recent impacts of the COVID-19, delta variant. While the Trust did not incur significant disruptions during the year ended December 31, 2021, from the COVID-19 pandemic, the effects of the ongoing COVID-19 pandemic could have material adverse effects on our business and results of operations, so long as COVID-19 continues to impact the U.S. economy in general and multifamily apartment communities in particular. The extent to which the economic disruption associated with the COVID-19 pandemic impacts our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity, and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

NOTE 18 – DISPOSITIONS

During the year ended December 31, 2021, the Operating Partnership sold two properties. We sold a retail property located in Waite Park, Minnesota, for a sale price of $900. Net proceeds received were $853 and the Trust recognized a gain of $2 in April 2021. We sold a residential property located in Moorhead, Minnesota, for a sale price of $4,950. Net proceeds received were $4,757 and the Trust recognized a gain of $1,708 in June 2021.

During the year ended December 31, 2020, the Operating Partnership sold three properties. We sold a retail property located in Apple Valley, Minnesota, for $3,670 and recognized a gain of $1,456 in March 2020. We sold an office property located in St. Cloud, Minnesota, for $2,050 and recognized a gain of $1 in May 2020. We sold an office property located in Bismarck, North Dakota for $7,000 and recognized a gain of $1,926 in December 2020.

During the year ended December 31, 2019, the operating partnership had no dispositions or assets held for sale.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

NOTE 19 –ACQUISITIONS

The Company acquired the following properties during the year ended December 31, 2021.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Purchase Price

6/1/21	Flagstone	Fargo, ND	Apartment Complex	120 units	$7,789
6/1/21	Brownstone	Fargo, ND	Apartment Complex	72 units	4,392
6/1/21	Briar Pointe	Fargo, ND	Apartment Complex	30 units	1,936
7/1/21	Oxford	Fargo, ND	Apartment Complex	144 units	10,227
7/1/21	Pinehurst	Fargo, ND	Apartment Complex	210 units	15,001

					$39,345

Total consideration given for acquisitions during the year ended December 31, 2021, was completed through issuing approximately 144,000 limited partnership units of the operating partnership valued at $20.00 per unit for an aggregate consideration of approximately $2,883, assumed liabilities of $569, new debt of $26,250 and cash of $9,643. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance.

The Company acquired the following properties during the year ended December 31, 2020.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Purchase Price

1/12/20	Wolf Creek	Fargo, ND	Apartment complex	54 units	$5,336
1/31/20	Columbia Park Village	Grand Forks, ND	Apartment complex	12 units	648
3/1/20	Belmont East & West	Bismarck, ND	Apartment complex	26 units	1,592
3/1/20	Eastbrook	Bismarck, ND	Apartment complex	24 units	1,381
3/1/20	Hawn	Fargo, ND	Apartment complex	48 units	2,557
3/1/20	Rosser	Bismarck, ND	Apartment complex	24 units	1,382
8/28/20	Trustmark (a)	Fargo, ND	Office building	45,755 sq. ft.	6,807
9/15/20	Foxtail Townhomes	Fargo, ND	Apartment complex	30 units	1,488
12/17/20	Evergreen Terrace	Omaha, NE	Apartment complex	144 units	8,620

					$29,811

Total consideration given for acquisitions during the year ended December 31, 2020, was completed through issuing approximately 535,000 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of approximately $10,293, new loans of $3,225, assumed liabilities $6,229, and cash of $10,064. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance.

The following table summarizes the allocation of the purchase price, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Year Ended
	December 31,
	2021	2020

Land, building, tenant improvements and FF&E	$39,345	$29,811
Other liabilities	(569)	(6,229)
Net assets acquired	38,776	23,582
Equity/limited partnership unit consideration	(2,883)	(10,293)
New loans	(26,250)	(3,225)

Net cash consideration	$9,643	$10,064

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021, 2020 AND 2019

(Dollar amounts in thousands, except share and per share data)

NOTE 20 – QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth selected quarterly consolidated financial data for the Company:

	Quarter (1)
2021	First	Second	Third	Fourth

	(in thousands, except per share data)
Income from rental operations	$31,760	$31,923	$33,053	$32,588
Net Income	$5,836	$8,278	$5,718	$4,606
Net Income attributable to Sterling Real Estate Trust	$2,052	$2,963	$2,104	$1,675
Net Income per common share, basic and diluted	$0.21	$0.29	$0.21	$0.16
Weighted average common shares outstanding	9,983,000	10,085,000	10,215,000	10,352,000

	Quarter (1)
2020	First	Second	Third	Fourth

	(in thousands, except per share data)
Income from rental operations	$29,906	$30,821	$30,866	$33,023
Net Income	$5,227	$6,397	$5,266	$10,090
Net Income attributable to Sterling Real Estate Trust	$1,813	$2,202	$1,844	$3,546
Net Income per common share, basic and diluted	$0.19	$0.23	$0.19	$0.36
Weighted average common shares outstanding	9,562,000	9,611,000	9,740,000	9,862,000
(1)	With regard to per share calculations, the sum of the quarterly results may not equal full year results due to rounding.

NOTE 21 - SUBSEQUENT EVENTS

On January 18, 2022, we paid a dividend or distribution of $0.2650 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2021.

On February 1, 2022, Erica J. Chaffee resigned as Chief Financial Officer and Treasurer of the Trust.

On February 1, 2022, the Board of Trustees appointed Damon K. Gleave as Chief Financial Officer and Treasurer of the Trust.

On February 28, 2022, the Trust acquired a residential property located in Hutchinson, Minnesota for $14,326. As part of this acquisition, the Trust issued approximately 442,000 Operating Partnership Units, to an entity affiliated with related parties of the Trust. The aggregate value of these units was $10,180.

On February 28, 2022, the Trust obtained financing on a residential property for $9,000.

On March 7, 2022, the Trust disposed of a commercial property located in Savage, Minnesota for $2,700.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Industrial			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	Fargo, ND	$2,565	$820	$2,554	$60	$(94)	$880	$2,460	$3,340	$580	08/29/2012	40
Titan Machinery	Bismarck, ND	2,131	950	1,395	32	—	982	1,395	2,377	244	01/28/2015	40
Titan Machinery	Dickinson, ND	1,869	354	1,096	400	—	754	1,096	1,850	269	07/30/2012	40
Titan Machinery	Fargo, ND	2,570	781	1,947	515	—	1,296	1,947	3,243	450	10/30/2012	40
Titan Machinery	Marshall, MN	4,810	300	3,648	81	—	381	3,648	4,029	935	11/01/2011	40
Titan Machinery	Minot, ND	—	618	1,654	—	—	618	1,654	2,272	389	08/01/2012	40
Titan Machinery	North Platte, NE	—	325	1,269	—	—	325	1,269	1,594	191	01/29/2016	40
Titan Machinery	Sioux City, IA	3,806	315	2,472	—	—	315	2,472	2,787	510	10/25/2013	40
Total		$17,751	$4,463	$16,035	$1,088	$(94)	$5,551	$15,941	$21,492	$3,568

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Land			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Taco Bell	Denver, CO	$399	$669	$—	$—	$—	$669	$—	$669	$—	06/14/2011
West 80	Rochester, MN	—	1,364	—	—	—	1,364	—	1,364	—	08/29/2016
Total		$399	$2,033	$—	$—	$—	$2,033	$—	$2,033	$—

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Medical			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life	Bismarck, ND	$2,150	$306	$2,255	$11	$123	$317	$2,378	$2,695	$912	01/03/2008	9	-	40
Bio-Life	Grand Forks, ND	2,210	457	2,230	1	158	458	2,388	2,846	938	01/03/2008	10	-	40
Bio-Life	Janesville, WI	1,836	250	1,857	—	123	250	1,980	2,230	772	01/03/2008	9	-	40
Bio-Life	Mankato, MN	2,334	390	2,111	280	1,154	670	3,265	3,935	1,178	01/03/2008	11	-	40
Bio-Life	Marquette, MI	—	213	2,793	—	123	213	2,916	3,129	1,100	01/03/2008	9	-	40
Bio-Life	Onalaska, WI	1,772	208	1,853	—	323	208	2,176	2,384	817	01/03/2008	11	-	40
Bio-Life	Oshkosh, WI	1,823	293	1,705	—	146	293	1,851	2,144	742	01/03/2008	10	-	40
Bio-Life	Sheboygan, WI	2,079	623	1,611	—	248	623	1,859	2,482	715	01/03/2008	10	-	40
Bio-Life	Stevens Point, WI	1,989	119	2,184	—	123	119	2,307	2,426	887	01/03/2008	9	-	40
Total		$16,193	$2,859	$18,599	$292	$2,521	$3,151	$21,120	$24,271	$8,061

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Amberwood	Grand Forks, ND	$2,475	$426	$3,304	$3	$178	$429	$3,482	$3,911	$463	09/13/2016	20	-	40
Arbor I/400	Bismarck, ND	365	73	516	4	65	77	581	658	126	06/04/2013		40
Arbor II/404	Bismarck, ND	373	73	538	6	43	79	581	660	114	11/01/2013		40
Arbor III/406	Bismarck, ND	371	71	536	7	43	78	579	657	113	11/01/2013		40
Ashbury	Fargo, ND	2,356	314	3,774	26	25	340	3,799	4,139	483	12/19/2016		40
Auburn II	Fargo, ND	859	105	883	12	87	117	970	1,087	348	03/23/2007	20	-	40
Autumn Ridge	Grand Forks, ND	5,295	1,072	8,875	44	38	1,116	8,913	10,029	3,464	08/16/2004	9	-	40
Barrett Arms	Crookston, MN	756	37	1,001	—	177	37	1,178	1,215	211	01/02/2014		40
Bayview	Fargo, ND	2,513	284	3,447	59	2,020	343	5,467	5,810	1,281	12/31/2007	20	-	40
Belmont East and West	Bismarck, ND	776	167	1,424	2	8	169	1,432	1,601	65	03/1/2020		40
Berkshire	Fargo, ND	421	31	406	7	53	38	459	497	143	03/31/2008	20	-	40
Betty Ann	Fargo, ND	444	74	738	6	140	80	878	958	245	08/31/2009		40
Birchwood 1	Fargo, ND	235	72	342	4	42	76	384	460	36	12/01/2017		40
Birchwood 2	Fargo, ND	1,385	234	2,266	52	288	286	2,554	2,840	247	12/01/2017		40
Bradbury Apartments	Bismarck, ND	1,871	1,049	4,922	—	64	1,049	4,986	6,035	405	10/24/18		40
Briar Pointe	Fargo, ND	1,315	384	1,551	—	—	384	1,551	1,935	23	06/01/2021		40
Bridgeport	Fargo, ND	4,942	613	7,676	14	61	627	7,737	8,364	980	12/19/2016		40
Bristol Park	Grand Forks, ND	2,884	985	3,976	—	684	985	4,660	5,645	682	02/01/2016		40
Brookfield	Fargo, ND	2,001	228	1,958	30	318	258	2,276	2,534	703	08/01/2008	20	-	40
Brownstone	Fargo, ND	2,964	780	3,610	—	—	780	3,610	4,390	53	06/01/2021		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Cambridge (FKA 44th Street)	Fargo, ND	1,664	333	1,845	4	213	337	2,058	2,395	427	02/06/2013		40
Candlelight	Fargo, ND	1,680	613	1,221	(326)	416	287	1,637	1,924	369	11/30/2012		40
Carling Manor	Grand Forks, ND	518	69	656	1	61	70	717	787	232	03/31/2008		40
Carlton Place	Fargo, ND	6,132	703	7,070	96	554	799	7,624	8,423	2,382	09/01/2008	20	-	40
Carr	Fargo, ND	513	66	759	4	41	70	800	870	96	01/17/2017		40
Cedars 4	Fargo, ND	—	134	1,068	—	29	134	1,097	1,231	83	12/31/18		40
Chandler 1802	Grand Forks, ND	640	133	1,114	—	31	133	1,145	1,278	226	01/02/2014		40
Chandler 1834	Grand Forks, ND	415	112	552	—	—	112	552	664	46	9/1/18		40
Chandler 1866	Grand Forks, ND	332	31	270	—	28	31	298	329	122	01/03/2005	20	-	40
Cherry Creek (FKA Village)	Grand Forks, ND	—	173	1,435	1	274	174	1,709	1,883	492	11/01/2008		40
Cityside Apartments	Fargo, ND	704	192	1,129	6	62	198	1,191	1,389	91	11/30/18		40
Columbia Park Village I	Grand Forks, ND	308	102	546	—	—	102	546	648	27	01/31/2020		40
Columbia West	Grand Forks, ND	2,529	294	3,367	1	583	295	3,950	4,245	1,197	09/01/2008	20	-	40
Country Club	Fargo, ND	1,047	252	1,252	2	240	254	1,492	1,746	371	05/02/2011	20	-	40
Countryside	Fargo, ND	617	135	677	—	68	135	745	880	184	05/02/2011		40
Courtyard	St. Louis Park, MN	3,073	2,270	5,681	—	794	2,270	6,475	8,745	1,299	09/03/2013	5	-	40
Dakota Manor	Fargo, ND	1,471	249	2,236	20	124	269	2,360	2,629	426	08/07/2014		40
Danbury	Fargo, ND	4,712	381	5,922	211	653	592	6,575	7,167	2,163	12/31/2007	20	-	40
Dellwood Estates	Anoka, MN	6,437	844	9,924	—	552	844	10,476	11,320	2,201	05/31/2013		40
Eagle Run	West Fargo, ND	3,781	576	5,787	128	180	704	5,967	6,671	1,670	08/12/2010		40
Eagle Sky I	Bismarck, ND	830	115	1,292	—	104	115	1,396	1,511	212	03/01/2016		40
Eagle Sky II	Bismarck, ND	830	135	1,279	—	173	135	1,452	1,587	208	03/01/2016		40
East Bridge	Fargo, ND	3,241	792	5,396	1	197	793	5,593	6,386	627	07/03/2017		40
Eastbrook	Bismarck, ND	668	145	1,233	—	—	145	1,233	1,378	57	01/31/2020		40
Echo Manor	Hutchinson, MN	953	141	875	—	118	141	993	1,134	188	01/02/2014	20	-	40
Emerald Court	Fargo, ND	—	66	830	11	169	77	999	1,076	314	03/31/2008	20	-	40
Essex	Fargo, ND	547	212	642	—	68	212	710	922	80	06/01/2017		40
Evergreen Terrace	Omaha, NE	5,237	820	7,573	—	84	820	7,657	8,477	205	12/17/20		40
Fairview	Bismarck, ND	2,599	267	3,978	39	918	306	4,896	5,202	1,403	12/31/2008	20	-	40
Flagstone	Fargo, ND	5,240	1,535	6,258	—	—	1,535	6,258	7,793	91	06/01/2021		40
Flickertail	Fargo, ND	4,947	426	5,590	76	1,368	502	6,958	7,460	1,925	12/31/2008		40
Forest Avenue	Fargo, ND	338	61	637	8	64	69	701	770	148	02/06/2013		40
Foxtail Creek Townhomes	Fargo, ND	—	267	1,221	—	—	267	1,221	1,488	41	09/15/2020		40
Galleria III	Fargo, ND	694	118	681	2	292	120	973	1,093	212	11/09/2010		40
Garden Grove	Bismarck, ND	4,191	606	6,073	—	168	606	6,241	6,847	892	05/04/2016	5	-	40
Georgetown on the River	Fridley, MN	16,979	4,620	25,012	8	4,117	4,628	29,129	33,757	4,938	12/19/2014	5	-	40
Glen Pond	Eagan, MN	36,334	3,761	20,569	38	960	3,799	21,529	25,328	5,300	12/02/2011	20	-	40
Glen Pond Addition	Eagan, MN	6,176	876	15,408	—	—	876	15,408	16,284	514	09/30/2020		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Granger Court I	Fargo, ND	1,995	279	2,619	25	203	304	2,822	3,126	570	06/04/2013	20	-	40
Griffin Court	Moorhead, MN	2,753	652	3,858	81	428	733	4,286	5,019	819	06/09/2014	5	-	40
Hannifin	Bismarck, ND	420	81	607	5	52	86	659	745	131	11/01/2013		40
Harrison and Richfield	Grand Forks, ND	5,112	756	6,346	7	316	763	6,662	7,425	2,409	07/01/2007	5	-	40
Hartford Apartments	Fargo, ND	858	154	1,233	—	14	154	1,247	1,401	101	10/1/18		40
Hawn	Fargo, ND	1,536	280	2,277	—	—	280	2,277	2,557	104	03/01/2020		40
Highland Meadows	Bismarck, ND	5,537	1,532	8,513	—	417	1,532	8,930	10,462	1,041	05/01/2017	5	-	40
Hunters Run I	Fargo, ND	488	50	419	5	(2)	55	417	472	153	03/23/2007		40
Hunters Run II	Fargo, ND	457	44	441	2	—	46	441	487	149	07/01/2008		40
Huntington	Fargo, ND	329	86	309	4	15	90	324	414	52	08/04/2015		40
Islander	Fargo, ND	763	98	884	49	115	147	999	1,146	245	07/01/2011		40
Jadestone	Fargo, ND	519	212	554	—	127	212	681	893	73	06/01/2017		40
Kennedy	Fargo, ND	369	84	588	7	91	91	679	770	143	02/06/2013	20	-	40
Library Lane	Grand Forks, ND	2,070	301	2,332	16	189	317	2,521	2,838	873	10/01/2007	20	-	40
Madison	Grand Forks, ND	284	95	497	—	100	95	597	692	86	09/01/2015		40
Maple Ridge	Omaha, NE	7,909	766	5,608	59	3,715	825	9,323	10,148	2,328	08/01/2008	20	-	40
Maplewood	Maplewood, MN	8,793	3,120	11,655	—	1,744	3,120	13,399	16,519	2,190	12/19/2014	5	-	40
Maplewood Bend	Fargo, ND	4,413	783	5,839	1	450	784	6,289	7,073	1,737	01/01/2009	20	-	40
Martha Alice	Fargo, ND	444	74	738	6	83	80	821	901	255	08/31/2009	20	-	40
Mayfair	Grand Forks, ND	—	80	1,043	4	123	84	1,166	1,250	364	07/01/2008	20	-	40
Monticello	Fargo, ND	578	60	752	7	60	67	812	879	162	11/08/2013	20	-	40
Montreal Courts	Little Canada, MN	17,229	5,809	19,565	15	3,605	5,824	23,170	28,994	4,370	10/02/2013	5	-	40
Morningside Apartments	Fargo, ND	477	85	673	—	—	85	673	758	53	11/30/18		40
Oak Court	Fargo, ND	2,578	270	2,210	29	436	299	2,646	2,945	832	04/30/2008	28	-	40
Oakview Townhomes	Grand Forks, ND	3,590	822	4,698	—	471	822	5,169	5,991	635	01/11/2017		40
Oxford	Fargo, ND	6,849	1,655	8,563	—	—	1,655	8,563	10,218	107	07/01/2021		40
Pacific Park I	Fargo, ND	549	95	777	3	65	98	842	940	183	02/06/2013		40
Pacific Park II	Fargo, ND	470	111	865	4	47	115	912	1,027	201	02/06/2013		40
Pacific South	Fargo, ND	290	58	459	2	—	60	459	519	102	02/06/2013		40
Park Circle	Fargo, ND	569	196	716	7	17	203	733	936	84	06/01/2017		40
Parkview Arms	Bismarck, ND	—	373	3,845	—	135	373	3,980	4,353	682	05/13/2015	5	-	40
Parkwest Gardens	West Fargo, ND	3,196	713	5,712	39	1,390	752	7,102	7,854	1,214	06/30/2014	20	-	40
Parkwood	Fargo, ND	—	126	1,143	14	23	140	1,166	1,306	377	08/01/2008		40
Pebble Creek	Bismarck, ND	3,735	260	3,704	31	(62)	291	3,642	3,933	1,191	03/19/2008	20	-	40
Pinehurst	Fargo, ND	9,963	2,368	12,614	—	—	2,368	12,614	14,982	158	07/01/2021		40
Plumtree	Fargo, ND	530	100	782	—	29	100	811	911	94	05/01/2017		40
Prairiewood Courts	Fargo, ND	—	308	1,730	28	143	336	1,873	2,209	677	09/01/2006	20	-	40
Prairiewood Meadows	Fargo, ND	—	736	852	11	24	747	876	1,623	202	09/30/2012		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Quail Creek	Springfield, MO	5,654	1,529	7,396	—	358	1,529	7,754	9,283	1,315	02/03/2015	5	-	40
Robinwood	Coon Rapids, MN	4,244	1,380	6,133	—	711	1,380	6,844	8,224	1,157	12/19/2014		40
Rosedale Estates	Roseville, MN	14,315	4,680	20,591	—	692	4,680	21,283	25,963	3,753	12/19/2014	5	-	40
Rosegate	Fargo, ND	2,975	251	2,978	49	132	300	3,110	3,410	1,059	04/30/2008	20	-	40
Rosser	Bismarck, ND	719	156	1,216	—	—	156	1,216	1,372	56	03/01/2020		40
Roughrider	Grand Forks, ND	388	100	448	—	117	100	565	665	79	08/01/2016	5	-	40
Saddlebrook	West Fargo, ND	1,359	148	1,262	203	105	351	1,367	1,718	428	12/31/2008		40
Sage Park	New Brighton, MN	9,565	2,520	13,985	—	1,061	2,520	15,046	17,566	2,644	12/19/2014	5	-	40
Sargent	Fargo, ND	974	164	1,529	4	17	168	1,546	1,714	194	01/10/2017		40
Schrock	Fargo, ND	443	71	626	3	6	74	632	706	135	06/04/2013		40
Sheridan Pointe	Fargo, ND	2,037	292	2,387	21	39	313	2,426	2,739	486	10/01/2013		40
Sierra Ridge	Bismarck, ND	6,780	754	8,795	151	845	905	9,640	10,545	2,744	09/01/2006		40
Somerset	Fargo, ND	2,764	300	3,400	43	57	343	3,457	3,800	1,147	07/01/2008		40
Southgate	Fargo, ND	4,852	803	5,267	20	(44)	823	5,223	6,046	1,881	07/01/2007	20	-	40
Southview III	Grand Forks, ND	—	99	522	1	79	100	601	701	154	08/01/2011		40
Southview Villages	Fargo, ND	2,453	268	2,483	16	379	284	2,862	3,146	937	10/01/2007	20	-	40
Spring	Fargo, ND	448	76	822	75	15	151	837	988	188	02/06/2013	20	-	40
Stanford Court	Grand Forks, ND	—	291	3,866	—	454	291	4,320	4,611	889	02/06/2013	20	-	40
Stonefield-Clubhouse	Bismarck, ND	—	34	1,147	—	50	34	1,197	1,231	163	07/31/2016		40
Stonefield-Phase I	Bismarck, ND	7,776	2,804	13,068	227	802	3,031	13,870	16,901	2,338	08/01/2014	20	-	40
Stonefield-Phase II	Bismarck, ND	4,862	1,167	2,531	486	5,704	1,653	8,235	9,888	944	10/23/2014		40
Stonefield-Phase III	Bismarck, ND	—	1,079	—	238	—	1,317	—	1,317	—	10/23/2014		n/a
Stonybrook	Omaha, NE	6,372	1,439	8,003	—	1,574	1,439	9,577	11,016	2,842	01/20/2009	20	-	40
Summerfield	Fargo, ND	488	129	599	6	50	135	649	784	103	08/04/2015		40
Summit Point	Fargo, ND	3,401	681	5,434	22	450	703	5,884	6,587	871	10/01/2015	20	-	40
Sunchase	Fargo, ND	1,040	181	1,563	14	86	195	1,649	1,844	192	05/01/2017		40
Sunset Ridge	Bismarck, ND	11,100	1,759	11,012	36	75	1,795	11,087	12,882	3,483	06/06/2008	9	-	40
Sunview	Grand Forks, ND	—	144	1,578	2	225	146	1,803	1,949	540	12/31/2008	20	-	40
Sunwood	Fargo, ND	2,562	358	3,252	38	460	396	3,712	4,108	1,209	07/01/2007	20	-	40
Thunder Creek	Fargo, ND	2,721	633	4,063	1	268	634	4,331	4,965	409	03/1/2018	25	-	40
Twin Oaks	Hutchinson, MN	3,000	816	3,245	—	122	816	3,367	4,183	607	10/01/2014		40
Twin Parks	Fargo, ND	1,966	119	2,072	43	227	162	2,299	2,461	700	10/01/2008	20	-	40
Valley Homes Duplexes	Grand Forks, ND	1,043	356	1,668	—	418	356	2,086	2,442	334	01/22/2015		40
Valley View	Golden Valley, MN	4,223	1,190	6,076	—	347	1,190	6,423	7,613	1,109	12/19/2014	5	-	40
Village Park	Fargo, ND	644	219	1,932	51	80	270	2,012	2,282	673	04/30/2008		40
Village West	Fargo, ND	2,236	357	2,274	61	121	418	2,395	2,813	775	04/30/2008		40
Washington	Grand Forks, ND	371	74	592	—	76	74	668	742	92	05/04/2016		40
Westcourt	Fargo, ND	2,365	287	2,914	28	171	315	3,085	3,400	625	01/02/2014	5	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
West Oak	Fargo, ND	525	85	692	47	37	132	729	861	97	01/17/2017		40
Westside	Hawley, MN	477	59	360	—	100	59	460	519	116	02/01/2010		40
Westwind	Fargo, ND	590	49	455	1	95	50	550	600	191	04/30/2008	20	-	40
Westwood	Fargo, ND	3,341	597	6,341	91	627	688	6,968	7,656	2,199	06/05/2008	20	-	40
Willow Park	Fargo, ND	3,382	288	5,286	39	799	327	6,085	6,412	1,790	12/31/2008		40
Wolf Creek	Fargo, ND	3,066	1,082	4,210	—	28	1,082	4,238	5,320	211	01/12/2020		40
Woodland Pines	Omaha, NE	6,170	842	10,596	—	1,373	842	11,969	12,811	897	11/30/18		40
Total		$390,321	$84,079	$519,490	$3,085	$51,988	$87,164	$571,478	$658,642	$109,547

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Office			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bluemont Lakes Financial Center	Fargo, ND	$4,891	$635	$3,298	$87	$269	$722	$3,567	$4,289	$1,506	03/16/2004	3	-	40
Bell Plaza	Bloomington, MN	31,438	6,912	35,143	—	3,746	6,912	38,889	45,801	10,500	08/13/2015	3	-	40
Trustmark	Fargo, ND	—	2,089	4,718	—	5,119	2,089	9,837	11,926	188	08/28/2020		40
First International Bank & Trust	Moorhead, MN	—	210	712	5	88	215	800	1,015	268	05/13/2011	10	-	40
Four Points	Fargo, ND	—	70	1,238	—	175	70	1,413	1,483	473	10/18/2007	5	-	40
Gate City	Grand Forks, ND	—	382	893	1	700	383	1,593	1,976	359	03/31/2008		40
Goldmark Office Park	Fargo, ND	12,713	1,160	11,870	65	8,515	1,225	20,385	21,610	4,845	07/01/2007	1	-	40
Great American Bldg	Fargo, ND	1,108	511	1,290	22	447	533	1,737	2,270	654	02/01/2005	28	-	40
Midtown Plaza	Minot, ND	1,137	30	1,213	—	97	30	1,310	1,340	527	01/01/2004	5	-	40
Parkway office building (FKA Echelon)	Fargo, ND	1,664	278	1,491	42	82	320	1,573	1,893	567	05/15/2007	9	-	40
Redpath	White Bear Lake, MN	2,930	1,195	1,787	—	—	1,195	1,787	2,982	264	02/01/2016		40
Regis	Edina, MN	—	2,991	7,633	—	—	2,991	7,633	10,624	2,484	01/01/2009		40
Wells Fargo Center	Duluth, MN	—	600	7,195	(115)	2,729	485	9,924	10,409	3,260	07/11/2007	4	-	40
Total		$55,881	$17,063	$78,481	$107	$21,967	$17,170	$100,448	$117,618	$25,895

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(Dollar amounts in thousands)

Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
Retail	to company	to acquisition (a)	carried at close of period	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Applebees	Bloomington, MN	—	1,000	474	11	—	1,011	474	1,485	140	03/22/2010	40
Applebees	Coon Rapids, MN	—	750	875	8	—	758	875	1,633	259	03/09/2010	40
Applebees	Savage, MN	—	690	424	—	—	690	424	1,114	125	01/01/2010	40
Dairy Queen	Apple Valley, MN	1,973	1,128	1,345	—	—	1,128	1,345	2,473	129	9/17/18	40
Dairy Queen	Dickinson, ND	—	329	658	1	—	330	658	988	164	01/19/2012	40
Dairy Queen	Moorhead, MN	—	243	787	2	—	245	787	1,032	210	05/13/2011	20
Family Dollar	Mandan, ND	—	167	649	—	54	167	703	870	181	12/14/2010	40
OReilly	Mandan, ND	—	115	449	—	27	115	476	591	125	12/14/2010	40
Walgreens	Alexandria, LA	762	1,090	2,973	—	—	1,090	2,973	4,063	894	12/18/2009	28	-	40
Walgreens	Batesville, AR	4,886	473	6,405	—	—	473	6,405	6,878	2,002	07/09/2009	40
Walgreens	Denver, CO	3,065	2,349	2,358	—	—	2,349	2,358	4,707	624	06/14/2011	40
Walgreens	Fayetteville, AR	3,688	636	4,732	—	—	636	4,732	5,368	1,479	07/09/2009	40
Walgreens	Laurel, MS	731	1,280	2,984	—	—	1,280	2,984	4,264	858	07/30/2010	40
Total	$15,105	$10,250	$25,113	$22	$81	$10,272	$25,194	$35,466	$7,190
Grand Totals	$495,650	$120,747	$657,718	$4,594	$76,463	$125,341	$734,181	$859,522	$154,261

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(Dollar amounts in thousands)

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.
(b)	The changes in total real estate investments for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Balance at January 1,	$845,288	$802,028	$790,696
Purchase of real estate investments	63,299	57,799	5,981
Sale and disposal of real estate investment	(8,184)	(15,467)	(4,422)
Property held for sale	1,578	(1,578)	—
Provision for asset impairment	—	—	—
Construction in progress not yet placed in service	(5,279)	2,506	9,773
Reallocation to intangible assets	—	—	—
Balance at December 31,	$896,702	$845,288	$802,028

(c)	The changes in accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Balance at January 1,	$160,575	$146,316	$128,112
Depreciation expense	20,917	19,770	19,644
Property held for sale	749	(749)	—
Sale and disposal of real estate investment	(3,086)	(4,762)	(1,440)
Balance at December 31,	$179,155	$160,575	$146,316

(d)	The aggregate cost of our real estate for federal income tax purposes is $705,261.

Exhibit Index

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit Description	with	Form	ending	Exhibit	Date
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002		10-12G		3.1	03/10/11
3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014		8-K		5.02	06/24/14
3.3	Amended and Restated Bylaws dated June 2, 2020		8-K		3.1	06/03/20
4.1	Declaration of Trust Sterling Real Estate Trust dated July 21, 2004		10-12G		4.1	03/10/11
4.2	Addendum to Declaration of Trust dated July 25, 2007		10-12G		4.2	03/10/11
4.3	Sterling Third Amended and Restated Declaration of Trust dated March 27, 2014		8-K		4.1	04/02/14
4.4	Sterling Third Amended and Restated Declaration of Trust dated June 23, 2016		8-K		4.1	06/29/16
4.5	First Amended and Restated Declaration of Trust dated February 9, 2011		10-12G		4.3	03/10/11
4.6	Amendment No. 1 to First Amended and Restated Declaration of Trust dated August 1, 2014		8-K		5.01	06/24/14
4.7	Amended and Restated Share Redemption Plan effective January 1, 2021		8-K		99.1	09/29/21
4.8	Amended and Restated Unit Repurchase Plan effective January 1, 2021		8-K		99.2	09/29/21
4.9	Description of Registrant’s Securities		10-K		4.11	03/13/20
10.1	First Amendment and Complete Restatement of Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated April 25, 2003		10-12G		10.2	03/10/11
10.2	Second Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated December 19, 2008		10-12G		10.3	03/10/11
10.3	Third Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated August 5, 2009		10-12G		10.4	03/10/11
10.4	Fourth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated February 9, 2011		10-12G		10.5	03/10/11
10.5	Fifth Amendment to the Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated June 23, 2011		10-K	12/31/2011	10.6	03/30/12
10.6	Second Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties LLLP dated August 1, 2013		8-K		10.1	12/27/12
10.7	Third Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated January 1, 2014		8-K		5.04	06/24/14
10.8	Ninth Amended and Restated Advisory Agreement dated April 1, 2020		8-K		10.1	03/31/20
10.9	Amended and Restated Dividend Reinvestment Plan effective June 25, 2020		8-K		10.3	06/30/20
10.10	Amendment to Certificate of Limited Liability Partnership of Sterling Properties, LLLP dated August 1, 2014		8-K		5.03	06/24/14
10.11	Form of Secured Promissory Note (15-Year Note) dated as of December 19, 2014		8-K		10.3	12/23/14
10.12	Form of Secured Promissory Note (10-Year Note) dated as of December 19, 2014		8-K		10.4	12/23/14
10.13	Form of Mortgage, Security Agreement and Fixture Filing dated as of December 19, 2014		8-K		10.5	12/23/14
10.14	Form of Promissory Note dated as of December 19, 2014		8-K		10.6	12/23/14
10.15	Form of Mortgage dated as of December 19, 2014		8-K		10.7	12/23/14
10.16	Form of Commercial Security Agreement dated as of December 19, 2014		8-K		10.8	12/23/14
10.17	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan approved June 18, 2015		8-K		10.1	06/23/15
10.18	Form of Promissory Note dated as of August 13, 2015		8-K		10.2	08/18/15
10.19	Form of Mortgage, Security Agreement and Fixture Filing dated as of August 13, 2015		8-K		10.3	08/18/15
10.20	Amendment No. 1 to Amended and Restated Independent Trustee Stock Plan		8-K		99.3	04/04/18
10.21	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan dated March 25, 2021		8-K		10.1	03/31/21
10.22	Tenth Amendend and Restated Advisory Agreement, dated April 1, 2021		8-K		10.2	03/31/21
16.1	Letter of Baker Tilly US, LLP dated March 31, 2021 to the SEC regarding statements in Item 4.01(a)		8-K		16.1	03/31/21
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm - RSM, LLP	X
23.2	Consent of Independent Registered Public Accounting Firm - Baker Tilly US, LLP	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Financial Officer	X
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X
101

The following materials from Sterling Real Estate Trust’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and; (v) Notes to Consolidated Financial Statements

		X
104	Cover Page Interactive Data File, formatted in IXBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2022

STERLING REAL ESTATE TRUST

By:	/s/ KENNETH P. REGAN
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KENNETH P. REGAN (Kenneth P. Regan)	Chief Executive Officer and Trustee (Principal Executive Officer)	March 16, 2022

/s/ Damon K. Gleave (Damon K. Gleave)	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2022

/s/ LANCE R. WOLF (Lance R. Wolf)	Chairman of the Board of Trustees	March 16, 2022

/s/ Ann L. Christenson (Ann L. Christenson)	Trustee	March 16, 2022

/s/ TIMOTHY L. HAUGEN (Timothy L. Haugen)	Trustee	March 16, 2022

/s/ Tim A. Hunt (Tim A. Hunt)	Trustee	March 16, 2022

/s/ Michelle L. Korsmo (Michelle L. Korsmo)	Trustee	March 16, 2022

/s/ Mark T. Polovitz (Mark T. Polovitz)	Trustee	March 16, 2022

/s/ James S. Wieland (James S. Wieland)	Trustee	March 16, 2022