Form 10-Q
period 2022-03-31
Sterling Real Estate Trust
filed 2022-05-11
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

Or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from ------------to------------

Commission File Number: 000-54295

Sterling Real Estate Trust

d/b/a Sterling Multifamily Trust

(Exact name of registrant as specified in its charter)

North Dakota	90-0115411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4340 18th Ave South, Suite 200, Fargo, North Dakota	58103
(Address of principal executive offices)	(Zip Code)

(701) 353-2720

(Registrant’s telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, par value $0.01 per share	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large-accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large-accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2022
Common Shares of Beneficial Interest, $0.01 par value per share	10,568,510

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2022 (UNAUDITED) and December 31, 2021

	March 31,	December 31,
	2022	2021

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$126,432	$125,338
Building and improvements	778,050	763,003
Construction in progress	6,995	8,361
Real estate investments	911,477	896,702
Less accumulated depreciation	(184,198)	(179,155)
Real estate investments, net	727,279	717,547
Cash and cash equivalents	49,854	51,507
Restricted deposits	11,639	9,149
Investment in unconsolidated affiliates	23,852	18,658
Notes receivable	6,893	7,457
Lease intangible assets, less accumulated amortization	6,011	6,246
Other assets, net	14,734	10,302

Total Assets	$840,262	$820,866

LIABILITIES
Mortgage notes payable, net	$502,140	$493,142
Dividends payable	8,366	7,567
Tenant security deposits payable	5,587	5,225
Lease intangible liabilities, less accumulated amortization	766	811
Accrued expenses and other liabilities	13,866	18,604
Total Liabilities	530,725	525,349

COMMITMENTS and CONTINGENCIES - Note 13

SHAREHOLDERS' EQUITY
Beneficial interest	117,691	116,856
Noncontrolling interest
Operating partnership	183,585	176,954
Partially owned properties	2,687	2,657
Accumulated other comprehensive income (loss)	5,574	(950)
Total Shareholders' Equity	309,537	295,517

	$840,262	$820,866

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED March 31, 2022 and 2021 (UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$32,916	$31,760
Expenses
Expenses from rental operations
Operating expenses	14,689	12,107
Real estate taxes	3,497	3,244
Depreciation and amortization	5,782	5,328
Interest	4,845	4,287
	28,813	24,966
Administration of REIT	1,217	1,201
Total expenses	30,030	26,167
Income from operations	2,886	5,593

Other income
Equity in losses of unconsolidated affiliates	(1,141)	(27)
Other income	315	270
Gain on sale or conversion of real estate investments	1,329	—
Total other income	503	243
Net income	$3,389	$5,836
Net income attributable to noncontrolling interest:
Operating Partnership	2,145	3,753
Partially owned properties	30	31
Net income attributable to Sterling Real Estate Trust	$1,214	$2,052

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.12	$0.21

Comprehensive income:
Net income	$3,389	$5,836
Other comprehensive gain - change in fair value of interest rate swaps	6,524	2,384
Comprehensive income	9,913	8,220
Comprehensive income attributable to noncontrolling interest	6,342	5,324
Comprehensive income attributable to Sterling Real Estate Trust	$3,571	$2,896

Weighted average Common Shares outstanding, basic and diluted	10,465	9,983

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2022 and 2021 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2020	9,855	$139,105	$(29,739)	$109,366	$181,621	$2,346	$(1,805)	$291,528
Shares/units redeemed	(41)	(777)	—	(777)	(628)	—	—	(1,405)
Dividends and distributions declared	—	—	(2,642)	(2,642)	(4,835)	—	—	(7,477)
Dividends reinvested - stock dividend	89	1,686	—	1,686	—	—	—	1,686
Issuance of shares under optional purchase plan	65	1,307	—	1,307	—	—	—	1,307
Change in fair value of interest rate swaps	—	—	—	—	—	—	2,384	2,384
Net income	—	—	2,052	2,052	3,753	31	—	5,836
BALANCE AT MARCH 31, 2021	9,968	$141,321	$(30,329)	$110,992	$179,911	$2,377	$579	$293,859

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2021	10,342	$ 148,562	($ 31,706)	$ 116,856	$ 176,954	$ 2,657	($ 950)	$ 295,517
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	10,180	-	-	10,180
Shares/units redeemed	(18)	(401)	-	(401)	(335)	-	-	(736)
Dividends and distributions declared	-	-	(3,007)	(3,007)	(5,359)	-	-	(8,366)
Dividends reinvested - stock dividend	79	1,716	-	1,716	-	-	-	1,716
Issuance of shares under optional purchase plan	57	1,313	-	1,313	-	-	-	1,313
Change in fair value of interest rate swaps	-	-	-	-	-	-	6,524	6,524
Net income	-	-	1,214	1,214	2,145	30	-	3,389
BALANCE AT MARCH 31, 2022	10,460	$ 151,190	($ 33,499)	$ 117,691	$ 183,585	$ 2,687	$ 5,574	$ 309,537

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2022 and 2021 (UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
OPERATING ACTIVITIES
Net income	$3,389	$5,836
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	(1,329)	—
Equity in loss of unconsolidated affiliates	1,141	27
Distributions of earnings of unconsolidated affiliates	4	57
Allowance for uncollectible accounts receivable	(544)	(47)
Depreciation	5,390	5,006
Amortization	392	315
Amortization of debt issuance costs	157	130
Effects on operating cash flows due to changes in
Other assets	1,583	229
Tenant security deposits payable	362	176
Accrued expenses and other liabilities	(3,088)	(2,820)
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,457	8,909
INVESTING ACTIVITIES
Purchase of real estate investment properties	(4,893)	—
Capital expenditures and tenant improvements	(2,402)	(3,686)
Proceeds from sale of real estate investments and non-real estate investments	2,622	—
Proceeds from involuntary conversion	261	1,642
Investment in unconsolidated affiliates	(6,444)	(2,090)
Distributions in excess of earnings received from unconsolidated affiliates	105	1
Notes receivable issued net of payments received	564	17
NET CASH USED IN INVESTING ACTIVITIES	(10,187)	(4,116)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(95)	(154)
Payments on investment certificates and subordinated debt	—	(25)
Proceeds from issuance of mortgage notes payable and subordinated debt	12,867	18,485
Principal payments on mortgage notes payable	(3,931)	(14,528)
Proceeds from issuance of shares under optional purchase plan	1,313	1,307
Shares/units redeemed	(736)	(1,405)
Dividends/distributions paid	(5,851)	(5,761)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,567	(2,081)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	837	2,712
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	60,656	27,635
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$61,493	$30,347

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$49,854	$13,888
Restricted deposits	11,639	16,459
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$61,493	$30,347

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2022 and 2021 (UNAUDITED) (Continued)

	Year Ended
	March 31,
	2022	2021

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$4,698	$4,144

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$1,716	$1,686
Dividends declared and not paid	3,007	2,642
UPREIT distributions declared and not paid	5,359	4,835
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	10,180	—
Increase in land improvements due to increase in special assessments payable	—	26
Unrealized gain on interest rate swaps	6,524	2,384
Acquisition of assets through assumption of debt and liabilities	(15,073)	—
Capitalized interest and real estate taxes related to construction in progress	23	95

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Note 1 - Organization

Sterling Real Estate Trust, d/b/a Sterling Multifamily Trust (“Sterling,” the “Trust” or the “Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002. Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code.

Sterling previously established an operating partnership (Sterling Properties, LLLP or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of March 31, 2022 and December 31, 2021, Sterling owned approximately 35.94% and 36.27%, respectively, of the Operating Partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the year ended March 31, 2022. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of March 31, 2022, the Trust owned approximately 35.94% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

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

In instances where the Trust determines that it is not the primary beneficiary of a VIE and the Trust does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Trust will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Trust’s operations but instead its share of operations will be reflected as equity in earnings (losses) of unconsolidated affiliates on its consolidated statements of operations and comprehensive loss. Additionally, the Trust’s net investment in the joint venture will be reflected as investment in unconsolidated affiliates on the consolidated balance sheets. See Note 5 for additional details regarding variable interest entities where the Trust uses the equity method of investing.

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

March 31, 2022 and 2021 (UNAUDITED)

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

Based on evaluation, there were no impairment losses during the three months ended March 31, 2022 and 2021.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2022 and December 31, 2021, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2018.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of March 31, 2022, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three months ended March 31, 2022 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2022 and 2021, Sterling’s denominators for the basic and diluted earnings per common share were approximately 10,465,000 and 9,983,000, respectively.

NOTE 3 – segment reporting

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multifamily properties. Our commercial properties include retail, office, industrial, restaurant and medical properties. We assess and measure operating results based on net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance, and property administrative and management fees). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees, and certain general and administrative expenses. The accounting policies of each segment are consistent with those described in Note 2 of this report.

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended March 31, 2022 and 2021, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$27,494	$5,422	$32,916	$25,959	$5,801	$31,760
Expenses from rental operations	16,508	1,678	18,186	13,847	1,504	15,351
Net operating income	$10,986	$3,744	$14,730	$12,112	$4,297	$16,409
Depreciation and amortization			5,782			5,328
Interest			4,845			4,287
Administration of REIT			1,217			1,201
Other income			(503)			(243)
Net income			$3,389			$5,836

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of March 31, 2022	Residential	Commercial	Total

	(in thousands)
Real estate investments	$707,962	$203,515	$911,477
Accumulated depreciation	(136,986)	(47,212)	(184,198)
Total real estate investments, net	$570,976	$156,303	$727,279
Intangible assets, less accumulated amortization	173	5,838	6,011
Cash and cash equivalents			49,854
Restricted deposits			11,639
Investment in unconsolidated affiliates			23,852
Notes receivable			6,893
Other assets, net			14,734
Total Assets			$840,262

As of December 31, 2021	Residential	Commercial	Total

	(in thousands)
Real estate investments	$692,722	$203,980	$896,702
Accumulated depreciation	(133,100)	(46,055)	(179,155)
Total real estate investments, net	$559,622	$157,925	$717,547
Intangible assets, less accumulated amortization	—	6,246	6,246
Cash and cash equivalents			51,507
Restricted deposits			9,149
Investment in unconsolidated affiliates			18,658
Notes receivable			7,457
Other assets, net			10,302
Total Assets			$820,866

NOTE 4 – restricted deposits and funded reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of March 31,	As of December 31,
	2022	2021

	(in thousands)
Tenant security deposits	$5,490	$5,165
Real estate tax and insurance escrows	877	1,355
Replacement reserves	1,808	1,791
Other funded reserves	3,464	838
	$11,639	$9,149

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	March 31, 2022	December 31, 2021
Banner Building	2007	66.67%	$4,082	$60
Grand Forks INREIT, LLC	2003	50%	2,442	2,493
SE Savage, LLC	2019	60%	2,324	2,946
SE Maple Grove, LLC	2019	60%	2,303	2,823
SE Rogers, LLC	2020	60%	2,961	2,986
ST Oak Cliff, LLC	2021	70%	6,725	4,324
SE Brooklyn Park, LLC	2021	60%	3,015	3,026
			$23,852	$18,658

The Operating Partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2022 and December 31, 2021 of $- and $6,022, respectively.

The Operating Partnership is a 50% owner of a tenant in common through 100% ownership in a limited liability company. The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at March 31, 2022 and December 31, 2021 of $9,730 and $9,794, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The property is encumbered by a first mortgage with a balance at March 31, 2022 of $31,000. The Trust is jointly and severally liable for the full mortgage balance. At December 31, 2021, the property was encumbered by a first mortgage of $26,210 and a second mortgage to Sterling Properties, LLLP of $6,129. Additionally, at March 31, 2022, a Promissory Note and Loan Agreement was entered into between SE Savage, LLC, the Borrower, and Sterling Properties, LLLP, the Lender, for $1,397, and is an unsecured obligation of the Borrower. The note is considered to be additional at-risk funds to the Operating Partnership, in SE Savage, LLC, and is included in Notes Receivable on the Consolidated Balance Sheet at March 31, 2022.

The Operating Partnership owns a 60% interest in a limited liability company that that holds a multifamily property. The entity is encumbered by a first mortgage with a balance at both March 31, 2022 and December 31, 2021 of $24,788. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at March 31, 2022 and December 31, 2021 of $2,878 and $727, respectively.

The Operating Partnership owns a 60% interest in a limited liability company that is currently developing a multifamily property. The LLC holds land located in Rogers, Minnesota, with total assets of $27,231 and $22,847 at March 31, 2022 and December 31, 2021, respectively. The entity is encumbered by a first mortgage that has a balance of $20,631 and $15,688 at March 31, 2022 and December 31, 2021, respectively. The Company is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of March 31, 2022 and December 31, 2021, the Operating Partnership has contributed $6,778 and $4,361, respectively, in cash to the entity. The entity holds land located in Dallas, Texas with total

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

assets of $11,711 and $7,394 at March 31, 2022 and December 31, 2021, respectively. The entity is encumbered by a construction mortgage. There is no balance outstanding related to the mortgage at March 31, 2022. The Company is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company, with an unrelated third party. The entity is currently developing a multifamily property. As of both March 31, 2022 and December 31, 2021, the Operating Partnership has contributed $3,042 in cash to the LLC. The entity is located in Brooklyn Park, Minnesota, with total assets of $13,957 and $5,478 at March 31, 2022 and December 31, 2021, respectively. The entity is encumbered by a first mortgage that has a balance of $6,861 at March 31, 2022. There was no balance outstanding related to the first mortgage at December 31, 2021. The Company is jointly and severally liable for the full mortgage balance.

The following is a summary of the financial position of the unconsolidated affiliates at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021

	(in thousands)
ASSETS
Real estate investments	$152,403	$134,839
Accumulated depreciation	(12,767)	(10,940)
	139,636	123,899
Cash and cash equivalents	1,213	1,131
Restricted deposits	574	650
Intangible assets, less accumulated amortization	145	41
Other assets, net	349	909
Total Assets	$141,917	$126,630

LIABILITIES
Mortgage notes payable, net	$95,843	$87,996
Tenant security deposits payable	125	108
Accrued expenses and other liabilities	7,665	8,029
Total Liabilities	$103,633	$96,133
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$38,284	$30,497

Total liabilities and shareholders' equity	$141,917	$126,630

The following is a summary of results of operations of the unconsolidated affiliates for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021

	(in thousands)
Income from rental operations	$1,730	$880
Expenses from rental operations	812	234
Net operating income	$918	$646
Depreciation and Amortization	1,827	247
Interest	1,012	417
Other expense	10	-
Net loss	$(1,931)	$(18)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of March 31, 2022	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,462	$(10,533)	$4,929
Above-market leases	2,466	(1,384)	1,082
	$17,928	$(11,917)	$6,011
Lease Intangible Liabilities
Below-market leases	$(2,525)	$1,759	$(766)

	Lease	Accumulated	Lease
As of December 31, 2021	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,455	$(10,381)	$5,074
Above-market leases	2,617	(1,445)	1,172
	$18,072	$(11,826)	$6,246
Lease Intangible Liabilities
Below-market leases	$(2,525)	$1,714	$(811)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2022 (April 1, 2022 - December 31, 2022)	$872	$119
2023	827	151
2024	827	151
2025	827	151
2026	676	80
Thereafter	1,982	114
	$6,011	$766

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires in June 2022; and a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2022. The lines of credit are secured by specific properties. At March 31, 2022, the Bremer Bank line of credit secured two letters of credit totaling $67, leaving $9,848 available and unused under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. The Trust anticipates renewing the line of credit expiring in the next 12 months to continue to hold it as a cash resource to the Trust. There were no balances outstanding on either line at March 31, 2022 or December 31, 2021.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	March 31,	December 31,
	2022	2021

	(in thousands)
Fixed rate mortgage notes payable (a)	$499,349	$490,413
Variable rate mortgage notes payable	5,237	5,237
Mortgage notes payable	504,586	495,650
Less unamortized debt issuance costs	2,446	2,508
	$502,140	$493,142
(a)	Includes $108,314 and $108,734 of variable rate mortgage debt that was swapped to a fixed rate at March 31, 2022 and December 31, 2021, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2022 (April 1, 2022 - December 31, 2022)	$18,273
2023	52,706
2024	22,279
2025	52,734
2026	45,131
Thereafter	313,463
Total payments	$504,586

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

As of March 31, 2022, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. Over the next twelve months, the Trust estimates that an additional $1,137 will be reclassified as an interest expense.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps as of March 31, 2022, which effectively convert on month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,780	3.15%	November 1, 2029
November 1, 2019	$4,677	3.28%	November 1, 2029
January 10, 2020	$3,044	3.39%	January 10, 2030
June 11, 2020	$1,524	3.07%	June 15, 2030
June 11, 2020	$2,953	3.07%	June 15, 2030
June 15, 2020	$1,651	2.94%	June 15, 2030
June 15, 2020	$4,369	2.94%	June 15, 2030
July 1, 2020	$4,825	2.79%	June 10, 2030
December 2, 2020	$12,626	2.91%	December 2, 2027
July 1, 2021	$26,119	2.99%	July 1, 2031
November 10, 2021	$28,465	3.54%	August 1, 2029
December 1, 2021	$11,028	3.32%	December 1, 2031

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Interest rate swaps	12	12	$108,061	$108,734

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

	Derivatives
Derivatives designated as	March 31, 2022		December 31, 2021
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$5,574	Other assets, net	$698
Interest rate swaps	Accrued expenses and other liabilities	$—	Accrued expenses and other liabilities	$1,648

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

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the quarters ended March 31, 2022 and 2021:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2022		2022
Interest rate swaps	$(6,524)	Interest expense	$361
	2021		2021
Interest rate swaps	$(2,384)	Interest expense	$115

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of March 31, 2022, the termination value of derivatives in an asset position was $5,574. As of March 31, 2022, the Trust has pledged the properties related to the loans which are hedged as collateral.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2022		December 31, 2021
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$6,893	$7,919	$7,457	$9,840
Derivative assets	$5,574	$5,574	$698	$698

Financial liabilities:
Mortgage notes payable	$504,586	$520,213	$495,650	$508,285
Derivative liabilities	$—	$—	$1,648	$1,648

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

March 31, 2022 and 2021 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2022
Derivative assets	$—	$5,574	$—	$5,574

December 31, 2021
Derivative assets	$—	$698	$—	$698
Derivative liabilities	$—	$1,648	$—	$1,648

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2022
Mortgage notes payable	$—	$—	$520,213	$520,213
Notes receivable	$—	$—	$7,919	$7,919
December 31, 2021
Mortgage notes payable	$—	$—	$508,285	$508,285
Notes receivable	$—	$—	$9,840	$9,840

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Mortgage notes payable:  The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The rates used range from 3.40% to 3.50% and from 3.25% to 3.35% at March 31, 2022 and December 31, 2021, respectively.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 7.25% at March 31, 2022 and ranged from 3.25% to 3.35% at December 31, 2021.

NOTE 11 – LEASES

As of March 31, 2022, we derived 83.5% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage, and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis. Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of March 31, 2022, we derived 16.5% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations, or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended March 31, 2022
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$26,498	$4,067	$30,565
Lease income related to variable lease payments	—	1,176	1,176
Other (a)	(169)	95	(74)
Lease Income (b)	$26,329	$5,338	$31,667

(a)	For the three months ended March 31, 2022, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended March 31, 2022 of $1,249, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Three months ended March 31, 2021
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$24,834	$4,382	$29,216
Lease income related to variable lease payments	—	1,094	1,094
Other (c)	(135)	294	159
Lease Income (d)	$24,699	$5,770	$30,469

(c)	For the three months ended March 31, 2021, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(d)	Excludes other rental income for the three months ended March 31, 2021 of $1,291, respectively, which is accounted for under the revenue recognition standard.

As of March 31, 2022, non-cancelable commercial operating leases provide for future minimum rental income as follows. Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2022 (April 1, 2022- December 31, 2022)	$11,715
2023	15,123
2024	14,447
2025	14,272
2026	13,015
Thereafter	54,882
$123,454

NOTE 12 – RELATED PARTY TRANSACTIONS

Sterling Management, LLC (the “Advisor”), a North Dakota limited liability company formed in November 2002. The Advisor is responsible for managing day-to-day affairs, overseeing capital projects, and identifying, acquiring, and disposing investments on behalf of the trust.

GOLDMARK Property Management, Inc., a North Dakota limited liability company formed in 1981. GOLDMARK Property Management performs property management services for the Trust.

We have a historical and ongoing relationship with Bell Bank. Bell Bank has provided the Trust certain financial services throughout the relationship.

The Trust has a historical and ongoing relationship with Trumont Group and Trumont Construction. Trumont Group provides development services for current joint venture projects the Operating Partnership is an investor in. Trumont Construction has been engaged to construct the properties associated with these joint ventures. Mr. Regan, Chief Executive Officer and trustee, is a partner in both Trumont Group and Trumont Construction and has a direct material interest in any engagement or related transaction, the Trust enters into, with these entities.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Property Management Fee

During the year ended March 31, 2022 and 2021, we paid fees to GOLDMARK Property Management, Inc. related to the management of properties, on-site staff costs and other miscellaneous fees required to run the property of $3,429 and $3,064, respectively. Management fees paid during the year ended March 31, 2022 and 2021 approximated 5% of net collected rents. In addition, during the year ended March 31, 2022 and 2021, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $1,799 and $1,696, respectively.

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and Executive Officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be and was received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 23, 2022 and is effective until March 31, 2023.

The below table summarizes the fees incurred to our Advisor.

	Three Months ended March 31,
	2022	2021

	(in thousands)
Fee:
Advisory	$898	$807
Acquisition	$358	$302
Disposition	$66	$-
Financing	$32	$43
Project Management	$206	$71

The below table summarizes the fees payable to our Advisor.

	Payable at
	March 31,	December 31,
	2022	2021

	(in thousands)
Fee:
Advisory	$303	$296
Financing	$-	$38
Development	$-	$79
Project Management	$105	$98

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended March 31, 2022, 443,000 Operating Partnership units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $10,180.

During the three months ended March 31, 2021, there were no Operating Partnership units issued.

Commissions

During the three months ended March 31, 2022 and 2021, we incurred real estate commissions of $244 and $250, respectively, to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of March 31, 2022 and December 31, 2021, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

During the three months ended March 31, 2022, we incurred real estate commissions of $163, to GOLDMARK Property Management. There were no commissions paid to GOLDMARK Property Management for the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

Rental Income

During the three months ended March 31, 2022 and 2021, we received rental income of $66 and $67, respectively, under an operating lease agreement with GOLDMARK Property Management, Inc.

During the three months ended March 31, 2022, we received no rental income from GOLDMARK Commercial Real Estate. During the three months ended March 31, 2021 we received rental income of $14, under an operating lease agreement with GOLDMARK Commercial Real Estate, Inc.

During the three months ended March 31, 2022 and 2021, we received rental income of $32 and $21, respectively, under operating lease agreements with our Advisor.

During the three months ended March 31, 2022 and 2021, we received rental income of $209 and $122, respectively, under an operating lease agreement with Bell Bank.

Other operational activity

During the three months ended March 31, 2022 and 2021, the Trust incurred $206 and $174, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. At March 31, 2022 and December 31, 2021, operational outstanding liabilities were $189 and $128, respectively.

Debt Financing

At March 31, 2022 and December 31, 2021, the Trust had $65,802 and $66,365, respectively, of outstanding principal on loans entered into with Bell Bank. During the three months ended March 31, 2022 and 2021, the Trust incurred interest expense on debt held with Bell Bank of $618 and $587, respectively. Accrued interest as of March 31, 2022 and December 31, 2021, related to this debt was $146 and $148, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Development Arrangements

During the three months ended March 31, 2022, the Trust incurred $153 in development fees to Trumont Group. No such fees were paid during the three months ended March 31, 2021. At March 31, 2022 and December 31, 2021, the Trust owed $51 for development fees to Trumont Group.

During the three months ended March 31, 2022, the Trust incurred $96 in construction fees to Trumont Construction. No such fees were paid during the three months ended March 31, 2021. At March 31, 2022 and December 31, 2021, the Trust owed $74 and $29, respectively for construction fees to Trumont Construction.

During the three months ended March 31, 2022, the Trust incurred $118 in general construction costs to Trumont Construction. No such fees were paid during the three months ended March 31, 2021. At March 31, 2022, the Trust owed $42 for general construction costs. At December 31, 2021, no general construction costs were owed to Trumont Construction.

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

March 31, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 14 – DISPOSITIONS

During the year ended March 31, 2022, the Trust disposed of one property located in Savage, Minnesota, for $2,700 and recognized a gain of $1,329. During the year ended March 31, 2021, the Operating Partnership did not dispose of any properties.

NOTE 15 – ACQUISITIONS

The Trust had one acquisition during the three months ended March 31, 2022.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Acquisition Cost

2/28/22	Deer Park	Hutchinson, MN	Apartment Complex	138 units	$15,073

					$15,073

Total consideration given for acquisitions through March 31, 2022 was completed through issuing approximately 443,000 limited partnership units of the Operating Partnership valued at $23 per unit for an aggregate consideration of approximately $10,180, and cash of $4,893. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance. The following table summarizes the acquisition date fair values, before pro-rations, the Company recorded in conjunction with the acquisitions discussed above:

	Three months ended
	March 31,
	2022	2021

	(in thousands)
Real estate investment acquired	$14,831	$-
Acquired lease intangible assets	260	-
Assumed Assets	2	-
Total Assets Acquired	$15,093	$-
Other liabilities	(20)	-
Net assets acquired	15,073	-
Equity/limited partnership unit consideration	(10,180)	-
Net cash consideration	$4,893	$-

NOTE 16 - SUBSEQUENT EVENTS

On April 15, 2022, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on March 31, 2022.

On May 2, 2022, the Trust received proceeds of $2,013, related to a note receivable that was outstanding at March 31, 2022.

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

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling,” “the “Trust” or the “Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002. Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation. Our real estate portfolio consisted of 182 properties containing 10,926 apartment units and approximately 1,607,000 square feet of leasable commercial space as of March 31, 2022. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $727,279, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

Impairment of Real Estate Investments

The Trust will review each property within its portfolio, every quarter for potential impairment through various screening mechanisms (identifiers) to determine if there are indicators of impairment on a property. If so, the property is further analyzed through an undiscounted cash flow test. An identifier is not an indicator or triggering event for impairment; however, it is a mechanism to highlight an item on a property, which warrants further consideration and analysis to determine if an indicator is present. The following are examples of activities that are review quarterly:

●	An individual property’s weighted average cost of capital is not meeting its required rate as calculated by management.
●	Significant decline in Operational NOI in relation to individual residential properties.
●	Significant decline in NOI in relation to individual commercial properties.
●	Significant quarter over quarter decrease in occupancy.

If the presence of one or more impairment identifier is noted through a screening mechanism at the end of the reporting period or throughout the year with respect to an investment property, the asset is further analyzed to determine if an indicator of impairment exists. If further analysis does not explain the properties performance, the Trust considers this to provide evidence that an indicator of impairment does exist, the property is then subject to additional impairment analysis, and an undiscounted cash flow analysis is performed on the individual property. Indicators of impairment include:

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

Additionally, Sterling considers certain occurrences at a property to be a triggering event, causing an analysis of impairment to occur, and an undiscounted cash flow analysis is performed. Triggering Events of impairment include:

●	Continued difficulty in leasing property or renewing existing leases. Factors considered include:
◾	Competitors building significantly newer properties.
◾	Competitors are relocating out of the area.
◾	Tenant downsizing and needing less square footage.
◾	Significant decrease in market prices not in line with general market trends.
◾	Property make-up of units is not in line with market trends.
◾	Demographics of property.
●	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition.
●	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator.
●	A current expectation that, “more likely than not,” a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. As such, any property approved by the Board of Trustees to be sold, will be evaluated for impairment.

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties. Based on evaluation, there were no impairment losses during the three months ended March 31, 2022 and 2021.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the year ended March 31, 2022 included elsewhere in this report.

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

Principal Business Activity

Sterling currently directly owns 182 properties. The Trust’s 138 residential properties are located in North Dakota, Minnesota, Missouri, and Nebraska and are principally multifamily apartment buildings. The Trust owns 44 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, and Wisconsin. The commercial properties include retail, office, industrial, and medical properties. The Trust’s mix of properties is 76.1% residential and 23.9% commercial (based on cost) with a total carrying value of $727,279 at March 31, 2022. Currently our focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

The following table represents the number of properties the Trust owns in each state as of March 31, 2022.

Residential Property	Location	No. of Properties	Units
	North Dakota	117	6,958
	Minnesota	16	3,169
	Missouri	1	164
	Nebraska	4	639
		138	10,930

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	11	633,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		44	1,607,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $1,535 or 5.9% for the three months ended March 31, 2022, compared to the same three month-period in 2021.
●	One residential property with a total cost of $15,073 was acquired during the three months ended March 31, 2022.
●	Disposed of one commercial property during the three months ended March 31, 2022.
●	Declared and paid dividends aggregating $1.1500 per common share for the three months ending March 31, 2022.

Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31, 2022			Three months ended March 31, 2021
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$27,494	$5,422	$32,916	$25,959	$5,801	$31,760
Real Estate Expenses
Real Estate Taxes	2,846	651	3,497	2,579	665	3,244
Property Management	3,443	203	3,646	3,092	188	3,280
Utilities	3,409	360	3,769	2,584	240	2,824
Repairs and Maintenance	5,974	433	6,407	4,829	382	5,211
Insurance	836	31	867	763	29	792
Total Real Estate Expenses	16,508	1,678	18,186	13,847	1,504	15,351
Net Operating Income	$10,986	$3,744	14,730	$12,112	$4,297	16,409
Interest			4,845			4,287
Depreciation and amortization			5,782			5,328
Administration of REIT			1,217			1,201
Other income			(503)			(243)
Net Income			$3,389			$5,836

Net Income Attributed to:
Noncontrolling Interest			$2,175			$3,784
Sterling Real Estate Trust			$1,214			$2,052
Dividends per share (1)			$0.2875			$0.2650
Earnings per share			$0.1200			$0.2100
Weighted average number of common shares			10,465			9,983
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $32,916 for the three months ended March 31, 2022 increased $1,156 or 3.6% in comparison to the same period in 2021. Residential property revenues increased $1,535 and commercial property revenues decreased $379.

The following table illustrates changes in occupancy for the three-month periods indicated:

	March 31,	March 31,
	2022	2021
Residential occupancy	94.1%	94.7%
Commercial occupancy	74.8%	91.9%

Residential revenues for the three months ended March 31, 2022 increased $1,535 or 5.9% in comparison to the same period for 2021. Residential properties acquired since January 1, 2021 contributed approximately $1,444 to the increase in total residential revenues for the three months ended March 31, 2022. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 83.5% of total revenues for the three months ended March 31, 2022 compared to 81.7% of total revenues for the three months ended March 31, 2021. The residential occupancy rates for the three months ended March 31, 2022 decreased 0.6% primarily due to increased vacancy.

For the three months ended March 31, 2022, total commercial revenues decreased $379 or 6.5% in comparison to the same period for 2021. The decrease was primarily attributed to the disposition of three commercial real estate investments in 2022 and 2021. These properties account for $234 of decreased commercial rent during the three months ended March 31, 2022. Increased vacancy in the Minneapolis market accounts for $325 of decreased commercial revenue. The commercial occupancy rates for the year ended March 31, 2022 decreased 17.1% primarily due to office spaces located in the Minnesota market.

Expenses

Residential expenses from operations of $16,508 during the three months ended March 31, 2022 increased $2,661 or 19.2% in comparison to the same period in 2021. The increase is attributed to an increase in repairs and maintenance expense of $1,145 or 23.7%. Properties acquired since January 1, 2021 attributed $266 to the increase in repairs and maintenance expense. Additionally, increased project and upgrade costs, which are considered to be deferred maintenance costs from the year ended 2020, due to COVID-19 restrictions attribute to the increase in repairs and maintenance expense during the three months ended March 31, 2022. The increase is also attributed to an increase in utility expense of $825 or 31.9% as well as an increase in property management expense of $351 or 11.4%. The main reason for the increases in utility and property management expenses is related to the properties acquired since January 1, 2021, which account for $196 and $187 of the increase, respectively.

Commercial expenses from operations of $1,678 during the three months ended March 31, 2022 increased $174 or 11.6% in comparison to the same period in 2021. The increase in overall expenses is attributed to an increase in utility expense of $120 or 50.0%. Repair and maintenance expenses during the three months ended March 31, 2022 increased by $51 or 13.4% in comparison to the same period 2021, also contributed to the overall increase.

Interest expense of $4,845 during the three months ended March 31, 2022 increased $558 or 13.0% in comparison to the same period in 2021. Interest expense related to financing activities increased by $451 during the three months ended March 31, 2022 as compared to the same period in 2021. The Trust continued to take advantage of the low interest rate environment throughout 2021 and into the first quarter of 2022 as we refinanced high-rate loans for new, lower rate mortgages while also financing new mortgage debt to raise capital. Though the overall debt and interest expense increased, the refinances and additional financing completed, improved the Trust’s weighted average interest rate by 19 basis points to 3.79% at March 31, 2022, as compared to 3.98% at March 31, 2021. Capitalized interest expense related to construction in progress increased $70 during the three months ended March 31, 2022. During the three months ended March 31, 2022, interest expense was 14.7% of total revenues.

Depreciation and amortization expense of $5,782 during the three months ended March 31, 2022 increased $454 or 8.5%. Properties acquired since January 1, 2021, contributed approximately $359 to the increase in depreciation expense. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the year ended March 31, 2022 and 2021was 17.6% and 16.8%, respectively.

REIT administration expenses of $1,217 during the three months ended March 31, 2022 increased $16 or 1.3% compared to the same period in 2021. The increase is attributable to an increase in the amount of the REIT advisory fee.

Other income of $503 for the three months ended March 31, 2022 increased $260 or 107.0% in comparison to the same period in 2021. The increase is attributed to realized gains on the sale of real estate investments of $1,329 as compared to 2021. The increase is offset by a decrease in equity in affiliates of $1,141, caused by depreciation expense related to two developments being put into service.

Construction in Progress and Development Projects

The Trust capitalizes direct and certain indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes and interest and financing costs cease, and all project-related costs included in construction in process are reclassified to land and building and other improvements.

Construction in progress as of March 31, 2022, consists primarily of construction at residential properties located in North Dakota and Minnesota. Prairiewood Meadows located in Fargo, North Dakota consists of the re-development of one building due to a fire, a water main break, a new club house for residents, parking lot additions and repairs and replacement of windows and patio doors on the other two buildings. The re-development of one building is substantially complete with current expectations to be completed in the early second quarter of 2022. The parking lot and clubhouse will remain in construction phase throughout the second and third quarter of 2022. The current budget for this property is $3,884 of which $2,622 has been incurred and accrued for in construction in progress. Parkwest Gardens located in Fargo, North Dakota is adding a club house for residents through the second and third quarter of 2022. As of March 31, 2022, the property was still in the design phase of the project where budgeted for this property to date is $470 of which $25 has incurred in construction in progress. Maplewood Apartments located in Maplewood, Minnesota consists of parking lot repairs and reconstruction of one building due to a fire affecting multiple units and common areas. The current budget for this property is $577 of which $458 of which has incurred. Both improvements are expected to be completed in the second quarter of 2022 pending weather.

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

While FFO applicable to common shares and limited partnership units are widely used by REITs as performance metrics, all REITs do not use the same definition of FFO or calculate FFO in the same way. The FFO reconciliation presented here is not necessarily comparable to FFO presented by other real estate investment trusts. FFO should also not be considered as an alternative to net income as determined in accordance with GAAP as a measure of a real estate investment trust’s performance, but should be considered as an additional, supplemental measure, and should be viewed in conjunction with net income as presented in the consolidated financial statements included in this report. FFO applicable to common shares and limited partnership units does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of sufficient cash flow to fund a real estate investment trust’s need or its ability to service indebtedness or to pay dividends to shareholders.

The following tables include calculations of FFO and the reconciliations to net income, during the three months ended March 31, 2022 and 2021, respectively. We believe these calculations are the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended March 31, 2022		Three months ended March 31, 2021
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands)
Net Income attributable to Sterling Real Estate Trust	$1,214	10,465	$2,052	9,983

Add back:
Noncontrolling Interest - OPU	2,145	18,495	3,753	18,260
Depreciation & Amortization from continuing operations	5,782		5,328
Pro rata share of unconsolidated affiliate depreciation and amortization	1,089		140
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1,329)		—
Funds from operations applicable to common shares and limited partnership units (FFO)	$8,901	28,960	$11,273	28,243

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

At March 31, 2022, our unrestricted cash resources consisted of cash and cash equivalents totaling approximately $49,854. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $65,684, which could potentially be used as collateral to secure additional financing in future periods.

The Trust has a $4,915 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires in June 2022; and a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2022. The lines of credit are secured by specific properties. At March 31, 2022, the Bremer lines of credit secured two letters of credit totaling $67, leaving $9,848 available and unused under the agreements. The Trust anticipates renewing the line of credit expiring in the next 12 months to continue to hold it as a cash resource to the Trust.

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for the Trust.

During the three months ended March 31, 2022, we did not sell any common shares in private placements. During the three months ended March 31, 2022, we issued 79,000 and 57,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $3,029. During the three months ended March 31, 2021, we did not sell any common shares in private placements. During the three months ended March 31, 2021, we issued 89,000 and 65,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $2,993.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the three months ended March 31, 2022, the Trust issued approximately 443,000 limited partnership units of the Operating Partnership valued at $23.00 per unit for an aggregate consideration of approximately $10,180 for the purchase of real estate investments. No limited partnership units of the Operating Partnership were issued in relation to the acquisition of real estate investments for the three months ended March 31, 2021.

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

As with any valuation methodology, the methodologies utilized by the Board in reaching an estimate of the value of the shares and limited partnership units are based upon a number of estimates, assumptions, judgments, or opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments, or opinions would likely have resulted in significantly different estimates of the value of the shares and limited partnership units. In addition, the Board’s estimate of share and limited partnership unit value is not based on the book values of our real estate, as determined by GAAP, as our book value for most real estate is based on the amortized cost of the property, subject to certain adjustments.

Cash on hand, together with cash from operations and access to the lines of credit, is expected to provide sufficient capital to meet the Company’s needs for at least the next 12 months and as appropriate, we will use cash flows from operations, net proceeds from share offerings, debt proceeds, and proceeds from the disposition of real estate investments to meet long term liquidity demands.

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

To mitigate credit risk on commercial properties, we have historically looked to invest in assets that we believe are critically important to our tenants’ operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor all of our property’s performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.

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

	Three months ended
	March 31,
	2022	2021

	(in thousands)
Net cash flows provided by operating activities	$7,457	$8,909
Net cash flows used in investing activities	$(10,187)	$(4,116)
Net cash flows provided by (used in) financing activities	$3,567	$(2,081)

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

Net cash provided by operating activities was $7,452 and $8,909 for the year ended March 31, 2022 and 2021, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $10,187 and $4,116 for the three months ended March 31, 2022 and 2021, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the three months ended March 31, 2022 and 2021, cash flows used in investing activities related to the acquisition of properties and capital expenditures was $7,295 and $3,686, respectively. Cash outlays related to investments in unconsolidated affiliates was $6,444 and $2,090 during the three months ended March 31, 2022 and 2021, respectively. Proceeds from involuntary conversions for the three months ended March 31, 2022 and 2021 was $261 and $1,642, respectively. Proceeds from sale of real estate investments during the three months ended March 31, 2022 was $2,622. During the three months ended March 31, 2021, there were no proceeds from the sale of real estate investments.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs, and making principal payments on mortgage notes payable.

Net cash provided by financing activities was $3,567 and used in financing activities $2,081 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we paid $5,851 in dividends and distributions, redeemed $736 of shares and units, received proceeds of $12,867 from new mortgage notes, and made mortgage principal payments of $3,931. For the three months ended March 31, 2021, we paid $5,761 in dividends and distributions, redeemed $1,405 of shares and units, received proceeds of $18,485 from new mortgage notes, and made mortgage principal payments of $14,528.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2022 to March 31, 2022 totaling $3,007 or $0.2875 per share, of which $1,130 were cash dividends and $1,877 were reinvested under the dividend reinvestment plan. The cash dividends were paid with the $7,457 from our cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2021 to March 31, 2021 totaling $2,642 or $0.2650 per share, of which $963 were cash dividends and $1,679 were reinvested under the dividend reinvestment plan. The cash dividends were paid with the $8,909 from our cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Three months ended
	March 31,
	2022	2021

	(in thousands)
Cash flows provided by operations (includes net income of $3,389 and $5,836, respectively)	$7,457	$8,909
Distributions in excess of earnings received from unconsolidated affiliates	105	1
Gain on sales of real estate and non-real estate investments	1,329	—
Dividends declared	(3,007)	(2,642)
Excess	$5,884	$6,268

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the three months ended March 31, 2022, we declared quarterly distributions totaling $5,359 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, 2022. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the three months ended March 31, 2021, we declared quarterly distributions totaling $4,835 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, 2021. Distributions were paid at a rate of $0.2650 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the three months ended March 31, 2022, aggregate dividends and distributions of $8,366, are funded with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $8,901 for the three months ended March 31, 2022; therefore, we believe our dividend and distribution policy is sustainable over time. For the three months ended March 31, 2021, we paid aggregate dividends and distributions of $7,477 with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $11,273 as of the three months ended March 31, 2021. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the three months ended March 31, 2022, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $108,061 at March 31, 2022. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of March 31, 2022, we had one variable-rate mortgage debt outstanding of $5,183. Additionally, the Trust had $108,061 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. We estimate that an increase in 30-day LIBOR of 100 basis points with constant risk spreads would result in our net income being reduced by approximately $52 on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points would increase the amount of net income by a similar amount. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operation.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended March 31, 2022.

Other Sales

During the three months ended March 31, 2022, we did not issue any common shares in exchange for limited partnership units of the Operating Partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4(a)(2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2022:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2022	6,000	2,000	$21.85	1,456,000	1,115,000	$16,579
February 1-29, 2022	5,000	1,000	$21.85	1,461,000	1,116,000	$16,424
March 1-31, 2022	7,000	12,000	$21.85	1,468,000	1,128,000	$16,025
Total	18,000	15,000

For the three months ended March 31, 2022, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended March 31, 2022, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to a maximum amount of $55,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of March 31, 2022, was $16,025. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend, or suspend the redemption plan at any time if it determines to do so is in our best interest.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Title of Document

10.1	Eleventh Amended and Restated Advisory Agreement, effective April 1, 2022 (incorporated by reference to Exhibit No. 10.1 to the Trust’s current report on Form 8-K filed March 29, 2022).
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline iXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Shareholders’ Equity for three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:May 11, 2022

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Damon K. Gleave
Damon K. Gleave
Chief Financial Officer
(Principal Financial Officer)