Form 10-Q
period 2022-06-30
Sterling Real Estate Trust
filed 2022-08-10
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2022
Common Shares of Beneficial Interest, $0.01 par value per share	10,688,070

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of June 30, 2022 (UNAUDITED) and December 31, 2021

	June 30,	December 31,
	2022	2021

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$127,946	$125,338
Building and improvements	794,059	763,003
Construction in progress	7,404	8,361
Real estate investments	929,409	896,702
Less accumulated depreciation	(188,266)	(179,155)
Real estate investments, net	741,143	717,547
Cash and cash equivalents	40,072	51,507
Restricted deposits	8,825	9,149
Investment in unconsolidated affiliates	24,494	18,658
Notes receivable	5,423	7,457
Lease intangible assets, less accumulated amortization	5,922	6,246
Other assets, net	21,274	10,302

Total Assets	$847,153	$820,866

LIABILITIES
Mortgage notes payable, net	$504,979	$493,142
Dividends payable	8,394	7,567
Tenant security deposits payable	6,167	5,225
Lease intangible liabilities, less accumulated amortization	724	811
Accrued expenses and other liabilities	12,665	18,604
Total Liabilities	532,929	525,349

COMMITMENTS and CONTINGENCIES - Note 13

SHAREHOLDERS' EQUITY
Beneficial interest	119,519	116,856
Noncontrolling interest
Operating partnership	182,621	176,954
Partially owned properties	2,695	2,657
Accumulated other comprehensive income (loss)	9,389	(950)
Total Shareholders' Equity	314,224	295,517

	$847,153	$820,866

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED June 30, 2022 and 2021 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$33,817	$31,923	$66,734	$63,683
Expenses
Expenses from rental operations
Operating expenses	13,157	11,664	27,846	23,772
Real estate taxes	3,638	3,390	7,135	6,634
Depreciation and amortization	5,963	5,756	11,745	11,083
Interest	4,954	4,302	9,800	8,589
	27,712	25,112	56,526	50,078
Administration of REIT	1,400	1,059	2,617	2,260
Total expenses	29,112	26,171	59,143	52,338
Income from operations	4,705	5,752	7,591	11,345

Other income
Equity in losses of unconsolidated affiliates	(284)	(89)	(1,424)	(116)
Other income	152	218	442	488
Gain on sale or conversion of real estate investments	2,012	1,710	3,340	1,710
Gain on involuntary conversion	522	687	547	687
Total other income	2,402	2,526	2,905	2,769
Net income	$7,107	$8,278	$10,496	$14,114
Net income attributable to noncontrolling interest:
Operating Partnership	4,531	5,355	6,676	9,108
Partially owned properties	8	(40)	38	(9)
Net income attributable to Sterling Real Estate Trust	$2,568	$2,963	$3,782	$5,015

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.24	$0.29	$0.36	$0.50

Comprehensive income:
Net income	$7,107	$8,278	$10,496	$14,114
Other comprehensive gain (loss) - change in fair value of interest rate swaps	3,815	(845)	10,339	1,539
Comprehensive income	10,922	7,433	20,835	15,653
Comprehensive income attributable to noncontrolling interest	6,974	4,772	13,315	10,092
Comprehensive income attributable to Sterling Real Estate Trust	$3,948	$2,661	$7,520	$5,561

Weighted average Common Shares outstanding, basic and diluted	10,564	10,085	10,515	10,034

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED June 30, 2022 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2021	10,342	$ 148,562	($ 31,706)	$ 116,856	$ 176,954	$ 2,657	($ 950)	$ 295,517
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	10,180	-	-	10,180
Shares/units redeemed	(18)	(401)	-	(401)	(335)	-	-	(736)
Dividends and distributions declared	-	-	(3,007)	(3,007)	(5,359)	-	-	(8,366)
Dividends reinvested - stock dividend	79	1,716	-	1,716	-	-	-	1,716
Issuance of shares under optional purchase plan	57	1,313	-	1,313	-	-	-	1,313
Change in fair value of interest rate swaps	-	-	-	-	-	-	6,524	6,524
Net income	-	-	1,214	1,214	2,145	30	-	3,389
BALANCE AT MARCH 31, 2022	10,460	$ 151,190	($ 33,499)	$ 117,691	$ 183,585	$ 2,687	$ 5,574	$ 309,537
Shares/units redeemed	(18)	(386)	-	(386)	(138)	-	-	(524)
Dividends and distributions declared	-	-	(3,037)	(3,037)	(5,357)	-	-	(8,394)
Dividends reinvested - stock dividend	86	1,877	-	1,877	-	-	-	1,877
Issuance of shares under optional purchase plan	35	806	-	806	-	-	-	806
Change in fair value of interest rate swaps	-	-	-	-	-	-	3,815	3,815
Net income	-	-	2,568	2,568	4,531	8	-	7,107
BALANCE AT JUNE 30, 2022	10,563	$ 153,487	($ 33,968)	$ 119,519	$ 182,621	$ 2,695	$ 9,389	$ 314,224

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2020	9,855	$ 139,105	($ 29,739)	$ 109,366	$ 181,621	$ 2,346	($ 1,805)	$ 291,528
Shares/units redeemed	(41)	(777)	-	(777)	(628)	-	-	(1,405)
Dividends and distributions declared	—	-	(2,642)	(2,642)	(4,835)	-	-	(7,477)
Dividends reinvested - stock dividend	89	1,686	-	1,686	-	-	-	1,686
Issuance of shares under optional purchase plan	65	1,307	-	1,307	-	-	-	1,307
Change in fair value of interest rate swaps	—	-	-	-	-	-	2,384	2,384
Net income (loss)	—	-	2,052	2,052	3,753	31	-	5,836
BALANCE AT MARCH 31, 2021	9,968	$ 141,321	($ 30,329)	$ 110,992	$ 179,911	$ 2,377	$ 579	$ 293,859
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	890	-	-	890
Shares/units redeemed	(15)	(292)	-	(292)	(1,853)	-	-	(2,145)
Dividends and distributions declared	-	-	(2,672)	(2,672)	(4,821)	-	-	(7,493)
Dividends reinvested - stock dividend	88	1,679	-	1,679	-	-	-	1,679
Issuance of shares under optional purchase plan	41	820	-	820	-	-	-	820
Change in fair value of interest rate swaps	-	-	-	-	-	-	(845)	(845)
Net income	-	-	2,963	2,963	5,355	(40)	-	8,278
BALANCE AT JUNE 30, 2021	10,082	$ 143,528	($ 30,038)	$ 113,490	$ 179,482	$ 2,337	($ 266)	$ 295,043

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2022 and 2021 (UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
OPERATING ACTIVITIES
Net income	$10,496	$14,114
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	(3,340)	(1,710)
Gain on involuntary conversion	(547)	(687)
Equity in loss of unconsolidated affiliates	1,424	116
Distributions of earnings of unconsolidated affiliates	177	116
Allowance for uncollectible accounts receivable	(380)	377
Depreciation	10,858	10,439
Amortization	887	629
Amortization of debt issuance costs	337	262
Effects on operating cash flows due to changes in
Other assets	(1,422)	(4,574)
Tenant security deposits payable	942	278
Accrued expenses and other liabilities	(3,935)	(2,705)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,497	16,655
INVESTING ACTIVITIES
Purchase of real estate investment properties	(26,131)	(13,102)
Capital expenditures and tenant improvements	(5,423)	(8,705)
Proceeds from sale of real estate investments and non-real estate investments	6,266	5,590
Proceeds from involuntary conversion	733	3,109
Investment in unconsolidated affiliates	(7,749)	(2,090)
Distributions in excess of earnings received from unconsolidated affiliates	312	—
Notes receivable issued net of payments received	2,034	1,386
NET CASH USED IN INVESTING ACTIVITIES	(29,958)	(13,812)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(201)	(358)
Payments on investment certificates and subordinated debt	—	(25)
Proceeds from issuance of mortgage notes payable and subordinated debt	23,305	31,162
Principal payments on mortgage notes payable	(8,921)	(22,408)
Proceeds from issuance of shares under optional purchase plan	2,119	2,127
Shares/units redeemed	(1,260)	(3,550)
Dividends/distributions paid	(12,340)	(11,559)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,702	(4,611)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(11,759)	(1,768)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	60,656	27,635
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$48,897	$25,867

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$40,072	$11,529
Restricted deposits	8,825	14,338
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$48,897	$25,867

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE SIX MONTHS ENDED June 30, 2022 and 2021 (UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$9,526	$8,380

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$3,593	$3,365
Dividends declared and not paid	3,037	2,672
UPREIT distributions declared and not paid	5,357	4,821
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	10,180	890
Increase in land improvements due to increase in special assessments payable	195	26
Unrealized gain on interest rate swaps	10,339	1,539
Acquisition of assets through assumption of debt and liabilities	36,311	—
Capitalized interest and real estate taxes related to construction in progress	46	—

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP” or the “Operating Partnership”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner of Sterling Properties, LLLP, Sterling has management responsibility for all activities of the Operating Partnership. As of June 30, 2022 and December 31, 2021, Sterling owned approximately 36.18% and 36.22%, respectively, of the Operating Partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and six months ended June 30, 2022. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of June 30, 2022 the Trust owned approximately 36.18% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

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

Sterling may also acquire property using a reverse like-kind exchange structure (a “Reverse 1031  Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, to defer taxable gains on the subsequent sale of real estate property. As such, the acquired property (the “Parked Property”) is in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Sterling retains essentially all of the legal and economic benefits and obligations related to the Parked Property prior to the completion of the Reverse 1031 Like-Kind Exchange. As such, a Parked Property is included in Sterling’s consolidated financial statements as a consolidated VIE until legal title is transferred to the Operating Partnership upon completion of the Reverse 1031 Like-Kind Exchange.

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

JUNE 30, 2022 and 2021 (UNAUDITED)

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

Based on evaluation, there were no impairment losses during the three and six months ended June 30, 2022 and 2021.

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

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2022 and December 31, 2021 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2018.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of June 30, 2022 all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the six months ended June 30, 2022 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the six months ended June 30, 2022 and 2021, Sterling’s denominators for the basic and diluted earnings per common share were approximately 10,515,000 and 10,034,000, respectively.

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

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six months ended June 30, 2022 and 2021, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended June 30, 2022			Three months ended June 30, 2021

	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$28,502	$5,315	$33,817	$26,230	$5,693	$31,923
Expenses from rental operations	15,246	1,549	16,795	13,363	1,691	15,054
Net operating income	$13,256	$3,766	$17,022	$12,867	$4,002	$16,869
Depreciation and amortization			5,963			5,756
Interest			4,954			4,302
Administration of REIT			1,400			1,059
Other income			(2,402)			(2,526)
Net income			$7,107			$8,278

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$55,997	$10,737	$66,734	$52,190	$11,493	$63,683
Expenses from rental operations	31,753	3,228	34,981	27,211	3,195	30,406
Net operating income	$24,244	$7,509	$31,753	$24,979	$8,298	$33,277
Depreciation and amortization			11,745			11,083
Interest			9,800			8,589
Administration of REIT			2,617			2,260
Other income			(2,905)			(2,769)
Net income			$10,496			$14,114

Segment Assets and Accumulated Depreciation

As of June 30, 2022	Residential	Commercial	Total

	(in thousands)
Real estate investments	$725,030	$204,379	$929,409
Accumulated depreciation	(140,008)	(48,258)	(188,266)
Total real estate investments, net	$585,022	$156,121	$741,143
Lease intangible assets, less accumulated amortization	340	5,582	5,922
Cash and cash equivalents			40,072
Restricted deposits			8,825
Investment in unconsolidated affiliates			24,494
Notes receivable			5,423
Other assets, net			21,274
Total Assets			$847,153

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2021	Residential	Commercial	Total

	(in thousands)
Real estate investments	$692,722	$203,980	$896,702
Accumulated depreciation	(133,100)	(46,055)	(179,155)
Total real estate investments, net	$559,622	$157,925	$717,547
Lease intangible assets, less accumulated amortization	—	6,246	6,246
Cash and cash equivalents			51,507
Restricted deposits			9,149
Investment in unconsolidated affiliates			18,658
Notes receivable			7,457
Other assets, net			10,302
Total Assets			$820,866

NOTE 4 – Restricted deposits and FUNDED reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of June 30,	As of December 31,
	2022	2021

	(in thousands)
Tenant security deposits	$6,077	$5,165
Real estate tax and insurance escrows	892	1,355
Replacement reserves	1,856	1,791
Other funded reserves	—	838
	$8,825	$9,149

NOTE 5 – Investment in unconsolidated affiliates

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	June 30, 2022	December 31, 2021
Banner Building	2007	66.67%	$(602)	$60
Grand Forks INREIT, LLC	2003	50%	2,713	2,493
SE Savage, LLC	2019	60%	2,059	2,946
SE Maple Grove, LLC	2019	60%	1,955	2,823
SE Rogers, LLC	2020	60%	2,921	2,986
ST Oak Cliff, LLC	2021	70%	9,230	4,324
SE Brooklyn Park, LLC	2021	60%	3,005	3,026
SE Fossil Creek, LLC	2022	70%	3,213	-
			$24,494	$18,658

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Operating Partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2022 and December 31, 2021 of $6,994 and $6,329, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns 50% interest as tenant in common through 100% ownership in a limited liability company.  The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at June 30, 2022 and December 31, 2021 of $9,669 and $9,794, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The property is encumbered by a first mortgage with a balance of $30,932 at June 30, 2022. The Trust is jointly and severally liable for the full mortgage balance. At December 31, 2021, the property was encumbered by a first mortgage $26,210, and a second mortgage to Sterling Properties, LLLP of $6,129. Additionally, at June 30, 2022, SE Savage, LLC has an outstanding  Promissory Note with Sterling Properties, LLLP, for $1,397, and is an unsecured obligation of SE Savage, LLC. The note is considered to be additional at-risk funds to the Operating Partnership, in SE Savage, LLC, and is included in Notes Receivable on the Consolidated Balance Sheet at June 30, 2022.

The Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is encumbered by a first mortgage with a balance at both June 30, 2022 and December 31, 2021 of $24,788.  The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at June 30, 2022 and December 31, 2021 of $3,514 and $727, respectively.

The Operating Partnership owns a 60% interest in a limited liability company that is currently developing a multifamily property. The LLC holds land located in Rogers, Minnesota, with total assets of $31,415 and $22,847 at June 30, 2022 and December 31, 2021, respectively.  The entity encumbered by a first mortgage has a balance of $24,744 and $15,688 at June 30, 2022 and December 31, 2021, respectively. The Company is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of June 30, 2022 and December 31, 2021,  the Operating Partnership has contributed $9,299 and $4,361, respectively, in cash to the entity. The entity holds land located in Dallas, Texas with total assets of $23,634 and $7,394 at June 30, 2022 and December 31, 2021, respectively. The entity is encumbered by a construction mortgage with a balance of $5,798 at June 30, 2022. There was no balance outstanding related to the construction mortgage at December 31, 2021. The Company is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company, with an unrelated third party. The entity is currently developing a multifamily property. As of both June 30, 2022 and December 31, 2021, the Operating Partnership has contributed $3,042 in cash to the LLC. The entity is located in Brooklyn Park, Minnesota, with total assets of $21,116 and $5,478 at June 30, 2022 and December 31, 2021, respectively. The entity is encumbered by a first mortgage that has a balance of $13,763 at June 30, 2022.  There was no balance outstanding related to the first mortgage at December 31, 2021. The Company is jointly and severally liable for the full mortgage balance.

During the second quarter of 2022, the Operating Partnership entered into a joint venture arrangement. Through the joint venture, the Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of June 30, 2022, the Operating Partnership has contributed $3,221 in cash to the entity. The entity holds land located in Fort Worth, Texas with total assets of $5,012 at June 30, 2022.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021

	(in thousands)
ASSETS
Real estate investments	$181,093	$134,839
Accumulated depreciation	(13,847)	(10,940)
	167,246	123,899
Cash and cash equivalents	1,255	1,131
Restricted deposits	626	650
Intangible assets, less accumulated amortization	295	41
Other assets, net	715	909
Total Assets	$170,137	$126,630

LIABILITIES
Mortgage notes payable, net	$119,994	$87,996
Tenant security deposits payable	167	108
Accrued expenses and other liabilities	11,111	8,029
Total Liabilities	$131,272	$96,133
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$38,865	$30,497

Total liabilities and shareholders' equity	$170,137	$126,630

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of results of operations of the unconsolidated affiliates for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Income from rental operations	$2,076	$933	$3,806	$1,813
Expenses from rental operations	682	348	1,494	582
Net operating income	$1,394	$585	$2,312	$1,231
Depreciation and Amortization	1,187	266	3,014	513
Interest	665	464	1,677	881
Other expense	-	-	11	—
Net loss	$(458)	$(145)	$(2,390)	$(163)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2022	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,393	$(10,517)	$4,876
Above-market leases	2,466	(1,420)	1,046
	$17,859	$(11,937)	$5,922
Lease Intangible Liabilities
Below-market leases	$(2,417)	$1,693	$(724)

	Lease	Accumulated	Lease
As of December 31, 2021	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,455	$(10,381)	$5,074
Above-market leases	2,617	(1,445)	1,172
	$18,072	$(11,826)	$6,246
Lease Intangible Liabilities
Below-market leases	$(2,525)	$1,714	$(811)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2022 (July 1, 2022 - December 31, 2022)	$785	$77
2023	827	151
2024	827	151
2025	827	151
2026	676	80
Thereafter	1,980	114
	$5,922	$724

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires in September 2022; and a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2022. The lines of credit are secured by specific properties. At June 30, 2022, the Bremer line of credit secured two letters of credit totaling $67, leaving $9,848 available and unused under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. The Trust anticipates renewing the lines of credit expiring in the next 12 months to continue to hold it as a cash resource to the Trust. There were no balances outstanding on either line as of June 30, 2022 or December 31, 2021.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	June 30,	December 31,
	2022	2021

	(in thousands)
Fixed rate mortgage notes payable (a)	$502,214	$490,413
Variable rate mortgage notes payable	5,137	5,237
Mortgage notes payable	507,351	495,650
Less unamortized debt issuance costs	2,372	2,508
	$504,979	$493,142
(a)	Includes $107,392 and $108,734 of variable rate mortgage debt that was swapped to a fixed rate at June 30, 2022 and December 31, 2021, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2022 (July 1, 2022 - December 31, 2022)	$13,297
2023	52,783
2024	22,359
2025	52,818
2026	45,220
Thereafter	320,874
Total payments	$507,351

NOTE 9 – DERIVATIVES AND HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we have used derivative instruments to manage our exposure to interest rate movements and add stability to interest expense. Interest rate swaps designated as cash flow hedges involve

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

the receipt of variable rate amounts from a counterparty. In exchange, the Trust makes fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

As of June 30, 2022, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. Over the next twelve months, the Trust estimates that an additional $1,137 will be reclassified as an increase to interest expense.

The following table summarizes the Trust’s interest rate swaps as of June 30, 2022, which effectively convert one month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,678	3.15%	November 1, 2029
November 1, 2019	$4,642	3.28%	November 1, 2029
January 10, 2020	$3,022	3.39%	January 10, 2030
June 11, 2020	$1,513	3.07%	June 15, 2030
June 11, 2020	$2,932	3.07%	June 15, 2030
June 15, 2020	$1,639	2.94%	June 15, 2030
June 15, 2020	$4,337	2.94%	June 15, 2030
July 1, 2020	$4,798	2.79%	June 10, 2030
December 2, 2020	$12,539	2.91%	December 2, 2027
July 1, 2021	$26,010	2.99%	July 1, 2031
November 10, 2021	$28,326	3.54%	August 1, 2029
December 1, 2021	$10,956	3.32%	December 1, 2031

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Interest rate swaps	12	12	$107,392	$108,734

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	June 30, 2022		December 31, 2021
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$9,389	Other assets, net	$698
Interest rate swaps	Accrued expenses and other liabilities	$—	Accrued expenses and other liabilities	$1,648

The carrying amounts of the swaps have been adjusted to their fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting an asset and liability for the fair value of the future net payments forecasted under the swap.  Accounting for interest rate swaps is considered an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the three months ended June 30, 2022 and 2021:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2022		2022
Interest rate swaps	$(3,814)	Interest expense	$257
	2021		2021
Interest rate swaps	$845	Interest expense	$119

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the six months ended June 30, 2022 and 2021:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2022		2022
Interest rate swaps	$(10,339)	Interest expense	$618
	2021		2021
Interest rate swaps	$(1,539)	Interest expense	$234

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of  June 30, 2022, the termination value of derivatives in an asset position was $9,839. As of  June 30, 2022, the Trust has pledged the properties related to the loans which are hedged as collateral.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2022		December 31, 2021
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$5,423	$6,388	$7,457	$9,840
Derivative assets	$9,389	$9,389	$698	$698

Financial liabilities:
Mortgage notes payable	$507,351	$505,128	$495,650	$508,285
Derivative liabilities	$—	$—	$1,648	$1,648

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2022
Derivative assets	$—	$9,389	$—	$9,389

December 31, 2021
Derivative assets	$—	$698	$—	$698
Derivative liabilities	$—	$1,648	$—	$1,648

Derivatives:  The fair value of interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of the derivative.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2022
Mortgage notes payable	$—	$—	$505,128	$505,128
Notes receivable	$—	$—	$6,388	$6,388
December 31, 2021
Mortgage notes payable	$—	$—	$508,285	$508,285
Notes receivable	$—	$—	$9,840	$9,840

Mortgage notes payable: The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 4.10% to 4.35% and from 3.25% to 3.35% at June 30, 2022 and December 31, 2021, respectively.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 7.25% and ranged from 3.25% to 3.35% at June 30, 2022 and December 31, 2021, respectively.

NOTE 11 – LEASES

As of June 30, 2022, we derived 83.9% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of June 30, 2022, we derived 16.1% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

real estate taxes, and reimbursements are included within “real estate rental income” along with the associated base rent in the accompanying consolidated financial statements.

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended June 30, 2022
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$27,436	$4,115	$31,551
Lease income related to variable lease payments	—	1,111	1,111
Other (a)	(192)	68	(124)
Lease Income (b)	$27,244	$5,294	$32,538

	Three months ended June 30, 2021
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$25,141	$4,270	$29,411
Lease income related to variable lease payments	—	1,200	1,200
Other (a)	(214)	(43)	(257)
Lease Income (b)	$24,927	$5,427	$30,354

(a)	For the three months ended June 30, 2022 and 2021, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended June 30, 2022 and 2021 of $1,279 and $1,570, respectively, which is accounted for under the revenue recognition standard.

	Six months ended June 30, 2022
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$53,934	$8,182	$62,116
Lease income related to variable lease payments	—	2,288	2,288
Other (a)	(361)	163	(198)
Lease Income (b)	$53,573	$10,633	$64,206

	Six months ended June 30, 2021
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$49,975	$8,652	$58,627
Lease income related to variable lease payments	—	2,294	2,294
Other (c)	(350)	251	(99)
Lease Income (d)	$49,625	$11,197	$60,822

(a)	For the six months ended June 30, 2022 and 2021, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the six months ended June 30, 2022 and 2021 of $2,528 and $2,861, respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of June 30, 2022, non-cancelable commercial operating leases provide for future minimum rental income as follows. Residential leases are not included, as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2022 (July 1, 2022- December 31, 2022)	$8,908
2023	15,698
2024	15,040
2025	14,774
2026	13,528
Thereafter	57,273
$125,221

NOTE 12 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Alloy Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Alloy Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Alloy Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Mr. Kenneth P. Regan, by Trustee Mr. James S. Wieland, and by President Joel S. Thomsen. In addition, Mr. Regan serves as the Executive Chairman of the Advisor, and Messrs. Wieland, and Thomsen serve on the Board of Governors of both the Advisor and GOLDMARK Property Management, Inc.

Sterling Management, LLC (the “Advisor”), is a North Dakota limited liability company formed in November 2002. The Advisor is responsible for managing day-to-day affairs, overseeing capital projects, and identifying, acquiring, and disposing investments on behalf of the trust.

GOLDMARK Property Management, Inc., is a North Dakota corporation formed in 1981. GOLDMARK Property Management, Inc. performs property management services for the Trust.

We have a historical and ongoing relationship with Bell Bank. Bell Bank has provided the Trust certain financial services throughout the relationship. Mr. Wieland, a Trustee, also serves as a Board Member of Bell Bank. Mr. Wieland could have an indirect material interest in any such engagement and related transactions.

The Trust has a historical and ongoing relationship with Trumont Group and Trumont Construction. Trumont Group provides development services for current joint venture projects in which the Operating Partnership is an investor. Trumont Construction has been engaged to construct the properties associated with these joint ventures. Mr. Regan, Chief Executive Officer and trustee, is a partner in both Trumont Group and Trumont Construction and has a direct material interest in any engagement or related transaction, the Trust enters into, with these entities.

Property Management Fees

During the six months ended June 30, 2022 and 2021, we paid property management and administrative fees to GOLDMARK Property Management, Inc. of $6,879, and $6,226, respectively. Management fees which approximate 5% of net collected rents, account for $2,714 and $2,645 of these fees during the six months ended June 30, 2022 and 2021. In addition, during the six months ended June 30, 2022 and 2021, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $3,523 and $2,973, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The Advisor may receive fees related to management of the Trust, acquiring, disposing, or developing real estate property, project management fees, and financing fees related to lending relationships, under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 24, 2022, and is effective until March 31, 2023.

The below table summarizes the fees incurred to our Advisor.

	Six Months ended June 30,
	2022	2021

	(in thousands)
Fee:
Advisory	$1,807	$1,623
Acquisition	$876	$135
Disposition	$226	$146
Financing	$47	$69
Project Management	$253	$283

The below table summarizes the fees payable to our Advisor.

	Payable at
	June 30,	December 31,
	2022	2021

	(in thousands)
Fee:
Advisory	$608	$296
Acquisition	$265	$-
Financing	$17	$38
Development	$-	$79
Project Management	$-	$98

Operating Partnership Units Issued in Connection with Acquisitions

During the six months ended June 30, 2022, 443,000 Operating Partnership units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $10,180.

During the six months ended June 30, 2021, there were no Operating Partnership units issued directly or indirectly, to affiliated entities.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Commissions

During the six months ended June 30, 2022 and 2021, we incurred real estate commissions of $342 and $278, respectively, to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of June 30, 2022 total commissions payable to Goldmark Commercial Real Estate was $53. As of December 30, 2021, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

During the six months ended June 30, 2022 and 2021, we incurred real estate commissions of $260 and $-, respectively, to GOLDMARK Property Management. As of June 30, 2022 total commissions payable to Goldmark Property Management was $53. As of December 30, 2021, there were no unpaid commissions to GOLDMARK Property Management.

Rental Income

During the six months ended June 30, 2022 and 2021, we received rental income of $64 and $47, respectively, under an operating lease agreement with our Advisor.

During the six months ended June 30, 2022 and 2021, we received rental income of $- and $19, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate, Inc.

During the six months ended June 30, 2022 and 2021, we received rental income of $132 and $154, respectively, under operating lease agreements with GOLDMARK Property Management, Inc.

During the six months ended June 30, 2022 and 2021, we received rental income of $422 and $240, respectively, under operating lease agreements with Bell Bank.

Other operational costs

During the six months ended June 30, 2022 and 2021, the Trust incurred $253 and $273, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. At June 30, 2022 and December 31, 2021, operational outstanding liabilities were $84 and $99, respectively.

Other operational receipts

At June 30, 2022 and December 31, 2021, operational outstanding receivables from related parties were $29 and $128, respectively.

Debt Financing

At June 30, 2022 and December 31, 2021, the Trust had $65,248 and $66,365, respectively, of outstanding principal on loans entered into with Bell Bank. During the six months ended June 30, 2022 and 2021, the Trust incurred interest expense on debt held with Bell Bank of $1,238 and $1,224, respectively. Accrued interest as of June 30, 2022 and December 31, 2021, related to this debt was $138 and $148, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Development Arrangements

During the six months ended June 30, 2022, the Trust incurred $409 in development fees to Trumont Group. No such fees were paid during the six months ended June 30, 2021. At June 30, 2022 and December 31, 2021, the Trust owed $103 and $51, respectively, for development fees to Trumont Group.

During the six months ended June 30, 2022, the Trust incurred $429 in construction fees to Trumont Construction. No such fees were paid during the six months ended June 30, 2021. At June 30, 2022 and December 31, 2021, the Trust owed $103 and $29, respectively for construction fees to Trumont Construction.

During the six months ended June 30, 2022, the Trust incurred $204 in general construction costs to Trumont Construction. No such fees were paid during the six months ended June 30, 2022. At June 30, 2022 and December 31, 2021, the Trust owed $56 and $14, respectively, for general construction costs.

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

NOTE 14 – DISPOSITIONS

During the six months ended June 30, 2022, the Operating Partnership disposed of two properties. One property located in Savage, Minnesota was disposed of for $2,700 with a recognized gain of $1,328. The other property located in Moorhead, Minnesota was disposed of for $6,400 with a recognized gain of $2,012. During the six months ended June 30, 2021, the Operating Partnership disposed of two properties for a total of $5,850 and recognized gain of $1,710.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 15 – ACQUISITIONS

The Trust had five acquisitions during the six months ended June 30, 2022.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Acquisition Cost
2/28/22	Deer Park	Hutchinson, MN	Apartment Complex	138 units	$15,073
5/31/22	Desoto Estates	Grand Forks, ND	Apartment Complex	68 units	5,863
5/31/22	Desoto Townhomes	Grand Forks, ND	Townhomes	24 units	3,226
5/31/22	Desoto Apartments	East Grand Forks, MN	Apartment Complex	24 units	1,230
6/10/22	Diamond Bend	Mandan, ND	Apartment Complex	78 units	10,919

					$36,311

Total consideration given for acquisitions through June 30, 2022 was completed through issuing approximately 443,000 limited partnership units of the Operating Partnership valued at $23.00 per unit for an aggregate consideration of approximately $10,180. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance. In 2022, cash flows were reclassified to updated presentation resulting prior period to be updated to align with reclassification. The following table summarizes the acquisition date fair values, before pro-rations, the Company recorded in conjunction with the acquisitions discussed above:

	Six months ended
	June 30,
	2022	2021
Real estate investment acquired	$35,953	$39,344
Acquired lease intangible assets	619	-
Assumed Assets	3	23
Total Assets Acquired	$36,575	$39,367
Other liabilities	(264)	(569)
Net assets acquired	36,311	38,798
Equity/limited partnership unit consideration	(10,180)	(2,883)
Net cash consideration	$26,131	$35,915

NOTE 16 - SUBSEQUENT EVENTS

On July 15, 2022, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on June 30, 2022.

As of June 30, 2022, we had certain acquisitions and dispositions in process. Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

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

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT consist of real estate assets and that 75% of its gross income be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 185 properties containing 10,996 apartment units and approximately 1,612,000 square feet of leasable commercial space as of June 30, 2022. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $741,143, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on evaluation, there were no impairment losses during the six months ended June 30, 2022 and 2021.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six months ended June 30, 2022 included elsewhere in this report.

Principal Business Activity

Sterling currently owns directly and indirectly 185 properties. The Trust’s 141 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 44 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 76.5% residential and 23.5% commercial (based on cost) and total $741,143 in real estate investments at June 30, 2022. Sterling’s current acquisition strategy and primary focus is on multifamily apartment properties.  We currently have no plans to actively market our existing commercial properties for sale. We will consider unsolicited offers for purchase of non-multifamily properties on a case-by-case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	120	7,129
	Minnesota	16	3,064
	Missouri	1	164
	Nebraska	4	639
		141	10,996

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	11	633,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		44	1,607,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $1,894 or 5.9% for the three months ended June 30, 2022, compared to the same three month period in 2021.
●	Increased revenues from rental operations by $3,051 or 4.8% for the six months ended June 30, 2022, compared to same six month period in 2021.
●	Acquired five residential properties during the six months ended June 30, 2022.
●	Disposed of one residential and one commercial property during the six months ended June 30, 2022.
●	Declared dividends aggregating $0.5750 per common share for the six months ended June 30, 2022.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

	Three months ended June 30, 2022			Three months ended June 30, 2021
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$28,502	$5,315	$33,817	$26,230	$5,693	$31,923
Real Estate Expenses
Real Estate Taxes	2,964	674	3,638	2,702	688	3,390
Property Management	3,506	154	3,660	3,197	315	3,512
Utilities	2,565	258	2,823	2,074	219	2,293
Repairs and Maintenance	5,314	435	5,749	4,615	442	5,057
Insurance	897	28	925	775	27	802
Total Real Estate Expenses	15,246	1,549	16,795	13,363	1,691	15,054
Net Operating Income	$13,256	$3,766	17,022	$12,867	$4,002	16,869
Interest			4,954			4,302
Depreciation and amortization			5,963			5,756
Administration of REIT			1,400			1,059
Other income			(2,402)			(2,526)
Net Income			$7,107			$8,278

Net Income Attributed to:
Noncontrolling Interest			$4,539			$5,315
Sterling Real Estate Trust			$2,568			$2,963
Dividends per share (1)			$0.2650			$0.2647
Earnings per share			$0.24			$0.29
Weighted average number of common shares			10,564			10,085

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $33,817 for the three months ended June 30, 2022 increased $1,894 or 5.9% in comparison to the same period in 2021. Residential property revenues increased $2,272 and commercial property revenues decreased $378.

The following table illustrates occupancy percentages for the three month periods indicated:

	June 30,	June 30,
	2022	2021
Residential occupancy	94.2%	93.1%
Commercial occupancy	81.6%	82.2%

Residential revenues for the three months ended June 30, 2022 increased $2,272 or 8.7% in comparison to the same period for 2021. Residential properties acquired since January 1, 2021 contributed approximately $1,725 to the increase in total residential revenues in the three months ended June 30, 2022. Further, increased lease renewals, resulting in decreased rental incentives contributed to the rental income increase as well as increased rent charges at our stabilized properties. Residential revenues comprised 84.3% of total revenues for the three months ended June 30, 2022 compared to 82.2% of total revenues for the three months ended June 30, 2021.

For the three months ended June 30, 2022 total commercial revenues decreased $378 or 6.6% in comparison to the same period for 2021. Increased vacancy in the Minneapolis market accounts for $349 of decreased commercial revenue. Furthermore, the dispositions of two commercial properties account for $47 of the decreased revenues during the three months ended June 30, 2022. Commercial revenues comprised 15.7% of the total revenues for the three months ended June 30, 2022 compared to 17.8% of total revenues for the three months ended June 30, 2021.

Expenses

Residential expenses from operations of $15,246 during the three months ended June 30, 2022 increased $1,883 or 14.1% in comparison to the same period in 2021.  The increase was attributed to increased project and upgrades expense of $699 or 15.1%. The increase is also attributed to increased real estate taxes of $262 or 9.7%, and utility expense of $491 or 12.0%, mainly attributed to properties acquired after January 2021. Properties acquired after January 1, 2021, account for $213 of the property management fees increase during the six months ended June 30, 2021. Actual property management fees continue to approximate 5% of net collected rents.

Commercial expenses from operations of $1,549 during the three months ended June 30, 2022 decreased $142 or 8.4% in comparison to the same period in 2021. The decrease was attributed to decreased property management expense of $161 or 51.1%. Furthermore, utility expense increased $39 or 17.8%.

Interest expense of $4,954 during the three months ended June 30, 2022 increased $652 or 15.2% in comparison to the same period in 2021. Interest expense related to financing activities increased by $585 during the three months ended June 30, 2022 as compared to the same period in 2021. The primary reason for increased interest expense on debt is due to increased mortgage balance on the portfolio as a whole. Furthermore, due to increased mortgage balance on the portfolio there has been an increase in the capitalization of debt issuance costs resulting in an increase in interest expense related to debt issuance of $30 for the three months ended June 30, 2022. During the three months ended June 30, 2022, interest expense was 14.6% of total revenues.

Depreciation and amortization expense of $5,963 during the three months ended June 30, 2022 increased $207 or 3.6% in comparison to the same period in 2021. Properties acquired since January 1, 2021 contributed approximately $526 to the increase in depreciation expense during the three months ended June 30, 2022. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended June 30, 2022 and 2021 was 17.6% and 18.0%, respectively.

REIT administration expenses of $1,400 during the three months ended June 30, 2022 increased $341 or 32.2% in comparison to the same period in 2021, due to an increase of REIT advisory fees paid.

Other income of $2,402 during the three months ended June 30, 2022 decreased $124 or 4.9% in comparison to the same period in 2021. The decrease is primarily related to the decrease of $165 on gains on involuntary conversion recognized during the three months ended June 30, 2022 compared to the same period in 2021. This type of other income is reported when insurance proceeds are received related to property incidents requiring insurance claims to be filed. Other income will vary year to year, based on insurance claim activity. Realized gains of $2,012 on the sale of one residential property during the three months ended June 30, 2022 is offset by the realized gains of $1,710 on the sale of one residential property and one retail property during the same period in 2021.

Results of Operations for the Six Months Ended June 30, 2022

	Six months ended June 30, 2022			Six months ended June 30, 2021
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$55,997	$10,737	$66,734	$52,190	$11,493	$63,683
Real Estate Expenses
Real Estate Taxes	5,810	1,325	7,135	5,282	1,352	6,634
Property Management	6,947	357	7,304	6,289	504	6,793
Utilities	5,974	618	6,592	4,658	459	5,117
Repairs and Maintenance	11,288	869	12,157	9,444	824	10,268
Insurance	1,734	59	1,793	1,538	56	1,594
Total Real Estate Expenses	31,753	3,228	34,981	27,211	3,195	30,406
Net Operating Income	$24,244	$7,509	31,753	$24,979	$8,298	33,277
Interest			9,800			8,589
Depreciation and amortization			11,745			11,083
Administration of REIT			2,617			2,260
Other income			(2,905)			(2,769)
Net Income			$10,496			$14,114

Net Income Attributed to:
Noncontrolling Interest			$6,714			$9,099
Sterling Real Estate Trust			$3,782			$5,015
Dividends per share (1)			$0.5750			$0.5300
Earnings per share			$0.3600			$0.5000
Weighted average number of common shares			10,515			10,034
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $66,734 for the six months ended June 30, 2022 increased $3,051 or 4.8% in comparison to the same period in 2021. Residential property revenues increased $3,807 and commercial property revenues decreased $756, from the prior year’s comparable six month period.

The following table illustrates occupancy percentages for the six month periods indicated:

	June 30,	June 30,
	2022	2021
Residential occupancy	94.1%	93.9%
Commercial occupancy	81.6%	82.2%

Residential revenues for the six months ended June 30, 2022 increased $3,807 or 7.3% in comparison to the same period for 2021. Residential properties acquired since January 1, 2021 contributed approximately $3,247 to the increase in total residential revenues in the six months ended June 30, 2022. Increased lease renewals, resulting in decreased rental incentives contributed to the rental income increase, as well as increased rent charges at the stabilized properties. Residential revenues comprised 83.9% of total revenues for the six months ended June 30, 2022 compared to 82.0% of total revenues for the six months ended June 30, 2021. The vacancy decrease coincides with an increase in residential occupancy rates of 0.2% for the six months ended June 30, 2022.

For the six months ended June 30, 2022, total commercial revenues decreased $756 or 6.6% in comparison to the same period for 2021. The decrease was primarily attributed to increased vacancy in the Minneapolis market for $531. The disposition of one commercial property accounts for $31 of the decrease to commercial revenues during the six months ended June 30, 2022. Commercial revenues comprised 16.1% of the total revenues for the six months ended June 30, 2022 compared to 18.0% of total revenues for the six months ended June 30, 2021.

Expenses

Residential expenses from operations of $31,753 during the six months ended June 30, 2022 increased $4,542 or 16.7% in comparison to the same period in 2021. The increase was attributed to increased project and upgrades expense of $496 or 28.32%. The increase is also attributed to increased real estate taxes of $528 or 10.0%. Properties acquired since January 1, 2021 contributed $344 to the overall increase in real estate taxes. Further, the increase is attributed to increased utility expense of $1,316 or 28.3%, mainly in the Minneapolis, Minnesota and Fargo, North Dakota market.

Commercial expenses from operations of $3,228 during the six months ended June 30, 2022 increased $33 or 1.0% in comparison to the same period in 2021. During the six months ended June 30, 2022 property management fees decreased by $147 or 29.2%. This was related to increased advertising and marketing expenses in an office building located in Minneapolis, Minnesota in efforts to lease up vacant space in 2021.

Interest expense of $9,800 during the six months ended June 30, 2022 increased $1,211 or 14.1% in comparison to the same period in 2021. Capitalized interest expense related to construction in progress decreased $92 during  the six months ended June 30, 2022, compared to the same period in 2021. Interest expense related to financing activities increased by $995 during the six months ended June 30, 2022 as compared to the same period in 2021. The primary reason for the increase in interest expense related to debt is due to the increase of mortgage principle of the Trust’s debt portfolio. During the six months ended June 30, 2022, interest expense was 14.7% of total revenues

Depreciation and amortization expense of $11,745 for the six months ended June 30, 2022 increased $662 or 6.0% in comparison to the same period in 2021. Properties acquired since January 1, 2021, contributed approximately $607 to the increase in depreciation expense. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the six months ended June 30, 2022 and 2021 was relatively consistent at 17.6% and 17.4%, respectively.

REIT administration expenses of $2,617 for the six months ended June 30, 2022 increased $357 or 15.8% in comparison to the same period in 2021. The increase is attributed to an increase of REIT advisory fees paid during the year 2022 as compared to 2021.

Other income of $2,905 for the six months ended June 30, 2022 increased $136 or 4.9% in comparison to the same period in 2021. The increase is attributed to realized gains on sale of $1,630 as compared to prior year. This is offset by the decrease in gain from involuntary conversion of $140 and a decrease in equity in affiliates of $1,309, caused by depreciation expense related to two developments being put into service.

Construction in Progress and Development Projects

The Trust capitalizes direct and certain indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest, and financing costs cease, and all project-related costs included in construction in process are reclassified to land and building and other improvements.

Construction in progress as of June 30, 2022, consists primarily of construction at residential properties located in North Dakota and Minnesota. Prairiewood Meadows located in Fargo, North Dakota consists of the re-development of one building due to a fire and a water main break, and includes a new club house for residents, parking lot additions and repairs and replacement of windows and patio doors on the other two buildings. The re-development of one building is substantially complete and is pending final invoices to be received. The parking lot and clubhouse will remain in construction phase throughout the third quarter of 2022. The current budget for this property is $3,884 of which $2,738 has been incurred and accrued for in construction in progress. Southview Village, a complex of buildings located in Fargo, is undergoing two projects to replace the existing wood siding with new metal siding on two of the buildings on the property. The combined budget for the two projects totals $226 and as of second quarter 2022, $130 has been incurred with expected completion in quarter three of 2022. Georgetown-on-the-River, located in Minneapolis, had a fire occur in early January 2022 that caused significant damage to the property. Repairs to the damaged units, that are being tracked in construction-in-progress, now totals $221 with expected completion in the third quarter of 2022 pending final inspections. Remaining construction in progress projects are primarily related to parking lot replacements, roof upgrades, and various property upgrades on multiple residential properties.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and six months ended June 30, 2022 and 2021, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2022		Three months ended June 30, 2021
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,568	10,564	$2,963	10,085

Add back:
Noncontrolling Interest - Operating Partnership Units	4,531	18,633	5,355	18,193
Depreciation & Amortization from continuing operations	5,963		5,756
Pro rata share of unconsolidated affiliate depreciation and amortization	643		152
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(2,012)		(1,710)
Funds from operations applicable to common shares and limited partnership units (FFO)	$11,693	29,197	$12,516	28,278

	Six months ended June 30, 2022		Six months ended June 30, 2021
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$3,782	10,515	$5,015	10,034

Add back:
Noncontrolling Interest - Operating Partnership Units	6,676	18,565	9,108	18,226
Depreciation & Amortization from continuing operations	11,745		11,083
Pro rata share of unconsolidated affiliate depreciation and amortization	1,732		292
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(3,340)		(1,710)
Funds from operations applicable to common shares and limited partnership units (FFO)	$20,595	29,080	$23,788	28,260

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

At June 30, 2022, our unrestricted cash resources consisted of cash and cash equivalents totaling $40,072. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $76,377, which could potentially be used as collateral to secure additional financing in future periods.

The Trust has a $4,915 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires in September 2022; and a $5,000 variable rate (floating LIBOR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2022. The lines of credit are secured by specific properties. At June 30, 2022, the Bremer lines of credit secured two letters of credit totaling $67, leaving $9,848 available and unused under the agreements. The Trust anticipates renewing the line of credit expiring in the next 12 months to continue to hold it as a cash resource to the Trust.

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for the Trust.

During the six months ended June 30, 2022, we did not sell any common shares in a private placement. During the six months ended June 30, 2022, we issued 165,000 and 92,000 common shares for $5,712 under the dividend reinvestment plan, through dividends reinvested and the optional share purchases. During the six months ended June 30, 2021, we did not sell any common shares in a private placement.  During the six months ended June 30, 2021, we issued 177,000 and 106,000 common shares for $5,492, under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the six months ended June 30, 2022, the Trust issued 443,000 limited partnership units of the Operating Partnership valued at $23.00 per unit for an aggregate consideration of approximately $10,180 for the purchase of real estate investments. During the six months ended June 30, 2021, the Trust issued 144,000 limited partnership units of the Operating Partnership valued at $20.00 per unit for an aggregate consideration of approximately $2,883 for the purchase of real estate investments.

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

	Six months ended
	June 30,
	2022	2021

	(in thousands)
Net cash flows provided by operating activities	$15,490	$16,655
Net cash flows used in investing activities	$(29,951)	$(13,812)
Net cash flows provided by (used in) financing activities	$2,702	$(4,611)

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

Net cash provided by operating activities was $15,490 and $16,655 for the six months ended June 30, 2022 and 2021, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $29,951 and $13,812 for the six months ended June 30, 2022 and 2021, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the six months ended June 30, 2022 and 2021, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $31,553 and $21,807, respectively. Proceeds of $733 and $3,109 were received from involuntary conversions during the six months ended June 30, 2022 and 2021, respectively. In addition, proceeds of $6,272 and $5,590 were generated from the sales of real estate investments during the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, cash flows used for investment in unconsolidated affiliates was $7,749 and $2,090, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash provided by financing activities was $2,702 for the six months ended June 30, 2022. During the six months ended June 30, 2022, we paid $12,340 in dividends and distributions, redeemed $1,260 of shares and units, received $23,305 from new mortgage notes payable, and made mortgage principal payments of $8,921. Net cash used in financing activities was $4,611 for the six months ended June 30, 2021. For the six months ended June 30, 2021, we paid $11,559 in dividends and distributions, redeemed $3,550 of shares and units, received $31,162 from new mortgage notes payable, and made mortgage principal payments of $22,408.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2022 to June 30, 2022 totaling $6,044 or $0.5750 per share, of which $2,256 were cash dividends and $3,787 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $15,490 from our cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Six months ended
	June 30,
	2022	2021

	(in thousands)
Cash flows provided by operations (includes net income of $10,496 and $14,114, respectively)	$15,490	$16,655
Distributions in excess of earnings received from unconsolidated affiliates	312	—
Gain on sales of real estate and non-real estate investments	3,340	1,710
Dividends declared	(6,044)	(5,313)
Excess	$13,098	$13,052

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2022, we declared distributions totaling $10,716 to holders of limited partnership units in our Operating Partnership, which we paid on April 15 and July 15, 2022. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the six months ended June 30, 2021, we declared quarterly distributions totaling $9,656 to holders of limited partnership units in our Operating Partnership, which we paid on April 15 and July 15, 2021. Distributions were paid at a rate of $0.2650 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the six months ended June 30, 2022, we paid aggregate dividends of $5,748, which were paid with cash flows provided by operating activities. Our funds from operations, FFO, was $20,595. Therefore, our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2021, we paid aggregate dividends of $5,250 which were paid with cash flows provided by operating activities. Our FFO was $23,788 as of the six months ended June 30, 2021. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the six months ended June 30, 2022, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $107,392 at June 30, 2022. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of June 30, 2022, we had one variable-rate mortgage debt outstanding of $5,137. Additionally, the Trust had $107,392 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. We estimate that an increase in 30-day LIBOR of 100 basis points with constant risk spreads would result in our net income being reduced by approximately $51 on an annual basis. We estimate that a decrease in 30-day LIBOR of 100 basis points would increase the amount of net income by a similar amount. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operation, or cash flows.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three and six months ended June 30, 2022.

Other Sales

During the three and six months ended June 30, 2022, we did not issue any common shares in exchange for limited partnership units of the Operating Partnership on a one-for-one basis pursuant to redemption requests made by accredited investors under Section 4 (a) (2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended June 30, 2022 (in thousands, except share and per share data):

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
April 1-30, 2022	11,000	6,000	$21.85	1,479,000	1,134,000	$15,643
May 1-31, 2022	7,000	—	$21.85	1,486,000	1,134,000	$15,501
June 1-30, 2022	—	—	$21.85	1,486,000	1,134,000	$15,501
Total	18,000	6,000

For the three months ended June 30, 2022, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended June 30, 2022, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective January 1, 2022, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $55,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of June 30, 2022, was $15,501. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Title of Document
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002

3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014

3.3	Amended and Restated Bylaws dated June 2, 2020

4.1	Declaration of Trust Sterling Real Estate Trust dated July 21, 2004

4.2	Addendum to Declaration of Trust dated July 25, 2007

4.3	Sterling Third Amended and Restated Declaration of Trust dated March 27, 2014

4.4	Sterling Third Amended and Restated Declaration of Trust dated June 23, 2016

4.5	First Amended and Restated Declaration of Trust dated February 9, 2011

4.6	Amendment No. 1 to First Amended and Restated Declaration of Trust dated August 1, 2014

4.7	Amended and Restated Share Redemption Plan effective January 1, 2021

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

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

Dated:August 10, 2022

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Damon K. Gleave
Damon K. Gleave
Chief Financial Officer
(Principal Financial Officer)