Form 10-Q
period 2022-09-30
Sterling Real Estate Trust
filed 2022-11-09
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2022
Common Shares of Beneficial Interest, $0.01 par value per share	10,811,038

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, 2022 (UNAUDITED) and December 31, 2021

	September 30,	December 31,
	2022	2021

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$125,408	$125,338
Building and improvements	789,974	763,003
Construction in progress	6,277	8,361
Real estate investments	921,659	896,702
Less accumulated depreciation	(191,016)	(179,155)
Real estate investments, net	730,643	717,547
Cash and cash equivalents	20,464	51,507
Restricted deposits	9,267	9,149
Investment in securities	42,062	—
Investment in unconsolidated affiliates	26,176	18,658
Notes receivable	7,749	7,457
Lease intangible assets, less accumulated amortization	5,556	6,246
Other assets, net	25,868	10,302

Total Assets	$867,785	$820,866

LIABILITIES
Mortgage notes payable, net	$511,990	$493,142
Dividends payable	8,451	7,567
Tenant security deposits payable	6,305	5,225
Lease intangible liabilities, less accumulated amortization	684	811
Accrued expenses and other liabilities	14,778	18,604
Total Liabilities	542,208	525,349

COMMITMENTS and CONTINGENCIES - Note 13

SHAREHOLDERS' EQUITY
Beneficial interest	122,821	116,856
Noncontrolling interest
Operating partnership	185,758	176,954
Partially owned properties	2,642	2,657
Accumulated other comprehensive income (loss)	14,356	(950)
Total Shareholders' Equity	325,577	295,517

	$867,785	$820,866

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED September 30, 2022 and 2021 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$34,531	$33,053	$101,264	$96,736
Expenses
Expenses from rental operations
Operating expenses	14,363	14,184	42,209	37,956
Real estate taxes	3,565	3,489	10,700	10,123
Depreciation and amortization	6,120	5,551	17,865	16,634
Interest	5,081	4,671	14,882	13,261
	29,129	27,895	85,656	77,974
Administration of REIT	1,471	1,007	4,087	3,267
Total expenses	30,600	28,902	89,743	81,241
Income from operations	3,931	4,151	11,521	15,495

Other income
Equity in losses of unconsolidated affiliates	(499)	(67)	(1,923)	(183)
Other income	271	1,085	714	1,574
Gain on sale or conversion of real estate investments	6,557	—	9,897	1,710
Gain on involuntary conversion	56	549	603	1,236
Total other income	6,385	1,567	9,291	4,337
Net income	$10,316	$5,718	$20,812	$19,832
Net income attributable to noncontrolling interest:
Operating partnership	6,601	3,753	13,277	12,861
Partially owned properties	(53)	(139)	(15)	(148)
Net income attributable to Sterling Real Estate Trust	$3,768	$2,104	$7,550	$7,119

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.35	$0.21	$0.71	$0.71

Comprehensive income:
Net income	$10,316	$5,718	$20,812	$19,832
Other comprehensive gain (loss) - change in fair value of interest rate swaps	4,967	(66)	15,306	1,473
Comprehensive income	15,283	5,652	36,118	21,305
Comprehensive income attributable to noncontrolling interest	9,707	3,571	23,021	13,661
Comprehensive income attributable to Sterling Real Estate Trust	$5,576	$2,081	$13,097	$7,644

Weighted average Common Shares outstanding, basic and diluted	10,685	10,215	10,572	10,095

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED September 30, 2022 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2021	10,342	$ 148,562	($ 31,706)	$ 116,856	$ 176,954	$ 2,657	($ 950)	$ 295,517
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	10,180	-	-	10,180
Shares/units redeemed	(18)	(401)	-	(401)	(335)	-	-	(736)
Dividends and distributions declared	-	-	(3,007)	(3,007)	(5,359)	-	-	(8,366)
Dividends reinvested - stock dividend	79	1,716	-	1,716	-	-	-	1,716
Issuance of shares under optional purchase plan	57	1,313	-	1,313	-	-	-	1,313
Change in fair value of interest rate swaps	-	-	-	-	-	-	6,524	6,524
Net income	-	-	1,214	1,214	2,145	30	-	3,389
BALANCE AT MARCH 31, 2022	10,460	$ 151,190	($ 33,499)	$ 117,691	$ 183,585	$ 2,687	$ 5,574	$ 309,537
Shares/units redeemed	(18)	(386)	-	(386)	(138)	-	-	(524)
Dividends and distributions declared	-	-	(3,037)	(3,037)	(5,357)	-	-	(8,394)
Dividends reinvested - stock dividend	86	1,877	-	1,877	-	-	-	1,877
Issuance of shares under optional purchase plan	35	806	-	806	-	-	-	806
Change in fair value of interest rate swaps	-	-	-	-	-	-	3,815	3,815
Net income	-	-	2,568	2,568	4,531	8	-	7,107
BALANCE AT JUNE 30, 2022	10,563	$ 153,487	($ 33,968)	$ 119,519	$ 182,621	$ 2,695	$ 9,389	$ 314,224
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	2,210	-	-	2,210
Shares issued under trustee compensation plan	3	65	-	65	-	-	-	65
Shares/units redeemed	(14)	(310)	-	(310)	(293)	-	-	(603)
Dividends and distributions declared	-	-	(3,070)	(3,070)	(5,381)	-	-	(8,451)
Dividends reinvested - stock dividend	87	1,910	-	1,910	-	-	-	1,910
Issuance of shares under optional purchase plan	41	939	-	939	-	-	-	939
Change in fair value of interest rate swaps	-	-	-	-	-	-	4,967	4,967
Net income	-	-	3,768	3,768	6,601	(53)	-	10,316
BALANCE AT SEPTEMBER 30, 2022	10,680	$ 156,091	($ 33,270)	$ 122,821	$ 185,758	$ 2,642	$ 14,356	$ 325,577

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

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2022 and 2021 (UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
OPERATING ACTIVITIES
Net income	$20,812	$19,832
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	(9,897)	(1,710)
Gain on involuntary conversion	(603)	(1,236)
Change in fair value of securities	(62)	—
Equity in loss of unconsolidated affiliates	1,923	183
Distributions of earnings of unconsolidated affiliates	219	174
Allowance for uncollectible accounts receivable	(164)	502
Depreciation	16,445	15,665
Amortization	1,420	971
Amortization of debt issuance costs	506	402
Effects on operating cash flows due to changes in
Other assets	(1,426)	(1,160)
Tenant security deposits payable	1,080	298
Accrued expenses and other liabilities	(1,496)	(1,081)
NET CASH PROVIDED BY OPERATING ACTIVITIES	28,757	32,840
INVESTING ACTIVITIES
Purchase of securities	(42,000)	-
Purchase of real estate investment properties	(26,365)	(35,893)
Capital expenditures and tenant improvements	(8,251)	(13,629)
Proceeds from sale of real estate investments and non-real estate investments	22,441	5,590
Proceeds from involuntary conversion	1,049	4,095
Investment in unconsolidated affiliates	(10,068)	(5,845)
Distributions in excess of earnings received from unconsolidated affiliates	408	—
Notes receivable issued net of payments received	(292)	(3,430)
NET CASH USED IN INVESTING ACTIVITIES	(63,078)	(49,112)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(305)	(700)
Payments on investment certificates and subordinated debt	—	(25)
Proceeds from issuance of mortgage notes payable and subordinated debt	37,569	71,530
Principal payments on mortgage notes payable	(16,239)	(30,360)
Proceeds from issuance of shares under optional purchase plan	3,058	3,013
Shares/units redeemed	(1,863)	(4,465)
Dividends/distributions paid	(18,824)	(17,309)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,396	21,684
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(30,925)	5,412
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	60,656	27,635
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$29,731	$33,047

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$20,464	$22,168
Restricted deposits	9,267	10,879
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$29,731	$33,047

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED September 30, 2022 and 2021 (UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$14,412	$12,812

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$5,503	$5,108
Dividends declared and not paid	3,070	2,707
UPREIT distributions declared and not paid	5,381	4,836
Shares issued pursuant to trustee compensation plan	65	57
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	12,390	2,883
Increase in land improvements due to increase in special assessments payable	217	204
Unrealized gain on interest rate swaps	15,306	1,473
Acquisition of assets through assumption of debt and liabilities	38,755	569
Capitalized interest and real estate taxes related to construction in progress	68	200

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP” or the “Operating Partnership”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner of Sterling Properties, LLLP, Sterling has management responsibility for all activities of the Operating Partnership. As of September 30, 2022 and December 31, 2021, Sterling owned approximately 36.33% and 36.22%, respectively, of the Operating Partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and nine months ended September 30, 2022. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of September 30, 2022 the Trust owned approximately 36.33% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

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

Sterling may also acquire property using a reverse like-kind exchange structure (a “Reverse 1031  Like-Kind Exchange”) under Section 1031 of the Internal Revenue Code of 1986, as amended, to defer taxable gains on the subsequent sale of real estate property. As such, the acquired property (the “Parked Property”) is in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Sterling retains essentially all of the legal and economic benefits and obligations related to the Parked Property prior to the completion of the Reverse 1031 Like-Kind Exchange. As such, a Parked Property is included in Sterling’s consolidated financial statements as a consolidated VIE until legal title is transferred to the Operating Partnership upon completion of the Reverse 1031 Like-Kind Exchange. Sterling may also dispose of property under Section 1033 (an involuntary conversion) in which case taxable gains are also deferred.

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

September 30, 2022 and 2021 (UNAUDITED)

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

Based on evaluation, there were no impairment losses during the nine months ended September 30, 2022 and 2021.

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

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2022 and December 31, 2021 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2018.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of September 30, 2022 all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the nine months ended September 30, 2022 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the nine months ended September 30, 2022 and 2021, Sterling’s denominators for the basic and diluted earnings per common share were approximately 10,572,000 and 10,095,000, respectively.

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

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2022 and 2021, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended September 30, 2022			Three months ended September 30, 2021

	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$29,226	$5,305	$34,531	$27,838	$5,215	$33,053
Expenses from rental operations	16,211	1,717	17,928	15,352	2,321	17,673
Net operating income	$13,015	$3,588	$16,603	$12,486	$2,894	$15,380
Depreciation and amortization			6,120			5,551
Interest			5,081			4,671
Administration of REIT			1,471			1,007
Other income			(6,385)			(1,567)
Net income			$10,316			$5,718

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$85,222	$16,042	$101,264	$80,028	$16,708	$96,736
Expenses from rental operations	47,964	4,945	52,909	42,564	5,515	48,079
Net operating income	$37,258	$11,097	$48,355	$37,464	$11,193	$48,657
Depreciation and amortization			17,865			16,634
Interest			14,882			13,261
Administration of REIT			4,087			3,267
Other income			(9,291)			(4,337)
Net income			$20,812			$19,832

Segment Assets and Accumulated Depreciation

As of September 30, 2022	Residential	Commercial	Total

	(in thousands)
Real estate investments	$728,010	$193,649	$921,659
Accumulated depreciation	(144,226)	(46,790)	(191,016)
Total real estate investments, net	$583,784	$146,859	$730,643
Lease intangible assets, less accumulated amortization	209	5,347	5,556
Cash and cash equivalents			20,464
Restricted deposits			9,267
Investment in securities			42,062
Investment in unconsolidated affiliates			26,176
Notes receivable			7,749
Other assets, net			25,868
Total Assets			$867,785

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2021	Residential	Commercial	Total

	(in thousands)
Real estate investments	$692,722	$203,980	$896,702
Accumulated depreciation	(133,100)	(46,055)	(179,155)
Total real estate investments, net	$559,622	$157,925	$717,547
Lease intangible assets, less accumulated amortization	—	6,246	6,246
Cash and cash equivalents			51,507
Restricted deposits			9,149
Investment in unconsolidated affiliates			18,658
Notes receivable			7,457
Other assets, net			10,302
Total Assets			$820,866

NOTE 4 – Restricted deposits and FUNDED reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of September 30,	As of December 31,
	2022	2021

	(in thousands)
Tenant security deposits	$6,218	$5,165
Real estate tax and insurance escrows	1,154	1,355
Replacement reserves	1,895	1,791
Other funded reserves	—	838
	$9,267	$9,149

NOTE 5 – Investment in unconsolidated affiliates

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	September 30, 2022	December 31, 2021
Banner Building	2007	66.67%	$(608)	$60
Grand Forks INREIT, LLC	2003	50%	3,635	2,493
SE Savage, LLC	2019	60%	1,892	2,946
SE Maple Grove, LLC	2019	60%	1,859	2,823
SE Rogers, LLC	2020	60%	2,546	2,986
ST Oak Cliff, LLC	2021	70%	9,214	4,324
SE Brooklyn Park, LLC	2021	60%	2,995	3,026
SE Fossil Creek, LLC	2022	70%	4,643	-
			$26,176	$18,658

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Operating Partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2022 and December 31, 2021 of $6,951 and $6,329, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns 50% interest as tenant in common through 100% ownership in a limited liability company.  The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2022 and December 31, 2021 of $9,606 and $9,794, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The property is encumbered by a first mortgage with a balance of $30,829 at September 30, 2022. The Trust is jointly and severally liable for the full mortgage balance. At December 31, 2021, the property was encumbered by a first mortgage of $26,210, and a second mortgage to Sterling Properties, LLLP of $6,129. Additionally, at September 30, 2022, SE Savage, LLC has an outstanding Promissory Note with Sterling Properties, LLLP, for $1,397, and is an unsecured obligation of SE Savage, LLC. The note is considered to be additional at-risk funds to the Operating Partnership, in SE Savage, LLC, and is included in Notes Receivable on the Consolidated Balance Sheet at September 30, 2022.

The Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is encumbered by a first mortgage with a balance at both September 30, 2022 and December 31, 2021 of $24,788.  The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at September 30, 2022 and December 31, 2021 of $3,643 and $727, respectively.

The Operating Partnership owns a 60% interest in a limited liability company that is currently developing a multifamily property. The LLC holds land located in Rogers, Minnesota, with total assets of $32,516 and $22,847 at September 30, 2022 and December 31, 2021, respectively.  The entity encumbered by a first mortgage has a balance of $25,742 and $15,688 at September 30, 2022 and December 31, 2021, respectively. The Company is jointly and severally liable for the full mortgage balance. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at September 30, 2022 of $2,216.

The Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of September 30, 2022, the Operating Partnership has contributed $4,939 in cash to the entity. The entity holds land located in Dallas, Texas with total assets of $32,608 and $7,394 at September 30, 2022 and December 31, 2021, respectively. The entity is encumbered by a construction mortgage with a balance of $15,348 at September 30, 2022. There was no balance outstanding related to the construction mortgage at December 31, 2021. The Company is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company, with an unrelated third party. The entity is currently developing a multifamily property. As of both September 30, 2022, the Operating Partnership has contributed $3,042 in cash to the LLC. The entity is located in Brooklyn Park, Minnesota, with total assets of $27,382 and $5,478 at September 30, 2022 and December 31, 2021, respectively. The entity is encumbered by a first mortgage that has a balance of $20,007 at September 30, 2022.  There was no balance outstanding related to the first mortgage at December 31, 2021. The Company is jointly and severally liable for the full mortgage balance.

During the second quarter of 2022, the Operating Partnership entered into a joint venture arrangement. Through the joint venture, the Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of September 30, 2022, the Operating Partnership has contributed $4,664 in cash to the entity. The entity holds land located in Fort Worth, Texas with total assets of $8,272 at September 30, 2022.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021

	(in thousands)
ASSETS
Real estate investments	$202,492	$134,839
Accumulated depreciation	(15,158)	(10,940)
	187,334	123,899
Cash and cash equivalents	2,054	1,131
Restricted deposits	856	650
Intangible assets, less accumulated amortization	349	41
Other assets, net	740	909
Total Assets	$191,333	$126,630

LIABILITIES
Mortgage notes payable, net	$139,087	$87,996
Tenant security deposits payable	192	108
Accrued expenses and other liabilities	10,415	8,029
Total Liabilities	$149,694	$96,133
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$41,639	$30,497

Total liabilities and shareholders' equity	$191,333	$126,630

The following is a summary of results of operations of the unconsolidated affiliates for the three and nine months ended September 30, 2022

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Income from rental operations	$2,638	$1,296	$6,444	$3,109
Expenses from rental operations	957	417	2,451	999
Net operating income	$1,681	$879	$3,993	$2,110
Depreciation and Amortization	1,316	358	4,331	871
Interest	1,178	644	2,854	1,524
Other expense	2	(9)	13	(9)
Net loss	$(815)	$(114)	$(3,205)	$(276)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2022	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,305	$(10,758)	$4,547
Above-market leases	2,466	(1,457)	1,009
	$17,771	$(12,215)	$5,556
Lease Intangible Liabilities
Below-market leases	$(2,380)	$1,696	$(684)

	Lease	Accumulated	Lease
As of December 31, 2021	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,455	$(10,381)	$5,074
Above-market leases	2,617	(1,445)	1,172
	$18,072	$(11,826)	$6,246
Lease Intangible Liabilities
Below-market leases	$(2,525)	$1,714	$(811)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2022 (October 1, 2022 - December 31, 2022)	$388	$38
2023	857	151
2024	827	151
2025	827	151
2026	676	80
Thereafter	1,981	113
	$5,556	$684

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $5,000 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. The lines of credit are secured by specific properties. At September 30, 2022, the Bremer line of credit secures one letter of credit totaling $50, leaving $9,865 available and unused under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. There were no balances outstanding on either line as of September 30, 2022 or December 31, 2021.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - MORTGAGE NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	September 30,	December 31,
	2022	2021

	(in thousands)
Fixed rate mortgage notes payable (a)	$514,297	$490,413
Variable rate mortgage notes payable	-	5,237
Mortgage notes payable	514,297	495,650
Less unamortized debt issuance costs	2,307	2,508
	$511,990	$493,142
(a)	Includes $106,717 and $108,734 of variable rate mortgage debt that was swapped to a fixed rate at September 30, 2022 and December 31, 2021, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2022 (October 1, 2022 - December 31, 2022)	$6,055
2023	53,006
2024	22,653
2025	53,130
2026	45,546
Thereafter	333,907
Total payments	$514,297

NOTE 9 – DERIVATIVES AND HEDGING ACTIVITIES

As part of our interest rate risk management strategy, we have used derivative instruments to manage our exposure to interest rate movements and add stability to interest expense. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty. In exchange, the Trust makes fixed rate payments over the life of the agreement without exchange of the underlying notional amount.

As of September 30, 2022, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. Over the next twelve months, the Trust estimates that an additional $758 will be reclassified as a decrease to interest expense.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps as of September 30, 2022, which effectively convert one month floating rate LIBOR or 30-day average SOFR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,627	3.15%	November 1, 2029
November 1, 2019	$4,607	3.28%	November 1, 2029
January 10, 2020	$3,001	3.39%	January 10, 2030
July 1, 2020	$4,771	2.79%	June 10, 2030
December 2, 2020	$12,452	2.91%	December 2, 2027
July 1, 2021	$25,844	2.99%	July 1, 2031
November 10, 2021	$28,187	3.54%	August 1, 2029
December 1, 2021	$10,885	3.32%	December 1, 2031
August 15, 2022	$1,502	3.07%	June 15, 2030
August 15, 2022	$2,910	3.07%	June 15, 2030
August 15, 2022	$1,627	2.94%	June 15, 2030
August 15, 2022	$4,304	2.94%	June 15, 2030

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Interest rate swaps	12	12	$106,717	$108,734

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

	Derivatives
Derivatives designated as	September 30, 2022		December 31, 2021
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$14,356	Other assets, net	$698
Interest rate swaps	Accrued expenses and other liabilities	$—	Accrued expenses and other liabilities	$1,648

The carrying amounts of the swaps have been adjusted to their fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR and 30-day average SOFR, resulted in reporting an asset and liability for the fair value of the future net payments forecasted under the swap.  Accounting for interest rate swaps is considered an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the three months ended September 30, 2022  and 2021:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2022		2022
Interest rate swaps	$(4,967)	Interest expense	$(71)
	2021		2021
Interest rate swaps	$66	Interest expense	$199

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the nine months ended September 30, 2022 and 2021:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2022		2022
Interest rate swaps	$(15,306)	Interest expense	$548
	2021		2021
Interest rate swaps	$(1,473)	Interest expense	$433

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of September 30, 2022, the termination value of derivatives in an asset position was $14,356. As of September 30, 2022, the Trust has pledged the properties related to the loans which are hedged as collateral.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2022		December 31, 2021
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Investment in securities	$42,062	$42,062	$—	$—
Notes receivable	$7,749	$9,073	$7,457	$9,840
Derivative assets	$14,356	$14,356	$698	$698

Financial liabilities:
Mortgage notes payable	$514,297	$493,082	$495,650	$508,285
Derivative liabilities	$—	$—	$1,648	$1,648

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

These two types of inputs create the following fair value hierarchy:

●	Level 1 – Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities as well as certain U.S. Treasury securities that are highly liquid and are actively traded in secondary markets;
●	Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose significant inputs are observable;
●	Level 3 – Instruments whose significant inputs are unobservable.

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

September 30, 2022 and 2021 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2022
Derivative assets	$—	$14,356	$—	$14,356

December 31, 2021
Derivative assets	$—	$698	$—	$698
Derivative liabilities	$—	$1,648	$—	$1,648

Derivatives:  The fair value of interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of the derivative.

Securities: The market value of the security investments represents the price the investments could sell at on the open market based on market interest rates at a given point in time.

Fair Value Disclosures

The following table presents the Trust’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2022
Mortgage notes payable	$—	$—	$493,082	$493,082
Notes receivable	$—	$—	$9,073	$9,073
December 31, 2021
Mortgage notes payable	$—	$—	$508,285	$508,285
Notes receivable	$—	$—	$9,840	$9,840

Mortgage notes payable: The Company estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 4.85% to 4.90% and from 3.25% to 3.35% at September 30, 2022 and December 31, 2021, respectively.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The fair value rate ranged from 3.25% to 7.25%.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 11 – LEASES

As of September 30, 2022, we derived 83.6% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of September 30, 2022, we derived 16.4% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended September 30, 2022
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$27,993	$4,057	$32,050
Lease income related to variable lease payments	—	1,113	1,113
Other (a)	(150)	113	(37)
Lease Income (b)	$27,843	$5,283	$33,126

	Three months ended September 30, 2021
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$26,748	$3,879	$30,627
Lease income related to variable lease payments	—	1,130	1,130
Other (a)	(35)	174	139
Lease Income (b)	$26,713	$5,183	$31,896

(a)	For the three months ended September 30, 2022 and 2021, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended September 30, 2022 and 2021 of $1,405 and $1,157, respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Nine months ended September 30, 2022
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$81,928	$12,240	$94,168
Lease income related to variable lease payments	—	3,401	3,401
Other (a)	(513)	277	(236)
Lease Income (b)	$81,415	$15,918	$97,333

	Nine months ended September 30, 2021
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$76,722	$12,531	$89,253
Lease income related to variable lease payments	—	3,424	3,424
Other (c)	(212)	432	220
Lease Income (d)	$76,510	$16,387	$92,897

(a)	For the nine months ended September 30, 2022 and 2021, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the nine months ended September 30, 2022 and 2021 of $3,931 and $3,839, respectively, which is accounted for under the revenue recognition standard.

As of September 30, 2022, non-cancelable commercial operating leases provide for future minimum rental income as follows. Residential leases are not included, as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2022 (October 1, 2022- December 31, 2022)	$3,897
2023	15,738
2024	15,060
2025	14,789
2026	13,541
Thereafter	57,397
$120,422

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

September 30, 2022 and 2021 (UNAUDITED)

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

Property Management Fees

During the nine months ended September 30, 2022 and 2021, we paid property management and administrative fees to GOLDMARK Property Management, Inc. of $10,485, and $9,634, respectively. Management fees which approximate 5% of net collected rents, account for $4,107 and $3,862 of these fees during the nine months ended September 30, 2022 and 2021. In addition, during the nine months ended September 30, 2022 and 2021, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $5,578 and $5,012, respectively.

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

The below table summarizes the fees incurred to our Advisor.

	Nine Months ended September 30,
	2022	2021

	(in thousands)
Fee:
Advisory	$2,739	$2,474
Acquisition	$934	$375
Disposition	$631	$146
Financing	$83	$146
Project Management	$420	$409

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees payable to our Advisor.

	Payable at
	September 30,	December 31,
	2022	2021

	(in thousands)
Fee:
Advisory	$313	$296
Acquisition	$58	$-
Development	$-	$79
Disposition	$30	$-
Financing	$4	$38
Project Management	$3	$98

Operating Partnership Units Issued in Connection with Acquisitions

During the nine months ended September 30, 2022, 510,000 Operating Partnership units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $11,741.

During the nine months ended September 30, 2021, there were no Operating Partnership units issued directly or indirectly, to affiliated entities.

Commissions

During the nine months ended September 30, 2022 and 2021, we incurred real estate commissions of $371 and $297, respectively, to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of September 30, 2022 total commissions payable to Goldmark Commercial Real Estate was $29. As of December 30, 2021, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

During the nine months ended September 30, 2022 and 2021, we incurred real estate commissions of $319 and $217, respectively, to GOLDMARK Property Management. As of September 30, 2022 total commissions payable to Goldmark Property Management was $59. As of December 30, 2021, there were no unpaid commissions to GOLDMARK Property Management.

Rental Income

During the nine months ended September 30, 2022 and 2021, we received rental income of $97 and $77, respectively, under an operating lease agreement with our Advisor.

During the nine months ended September 30, 2022 and 2021, we received rental income of $- and $19, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate, Inc.

During the nine months ended September 30, 2022 and 2021, we received rental income of $200 and $224, respectively, under operating lease agreements with GOLDMARK Property Management, Inc.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

During the nine months ended September 30, 2022 and 2021, we received rental income of $639 and $278, respectively, under operating lease agreements with Bell Bank.

Other operational costs

During the nine months ended September 30, 2022 and 2021, the Trust incurred $420 and $187, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. At September 30, 2022 and December 31, 2021, operational outstanding liabilities were $3 and $-, respectively.

Other operational receipts

At September 30, 2022 and December 31, 2021, operational outstanding receivables from related parties were $42 and $128, respectively.

Debt Financing

At September 30, 2022 and December 31, 2021, the Trust had $64,691 and $66,365, respectively, of outstanding principal on loans entered into with Bell Bank. During the nine months ended September 30, 2022 and 2021, the Trust incurred interest expense on debt held with Bell Bank of $491 and $1,511, respectively. Accrued interest as of September 30, 2022 and December 31, 2021, related to this debt was $125 and $148, respectively.

Development Arrangements

During the nine months ended September 30, 2022 and 2021, the Trust incurred $717 and $51, respectively, in development fees to Trumont Group. At September 30, 2022 and December 31, 2021, the Trust owed $103 and $51, respectively, for development fees to Trumont Group.

During the nine months ended September 30, 2022 and 2021, the Trust incurred $734 and $12, respectively, in construction fees to Trumont Construction. At September 30, 2022 and December 31, 2021, the Trust owed $94 and $29, respectively for construction fees to Trumont Construction.

During the nine months ended September 30, 2022 and 2021, the Trust incurred $284 and $41, respectively, in general construction costs to Trumont Construction. At September 30, 2022 and December 31, 2021, the Trust owed $49 and $-, respectively, for general construction costs.

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

September 30, 2022 and 2021 (UNAUDITED)

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

NOTE 14 – DISPOSITIONS

During the nine months ended September 30, 2022, the Operating Partnership disposed of four properties. One property located in Savage, Minnesota was disposed of for $2,700 with a recognized gain of $1,328. One property located in Moorhead, Minnesota was disposed of for $6,400 with a recognized gain of $2,012. One property located in Edina, Minnesota was disposed of for $15,320 with a recognized gain of $6,728. The other property located in East Grand Forks, MN was disposed of for $1,200 with a recognized loss of $171. During the nine months ended September 30, 2021, the Operating Partnership disposed of two properties for a total of $5,850 and recognized gain of $1,710.

NOTE 15 – ACQUISITIONS

The Trust had six acquisitions during the nine months ended September 30, 2022.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Acquisition Cost
2/28/22	Deer Park	Hutchinson, MN	Apartment Complex	138 units	$15,073
5/31/22	Desoto Estates	Grand Forks, ND	Apartment Complex	68 units	5,863
5/31/22	Desoto Townhomes	Grand Forks, ND	Townhomes	24 units	3,226
5/31/22	Desoto Apartments	East Grand Forks, MN	Apartment Complex	24 units	1,230
6/10/22	Diamond Bend	Mandan, ND	Apartment Complex	78 units	10,919
9/13/22	Newgate Apartments	Bismarck, ND	Apartment Complex	46 units	2,444

					$38,755

Total consideration given for acquisitions through September 30, 2022 was completed through issuing approximately 539,000 limited partnership units of the Operating Partnership valued at $23.00 per unit for an aggregate consideration of approximately $12,390. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance. In 2022, cash flows were reclassified to updated presentation resulting prior period to be updated to align with reclassification. The following table summarizes the acquisition date fair values, before pro-rations, the Company recorded in conjunction with the acquisitions discussed above:

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022 and 2021 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Nine months ended
	September 30,
	2022	2021
Real estate investment acquired	$38,296	$39,344
Acquired lease intangible assets	749	-
Assumed Assets	3	23
Total Assets Acquired	$39,048	$39,367
Other liabilities	(293)	(569)
Net assets acquired	38,755	38,798
Equity/limited partnership unit consideration	(12,390)	(2,883)
Net cash consideration	$26,365	$35,915

NOTE 16 - SUBSEQUENT EVENTS

On October 17, 2022, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on September 30, 2022.

As of September, 2022, we had certain acquisitions and dispositions in process. Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

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

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT consist of real estate assets and that 75% of its gross income be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 184 properties containing 11,018 apartment units and approximately 1,512,000 square feet of leasable commercial space as of September 30, 2022. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $730,643, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on evaluation, there were no impairment losses during the nine months ended September 30, 2022 and 2021.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine months ended September 30, 2022 included elsewhere in this report.

Principal Business Activity

Sterling currently owns directly and indirectly 184 properties. The Trust’s 141 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 43 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 77.4% residential and 22.6% commercial (based on cost) and total $730,643 in real estate investments at September 30, 2022. Sterling’s current acquisition strategy and primary focus is on multifamily apartment properties.  We currently have no plans to actively market our existing commercial properties for sale. We will consider unsolicited offers for purchase of non-multifamily properties on a case-by-case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	121	7,175
	Minnesota	15	3,040
	Missouri	1	164
	Nebraska	4	639
		141	11,018

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	780,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	10	530,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		43	1,512,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $1,478 or 4.5% for the three months ended September 30, 2022, compared to the same three month period in 2021.
●	Increased revenues from rental operations by $4,528 or 4.7% for the nine months ended September 30, 2022, compared to same nine month period in 2021.
●	Acquired six residential properties during the nine months ended September 30, 2022.
●	Disposed of two residential and two commercial properties during the nine months ended September 30, 2022.
●	Declared dividends aggregating $0.8625 per common share for the nine months ended September 30, 2022

Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three months ended September 30, 2022			Three months ended September 30, 2021
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$29,226	$5,305	$34,531	$27,838	$5,215	$33,053
Real Estate Expenses
Real Estate Taxes	2,955	610	3,565	2,743	746	3,489
Property Management	3,482	241	3,723	3,419	540	3,959
Utilities	2,241	364	2,605	1,990	350	2,340
Repairs and Maintenance	6,512	479	6,991	6,375	654	7,029
Insurance	1,021	23	1,044	825	31	856
Total Real Estate Expenses	16,211	1,717	17,928	15,352	2,321	17,673
Net Operating Income	$13,015	$3,588	16,603	$12,486	$2,894	15,380
Interest			5,081			4,671
Depreciation and amortization			6,120			5,551
Administration of REIT			1,471			1,007
Other income			(6,385)			(1,567)
Net Income			$10,316			$5,718

Net Income Attributed to:
Noncontrolling Interest			$6,548			$3,614
Sterling Real Estate Trust			$3,768			$2,104
Dividends per share (1)			$0.2650			$0.2647
Earnings per share			$0.35			$0.21
Weighted average number of common shares			10,685			10,215

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $34,531 for the three months ended September 30, 2022 increased $1,478 or 4.5% in comparison to the same period in 2021. Residential property revenues increased $1,388 and commercial property revenues increased $90.

The following table illustrates occupancy percentages for the three month periods indicated:

	September 30,	September 30,
	2022	2021
Residential occupancy	93.4%	94.4%
Commercial occupancy	88.4%	78.2%

Residential revenues for the three months ended September 30, 2022 increased $1,388 or 5.0% in comparison to the same period for 2021. Residential properties acquired since January 1, 2021 contributed approximately $1,007 to the increase in total residential revenues in the three months ended September 30, 2022. The increase is also attributed to a $186 increase in Ratio Utility Billing Systems (RUBS) for total residential revenues in the three months ended September 30, 2022. The increase in RUBS revenue is partially offset by an increase in utility expense, as noted below. Residential revenues comprised 84.6% of total revenues for the three months ended September 30, 2022 compared to 84.2% of total revenues for the three months ended September 30, 2021.

For the three months ended September 30, 2022 total commercial revenues increased $90 or 1.7% in comparison to the same period for 2021. The increase is primarily attributed to full occupancy at an office park located in Fargo, ND, partially offset by the dispositions of two commercial properties. Commercial revenues comprised 15.4% of the total revenues for the three months ended September 30, 2022 compared to 15.8% of total revenues for the three months ended September 30, 2021.

Expenses

Residential expenses from operations of $16,211 during the three months ended September 30, 2022 increased $859 or 5.6% in comparison to the same period in 2021. The increase is primarily attributed to a $196 or 23.8% increase in property insurance, as well as an increase in real estate taxes of $212 or 7.7%, and utility expense of $251 or 12.6%. These increases are primarily attributed to properties acquired after January 2021. Properties acquired after January 1, 2021, account for $137 of the property management fees increase during the three months ended September 30, 2022.

Commercial expenses from operations of $1,717 during the three months ended September 30, 2022 decreased $604 or 26.0% in comparison to the same period in 2021. The decrease is primarily attributed to decreased property management expense of $299 or 55.4% for an office building located in Minneapolis, MN in which increased advertising and marketing expenses were incurred during 2021 in an effort to lease up vacant space. The decrease is also attributable to a decrease in real estate taxes of $134 or 61.8% and a decrease to repairs and maintenance expense of $175 or 26.8%.

Interest expense of $5,081 during the three months ended September 30, 2022 increased $410 or 8.8% in comparison to the same period in 2021. Interest expense related to financing activities increased by $393 during the three months ended September 30, 2022 as compared to the same period in 2021. The primary reason for increased interest expense on debt is due to increased mortgage balance on the portfolio as a whole. During the three months ended September 30, 2022 interest expense was 14.7% of total revenues.

Depreciation and amortization expense of $6,120 during the three months ended September 30, 2022 increased $569 or 10.3% in comparison to the same period in 2021. Properties acquired since January 1, 2021 contributed approximately $482 to the increase in depreciation expense during the three months ended September 30, 2022. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended September 30, 2022 and 2021 was 17.7% and 16.8%, respectively.

REIT administration expenses of $1,471 during the three months ended September 30, 2022 increased $464 or 46.1% in comparison to the same period in 2021, due to an increase of REIT advisory fees paid.

Other income of $6,386 during the three months ended September 30, 2022 increased $4,819 or 307.5% in comparison to the same period in 2021. This is primarily attributable to an increase in realized gains on sale of real estate investments of $6,557 as compared to 2021, partially offset by a decrease in settlement proceeds for $985 or 98.50% compared to the same period in 2021.

Results of Operations for the Nine Months Ended September 30, 2022

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$85,222	$16,042	$101,264	$80,028	$16,708	$96,736
Real Estate Expenses
Real Estate Taxes	8,765	1,935	10,700	8,025	2,098	10,123
Property Management	10,430	598	11,028	9,709	1,043	10,752
Utilities	8,215	982	9,197	6,648	809	7,457
Repairs and Maintenance	17,800	1,347	19,147	15,819	1,478	17,297
Insurance	2,754	83	2,837	2,363	87	2,450
Total Real Estate Expenses	47,964	4,945	52,909	42,564	5,515	48,079
Net Operating Income	$37,258	$11,097	48,355	$37,464	$11,193	48,657
Interest			14,882			13,261
Depreciation and amortization			17,865			16,634
Administration of REIT			4,087			3,267
Other income			(9,291)			(4,337)
Net Income			$20,812			$19,832

Net Income Attributed to:
Noncontrolling Interest			$13,262			$12,713
Sterling Real Estate Trust			$7,550			$7,119
Dividends per share (1)			$0.5750			$0.5300
Earnings per share			$0.7100			$0.7100
Weighted average number of common shares			10,572			10,095
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $101,264 for the nine months ended September 30, 2022 increased $4,528 or 4.7% in comparison to the same period in 2021. Residential property revenues increased $5,194 and commercial property revenues decreased $666, from the prior year’s comparable nine month period.

The following table illustrates occupancy percentages for the nine month periods indicated:

	September 30,	September 30,
	2022	2021
Residential occupancy	94.4%	94.1%
Commercial occupancy	88.4%	78.2%

Residential revenues for the nine months ended September 30, 2022 increased $5,194 or 6.5% in comparison to the same period for 2021. Residential properties acquired since January 1, 2021 contributed approximately $4,176 to the increase in total residential revenues in the nine months ended September 30, 2022. Increased lease renewals, resulting in decreased rental incentives contributed to the rental income increase, as well as increased rent charges at the stabilized properties. Residential revenues comprised 84.2% of total revenues for the nine months ended September 30, 2022 compared to 82.7% of total revenues for the nine months ended September 30, 2021

For the nine months ended September 30, 2022, total commercial revenues decreased $666 or 4.0% in comparison to the same period for 2021. The decrease is attributed to the sale of commercial building for resulting in a $512 decrease in revenue. The decrease is also attributed to an early termination fee of $173. Commercial revenues comprised 15.8% of the total revenues for the nine months ended September 30, 2022 compared to 17.3% of total revenues for the nine months ended September 30, 2021.

Expenses

Residential expenses from operations of $47,964 during the nine months ended September 30, 2022 increased $5,400 or 12.7% in comparison to the same period in 2021. The increase is primarily attributed to increased repairs and maintenance expense of $1,981 or 12.5%, included in that is an increase in snow removal for $434. Properties acquired since January 1, 2021 contributed $409 to the overall increase in repairs and maintenance. The increase is also attributed to increased real estate taxes of $740 or 9.2%. Further, the increase is attributed to increased utility expense of $1,567 or 23.6%, mainly in the Minneapolis, Minnesota and Fargo, North Dakota market.

Commercial expenses from operations of $4,945 during the nine months ended September 30, 2022 decreased $570 or 10.3% in comparison to the same period in 2021. During the nine months ended September 30, 2022 property management fees decreased by $445 or 42.7%. This was related to increased advertising and marketing expenses incurred in 2021 for an office building located in Minneapolis, Minnesota in efforts to lease up vacant space.

Interest expense of $14,882 during the nine months ended September 30, 2022 increased $1,621 or 12.2% in comparison to the same period in 2021 Interest expense related to financing activities increased by $1,429 during the nine months ended September 30, 2022 as compared to the same period in 2021. The primary reason for the increase in interest expense related to debt is due to the increase of mortgage principle of the Trust’s debt portfolio. Capitalized interest expense related to construction in progress decreased $127 during the nine months ended September 30, 2022, compared to the same period in 2021. During the nine months ended September 30, 2022, interest expense was 14.7% of total revenues

Depreciation and amortization expense of $17,865 for the nine months ended September 30, 2022 increased $1,231 or 7.4% in comparison to the same period in 2021. Properties acquired since January 1, 2021, contributed approximately $1,368 to the increase in depreciation expense. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the nine months ended September 30, 2022 and 2021 was relatively consistent at 17.6% and 17.2%, respectively.

REIT administration expenses of $4,087 for the nine months ended September 30, 2022 increased $820 or 25.1% in comparison to the same period in 2021. The increase is attributed to an increase of REIT advisory fees paid during the year 2022 as compared to 2021.

Other income of $9,291 for the nine months ended September 30, 2022 increased $4,954 or 114.2% in comparison to the same period in 2021. The increase is attributed to realized gains on sale of $8,187 as compared to prior year for the sale of four properties. This is offset by the decrease in gain from involuntary conversion of $633 and a decrease in equity in affiliates of $1,740, caused by depreciation expense related to two developments being put into service.

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

Construction in progress as of September 30, 2022, consists primarily of construction at residential properties located in North Dakota and Minnesota. Prairiewood Meadows located in Fargo, North Dakota consists of the re-development of one building due to a fire and a water main break, and includes a new club house for residents, parking lot additions and repairs and replacement of windows and patio doors on the other two buildings. The re-development of one building is substantially complete and is pending final invoices to be received. The parking lot and clubhouse will remain in construction phase throughout the fourth quarter of 2022. The current budget for this property is $4,271 of which $3,322 has been incurred and accrued for in construction in progress. Georgetown-on-the-River, located in Minneapolis, had a fire occur in early January 2022 that caused significant damage to the property. Repairs to the damaged units, that are being tracked in construction-in-progress, now totals $284 with expected completion in the fourth quarter of 2022 pending final inspections. Rosedale Estates, located in Roseville, MN will be creating a parking structure in 2023. The current budget is $5,142 and is in the beginning stages of engineering. Remaining construction in progress projects are primarily related to parking lot replacements, roof upgrades, and various property upgrades on multiple residential properties.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and nine months ended September 30, 2022 and 2021, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September 30, 2022		Three months ended September 30, 2021
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$3,768	10,685	$2,104	10,215

Add back:
Noncontrolling Interest - Operating Partnership Units	6,601	18,651	3,753	18,256
Depreciation & Amortization from continuing operations	6,120		5,550
Pro rata share of unconsolidated affiliate depreciation and amortization	782		207
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(6,557)		—
Funds from operations applicable to common shares and limited partnership units (FFO)	$10,714	29,336	$11,614	28,471

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$7,550	10,572	$7,119	10,095

Add back:
Noncontrolling Interest - Operating Partnership Units	13,277	18,594	12,862	18,236
Depreciation & Amortization from continuing operations	17,865		16,634
Pro rata share of unconsolidated affiliate depreciation and amortization	2,514		499
Subtract:
Gain on sale of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(9,897)		(1,710)
Funds from operations applicable to common shares and limited partnership units (FFO)	$31,309	29,166	$35,404	28,331

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

As of September 30, 2022, our unrestricted cash resources consisted of cash and cash equivalents totaling $20,464. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $50,972, which could potentially be used as collateral to secure additional financing in future periods.

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $5,000 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. The lines of credit are secured by specific properties. At September 30, 2022, the Bremer line of credit secures one letter of credit totaling $50, leaving $9,865 available and unused under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. There were no balances outstanding on either line as of September 30, 2022 or December 31, 2021.

The Trust also has a line of credit secured by our Treasury Bill purchases. This variable rate (WSJ Prime minus 1.00%) line of credit allows for the borrowing of up to $20,000 or 90% of the investment value, whichever is less. This line of credit expires in September 2023 and provides liquidity to the Trust if needed by drawing against our Treasury investments. There was no balance outstanding on this line as of September 30, 2022.

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

During the nine months ended September 30, 2022, we did not sell any common shares in a private placement. During the nine months ended September 30, 2022, we issued 252,000 and 133,000 common shares for $8,561 under the dividend reinvestment plan, through dividends reinvested and the optional share purchases. During the nine months ended September 30, 2022, we did not sell any common shares in a private placement.  During the nine months ended September 30, 2021, we issued 269,000 and 150,000 common shares for $8,121, under the dividend reinvestment plan, through dividends reinvested and the optional share repurchases, respectively.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the nine months ended September 30, 2022, the Trust issued 539,000 limited partnership units of the Operating Partnership valued at $23.00 per unit for an aggregate consideration of approximately $12,390 for the purchase of real estate investments. During the nine months ended September 30, 2021, the Trust issued 144,000 limited partnership units of the Operating Partnership valued at $20.00 per unit for an aggregate consideration of approximately $2,883 for the purchase of real estate investments.

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

	Nine months ended
	September 30,
	2022	2021

	(in thousands)
Net cash flows provided by operating activities	$28,757	$32,840
Net cash flows used in investing activities	$(63,078)	$(49,112)
Net cash flows provided by financing activities	$3,396	$21,684

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

Net cash provided by operating activities was $28,757 and $32,840 for the nine months ended September 30, 2022 and 2021, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $63,078 and $49,112 for the nine months ended September 30, 2022 and 2021, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the nine months ended September 30, 2022 and 2021, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $34,616 and $49,522, respectively. For the nine months ended September 30, 2022 and 2021, cash flows used in investing activities related to U.S. Treasury bill purchase was $42,000 and $-, respectively. Proceeds of $1,049 and $4,095 were received from involuntary conversions during the nine months ended September 30, 2022 and 2021. In addition, proceeds of $22,429 and $5,590 were generated from the sales of real estate investments during the nine months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, cash flows used for investment in unconsolidated affiliates was $10,068 and $5,845 respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash provided by financing activities was $3,396for the nine months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, we paid $18,824 in dividends and distributions, redeemed $1,863 of shares and units, received $37,569 from new mortgage notes payable, and made mortgage principal payments of $16,239. Net cash used in financing activities was $21,684 for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, we paid $17,309 in dividends and distributions, redeemed $4,465 of shares and units, received $71,530 from new mortgage notes payable, and made mortgage principal payments of $30,360.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2022 to September 30, 2022 totaling $9,114 or $0.8625 per share, of which $3,353 were cash dividends and $5,760 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $28,757 from our cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Nine months ended
	September 30,
	2022	2021

	(in thousands)
Cash flows provided by operations (includes net income of $20,812 and $19,832, respectively)	$28,757	$32,840
Distributions in excess of earnings received from unconsolidated affiliates	408	—
Gain on sales of real estate and non-real estate investments	9,897	1,710
Dividends declared	(9,114)	(8,020)
Excess	$29,948	$26,530

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2022, we declared distributions totaling $16,097 to holders of limited partnership units in our Operating Partnership, which we paid on April 15; July 15; and October 17, 2022. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the nine months ended September 30, 2021, we declared quarterly distributions totaling $14,493 to holders of limited partnership units in our Operating Partnership, which we paid on April 15; July 15; and October 15, 2021. Distributions were paid at a rate of $0.2650 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the nine months ended September 30, 2022, we paid aggregate dividends of $8,784, which were paid with cash flows provided by operating activities. Our funds from operations, FFO, was $31,309 Therefore, our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2021, we paid aggregate dividends of $7,922 which were paid with cash flows provided by operating activities. Our FFO was $35,404 as of the nine months ended September 30, 2021. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the the nine months ended September 30, 2022, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $106,718 at September 30, 2022. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of September 30, 2022, the Trust had $106,718 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended September 30, 2022.

Other Sales

During the three months ended September 30, 2022, we did not issue any common shares in exchange for limited partnership units of the Operating Partnership on a one-for-one basis pursuant to redemption requests made by accredited investors under Section 4 (a) (2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended September 30, 2022:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
July 1-31, 2022	2,000	13,000	$21.85	1,488,000	1,147,000	$14,999
August 1-31, 2022	7,000	—	$21.85	1,495,000	1,147,000	$14,899
September 1-30, 2022	5,000	—	$21.85	1,500,000	1,147,000	$14,899
Total	14,000	13,000

For the three months ended September 30, 2022, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended September 30, 2022, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective January 1, 2022, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $55,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of September 30, 2022, was $14,899. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

Dated:November 9, 2022

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Damon K. Gleave
Damon K. Gleave
Chief Financial Officer
(Principal Financial Officer)