Form 10-K
period 2022-12-31
Sterling Real Estate Trust
filed 2023-03-15
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There is no established public market for the registrant’s shares of common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 14, 2023
Common Shares of Beneficial Interest, $0.01 par value per share	10,947,790

Documents Incorporated by Reference: Portions of Sterling’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which Sterling intends to file with the Securities and Exchange Commission within 120 days after the end of Sterling’s fiscal year ended December 31, 2022, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If Sterling does not file its Proxy Statement on or before 120 days after the end of its 2022 fiscal year, Sterling will file the required information in an amendment to this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS

GENERAL

Sterling Real Estate Trust (“we,” “us,” “our,” “Company,” “Trust” or “Sterling”) is a real estate investment trust (“REIT”). Sterling was registered in North Dakota as an unincorporated business trust in December 2002.  References in this Annual Report on Form 10-K to the “Company,” “Sterling,” “Trust,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors.  As of December 31, 2022, we owned directly or through our operating partnership, 185 properties in 12 states.

UPREIT Structure

The Trust operates as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, the Trust conducts substantially all investment activities and holds substantially all of the Trust’s assets through the operating partnership Sterling Properties, LLLP. The Trust controls the operating partnership as the general partner and owns approximately 36.60% of the operating partnership as of December 31, 2022. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, the proportionate shares of the assets and income of the operating partnership are deemed to be the assets and income of the Trust.

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

Since formation, the Trust’s focus has consisted of owning and operating income-producing real estate properties. In 2006, the Trust held 23 total properties approximating $56,265 in total assets, in the operating partnership. Between 2007 and 2022, the Trust focused extensively on strengthening the multifamily component of the portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties are located in North Dakota. The portfolio has grown to 185 properties, approximating $888,723 in total assets, and book equity, including noncontrolling interests, of approximately $323,466 as of December 31, 2022. As of December 31, 2022, the portfolio contained approximately 11,300 apartment units and 1,498,000 square feet of leasable commercial space.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Advisor to the Trust

Sterling Management, LLC, a North Dakota limited liability company formed in November 2002, is the external Advisor to the Trust. The Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf.  The Advisor is 100% owned by Trustmark Enterprises, Inc., formerly known as Alloy, a North Dakota corporation (“Trustmark”).  Trustmark is owned in part by Kenneth P. Regan, a Trustee and Chief Executive Officer of the Trust, by James S. Wieland, also a Trustee of the Trust, by Joel S. Thomsen, President of the Trust. In addition, Messrs. Regan, Wieland, Thomsen and Gleave serve on the Advisor’s Board of Governors. The Advisor’s employee base has seen considerable growth, both in number and expertise, since its inception.

Audit and Disclosure Committee

The Audit and Disclosure Committee was established by the Board of Trustees to assist the Board in fulfilling its fiduciary duties and oversight responsibilities. The Audit and Disclosure Committee assists the Board by overseeing the integrity of the Trust’s financial statements, financial reporting and disclosure processes, internal accounting and financial controls and the annual independent audit of the Trust’s financial statements. The Audit and Disclosure Committee also oversees the establishment and maintenance of processes to assure the Trust’s compliance with all applicable laws, regulations, and Trust policy, including compliance with filing requirements under the Exchange Act and the rules and regulations promulgated thereunder. In performing its work, it is the Audit and Disclosure Committee’s responsibility to foster free and open means of communication between the Trustees, the independent auditors and the Trust’s financial managers. Our Audit and Disclosure Committee is currently comprised of Trustees Timothy A. Hunt (Chair of the Committee), Ann L. Christenson, Timothy L. Haugen, Michelle L. Korsmo, and Mark T. Polovitz.

Board of Trustees and Executive Officers

The Trust operates under the direction of our Board of Trustees, the members of which are accountable to both the Trust and its shareholders. The Trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluate the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 24, 2022, effective April 1, 2022 until March 31, 2023. The Board of Trustees has provided investment guidance for the Advisor to follow and must approve each investment recommended by the Advisor. Currently, the Advisor has eight members on the Board, six of whom are independent.

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

Organizational Structure

On January 1, 2021, the advisor was acquired by Trustmark Enterprises, Inc. in an equity transfer.

The following chart shows the relationship structure with the advisor:

(1)	As of December 31, 2022, the Advisor was owned 100% by Trustmark Enterprises, Inc. Trustmark was owned in part by the Trust’s Chief Executive Officer and Trustee Kenneth P. Regan (36.23%), by Trustee James S. Wieland (25.15%), by President Joel S. Thomsen (20.00%). Messrs. Regan and Thomsen, serve as officers of the Advisor. Messrs. Regan, Wieland, and Thomsen, serve on the Advisor’s Board of Governors.
(2)	Sterling Management, LLC serves as Advisor to both the Trust and the operating partnership. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 1.43% and 2.76%, respectively, of our shares as of December 31, 2022.
(3)	The Trust controls the operating partnership as the general partner and owns approximately 36.60% of the operating partnership as of December 31, 2022. Messrs. Regan and Wieland beneficially owned and had voting power over approximately 16.41% and 5.12%, respectively, of the Operating Partnership as of December 31, 2022.

CORE INVESTMENT OBJECTIVES AND STRATEGY

Investment Objectives

The Trust’s primary investment objectives are to:

●	Acquire quality real estate properties or interests in real estate properties that can provide stable cash flow for distribution to our shareholders, preservation of capital and realization of long-term capital appreciation upon the sale of such properties,
●	Offer an investment option in which the value of the common shares is correlated to real estate as an asset class rather than traditional asset classes such as stocks and bonds; and
●	Provide a hedge against inflation through use of month-to-month rentals or short-term and long-term lease arrangements with rental properties tenants.

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

SEGMENT DATA

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multifamily. Our commercial properties include retail, office, industrial and medical properties. We assess and measure operating results based on the non-GAAP financial measurement of net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). We believe NOI is an important measure of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and certain general and administrative expenses.

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

Compliance with these laws, rules, and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition, or ability to pay dividends. We do not believe our existing portfolio as of December 31, 2022 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances, or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

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

Generally, the Board of Trustees may change our investment and operational policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our shareholders, which could result in our making investments different from, and possibly riskier than investments made in the past. A change in our investment policies may, among other things, increase our exposure to interest rate risk, default risk and commercial real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.

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

Our future success substantially depends on the active participation of James Wieland, one of our trustees, Kenneth Regan, Chief Executive Officer and a trustee, Joel Thomsen, President, Damon Gleave, Chief Financial Officer and Treasurer, and Barry Schmiess, Chief Investment Officer. Messrs. Wieland, Regan, and Thomsen are also governors and owners of our Advisor. Messrs. Wieland, and Regan, have over 40 years of extensive experience each in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing, and through the Advisor, in locating desirable real estate investments and were serving as property manager, managing our properties. Losing the services of Messrs. Wieland, Regan, Thomsen, Gleave, or Schmiess without replacing their position with someone of the same competence and experience, could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us. See “Risks Related to Conflicts of Interest”.

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

Many of our costs, such as operating and general and administrative expenses, real estate acquisition, and constructions costs, could be adversely impacted by period of heightened inflation.

A sustained or further increase in inflation could have an adverse impact on our operating expenses incurred in connection with, among others, the property-related services such as repairs and maintenance, janitorial, utilities, security and insurance. Our operating expenses may be recoverable through commercial lease arrangements.

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

The current estimated value of our common stock as of January 1, 2023, is approximately $23.00 per share. The methodology used by our Board to determine this value was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain and certain additional information. No formal valuation has been undertaken by us. Our valuation process involves a number of estimates, assumptions and subjective judgments that may not be accurate and complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles. A shareholder should not rely on the estimated value per share as being an accurate or precise measure of the then-current value of the shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest dividends by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

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

The maximum U.S. federal income tax rate for “qualified dividends” payable by U.S. corporations to individual U.S. shareholders currently is 20%.  In addition, the 3.8% tax on net investment income may apply to such dividends. In general, ordinary dividends payable by REITs to its individual U.S. shareholders, however, are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (for REIT dividends received after December 31, 2017, the maximum individual income tax rate currently is 37%, but the current maximum, effective federal income tax rate as to REIT dividends may be reduced to 29.6% because of a partial deduction that may apply with respect to REIT dividends; in addition, the 3.8% tax on net investment income may apply to REIT dividends). It is also possible tax legislation that has or may be enacted might increase this rate differential. The differing treatment of dividends received from REITs and other corporations might cause individual investors to view an investment in REITs as less attractive related to other corporations which might be detrimental to our ability to raise additional funds through the sale of our common shares.

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

Our ability to achieve our investment objectives is dependent upon the successful performance of our Advisor in locating attractive acquisitions, advising on dispositions of real estate properties and other real estate related assets, advising on any financing arrangements and other administrative tasks to operate our business. If the Advisor suffers or is distracted by adverse financial and operational problems in connection with its operations unrelated to us or for any reason, it may be unable to allocate a sufficient amount of time and resources to our operations. If this occurs, our ability to achieve our investment objectives or pay dividends to our shareholders may be adversely affected. Any adversity experienced by the Advisor or problems in our relationship with the Advisor could also adversely impact the operation of our properties and, consequently, our cash flow and ability to pay dividends to shareholders.

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

In the normal course of business, we use derivatives to manage our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances. At other times we may utilize derivatives to decrease our exposure to floating interest rates. There can be no assurance that these hedging arrangements will have the desired beneficial impact.  These arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them.  No strategy can completely insulate us from the risks associated with interest rate volatility.

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

Some of our mortgage loans require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity could be uncertain and may depend upon our ability to obtain additional financing, to refinance the debt or our ability to sell the particular property. If we try and refinance the debt, we may not be able to obtain terms as favorable as the original loan. Based on current market interest rates, the interest rate obtained upon refinancing in subsequent years may be higher than the original loan. If we are not able to refinance the debt, or obtain acceptable terms, we may be required to sell the mortgaged property at a time which may not permit realization of the maximum return on such property. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

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

The majority of our real estate investments are managed by a third party. Property management firms usually receive between 2% and 5% of gross rent collection for their services. Substantially all of our commercial revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. More than half of our existing commercial property leases as of December 31, 2022 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2022, we owned 185 properties located in 12 states, containing approximately 11,300 apartment units and 1,498,000 square feet of leasable commercial space. The residential and commercial portfolio of properties includes a diversified mixture of multifamily, single, and multi-tenant retail and office buildings as well as industrial and medical facility properties. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota.

As of December 31, 2022, approximately 78.8% (based on cost) of the properties were apartment communities. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases of less than a year.

As of December 31, 2022, approximately 21.2% (based on cost) of the properties were comprised of industrial, office, retail and medical commercial properties. Most commercial properties are leased to a variety of tenants under long-term leases.

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

The below table sets forth certain information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2022 (in thousands, except units or leasable sq. ft.).

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2022

Bluemont Lakes Financial Center	Fargo, ND	2004	31,750	$5,255	81.17%
Amberwood	Grand Forks, ND	2016	96	4,147	94.67%
Applebee’s Neighborhood Bar & Grill	Coon Rapids, MN	2010	5,576	2,442	100.00%
Arbor	Bismarck, ND	2013	12	696	98.49%
Arbor II	Bismarck, ND	2013	12	700	96.52%
Arbor III	Bismarck, ND	2013	12	696	97.80%
Ashbury	Fargo, ND	2013 & 2016	61	4,139	99.52%
Auburn II	Fargo, ND	2007	24	1,111	98.45%
Autumn Ridge	Grand Forks, ND	2004	144	10,418	95.50%
Barrett Arms	Crookston, MN	2014	24	1,281	94.35%
Bayview	Fargo, ND	2007	100	6,083	92.18%
Bell Plaza* (FKA Northland Plaza)	Bloomington, MN	2015	299,660	51,421	65.57%
Belmont	Bismarck, ND	2020	26	1,601	88.55%
Berkshire	Fargo, ND	2008	12	525	97.96%
Betty Ann	Fargo, ND	2009	24	1,012	97.58%
Biolife Plasma Center	Bismarck, ND	2008	11,671	2,881	100.00%
Biolife Plasma Center	Grand Forks, ND	2008	13,190	2,944	100.00%
Biolife Plasma Center	Janesville, WI	2008	12,225	2,388	100.00%
Biolife Plasma Center	Mankato, MN	2008	13,181	4,149	100.00%
Biolife Plasma Center	Marquette, MI	2008	11,737	3,215	100.00%
Biolife Plasma Center	Onalaska, WI	2008	12,180	2,531	100.00%
Biolife Plasma Center	Oshkosh, WI	2008	12,191	2,297	100.00%
Biolife Plasma Center	Sheboygan, WI	2008	13,230	2,654	100.00%
Biolife Plasma Center	Stevens Point, WI	2008	13,190	2,595	100.00%
Birchwood I	Fargo, ND	2017	12	468	98.78%
Birchwood II	Fargo, ND	2017	54	2,881	96.96%
Bradbury	Bismarck, ND	2018	96	6,093	93.48%
Briar Pointe	Fargo, ND	2021	30	1,935	97.61%
Bridgeport	Fargo, ND	2016	120	8,420	98.71%
Bristol Park	Grand Forks, ND	2016	80	5,837	92.84%
Brookfield	Fargo, ND	2008	72	2,680	95.90%
Brownstone	Fargo, ND	2021	72	4,390	96.91%
Cambridge (FKA 44th Street)	Fargo, ND	2013	42	2,558	99.37%
Candlelight	Fargo, ND	2012	66	2,214	93.73%
Carling Manor	Grand Forks, ND	2008	12	838	95.34%
Carlton Place	Fargo, ND	2008	213	9,072	93.54%
Carr	Fargo, ND	2017	18	874	99.13%
Cedars 4	Fargo, ND	2018	18	1,245	97.23%
Chandler 1802	Grand Forks, ND	2014	24	1,434	96.12%
Chandler 1834	Grand Forks, ND	2018	12	710	91.43%
Chandler 1866	Grand Forks, ND	2005	12	384	98.71%
Chandler 1898	Grand Forks, ND	2022	12	512	100.00%
Cherry Creek (FKA Village)	Grand Forks, ND	2008	35	2,008	96.95%
Cityside	Fargo, ND	2018	36	1,396	89.43%
Columbia Park Village	Grand Forks, ND	2020	12	648	91.03%
Columbia West	Grand Forks, ND	2008	70	4,487	93.12%
Country Club	Fargo, ND	2011	40	1,843	95.04%
Countryside	Fargo, ND	2011	24	951	97.20%
Courtyard	St. Louis Park, MN	2013	151	9,252	93.37%
Dairy Queen	Dickinson, ND	2012	2,811	1,331	100.00%
Dairy Queen	Moorhead, MN	2011	2,712	1,186	100.00%
Dairy Queen	Apple Valley, MN	2018	5,348	1,673	-%
Dakota Manor	Fargo, ND	2014	54	2,865	96.57%
Danbury	Fargo, ND	2007	135	7,547	94.53%
Dellwood Estates	Anoka, MN	2013	132	12,320	97.50%
Deer Park	Hutchinson, MN	2022	138	15,091	95.99%
Desoto Estates	Grand Forks, ND	2022	68	6,111	98.06%

Desoto Townhomes	Grand Forks, ND	2022	24	3,338	95.85%
Diamond Bend	Mandan, ND	2022	78	10,971	92.53%
Eagle Run	West Fargo, ND	2010	144	7,067	96.38%
Eagle Sky I	Bismarck, ND	2016	20	1,604	96.23%
Eagle Sky II	Bismarck, ND	2016	20	1,680	94.72%
East Bridge	Fargo, ND	2017	58	6,490	96.18%
Eastbrook	Bismarck, ND	2020	24	1,381	87.84%
Echo Manor	Hutchinson, MN	2014	30	1,198	99.04%
Eide Bailly Building***	Fargo, ND	2007	74,646	9,331	100.00%
Emerald Court	Fargo, ND	2008	24	1,144	98.00%
Essex	Fargo, ND	2017	18	928	87.97%
Evergreen Terrace	Omaha, NE	2020	144	8,798	95.30%
Fairview	Bismarck, ND	2008	84	5,467	95.34%
Family Dollar Store	Mandan, ND	2010	9,100	874	100.00%
First International Bank & Trust	Moorhead, MN	2011	3,510	1,037	100.00%
Flagstone	Fargo, ND	2021	120	7,792	97.00%
Flickertail	Fargo, ND	2008	180	8,151	92.73%
Forest Avenue	Fargo, ND	2013	20	815	99.19%
Four Points Office Building	Fargo, ND	2007	12,383	1,494	100.00%
Foxtail Creek Townhomes	Fargo, ND	2020	30	1,488	96.21%
Galleria III	Fargo, ND	2010	18	1,144	93.18%
Garden Grove	Bismarck, ND	2016	95	7,274	92.78%
Gate City Bank	Grand Forks, ND	2008	17,406	2,200	100.00%
Georgetown	Fridley, MN	2014	468	33,586	89.63%
Glen Pond	Eagan, MN	2011	528	44,377	95.38%
Goldmark Office Park	Fargo, ND	2007	124,613	23,692	100.00%
Grand Forks Marketplace**	Grand Forks, ND	2003	182,522	26,710	78.04%
Granger Court	Fargo, ND	2013	59	2,841	96.07%
Great American Insurance Building	Fargo, ND	2005	15,000	2,360	100.00%
Guardian Building Products	Fargo, ND	2012	100,600	3,760	100.00%
Hannifin	Bismarck, ND	2013	14	789	93.51%
Harrison Richfield	Grand Forks, ND	2007	140	7,915	94.13%
Hartford	Fargo, ND	2018	30	1,426	92.51%
Hawn	Fargo, ND	2020	48	2,557	97.89%
Highland Meadows	Bismarck, ND	2011	144	10,629	96.92%
Hunter’s Run I	Fargo, ND	2007	12	483	97.71%
Hunter’s Run II	Fargo, ND	2008	12	518	95.04%
Huntington	Fargo, ND	2015	10	439	99.18%
Islander	Fargo, ND	2011	24	1,407	96.76%
Jadestone	Fargo, ND	2017	18	898	83.60%
Kennedy	Fargo, ND	2013	12	813	99.62%
Library Lane	Grand Forks, ND	2007	60	3,003	91.22%
Madison (FKA Columbine)	Grand Forks, ND	2015	12	740	95.54%
Maple Ridge	Omaha, NE	2008	174	10,822	96.57%
Maplewood	Maplewood, MN	2014	240	17,626	94.12%
Maplewood Bend	Fargo, ND	2009 and 2010	183	7,637	96.69%
Martha Alice	Fargo, ND	2009	24	1,055	97.03%
Mayfair (FKA Colony Manor)	Grand Forks, ND	2008	24	1,319	91.99%
Midtown Plaza	Minot, ND	2004	17,808	1,345	77.48%
Monticello	Fargo, ND	2013	18	989	97.25%
Montreal Courts	Little Canada, MN	2013	444	30,686	94.51%
Morningside	Fargo, ND	2018	17	803	98.40%
Newgate	Bismarck, ND	2022	46	2,473	89.52%
Oak Court	Fargo, ND	2008	81	3,118	96.48%
Oakview Townhomes (FKA Arrowhead)	Grand Forks, ND	2017	82	6,004	97.75%
O'Reilly Auto Store	Mandan, ND	2010	6,300	706	100.00%
Oxford	Fargo, ND	2021	144	10,219	97.54%
Pacific Park I	Fargo, ND	2013	30	1,064	95.51%
Pacific Park II	Fargo, ND	2013	39	1,182	94.54%
Pacific South	Fargo, ND	2013	15	607	96.37%
Park Circle	Fargo, ND	2017	18	937	99.56%
Parkview Arms	Bismarck, ND	2015	62	4,850	92.80%
Parkway Office (FKA Echelon Building)	Fargo, ND	2006	17,000	1,954	100.00%
Parkwest Gardens	West Fargo, ND	2014	142	8,292	96.10%
Parkwood	Fargo, ND	2008	40	1,462	97.77%
Pebble Creek	Bismarck, ND	2008	70	3,396	95.86%

Pinehurst	Fargo, ND	2021	210	14,982	95.31%
Plumtree	Fargo, ND	2017	18	939	99.76%
Prairiewood Court I & II	Fargo, ND	2006 and 2007	60	2,434	90.98%
Prairiewood Meadows	Fargo, ND	2012	88	5,290	93.30%
Prose	Fort Worth, TX	2022	270	55,690	75.19%
Quail Creek	Springfield, MO	2015	164	11,236	95.51%
Redpath	White Bear Lake, MN	2016	25,817	4,017	100.00%
Robinwood	Coon Rapids, MN	2014	120	8,399	93.70%
Rosedale Estates	Roseville, MN	2014	360	26,637	90.13%
Rosegate	Fargo, ND	2008	90	3,608	94.55%
Rosser	Bismarck, ND	2020	24	1,468	95.21%
Roughrider	Grand Forks, ND	2016	12	699	92.64%
Saddlebrook	West Fargo, ND	2008	60	1,804	97.04%
Sage Park (FKA Brighton Village)	New Brighton, MN	2014	240	17,840	94.88%
Sargent	Fargo, ND	2017	36	1,734	94.51%
Schrock	Fargo, ND	2013	18	811	98.63%
SE Maple Grove, LLC****	Maple Grove, MN	2021	161	32,079	59.28%
SE Savage, LLC****	Savage, MN	2021	190	36,794	94.32%
Sheridan Pointe	Fargo, ND	2013	48	2,945	94.96%
Sierra Ridge	Bismarck, ND	2006 and 2011	136	11,165	97.83%
Somerset	Fargo, ND	2008	75	4,027	96.32%
Southgate	Fargo, ND	2007	162	6,581	98.26%
Southview III	Grand Forks, ND	2011	18	776	89.31%
Southview Village	Fargo, ND	2007	72	3,648	97.62%
Spring	Fargo, ND	2013	25	1,053	98.80%
Stanford Court	Grand Forks, ND	2013	96	4,864	90.35%
Stonefield	Bismarck, ND	2014	192	30,096	97.87%
Stony Brook	Omaha, NE	2009	148	11,599	95.45%
Summerfield	Fargo, ND	2015	18	862	97.58%
Summit Point	Fargo, ND	2015	87	7,005	97.86%
Sunchase	Fargo, ND	2017	36	1,878	98.01%
Sunset Ridge	Bismarck, ND	2008 and 2010	180	12,471	96.59%
Sunview	Grand Forks, ND	2008	36	2,073	95.77%
Sunwood Estates	Fargo, ND	2007	80	4,452	92.81%
Thunder Creek	Fargo, ND	2018	57	5,391	94.37%
Titan Machinery	Bismarck, ND	2015	22,293	3,448	100.00%
Titan Machinery	Dickinson, ND	2012	17,760	1,790	100.00%
Titan Machinery	Fargo, ND	2012	29,800	3,336	100.00%
Titan Machinery	Marshall, MN	2011	67,600	5,081	100.00%
Titan Machinery	Minot, ND	2012	23,690	2,630	100.00%
Titan Machinery	North Platte, NE	2016	18,910	1,769	100.00%
Titan Machinery	Sioux City, IA	2013	36,332	4,567	100.00%
Trustmark	Fargo, ND	2020	45,755	13,425	100.00%
Twin Oaks	Hutchinson, MN	2014	80	4,470	97.75%
Twin Parks	Fargo, ND	2008	66	2,596	98.76%
Valley Homes Duplexes	Grand Forks, ND	2015	24	2,572	93.45%
Valley View	Golden Valley, MN	2014	72	7,820	98.99%
Village Park	Fargo, ND	2008	60	2,416	98.82%
Village West	Fargo, ND	2008	80	2,987	95.82%
Walgreens	Alexandria, LA	2009	14,560	4,296	100.00%
Walgreens	Batesville, AR	2009	14,820	7,616	100.00%
Walgreens	Denver, CO	2011	13,390	5,210	100.00%
Walgreens	Fayetteville, AR	2009	14,550	5,810	100.00%
Walgreens	Laurel, MS	2010	14,820	4,542	100.00%
Washington	Grand Forks, ND	2016	17	745	94.30%
Wells Fargo Building	Duluth, MN	2007	95,961	10,801	55.24%
West Oak	Fargo, ND	2017	18	869	97.94%
Westcourt	Fargo, ND	2014	64	3,710	93.43%
Westside	Hawley, MN	2010	14	544	90.67%
Westwind	Fargo, ND	2008	18	633	91.87%
Westwood Estates	Fargo, ND	2008	200	8,277	93.58%
Willow Park	Fargo, ND	2008	102	6,767	94.94%
Wolf Creek	Fargo, ND	2020	54	5,364	99.18%
Woodland Pines (FKA Fredericksburg)	Omaha, NE	2018	173	13,250	95.21%

* 70.00% ownership interest

** 66.67% ownership interest
*** 50.00% ownership interest
**** 60% ownership interest

Geography

Of our 185 properties, 142 are located in North Dakota, with 89 being located in the greater Fargo, North Dakota and Moorhead, Minnesota metropolitan statistical area. The North Dakota region generated approximately 51.9% of our rental revenue for the year ended December 31, 2022.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of the year ended December 31, 2022 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$510,127	52.5%	$70,132	51.9%
Minnesota	305,463	34.6%	51,314	38.0%
Other	155,558	16.0%	13,614	10.1%
	$971,148	103.1%	$135,060	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, the 2022 estimated combined population of the Fargo, West Fargo and Moorhead metro area was 210,903 people.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2022:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	4.0%	3.8%	3.6%	3.6%	3.6%	3.6%	3.5%	3.7%	3.5%	3.7%	3.6%	3.5%
North Dakota (1)	3.1%	2.9%	2.9%	2.8%	2.6%	2.5%	2.3%	2.3%	2.2%	2.3%	2.3%	2.3%
(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Acquisitions and Dispositions

We had eight acquisitions and five dispositions of property during the year ended December 31, 2022. We had five acquisitions and two dispositions of property during the year ended December 31, 2021. We had nine acquisitions and three dispositions of property during the year ended December 31, 2020.

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

For commercial and residential properties, assumptions regarding rental income and expenses are based on the terms of the in-place leases and available historical financial information which is then used to generate projected net operating income.

Numerous estimates and assumptions are necessary to generate projected net operating income for potential commercial and residential acquisitions, and there is no guarantee actual net operating income will equal projected net operating income.

Tenants

Our tenants are varied and consist of individuals and national, regional, and local businesses. Our commercial properties generally attract a mix of tenants. In 2022, 2021 and 2020, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, and medical. Within our office, retail, and industrial properties, we have over 100 tenants who operate in numerous industries, including restaurants, pharmacy, medical, financing, banking, insurance, professional services, technology, wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one-year periods. The following table lists a summary, as of December 31, 2022, of lease expirations on non-residential properties scheduled to occur during each of the ten calendar years from 2023 to 2032 and thereafter, assuming that tenants exercise no renewal options or early termination rights.  Base rents do not include CAM (common area maintenance).

The table is based on leases on December 31, 2022 for our non-residential properties including our unconsolidated affiliates (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring	% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent	Base Rent
Month-to-Month	0	—	0.00%	$—	0.00%
2023	7	23,335	1.81%	234,781	1.05%
2024	19	156,445	12.16%	828,540	3.72%
2025	13	142,130	11.05%	831,440	3.73%
2026	11	150,378	11.69%	1,136,265	5.10%
2027	13	128,878	10.02%	2,695,716	12.09%
2028	7	69,390	5.39%	1,038,051	4.65%
2029	5	86,532	6.73%	484,989	2.17%
2030	13	147,113	11.43%	1,994,416	8.94%
2031	3	111,196	8.64%	1,314,405	5.89%
2032	8	181,795	14.13%	1,668,691	7.48%
Thereafter	7	89,384	6.95%	10,072,420	45.18%
Leased Total	106	1,286,576	100.00%	$22,299,714	100.00%

Mortgage Notes Secured by the Properties

On December 31, 2022, we had $508,305 in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2023	$53,341
2024	22,376
2025	53,130
2026	45,546
2027	77,845
Thereafter	256,067
$508,305

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

Shareholders and Unit Holders

As of March 14, 2023, we had 10,947,790, common shares of beneficial interests outstanding, held by a total of 1,122 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 14, 2023, there were approximately 18,687,896 limited partnership units of our operating partnership outstanding held by approximately 529 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest in lieu of delivering cash. The numbers of common shareholders and limited partners is based on the Company’s records. There is no public trading market for our common shares or the limited partnership units of our Operating Partnership.

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

	Dividends Per		Reinvested
2022 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.287500	$1,146	$1,962	$3,108	(a)
September 30	$0.287500	1,097	1,973	3,070
June 30	$0.287500	1,127	1,910	3,037
March 31	$0.287500	1,130	1,877	3,007
		$4,500	$7,722	$12,222

	Dividends Per		Reinvested
2021 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.265000	$1,024	$1,716	$2,740	(a)
September 30	$0.265000	927	1,780	2,707
June 30	$0.265000	928	1,743	2,671
March 31	$0.265000	963	1,679	2,642
		$3,842	$6,918	$10,760

(a)	Fourth quarter dividends paid on January 17th of the following year, for the year ended December 31, 2022. Fourth Quarter dividends were paid on January 18th of the following year, for the year ended December 31, 2021.

The Trust expects that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions, or the Board determines other action prudent.

Sale of Securities

During the year ended December 31, 2022, the Operating Partnership issued approximately 560,000 limited partnership units valued at $23 per unit for an aggregate consideration of $12,870, for the purchase of real estate investments. The units were sold to accredited investors unaffiliated with the Operating Partnership in private placement transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of such Act. Limited Partners may request, in accordance with the requirements of the redemptions plans, the redemption of their limited partnership units for cash or the exchange of their limited partnership units for common shares of the Trust in lieu of cash for the redemption on a basis of one limited partnership unit for one common share. At the sole and absolute discretion of the Operating partnership, and so long as our redemption plans exist and applicable conditions and limitations are satisfied, the Trust may, acting for itself or in its capacity as General Partner of the Operating Partnership, elect to redeem or exchange such limited partnership units.

Other Sales

During the years ended December 31, 2022, 2021 and 2020, there were no common shares of the Trust issued in exchange for limited partnership units of the operating partnership.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the year ended December 31, 2022

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
October 1-31, 2022	1,000	—	$21.85	1,501,000	1,147,000	$14,870
November 1-30, 2022	1,000	4,000	$21.85	1,502,000	1,151,000	$14,750
December 1-31, 2022	—	3,000	$21.85	1,502,000	1,154,000	$14,684
Total	2,000	7,000

For the year ended December 31, 2022, the Trust redeemed all shares or units for which we received redemption requests.  In addition, for the year ended December 31, 2022, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective January 1, 2022, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $55,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of December 31, 2022, was $14,684. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

Introduction

The following discussion should be read in conjunction with the financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within this section is focused on the years ended December 31, 2022 and 2021, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2020, including year-to-year comparisons between 2021 and 2020, can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 185 properties containing 11,300 apartment units and approximately 1,498,000 square feet of leasable commercial space as of December 31, 2022. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $776,299, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

Critical Accounting Policies and Estimates

Below are the accounting policies and estimates that management believe are critical to the preparation of the audited consolidated financial statements included in this Report. Certain accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this Report. A summary of significant accounting policies is also provided in the aforementioned notes to our consolidated financial statements (see note 2 to the audited consolidated financial statements). These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on evaluation, there was one impairment loss of $561 during the year ended December 31, 2022. There were no impairment losses during the years ended December 31, 2021 and 2020.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the year ended December 31, 2022 included elsewhere in this report.

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

The operating partnership currently directly owns 185 properties. Of these, 143 are residential properties located in North Dakota, Minnesota, Missouri, Nebraska and Texas and are principally multifamily apartment buildings. The remaining 42 are commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, and medical properties.  The Trust’s mix of properties is 78.8% residential and 21.2% commercial (based on cost) with a total carrying value of $776,299 at December 31, 2022. Currently our focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

The following table represents the number of properties the Trust owns in each state as of December 31, 2022:

Residential Property	Location	No. of Properties	Units
	North Dakota	122	7,187
	Minnesota	15	3,040
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		143	11,300

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	9	524,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		42	1,498,000

Management Highlights

●	Increased revenues from rental operations by $5,736 or 4.4% for the year ended December 31, 2022, compared to the year ended December 31, 2021.
●	Eight properties with a total cost of $94,844 were acquired during the year ended December 31, 2022.
●	Disposed of two residential and three commercial properties during the year ended December 31, 2022.
●	Declared dividends aggregating $1.1500 per common share for the year ended December 31, 2022.

Results of Operations for the Years Year Ended December 31, 2022 and 2021

	Year ended December 31, 2022			Year ended December 31, 2021
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$113,968	$21,092	$135,060	$107,284	$22,040	$129,324
Real Estate Expenses
Real Estate Taxes	11,734	2,511	14,245	10,778	2,928	13,706
Property Management	13,778	789	14,567	12,907	1,217	14,124
Utilities	10,901	1,274	12,175	9,031	1,104	10,135
Repairs and Maintenance	24,479	1,812	26,291	21,571	1,956	23,527
Insurance	3,755	105	3,860	3,167	110	3,277
Total Real Estate Expenses	64,647	6,491	71,138	57,454	7,315	64,769
Net Operating Income	$49,321	$14,601	63,922	$49,830	$14,725	64,555
Interest			19,994			18,142
Depreciation and amortization			24,679			22,203
Administration of REIT			5,247			4,381
Other income			(10,530)			(4,609)
Net Income			$24,532			$24,438

Net Income Attributed to:
Noncontrolling Interest			$15,611			$15,644
Sterling Real Estate Trust			$8,921			$8,794
Dividends per share (1)			$1.1500			$1.0600
Earnings per share			$0.8400			$0.8700
Weighted average number of common shares			10,632			10,160

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues totaled approximately $135,060 for the year ended December 31, 2022, which constituted an increase of approximately $5,736 or 4.4% compared to the same period in 2021. Residential property revenues increased approximately $6,684 and commercial property revenues decreased approximately $948.

The following table illustrates the occupancy percentage for the periods ended indicated:

	December 31,	December 31,
	2022	2021
Residential occupancy	93.2%	94.8%
Commercial occupancy	87.0%	80.7%

Residential revenues for the year ended December 31, 2022, increased $6,684 or 6.2%, in comparison to the same period in 2021. Residential properties acquired since January 1, 2021, contributed approximately $5,232 to the increase in total residential revenues. The remaining increase is due to decreased rental incentives caused by increased renewals and general market rent increases at our stabilized properties. Residential revenues comprised 84.4% of total revenues for the year ended December 31, 2022 compared to 83.0% of total revenues for the year ended December 31, 2021. Residential economic occupancy year-over-year decreased 1.6%, during the year ended December 31, 2022.

For the year ended December 31, 2022, total commercial revenues decreased $948 or 4.3%, in comparison to the same period in 2021. The decrease was primarily attributed to the disposition of three commercial properties which accounts for $772 of the decrease during the year ended December 31, 2022 The remaining difference in commercial revenues is related to early termination fees which decreased $173 for the year ended December 31, 2022, as compared to the same period in 2021. The early termination fees will vary from year to year and are dependent on operational leases on commercial properties.

Expenses

Residential expenses from operations of $64,647 during the year ended December 31, 2022 increased $7,193 or 12.5% in comparison to the same period in 2021. The increase is attributed to an increase in repairs and maintenance expense of $2,908 or 13.5%. Properties acquired since January 1, 2021, attributed $937 to the increase in repairs and maintenance expense. Additionally, increased project and upgrade costs, that are considered to be deferred maintenance costs from the year ended 2021, due to COVID-19 restrictions attribute to the increase in repairs and maintenance expense during the year ended December 31, 2022. The increase is also attributed to an increase in property management fees of $871 or 6.7%, an increase in utility expense of $1,870 or 20.7%, as well as an increase in real estate taxes of $956 or 8.9%. The main reason for the increases in property management fees, utility expenses and real estate taxes is related to the properties acquired since January 1, 2021, which account for $665, $559 and $529 of the increase, respectively.

Commercial expenses from operations of $6,491 during the year ended December 31, 2022 decreased $824 or 11.3% in comparison to the same period in 2021. For the year ended December 31, 2022 property management fees decreased by $428 or 35.2%. The decrease is also attributable to a decrease in advertising and marketing expenses in an office building located in Minneapolis, Minnesota in efforts to lease up vacant space. The decrease is also attributed to a decrease in real estate taxes of $417 or 14.2%, due to a property in Minneapolis, Minnesota receiving a real estate tax refund and property in Fargo, ND whose tenant is responsible for real estate taxes in 2022.

Interest expense of $19,994 during the year ended December 31, 2022 increased $1,852 or 10.2% in comparison to the same period in 2021. Interest expense related to financing activities increased by $1,677 during 2022. One property in Minnesota had a secondary mortgage taken out which attributes to $1,036 of the increase. Capitalized interest expense related to construction in progress decreased $154 during the year ended December 31, 2022.

Depreciation and amortization expense of $24,679 during the year ended December 31, 2022 increased $2,476 or 11.2% in comparison to the same period in 2021. Properties acquired since January 1, 2021, contributed approximately $2,122 to the increase in depreciation expense, which is offset by $206 of reduced depreciation expense related to the disposition of four properties during the year ended December 31, 2022. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the years ended December 31, 2022 and 2021 were relatively consistent at 18.3% and 17.2%, respectively.

REIT administration expenses of $5,249 for the year ended December 31, 2022, increased $866 or 19.8% in comparison to the same period in 2021, which is attributed to two joint venture’s development fee of $600 in 2022, and an increase in REIT advisory fees paid of $335.

Other income of $10,530 for the year ended December 31, 2022 increased $5,921 or 128.5% in comparison to the same period in 2021. The increase is primarily attributed to the sale of three commercial and two residential properties for $11,090 in 2022 as compared to only one commercial and one residential properties in 2021 for $1,710. This is offset by the increase in net loss allocations from Sterling’s ownership in six joint ventures for $2,078 in 2022.

Furthermore, the increase is offset by the Trust receiving $1,000 from related parties, in reimbursement for expenses paid that were associated with capital projects in 2021.

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

Construction in progress as of December 31, 2022, consists primarily of construction at several residential properties located in North Dakota and Minnesota. The Prairiewood Meadows construction consists of the re-development of one building due to a fire, a new clubhouse for residents, and parking lot repairs. Current expectations are that the projects will be completed in the first quarter of 2023, and the current budget approximates $3,683, of which $3,085 has been incurred and is included in construction in progress. The Rosedale Estates project is primarily related to a new parking structure. Current expectations are the project will be completed in the first quarter of 2024, and the current budget is approximately $5,142, of which $129 has been incurred and is included in construction in progress. Remaining construction in progress projects are primarily related to building and roof system, roof replacements on multiple residential properties, residential exterior window systems, and new deck systems on multiple residential properties.

The Trust has two on-going developments through ventures in unconsolidated affiliates.

Park Hill Apartments, currently being developed in Dallas, Texas, is expected to be completed in the third quarter of 2023 and the current project budget approximates $53,138 of which $37,714 has been incurred as of December 31, 2022.

Kessler Apartments, currently being developed in Fort Worth, Texas is expected to be completed in the third quarter of 2024 and the current project budget approximates $55,000 of which $8,709 has been incurred as of December 31, 2022.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the years ended December 31, 2022, 2021 and 2020, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Year ended December 31, 2022		Year ended December 31, 2021		Year ended December 31, 2020
		Weighted Avg		Weighted Avg		Weighted Avg
		Shares and		Shares and		Shares and
	Amount	Units	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$8,921	10,632	$8,794	10,160	$9,405	9,694

Add back:
Noncontrolling Interest - Operating Partnership Units	15,628	18,626	15,783	18,235	17,645	18,187
Depreciation & Amortization from continuing operations	24,679		22,203		21,214
Pro rata share of unconsolidated affiliate depreciation and amortization	3,312		718		380
Loss on impairment of real estate investments	561		—		—
Subtract:
Gain on sale of depreciable real estate	(11,090)		(1,710)		(3,383)
Funds from operations applicable to common shares and limited partnership units (FFO)	$42,011	29,258	$45,788	28,395	$45,261	27,881

Liquidity and Capital Resources

Evaluation of Liquidity

We continually evaluate our liquidity and ability to fund future operations, debt obligations, and any repurchase requests. As part of our analysis, we consider among other items, the credit quality of tenants and lease expirations.

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

At December 31, 2022, our unrestricted cash resources consisted of cash and cash equivalents totaling $3,257. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $107,577, which could potentially be used as collateral to secure additional financing in future periods.

The Trust has a $4,915 variable rate (SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $5,000 variable rate (SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. The lines of credit are secured by specific properties. At December 31, 2022, the Bremer lines of credit secured one letter of credit totaling $50, leaving $8,857 available and unused under the agreements. The Trust anticipates renewing the line of credit expiring in the next 12 months to continue to hold it as a cash resource to the Trust.

The sale of our securities and issuance of limited partnership units of the operating partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us.

During the year ended December 31, 2022, we did not sell any common shares in private placements. During the year ended December 31, 2022, we issued 342,000 and 177,000 common shares under the dividend reinvestment plan and optional share purchases, respectively which raised gross proceeds of $11,531. During the year ended December 31, 2021, we did not sell any common shares in private placements. During the year ended December 31, 2021, we issued 363,000 and 203,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively which raised gross proceeds of $10,952.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the year end December 31, 2022, the operating partnership issued approximately 560,000 limited partnership units of the operating partnership valued at $23.00 per unit for an aggregate consideration of approximately $12,870 for the purchase of real estate investments. During the year end December 31, 2021, the Trust issued approximately 144,000 limited partnership units of the operating partnership valued at $20.00 per unit for an aggregate consideration of approximately $2,883 for the purchase of real estate investments.

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

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Net cash flows provided by operating activities	$40,770	$45,055
Net cash flows used in investing activities	$(107,960)	$(59,141)
Net cash flows provided by financing activities	$19,114	$47,107

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

Net cash provided by operating activities was $40,770 and $45,053 for the years ended December 31, 2022 and 2021, respectively, which consists primarily of net income from property operations, adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was $107,960 and $59,119 for the years ended the year ended December 31, 2022 and 2021, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the years ended December 31, 2022 and 2021, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $91,600 and $53,900, respectively. For the years ended December 31, 2022 and 2021, cash flows used in investing activities related to the purchase of securities was $29,130 and $-, respectively. Proceeds received from the sale of real estate investments during the years ended December 31, 2022 and 2021, offset this amount by $25,463 and $5,610, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs, and making principal payments on mortgage notes payable.

Net cash provided by financing activities was $19,114 and $47,107, respectively, for the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, we paid $25,310 in dividends and distributions, redeemed $2,077 of shares and units, received $26,500 from a note payable, received $37,569 from new mortgage notes payable, and made mortgage principal payments of $22,231. For the year ended December 31, 2021, we paid $22,622 in dividends and distributions, redeemed $5,566 of shares and units, received $116,180 from new mortgage notes payable, and made mortgage principal payments of $43,641.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2022, to December 31, 2022 totaling $12,222 or $1.1500 per share, of which $4,507 was cash dividends and $7,715 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $40,770 from our cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Cash flows provided by operations (includes net income of $24,532 and $24,438, respectively)	$40,770	$45,055
Distributions in excess of earnings received from unconsolidated affiliates	504	—
Gain on sales of real estate and non-real estate investments	10,529	1,710
Dividends declared	(12,222)	(10,760)
Excess	$39,581	$36,005

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2022, we declared quarterly distributions totaling $21,482 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, and October 17, 2022, and January 17, 2023. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the year ended December 31, 2021, we declared quarterly distributions totaling $19,319 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, October 15, 2021, and January 18, 2022. Distributions were paid at a rate of $0.2650 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the year ended December 31, 2022, we paid aggregate dividends of $11,854, which were paid with cash flows provided by operating activities. Our funds from operations, or FFO, was $42,011, therefore, our management believes our distribution policy is sustainable over time. For the year ended December 31, 2021, we paid aggregate dividends of $10,629 which were paid with cash flows provided by operating activities. Our FFO was $45,788 for the year ended December 31, 2021. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recent Developments

On January 17, 2023, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2022.

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the year ended December 31, 2022, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $106,033 for the year ended December 31, 2022. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of December 31, 2022, The Trust had $106,033 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before May 1, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements listed below are included in this report

Reports of Independent Registered Public Accounting Firms (PCAOB ID Number 49 and PCAOB ID Number 23)

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

Real Estate and Accumulated Depreciation (Schedule III)

(a)(3) Exhibits

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2022 AND 2021,

AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY AND CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2022, 2021 AND 2020,

INCLUDING NOTES

and

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Trustees of Sterling Real Estate Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Real Estate Trust and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and other comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.Evaluation of real estate investments for impairment

The Company’s real estate investments and related intangible assets were $776.3 million and $5.3 million, respectively, as of December 31, 2022. As described in Note 2, the Company performs impairment testing on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of its real estate investments may not be recoverable. As part of the Company’s impairment indicator analysis, management considers numerous potential indicators of impairment of operating properties. These indicators could include a substantial decline in or continued low occupancy rate, continued difficulty in leasing space, significant financially troubled tenants, a change in plan to sell a property prior to the end of its useful life or holding period, a significant decrease in market price not in line with general market trends, and any other quantitative or qualitative events or factors deemed significant by the Trust’s management or board of trustees. The Company identified indicators of impairment for certain real estate investments and, in such cases, further assessed the assets for recoverability by comparing the net carrying value to estimated future cash flows on an undiscounted basis.

We identified the determination of the existence of impairment indicators for the Company’s real estate investments and related intangible assets as a critical audit matter because of the significant judgments made by management, including the evaluation of the impact of the factors described above. Auditing management’s judgments used in the determination of impairment indicators involved a high degree of auditor judgment and increased audit effort. Further, auditing the Company’s undiscounted cash flow model required a high degree of auditor judgment and increased audit effort as estimates underlying the calculation, including terminal capitalization rates, were based on assumptions affected by expected future market and economic conditions.

Our audit procedures related to the Company’s evaluation of real estate investments for impairment included the following, among others.

We tested the underlying data used in management’s analysis for completeness and accuracy, agreed such data to source documents and the underlying accounting records and evaluated management’s conclusions around potential indicators of impairment.

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

For the Company’s real estate investments that were assessed by management using an undiscounted cash flow model, we inspected relevant industry data to consider market conditions. Further, we tested that the significant assumptions utilized in estimating property undiscounted cash flows, such as terminal capitalization rates, were within an observable market range.

Evaluation of purchase price allocation of real estate acquisitions

As described in Note 2 and 19 to the consolidated financial statements, the transaction consideration exchanged in the Company’s real estate acquisitions during 2022 amounted to $94.8 million. The transactions were accounted for as asset acquisitions and resulted in the Company recording approximately $9.9 million of land and land improvements, approximately $83.6 million of building and improvements and approximately $1.3 million of other net assets and assumed liabilities. Management allocates the purchase price in an asset acquisition to the assets acquired and liabilities assumed based upon their estimated relative fair values at the date of the acquisition.

We identified the allocation of the purchase price to the assets acquired and liabilities assumed in the asset acquisitions referred to above as a critical audit matter because of the significant judgments made by management when determining the estimates of fair value of certain assets acquired. Auditing management’s estimates and judgments involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists, due to the impact these estimates have on the allocation of the purchase price.

Our audit procedures related to the allocation of the purchase price to the assets acquired and liabilities assumed in the asset acquisitions referred to above included the following, among others:

●	We obtained and read the purchase agreements.
●	We tested the underlying data used in management’s fair value estimates for completeness and accuracy and agreed the inputs to source documents.
●	We utilized valuation specialists to assist in performing the following procedures:
o	Evaluated the appropriateness of the valuation methodology utilized by management to estimate fair value.
o	Obtained independently sourced market data for certain significant assumptions, including comparable land sales, market rent, discount rates and capitalization rates, among others, and compared them to management’s estimates.
o	Assessed the reasonableness and recalculated management’s allocation of the purchase price to the assets acquired and liabilities assumed.

/s/ RSM US LLP

We have served as the Company’s auditor since 2021.

Minneapolis, Minnesota

March 15, 2023

PCAOB ID: 49

Report of Independent Registered Public Accounting Firm

To the Shareholders, the Audit and Disclosure Committee, and the Board of Trustees of Sterling Real Estate Trust:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and other comprehensive income, shareholders’ equity and cash flows of Sterling Real Estate Trust (the "Company") for the year ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We served as the Company’s auditor from 2013 until 2021.

Chicago, Illinois

March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$129,682	$125,338
Building and improvements	834,356	763,003
Construction in progress	7,110	8,361
Real estate investments	971,148	896,702
Less accumulated depreciation	(194,849)	(179,155)
Real estate investments, net	776,299	717,547
Cash and cash equivalents	3,257	51,507
Restricted deposits	9,323	9,149
Investment in securities	29,371	—
Investment in unconsolidated affiliates	29,423	18,658
Notes receivable	8,448	7,457
Lease intangible assets, less accumulated amortization	5,290	6,246
Other assets, net	27,312	10,302

Total Assets	$888,723	$820,866

LIABILITIES
Mortgage notes payable, net	$506,167	$493,142
Notes payable	26,500	—
Lines of credit	1,008	—
Dividends payable	8,493	7,567
Tenant security deposits payable	6,368	5,225
Lease intangible liabilities, less accumulated amortization	646	811
Accrued expenses and other liabilities	16,075	18,604
Total Liabilities	565,257	525,349

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Beneficial interest	123,996	116,856
Noncontrolling interest
Operating partnership	183,048	176,954
Partially owned properties	2,640	2,657
Accumulated other comprehensive income (loss)	13,782	(950)
Total Shareholders' Equity	323,466	295,517

	$888,723	$820,866

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$135,060	$129,324	$124,616
Expenses
Expenses from rental operations
Operating expenses	56,893	51,063	47,071
Real estate taxes	14,245	13,706	12,498
Depreciation and amortization	24,679	22,203	21,214
Interest	19,994	18,142	17,097
	115,811	105,114	97,880
Loss on impairment of property	561	—	—
Administration of REIT	5,247	4,381	4,217
Total expenses	121,619	109,495	102,097
Income from operations	13,441	19,829	22,519

Other income
Equity in (losses) gains of unconsolidated affiliates	(2,339)	(261)	263
Other income	1,293	1,935	455
Gain on sale or conversion of real estate investments	11,090	1,710	3,383
Gain on involuntary conversion	1,047	1,225	360
Total other income	11,091	4,609	4,461
Net income	$24,532	$24,438	$26,980
Net income attributable to noncontrolling interest:
Operating partnership	15,628	15,783	17,645
Partially owned properties	(17)	(139)	(70)
Net income attributable to Sterling Real Estate Trust	$8,921	$8,794	$9,405

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.84	$0.87	$0.97

Comprehensive income:
Net income	$24,532	$24,438	$26,980
Other comprehensive gain (loss) - change in fair value of interest rate swaps	14,732	855	(1,842)
Comprehensive income	39,264	25,293	25,138
Comprehensive income attributable to noncontrolling interest	24,989	16,193	16,373
Comprehensive income attributable to Sterling Real Estate Trust	$14,275	$9,100	$8,765

Weighted average common shares outstanding, basic and diluted	10,632	10,160	9,694

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2019	9,436	$131,261	$(28,888)	$102,373	$174,221	$2,416	$37	$279,047
Shares issued under trustee compensation plan	3	64	—	64	—	—	—	64
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	10,293	—	—	10,293
Shares/units redeemed	(127)	(2,321)	—	(2,321)	(1,216)	—	—	(3,537)
Dividends and distributions declared	—	—	(10,256)	(10,256)	(19,322)	—	—	(29,578)
Dividends reinvested - stock dividend	356	6,511	—	6,511	—	—	—	6,511
Issuance of shares under optional purchase plan	187	3,590	—	3,590	—	—	—	3,590
Change in fair value of interest rate swaps	—	—	—	—	—	—	(1,842)	(1,842)
Net income	—	—	9,405	9,405	17,645	(70)	—	26,980
BALANCE AT DECEMBER 31, 2020	9,855	$139,105	$(29,739)	$109,366	$181,621	$2,346	$(1,805)	$291,528
Shares issued pursuant to trustee compensation plan	3	57	—	57	—	—	—	57
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	2,883	—	—	2,883
Shares/units redeemed	(82)	(1,552)	—	(1,552)	(4,014)	—	—	(5,566)
Dividends and distributions declared	—	—	(10,761)	(10,761)	(19,319)	—	—	(30,080)
Dividends reinvested - stock dividend	363	6,888	—	6,888	—	—	—	6,888
Issuance of shares under optional purchase plan	203	4,064	—	4,064	—	—	—	4,064
Change in fair value of interest rate swaps	—	—	—	—	—	—	855	855
Contributions from consolidated real estate entity noncontrolling interests	—	—	—	—	—	450	—	450
Net income	—	—	8,794	8,794	15,783	(139)	—	24,438
BALANCE AT DECEMBER 31, 2021	10,342	$148,562	$(31,706)	$116,856	$176,954	$2,657	$(950)	$295,517
Shares issued pursuant to trustee compensation plan	3	65	—	65	—	—	—	65
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	12,870	—	—	12,870
Shares/units redeemed	(53)	(1,155)	—	(1,155)	(922)	—	—	(2,077)
Dividends and distributions declared	—	—	(12,222)	(12,222)	(21,482)	—	—	(33,704)
Dividends reinvested - stock dividend	341	7,468	—	7,468	—	—	—	7,468
Issuance of shares under optional purchase plan	177	4,063	—	4,063	—	—	—	4,063
Change in fair value of interest rate swaps	—	—	—	—	—	—	14,732	14,732
Net income	—	—	8,921	8,921	15,628	(17)	—	24,532
BALANCE AT DECEMBER 31, 2022	10,810	$159,003	$(35,007)	$123,996	$183,048	$2,640	$13,782	$323,466

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
OPERATING ACTIVITIES
Net income	$24,532	$24,438	$26,980
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale or conversion of real estate investments	(11,090)	(1,710)	(3,383)
Loss on impairment of property	561	—
Gain on involuntary conversion	(1,047)	(1,225)	(360)
Change in fair value of securities	(322)	—
Equity in loss (gain) of unconsolidated affiliates	2,339	261	(263)
Distributions of earnings of unconsolidated affiliates	261	233	361
Allowance for uncollectible accounts receivable	(281)	(667)	540
Depreciation	22,161	20,918	19,770
Amortization	2,518	1,285	1,418
Amortization of debt issuance costs	675	608	634
Effects on operating cash flows due to changes in
Other assets	(209)	807	(177)
Tenant security deposits payable	1,143	349	328
Accrued expenses and other liabilities	(471)	(242)	(1,159)
NET CASH PROVIDED BY OPERATING ACTIVITIES	40,770	45,055	44,689
INVESTING ACTIVITIES
Gross purchase of securities	(29,130)	-	-
Proceeds from maturity of securities	81	-	-
Purchase of real estate investment properties	(81,974)	(35,915)	(13,377)
Capital expenditures and tenant improvements	(9,623)	(18,007)	(31,136)
Proceeds from sale of real estate investments and non-real estate investments	25,463	5,610	12,502
Proceeds from involuntary conversion	1,579	4,095	1,288
Investment in unconsolidated affiliates	(13,869)	(9,493)	(2,264)
Distributions in excess of earnings received from unconsolidated affiliates	504	—	422
Notes receivable issued net of payments received	(991)	(5,431)	(726)
NET CASH USED IN INVESTING ACTIVITIES	(107,960)	(59,141)	(33,291)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(408)	(1,283)	(484)
Payments on investment certificates and subordinated debt	—	(25)	(100)
Principal payments on special assessments payable	—	—	(498)
Proceeds from issuance of mortgage notes payable and subordinated debt	37,569	116,180	71,175
Principal payments on mortgage notes payable	(22,231)	(43,641)	(48,553)
Advances on lines of credit	1,008	818,689	30,964
Payments on lines of credit	—	(818,689)	(30,964)
Proceeds from notes payable	26,500	—	—
Proceeds from issuance of shares under optional purchase plan	4,063	4,064	3,590
Shares/units redeemed	(2,077)	(5,566)	(3,537)
Dividends/distributions paid	(25,310)	(22,622)	(22,738)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	19,114	47,107	(1,145)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(48,076)	33,021	10,253
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	60,656	27,635	17,382
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$12,580	$60,656	$27,635

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$3,257	$51,507	$11,716
Restricted deposits	9,323	9,149	15,919
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$12,580	$60,656	$27,635

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 and 2020 (Continued)

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$19,305	$17,332	$16,491

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$7,468	$6,888	$6,511
Dividends declared and not paid	3,108	2,740	2,608
UPREIT distributions declared and not paid	5,385	4,827	4,838
Shares issued pursuant to trustee compensation plan	65	57	64
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	12,870	2,883	10,293
Increase in land improvements due to increase in special assessments payable	219	235	231
Unrealized gain (loss) on interest rate swaps	14,732	855	(1,842)
Acquisition of assets through assumption of debt and liabilities	406	569	6,193
Capitalized interest and real estate taxes related to construction in progress	91	250	644

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of December 31, 2022 and 2021, Sterling owned approximately 36.60% and 36.22%, respectively, of the operating partnership.

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

As of December 31, 2022, the Trust owned approximately 36.60% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the redemptions plans, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

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

The operating partnership meets the criteria as a variable interest entity (“VIE”). The Trust’s sole significant asset is its investment in the operating partnership. The Trust is the primary beneficiary of the Operating Partnership and accordingly consolidated the Operating Partnership. As a result, substantially all of the Trust’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Trust’s debt is an obligation of the Operating Partnership, and the Trust guarantees the unsecured debt obligations of the Operating Partnership. The Trust may acquire property using a reverse like-kind exchange structure (a “Reverse 1031 Like-Kind Exchange”) under the Code to defer taxable gains on the subsequent sale of real estate property. As such, the acquired property (the “Parked Property”) remains in the possession of a VIE whose legal equity interests are owned by a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the subsequent sale transaction and the Reverse 1031 Like-Kind Exchange are completed. Although the VIE is legally owned by the qualified intermediary, the Trust retains essentially all of the legal and economic benefits and obligations related to the VIE (which holds the legal title to the Parked Property prior to the completion of the Reverse 1031 Like-Kind Exchange) and, as its designated manager, has the key decision-making power over the Parked Property. The VIE (including the Parked Property) is included in the Trust’s consolidated financial statements as a consolidated VIE until legal title is transferred to the Trust upon completion of the Reverse 1031 Like-Kind Exchange.

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

DECEMBER 31, 2022, 2021 AND 2020

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

Based on evaluation, there were was one impairment loss of $561 during the year ended December 31, 2022. There were no impairment losses during the years ended December 2021 and 2020.

Cash and Cash Equivalents and Restricted Deposits

We classify highly liquid investments with a maturity of three months or less when purchased as cash equivalents. Restricted deposits include funds escrowed for tenant security deposits, real estate tax, insurance and mortgage escrows and escrow deposits required by lenders on certain properties to be used for future building renovations or tenant improvements. As of December 31, 2022 and December 31, 2021, the Trust did not hold any U.S. Treasury Bills ‘Securities’ in cash and cash equivalents. As of December 31, 2022, all U.S. Treasury Bills are classified as Level 1 investments in the fair value hierarchy.

Investments in U.S. Treasury Bills

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

Treasury Bills are short-term debt obligations with maturities of one year or less issued by the U.S. Treasury Department and backed by the U.S. Government. Treasury Bills yield no interest, but are issued at a discount to the redemption price. We classify our investments in U.S. Treasury Bills as investments in securities. We use quoted market prices to determine the fair value of our investments in U.S. Treasury Bills.

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings (losses), contributions and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2022, 2021 and 2020.

Other Assets

Other assets are comprised of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

	(in thousands)
Due from related party	$50	$336
Accounts receivable, net	5,821	5,342
Insurance claim receivable	3,846	145
Fair value of interest rate swap	13,782	698
Other assets	181	192
Financing fees, less accumulated amortization	86	18
Lease costs, less accumulated amortization	1,799	2,065
Prepaid expenses	1,747	1,506
Total other assets, net	$27,312	$10,302

Note receivable,

Notes receivable are issued periodically and are secured and interest bearing. The Trust has one note receivable for a commercial tenant  bearing a 6.5% per annum interest rate which matures in 2025.

Accrued Expenses and Other liabilities

Accrued Expenses and other liabilities are comprised of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

	(in thousands)
Special assessments payable	$647	$690
Due to related party	1,408	473
Accounts payable - trade	2,340	3,272
Retainage payable	3	86

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

Fair value of interest rate swap	—	1,648
Deferred insurance proceeds	2	476
Accrued interest expense	1,318	1,323
Accrued real estate taxes	7,275	6,653
Accrued unearned rent	2,936	3,055
Other liabilities	146	928
Total accrued expenses and other liabilities	$16,075	$18,604

Debt Issuance Costs

We amortize external debt issuance costs related to notes and mortgage notes using the effective interest rate method, over the life term of the related debt. We record debt issuance costs net of amortization, on our consolidated balance sheets as an offset to their related debt. We record debt issuance costs related to revolving lines of credit as financing fees in other assets, regardless of whether a balance on the line of credit is outstanding. We record the amortization of all debt issuance costs as interest expense.

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

Partially Owned Properties: The Trust reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Trust that are not wholly owned by the Trust.  The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interest in partially owned properties in the consolidated statements of operations and other comprehensive income.

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

A summary of the tax characterization of the dividends paid to shareholders of the Company’s common stock for the years ended December 31, 2022, 2021 and 2020 follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%	Dividend	%
	2022	2022	2021	2021	2020	2020
Tax status
Ordinary income	$0.6374	55.43%	$0.9833	92.76%	$0.8994	84.95%
Capital gain	—	—%	0.0767	7.24%	—	—%
Return of capital	0.5126	44.57%	—	—%	0.1593	15.05%
	$1.1500	100.00%	$1.0600	100.00%	$1.0587	100.00%

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2022 and 2021 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2019.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted with the purpose that average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $302 and $550 for the years ended December 31, 2022 and 2021, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of December 31, 2022 and 2021, was $3,756 and $3,569, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimated. The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of December 31, 2022, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of December 31, 2022, 2021 and 2020 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods. As the calculation does not include net income attributable to the Operating Partnership, Operating Partnership Units are not included in the calculation, and does not have any impact on earnings per share.

For the years ended December 31, 2022, 2021 and 2020, Sterling’s denominators for the basic and diluted earnings per common share were approximately 10,632,000, 10,160,000, and 9,694,000, respectively.

Reclassifications

Certain reclassifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year’s presentation.  These reclassifications have not changed the results of operations or equity.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying Consolidated Financial Statements.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended December 31, 2022, 2021 and 2020, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements for the years ended December 31, 2022 and 2021.

	Year ended December 31, 2022			Year ended December 31, 2021			Year ended December 31, 2020
	Residential	Commercial	Total	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)			(in thousands)
Income from rental operations	$113,968	$21,092	$135,060	$107,284	$22,040	$129,324	$98,576	$26,040	$124,616
Expenses from rental operations	64,647	6,491	71,138	57,454	7,315	64,769	52,686	6,883	59,569
Net operating income	$49,321	$14,601	$63,922	$49,830	$14,725	$64,555	$45,890	$19,157	$65,047
Depreciation and amortization			24,679			22,203			21,214
Interest			19,994			18,142			17,097
Administration of REIT			5,247			4,381			4,217
Other income			(10,530)			(4,609)			(4,461)
Net income			$24,532			$24,438			$26,980

Segment Assets and Accumulated Depreciation

As of December 31, 2022	Residential	Commercial	Total

	(in thousands)
Real estate investments	$779,424	$191,724	$971,148
Accumulated depreciation	(147,115)	(47,734)	(194,849)
Total real estate investments, net	$632,309	$143,990	$776,299
Lease intangible assets, less accumulated amortization	839	4,451	5,290
Cash and cash equivalents			3,257
Restricted deposits			9,323
Investment in securities			29,371
Investment in unconsolidated affiliates			29,423
Notes receivable			8,448
Other assets, net			27,312
Total Assets			$888,723

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2021	Residential	Commercial	Total

	(in thousands)
Real estate investments	$692,722	$203,980	$896,702
Accumulated depreciation	(133,100)	(46,055)	(179,155)
Total real estate investments, net	$559,622	$157,925	$717,547
Lease intangible assets, less accumulated amortization	—	6,246	6,246
Cash and cash equivalents			51,507
Restricted deposits			9,149
Investment in unconsolidated affiliates			18,658
Notes receivable			7,457
Other assets, net			10,302
Total Assets			$820,866

NOTE 4 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	As of December 31,	As of December 31,
	2022	2021

	(in thousands)
Tenant security deposits	$6,242	$5,165
Real estate tax and insurance escrows	1,336	1,355
Replacement reserves	1,745	1,791
Other funded reserves	—	838
	$9,323	$9,149

NOTE 5 – Investment in unconsolidated affiliates

			Total Investment in Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	December 31, 2022	December 31, 2021
Banner Building	2007	66.67%	$(614)	$60
Grand Forks INREIT, LLC	2003	50%	4,961	2,493
SE Savage, LLC	2019	60%	1,660	2,946
SE Maple Grove, LLC	2019	60%	1,836	2,823
SE Rogers, LLC	2020	60%	2,413	2,986
ST Oak Cliff, LLC	2021	70%	9,098	4,324
SE Brooklyn Park, LLC	2021	60%	2,914	3,026
SE Fossil Creek, LLC	2022	70%	7,155	-
			$29,423	$18,658

The operating partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2022 and 2021 of $6,951 and $6,329, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The operating partnership is a 50% owner of a tenant in common through 100% ownership in a limited liability company. The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at December 31, 2022 and 2021 of $9,520 and $9,794, respectively. The Trust is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

The Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The property is encumbered by a first mortgage with a balance of $30,726 at December 31, 2022. The Trust is jointly and severally liable for the full mortgage balance. At December 31, 2021, the property was encumbered by a first mortgage of $26,210, and a second mortgage to Sterling Properties, LLLP of $6,129. Additionally, at December 31, 2022, SE Savage, LLC has an outstanding Promissory Note with Sterling Properties, LLLP, for $1,397, and is an unsecured obligation of SE Savage, LLC. The note is considered to be additional at-risk funds to the Operating Partnership, in SE Savage, LLC, and is included in Notes Receivable on the Consolidated Balance Sheet at December 31, 2022.

The Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is encumbered by a first mortgage with a balance at both December 31, 2022 and December 31, 2021 of $24,788.  The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at December 31, 2022 and December 31, 2021 of $3,643 and $727, respectively.

The Operating Partnership owns a 60% interest in a limited liability company that is currently developing a multifamily property. The LLC holds land located in Rogers, Minnesota, with total assets of $32,864 and $22,847 at December 31, 2022 and December 31, 2021, respectively.  The entity encumbered by a first mortgage has a balance of $25,742 and $15,688 at December 31, 2022 and December 31, 2021, respectively. The Company is jointly and severally liable for the full mortgage balance. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at December 31, 2022 of $2,938.

The Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of December 31, 2022, the Operating Partnership has contributed $9,300 in cash to the entity. The entity holds land located in Dallas, Texas with total assets of $40,404 and $7,394 at December 31, 2022 and December 31, 2021, respectively. The entity is encumbered by a construction mortgage with a balance of $23,409 at December 31, 2022. There was no balance outstanding related to the construction mortgage at December 31, 2021. The Company is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company, with an unrelated third party. The entity is currently developing a multifamily property. The entity is located in Brooklyn Park, Minnesota, with total assets of $30,490 and $5,478 at December 31, 2022 and December 31, 2021, respectively. The entity is encumbered by a first mortgage that has a balance of $24,448 at December 31, 2022.  There was no balance outstanding related to the first mortgage at December 31, 2021. The Company is jointly and severally liable for the full mortgage balance.

During the second quarter of 2022, the Operating Partnership entered into a joint venture arrangement. Through the joint venture, the Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of December 31, 2022, the Operating Partnership has contributed $7,190 in cash to the entity. The entity holds land located in Fort Worth, Texas with total assets of $11,083 at December 31, 2022.

The following is a summary of the financial position of the unconsolidated affiliates at December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021

	(in thousands)
ASSETS
Real estate investments	$218,747	$134,839
Accumulated depreciation	(16,490)	(10,940)
	202,257	123,899
Cash and cash equivalents	3,093	1,131
Restricted deposits	1,034	650
Intangible assets, less accumulated amortization	542	41
Other assets, net	827	909
Total Assets	$207,753	$126,630

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

LIABILITIES
Mortgage notes payable, net	$152,246	$87,996
Tenant security deposits payable	192	108
Accrued expenses and other liabilities	8,217	8,029
Total Liabilities	$160,655	$96,133
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$47,098	$30,497

Total liabilities and shareholders' equity	$207,753	$126,630

The following is a summary of results of operations of the unconsolidated affiliates for the years ended the years ended December 31, 2022, 2021 and 2020.

	The year ended December 31,
	2022	2021	2020
	(in thousands)
Income from rental operations	$9,545	$4,746	$3,001
Expenses from rental operations	3,668	1,632	928
Net operating income	$5,877	$3,114	$2,073
Depreciation and Amortization	5,678	1,248	688
Interest	4,148	2,275	970
Other Income	(91)	-	(24)
Net (loss) income	$(3,858)	$(409)	$439

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of December 31, 2022	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,528	$(10,960)	$4,568
Above-market leases	1,897	(1,175)	722
	$17,425	$(12,135)	$5,290
Lease Intangible Liabilities
Below-market leases	$(2,379)	$1,733	$(646)

	Lease	Accumulated	Lease
As of December 31, 2021	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,455	$(10,381)	$5,074
Above-market leases	2,617	(1,445)	1,172
	$18,072	$(11,826)	$6,246
Lease Intangible Liabilities
Below-market leases	$(2,525)	$1,714	$(811)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2023	$1,597	$151
2024	757	151
2025	757	151
2026	606	80
2027	498	42
Thereafter	1,075	71
	$5,290	$646

The weighted average amortization period for the intangible assets (in-place leases, above-market leases) and intangible liabilities (below-market leases) acquired as of December 31, 2022 was 2.9 years.

The portion of the purchase price allocated to acquire above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $145, $154, and $186 for the years ended December 31, 2022, 2021 and 2020, respectively, was recorded as a reduction to income from rental operations. Amortization pertaining to below market lease intangibles of $164, $183, and $213 for the years ended December 31, 2022, 2021 and 2020, respectively, was recorded as an increase to income from rental operations.

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $5,000 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. The lines of credit are secured by specific properties. At December 31, 2022, the Bremer line of credit secures one letter of credit totaling $50, leaving $8,857 available and unused under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. As of December 31, 2022 and December 31, 2021, there was a balance of $1,008 and $-, respectively.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage, debt to net worth ratios, and debt yield ratios. As of December 31, 2022 and 2021, no properties were out of compliance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - NOTES PAYABLE

On December 29, 2022, the Trust entered into a $26,500 note payable. The note payable bears interest at a rate of one percentage point under the “Prime Rate” as published in the Wall Street Journal, with principal plus accrued and unpaid interest due and payable on February 1, 2023. The Borrower may prepay the New Promissory Note without penalty. As of December 31, 2021, the Trust did not have any outstanding balances on notes payable.

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	December 31,	December 31,
	2022	2021

	(in thousands)
Fixed rate mortgage notes payable (a)	$508,305	$490,413
Variable rate mortgage notes payable	-	5,237
Mortgage notes payable	508,305	495,650
Less unamortized debt issuance costs	2,138	2,508
	$506,167	$493,142
(a)	Includes $106,033 and $108,734 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2022 and 2021, respectively.

As of December 31, 2022, we had 115 fixed rate mortgage loan with effective interest rates ranging from 2.43% to 6.85% per annum, and a weighted average effective interest rate of 3.79% per annum.

As of December 31, 2021, we had 114 fixed rate and one variable rate mortgage loan with effective interest rates ranging from 2.09% to 6.85% per annum, and a weighted average effective interest rate of 3.83% per annum on fixed rate loans and 2.10% per annum on variable rate loans.

The majority of the Company’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs. Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with the lender. Additionally, certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2022, eight loans were out of compliance due to increased repair and maintenance costs related to unit renovations and increased utility costs. The loans were secured by various properties with a total outstanding balance of $17,687. Annual waivers were received from the lenders on all loans out of compliance as of December 31, 2022. As of December 31, 2021, five loans were out of compliance due increased repair and maintenance costs related to unit renovations, bad debt allowance, and increased vacancies in the North Dakota and Minnesota markets. The loans were secured by various properties with a total outstanding balance of $9,915. Annual waivers were received from the lenders on all loans out of compliance as of December 31, 2021.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2023	$53,341
2024	22,376
2025	53,130
2026	45,546
2027	77,845
Thereafter	256,067
Total payments	$508,305

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

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

As of December 31, 2022, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive (loss) income” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Trust estimates that an additional $2,311 will be reclassified as a decrease to interest expense.

The following table summarizes the Trust’s interest rate swaps designated as cash flow hedges as of December 31, 2022:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,575	3.15%	November 1, 2029
November 1, 2019	$4,572	3.28%	November 1, 2029
January 10, 2020	$2,979	3.39%	January 10, 2030
July 1, 2020	$4,743	2.79%	June 10, 2030
December 2, 2020	$12,362	2.91%	December 2, 2027
July 1, 2021	$25,678	2.99%	July 1, 2031
November 10, 2021	$28,047	3.54%	August 1, 2029
December 1, 2021	$10,813	3.32%	December 1, 2031
August 15, 2022	$1,491	3.07%	June 15, 2030
August 15, 2022	$2,888	3.07%	June 15, 2030
August 15, 2022	$1,614	2.94%	June 15, 2030
August 15, 2022	$4,271	2.94%	June 15, 2030

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Interest rate swaps	12	12	$106,033	$108,734

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	December 31, 2022		December 31, 2021
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$13,782	Other assets, net	$698
Interest rate swaps	Accrued expenses and other liabilities	$—	Accrued expenses and other liabilities	$1,648

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income (loss) for the years ended December 31, 2022 and 2021:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2022		2022
Interest rate swaps	$(14,732)	Interest expense	$94
	2021		2021
Interest rate swaps	$(855)	Interest expense	$670

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties that contain a provision whereby if the Trust defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Trust could also be declared in default on its corresponding derivative obligation. As of December 31, 2022, the termination value of derivatives in a liability position was $0 and the termination value of derivatives in an asset position was $13,782. As December 31, 2022, the Trust has pledged the properties related to the loans which are hedged as collateral.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2022		December 31, 2021
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Investment in securities	$29,371	$29,371	$—	$—
Notes receivable	$8,448	$9,789	$7,457	$9,840
Derivative assets	$13,782	$13,782	$698	$698

Financial liabilities:
Mortgage notes payable	$508,305	$466,245	$495,650	$508,285
Derivative liabilities	$—	$—	$1,648	$1,648

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

DECEMBER 31, 2022, 2021 AND 2020

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2022
Derivative assets	$—	$13,782	$—	$13,782

December 31, 2021
Derivative assets	$—	$698	$—	$698
Derivative liabilities	$—	$1,648	$—	$1,648

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2022
U.S. Treasury Bills	$29,371	$—	$—	$29,371
Mortgage notes payable	$—	$—	$466,245	$466,245
Notes receivable	$—	$—	$9,789	$9,789
December 31, 2021
Mortgage notes payable	$—	$—	$508,285	$508,285
Notes receivable	$—	$—	$9,840	$9,840

U.S. Treasury Bills: The Trust estimates the fair value of its Treasury Bills by using quoted market prices.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 5.75% to 6.00% and from 3.25% to 3.35% December 31, 2022 and 2021, respectively.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The fair value rate ranged from 3.25% to 7.25% December 31, 2021 and 2022, respectively.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2022 and 2021, outstanding limited partnership units totaled 18,730,000 and 18,212,000, respectively. Total aggregate distributions per unit for the years ended December 31, 2022, 2021 and 2020 were $1.1500, $1.0600 and $1.0587,  respectively. The operating partnership declared fourth quarter distributions of $5,385 and $4,827, to limited partners payable in January 2023 and 2022, respectively.

During the year ended December 31, 2022, there were no limited partnership units of the operating partnership exchanged for common shares of the trust.

Provided the Trust’s redemption plan exists, and subject to the conditions and limitations contained in such redemption plan (including, without limitation, applicable holding periods and ownership limitations), and further subject to the conditions and limitations set forth in the LLLP Agreement of the Operating Partnership, a Limited Partner may request the redemption of its limited partnership units for cash (a “Redemption Request”) or the exchange of its limited partnership units for Sterling common shares (an “Exchange Request”). Such request must be made in accordance with the redemption plan. Upon receipt of any Redemption or Exchange Request, as the case may be, the Trust may, at its sole and absolute discretion, acting for itself or as General Partner of the Operating Partnership, elect to redeem or exchange such limited partnership units. The Trust may, in its sole discretion, terminate, amend or suspend the redemption plan if such action is determined to be in the best interest of the Operating Partnership.

NOTE 12 – REDEMPTION PLANS

Our Board of Trustees has approved redemption plans that enable our shareholders to sell their common shares and the partners of our operating partnership to sell their limited partnership units to us, after they have held the securities for at least one year and subject to other conditions and limitations described in the plans.

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $55,000 worth of securities. As of December 31, 2022, there were $14,684 worth of securities left to be redeemed under the redemption plan. Currently, the fixed redemption price is $21.85 per share or unit under the plans which price became effective January 1, 2022. Prior to January 1, 2022, the redemption price was $19.00 per share or unit under the plan. Prior to January 1, 2021, the redemption price was $18.25 per share or unit under the plan.

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

During the years ended December 31, 2022, 2021 and 2020, the Company redeemed 53,000, 82,000 and 127,000 common shares valued at $1,155, $1,552 and $2,321, respectively. In addition, during the years ended December 31, 2022, 2021 and 2020, the Company redeemed 42,000, 211,000 and 66,000 units valued at $922, $4,014 and $1,216, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of December 31, 2022 and 2021, there were 10,810,000 and 10,342,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $1.1500 per share, $1.0600 per share and $1.0587 per share for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The estimated value per common share was $23.00 and $20.00 at December 31, 2022 and 2021, respectively.

Therefore, the purchase price per common share for dividend reinvestments was $21.85 and $19.00 and for additional optional cash purchases was $23.00 and $20.00 at December 31, 2022 and 2021, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten-day notice to participants.

In the year ended December 31, 2022, 342,000 shares were issued pursuant to dividend reinvestments and 177,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2021, 363,000 shares were issued pursuant to dividend reinvestments and 203,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2020, 356,000 shares were issued pursuant to dividend reinvestments and 187,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Trustmark Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Trustmark Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Trustmark Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Mr. Kenneth P. Regan, by Trustee Mr. James S. Wieland, and by President Joel S.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

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

Property Management Fee

During the years ended December 31, 2022, 2021 and 2020, we paid property management and administrative fees to GOLDMARK Property Management, Inc. of $13,833, $12,836, and $12,796, respectively. Management fees which approximate 5% of net collected rents, account for $5,499, $5,271, and $4,851 of these fees during the years ended December 31, 2022, 2021 and 2020. In addition, during the years ended December 31, 2022, 2021, and 2020, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $7,744, $6,536, and $6,549, respectively

Advisory Agreement

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

The below table summarizes the fees incurred to our Advisor.

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Fee:
Advisory	$3,683	$3,348	$3,116
Acquisition	$1,321	$375	$708
Disposition	$703	$146	$319
Financing	$83	$224	$133
Project Management	$450	$572	$365

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees payable to our Advisor.

	Payable at
	December 31,	December 31,
	2022	2021

	(in thousands)
Fee:
Advisory	$632	$296
Acquisition	$387	$-
Development	$-	$79
Disposition	$72	$-
Financing	$-	$38
Project Management	$12	$98

Operating Partnership Units Issued in Connection with Acquisitions

During the year ended December 31, 2022, 510,000 Operating Partnership units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $11,741.

During the year ended December 31, 2021, there were no Operating Partnership units issued directly or indirectly, to affiliated entities.

During the year ended December 31, 2020, 208,000 Operating Partnership units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $4,671.

Commissions

During the years ended December 31, 2022, 2021 and 2020, we incurred real estate commissions of $567, $312, and $633, respectively, to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of December 31, 2022, there were commissions of $183 payable to GOLDMARK Commercial Real Estate. As of December 2021 and 2020, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

During the years ended December 31, 2022, 2021 and 2020, we incurred real estate commissions of $418, $217, and $308, respectively to GOLDMARK Property Management. As of December 31, 2022, there were commissions of $92 payable to GOLDMARK Property Management. As of December 31, 2021 and 2020 there were no unpaid commissions to GOLDMARK Property Management.

Rental Income

During the years ended December 31, 2022, 2021 and 2020, we received rental income of $130, $106, and $85, respectively, under an operating lease agreement with our Advisor.

During the years ended December 31, 2022, 2021 and 2020, we received no rental income, $19, and $57, respectively, under an operating lease agreement with GOLDMARK Commercial Real Estate, Inc.

During the years ended December 31, 2022, 2021 and 2020, we received rental income of $267, $294, and $268, respectively, under operating lease agreements with GOLDMARK Property Management, Inc.

During the years ended December 31, 2022, 2021 and 2020, we received rental income of $859, $404, and $484, respectively, under operating lease agreements with Bell Bank.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

Other operational costs

During the years ended December 31, 2022, 2021 and 2020, the Trust incurred $207, $276, and $240, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. At December 31, 2022 and 2021, there were no operational outstanding liabilities and $128, respectively.

During the years ended December 31, 2022 and 2020, the Trust received did not receive related parties reimbursement for expenses paid that were associated with capital projects. During the year ended December 31, 2021, the Trust received $1,000 from related parties for reimbursement for expenses paid that were associated with capital projects. No reimbursements for operational receivables were received during the year ended December 31, 2022. At December 31, 2022, operational receivables outstanding due from related parties was $50 and $336, respectively.

Debt Financing

At December 31, 2022 and 2021, the Trust had $64,123 and $66,365, respectively, of outstanding principal on loans entered into with Bell Bank. During the years ended December 31, 2022, 2021 and 2020, the Trust incurred interest expense on debt held with Bell Bank of $2,480, $2,508, and $2,438, respectively. Accrued interest at December 31, 2022 and 2021, related to this debt was $130 and $148, respectively.

A December 31, 2022 and 2021, the Trust had $26,500 and $-, respectively, of outstanding principal on notes payable entered into with Bell Bank. During the years ended December 31, 2022, 2021 and 2020, the Trust did not incur interest expense on note payable held with Bell Bank.

Mezzanine Financing

The Trust offers mezzanine financing to joint ventures, see note 5 for investment in unconsolidated affiliates.

As of December 31, 2022 and 2021, Sterling issued $5,854 and $6,855, respectively, in second mortgage financing to related entities.

During the years ended December 31, 2022 and 2021, the Trust earned interest income of $350 and $212, respectively, related to the second mortgage financing. No interest income was earned during the year ended December 31, 2020.

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial segment as well as Director and Officer general and liability coverage. At December 31, 2022, 2021, and 2020 total premiums incurred for this policy were $48, $166 and $118, respectively.

Tenant Improvement Arrangements

During the year ended December 31, 2021, the Trust paid $2,782 in tenant improvement costs associated with a lease agreement with Trustmark Enterprises, Inc. There were no tenant improvement costs incurred during the years ended December 31, 2022 and 2020. At December 31, 2022, no costs were owed to related parties for tenant improvement costs.

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

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

engaged by ST Oak Cliff Dallas, LLC to oversee the development of the property. Further, Mr. Regan is also a partner in Trumont Construction, the company who was engaged to oversee the day-to-day construction operations of the property.

During the years ended December 31, 2022 and 2021, the Trust incurred and paid $411 and $256, respectively, in development fees to Trumont Group. No such fees were paid during the year ended December 31, 2020. At December 31, 2022 the Trust owed $- and $51, respectively, in development fees to Trumont Group.

During the years ended December 31, 2022 and 2021, the Trust incurred and paid $799 and $71, respectively, in construction fees to Trumont Construction. No such fees were paid during the year ended December 31, 2020. At December 31, 2022 the Trust owed $71 and $29, respectively, in construction fees to Trumont Construction.

During the years ended December 31, 2022 and 2021, the Trust incurred and paid $639 and $41, respectively, in general construction costs to Trumont Construction. No such fees were paid during the year ended December 31, 2020. At December 31, 2022 there was $81 of general construction costs were owed to Trumont Construction. At December 31, 2021, no general construction costs were owed to Trumont Construction.

NOTE 16 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less.

Commercial properties are leased to tenants under terms expiring at various dates through 2038. Lease terms often include renewal options.

As of December 31, 2022, we derived 84.4% of our revenues from residential leases that are generally for terms of one-year or less. The residential leases may include lease income related to such items as parking, storage and non-refundable deposits that we treat as a single lease component because amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of December 31, 2022, we derived 15.6% of our revenues from commercial leases primarily under long-term lease agreements.  Substantially all commercial leases contain fixed escalations, or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $302 for the year ended December 31, 2022, and increased revenue by $550 for the year ended December 31, 2021. The straight-line receivable balance included in other assets on the consolidated balance sheets as of the years ended December 31, 2022 and 2021 was $3,756 and $3,569 respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

Lease income related to the Trust’s operating leases is comprised of the following:

	Year ended December 31, 2022
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$109,769	$16,091	$125,860
Lease income related to variable lease payments	—	4,510	4,510
Other (a)	(804)	332	(472)
Lease Income (b)	$108,965	$20,933	$129,898

(a)	For the year ended December 31, 2022, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the year ended December 31, 2022, of $5,162, which is accounted for under the revenue recognition standard.

	Year ended December 31, 2021
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$103,039	$16,490	$119,529
Lease income related to variable lease payments	—	4,576	4,576
Other (c)	(538)	630	92
Lease Income (d)	$102,501	$21,696	$124,197

(c)	For the year ended December 31, 2021, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(d)	Excludes other rental income for the year ended December 31, 2021, of $5,127, which is accounted for under the revenue recognition standard.

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2022 are as follows:

Years ending December 31,	Amount
(in thousands)
2023	$15,216
2024	14,940
2025	14,556
2026	13,156
2027	11,719
Thereafter	42,734
$112,321

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

DECEMBER 31, 2022, 2021 AND 2020

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

NOTE 18 – DISPOSITIONS

During the year ended December 31, 2022, the Operating Partnership sold five properties. We sold a retail property located in Savage, Minnesota for a sale price of $2,700 and recognized a gain of $1,328 in March 2022. We sold a residential property located in Moorhead, Minnesota for a sale price of $6,400 and recognized a gain of $2,012 in May 2022. We sold an office property located in Edina, Minnesota for a sale price of $15,320 and recognized a gain of $6,728 in August 2022. We sold a residential property located in East Grand Forks, MN for a sale price of $1,200 and recognized a loss of $171 in September 2022. We sold a retail property located in Bloomington, Minnesota for a sale price of $2,888 and recognized a gain of $1,193 in December 2022.

During the year ended December 31, 2021, the Operating Partnership sold two properties. We sold a retail property located in Waite Park, Minnesota, for a sale price of $900 and recognized a gain of $2 in April 2021. We sold a residential property located in Moorhead, Minnesota, for a sale price of $4,950 and recognized a gain of $1,708 in June 2021.

During the year ended December 31, 2020, the Operating Partnership sold three properties. We sold a retail property located in Apple Valley, Minnesota, for a sale price of $3,670 and recognized a gain of $1,456 in March 2020. We sold an office property located in St. Cloud, Minnesota, for a sale price of $2,050 and recognized a gain of $1 in May 2020. We sold an office property located in Bismarck, North Dakota for a sale price of $7,000 and recognized a gain of $1,926 in December 2020.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

NOTE 19 –ACQUISITIONS

The Company acquired the following properties during the year ended December 31, 2022.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Acquisition Cost
2/28/22	Deer Park	Hutchinson, MN	Apartment Complex	138 units	$15,073
5/31/22	Desoto Estates	Grand Forks, ND	Apartment Complex	68 units	5,863
5/31/22	Desoto Townhomes	Grand Forks, ND	Townhomes	24 units	3,226
5/31/22	Desoto Apartments	East Grand Forks, MN	Apartment Complex	24 units	1,230
6/10/22	Diamond Bend	Mandan, ND	Apartment Complex	78 units	10,919
9/13/22	Newgate Apartments	Bismarck, ND	Apartment Complex	46 units	2,444
12/1/22	Chandler 1898	Grand Forks, ND	Apartment Complex	12 units	498
12/29/22	Prose Fossil Creek	Fort Worth, TX	Apartment Complex	270 units	55,591

					$94,844

The acquisition of Prose Fossil Creek was made utilizing a Reverse 1031 Like-Kind Exchange that was entered into at closing. As such, as of December 29, 2022, Prose Fossil Creek is in the possession of a qualified intermediary engaged to execute the Reverse 1031 Like-Kind Exchange until the sale transaction and the Reverse 1031 Like-Kind Exchange are completed. The Trust retains essentially all of the legal and economic benefits and obligations related to Prose Fossil Creek prior to the completion of the Reverse 1031 Like-Kind Exchange. Accordingly, Prose Fossil Creek is included in the Trust’s consolidated financial statements as a consolidated VIE until legal title is transferred to the Trust upon completion of the Reverse 1031 Like-Kind Exchange.

Total consideration given for acquisitions the year ended December 31, 2022 was completed through issuing approximately 560,000 limited partnership units of the operating partnership valued at $23.00 per unit for an aggregate consideration of approximately $12,870. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance.

The Company acquired the following properties during the year ended December 31, 2021.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Purchase Price
6/1/21	Flagstone	Fargo, ND	Apartment Complex	120 units	$7,723
6/1/21	Brownstone	Fargo, ND	Apartment Complex	72 units	4,362
6/1/21	Briar Pointe	Fargo, ND	Apartment Complex	30 units	1,929
7/1/21	Oxford	Fargo, ND	Apartment Complex	144 units	10,066
7/1/21	Pinehurst	Fargo, ND	Apartment Complex	210 units	14,718

					$38,798

Total consideration given for acquisitions the year ended December 31, 2021 was completed through issuing approximately 144,000 limited partnership units of the operating partnership valued at $20.00 per unit for an aggregate consideration of approximately $2,883. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance.

The Company acquired the following properties during the year ended December 31, 2020.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

1/12/20	Wolf Creek	Fargo, ND	Apartment complex	54 units	$5,227
1/31/20	Columbia Park Village	Grand Forks, ND	Apartment complex	12 units	642
3/1/20	Belmont East & West	Bismarck, ND	Apartment complex	5,348 sq. ft.	1,568

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022, 2021 AND 2020

(Dollar amounts in thousands, except share and per share data)

3/1/20	Eastbrook	Bismarck, ND	Apartment complex	24 units	1,358
3/1/20	Hawn	Fargo, ND	Apartment complex	48 units	2,524
3/1/20	Rosser	Bismarck, ND	Apartment complex	24 units	1,359
8/28/20	Trustmark (a)	Fargo, ND	Office building	units	6,588
9/15/20	Foxtail Townhomes	Fargo, ND	Apartment complex	30 units	1,434
12/17/20	Evergreen Terrace	Omaha, NE	Apartment complex	144 units	2,970

					$23,670

Total consideration given for acquisitions during the year ended December 31, 2020, was completed through issuing approximately 535,000 limited partnership units of the operating partnership valued at $19.25 per unit for an aggregate consideration of approximately $10,293.  The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance.

In 2022, cash flows were reclassified to updated presentation resulting prior period to be updated to align with reclassification. The following table summarizes the allocation of the purchase price, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Year Ended
	December 31,
	2022	2021	2020
Real estate investment acquired	$93,515	$39,344	$29,775
Acquired lease intangible assets	1,732	-	46
Assumed Assets	3	23	38
Total Assets Acquired	$95,250	$39,367	$29,859
Other liabilities	(406)	(569)	(6,189)
Net assets acquired	94,844	38,798	23,670
Equity/limited partnership unit consideration	(12,870)	(2,883)	(10,293)
Net cash consideration	$81,974	$35,915	$13,377

NOTE 20 - SUBSEQUENT EVENTS

On January 1, 2023, Damon K. Gleave and Michael P. Carlson owned shares in Trustmark Enterprises, Inc.

On January 13, 2023, the Trust obtained financing on a residential property for $27,500.

On January 13, 2023, the Trust paid off a note for $26,500 with Bell Bank that was set to mature on February 1, 2023.

On January 17, 2023, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2022.

On February 24, 2023, Barry L. Schmeiss resigned as Chief Investment Officer of the Trust.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Industrial			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	Fargo, ND	$2,487	$820	$2,554	$60	$(94)	$880	$2,460	$3,340	$641	08/29/2012	40
Titan Machinery	Bismarck, ND	2,069	950	1,395	32	—	982	1,395	2,377	279	01/28/2015	40
Titan Machinery	Dickinson, ND	1,816	354	1,096	400	—	754	1,096	1,850	297	07/30/2012	40
Titan Machinery	Fargo, ND	2,471	781	1,947	515	—	1,296	1,947	3,243	499	10/30/2012	40
Titan Machinery	Marshall, MN	4,674	300	3,648	81	—	381	3,648	4,029	1,026	11/01/2011	40
Titan Machinery	Minot, ND	—	618	1,654	—	—	618	1,654	2,272	431	08/01/2012	40
Titan Machinery	North Platte, NE	—	325	1,269	—	—	325	1,269	1,594	223	01/29/2016	40
Titan Machinery	Sioux City, IA	3,699	315	2,472	—	—	315	2,472	2,787	572	10/25/2013	40
Total		$17,216	$4,463	$16,035	$1,088	$(94)	$5,551	$15,941	$21,492	$3,968

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Land			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Taco Bell	Denver, CO	$389	$669	$—	$—	$—	$669	$—	$669	$—	06/14/2011
West 80	Rochester, MN	—	1,364	—	—	—	1,364	—	1,364	—	08/29/2016
Total		$389	$2,033	$—	$—	$—	$2,033	$—	$2,033	$—

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Medical			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life	Bismarck, ND	$2,091	$306	$2,255	$11	$123	$317	$2,378	$2,695	$968	01/03/2008	9	-	40
Bio-Life	Grand Forks, ND	2,150	457	2,230	1	158	458	2,388	2,846	994	01/03/2008	10	-	40
Bio-Life	Janesville, WI	1,786	250	1,857	—	123	250	1,980	2,230	819	01/03/2008	9	-	40
Bio-Life	Mankato, MN	2,271	390	2,111	280	1,154	670	3,265	3,935	1,273	01/03/2008	11	-	40
Bio-Life	Marquette, MI	—	213	2,793	—	123	213	2,916	3,129	1,170	01/03/2008	9	-	40
Bio-Life	Onalaska, WI	1,723	208	1,853	—	323	208	2,176	2,384	880	01/03/2008	11	-	40
Bio-Life	Oshkosh, WI	1,773	293	1,705	—	146	293	1,851	2,144	785	01/03/2008	10	-	40
Bio-Life	Sheboygan, WI	2,022	623	1,611	—	248	623	1,859	2,482	768	01/03/2008	10	-	40
Bio-Life	Stevens Point, WI	1,935	119	2,184	—	123	119	2,307	2,426	941	01/03/2008	9	-	40
Total		$15,751	$2,859	$18,599	$292	$2,521	$3,151	$21,120	$24,271	$8,598

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Amberwood	Grand Forks, ND	$2,376	$426	$3,304	$3	$178	$429	$3,482	$3,911	$552	09/13/2016	20	-	40
Arbor I/400	Bismarck, ND	350	73	516	4	65	77	581	658	142	06/04/2013		40
Arbor II/404	Bismarck, ND	358	73	538	6	43	79	581	660	128	11/01/2013		40
Arbor III/406	Bismarck, ND	356	71	536	7	43	78	579	657	128	11/01/2013		40
Ashbury	Fargo, ND	2,287	314	3,774	26	25	340	3,799	4,139	578	12/19/2016		40
Auburn II	Fargo, ND	825	105	883	12	87	117	970	1,087	372	03/23/2007	20	-	40
Autumn Ridge	Grand Forks, ND	5,162	1,072	8,875	44	67	1,116	8,942	10,058	3,687	08/16/2004	9	-	40
Barrett Arms	Crookston, MN	723	37	1,001	—	177	37	1,178	1,215	241	01/02/2014		40
Bayview	Fargo, ND	2,350	284	3,447	59	2,020	343	5,467	5,810	1,455	12/31/2007	20	-	40
Belmont East and West	Bismarck, ND	742	167	1,424	2	8	169	1,432	1,601	102	03/1/2020		40
Berkshire	Fargo, ND	401	31	406	7	53	38	459	497	155	03/31/2008	20	-	40
Betty Ann	Fargo, ND	421	74	738	6	140	80	878	958	267	08/31/2009		40
Birchwood 1	Fargo, ND	228	72	342	4	42	76	384	460	46	12/01/2017		40
Birchwood 2	Fargo, ND	1,342	234	2,099	52	288	286	2,387	2,673	290	12/01/2017		40
Bradbury Apartments	Bismarck, ND	1,791	1,049	4,922	—	81	1,049	5,003	6,052	532	10/24/2018		40
Briar Pointe	Fargo, ND	1,283	384	1,551	—	—	384	1,551	1,935	61	06/01/2021		40
Bridgeport	Fargo, ND	4,839	613	7,676	14	61	627	7,737	8,364	1,174	12/19/2016		40
Bristol Park	Grand Forks, ND	2,801	985	3,976	—	779	985	4,755	5,740	804	02/01/2016		40
Brookfield	Fargo, ND	1,945	228	1,958	30	318	258	2,276	2,534	761	08/01/2008	20	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(Dollar amounts in thousands)

Brownstone	Fargo, ND	2,891	780	3,610	—	—	780	3,610	4,390	143	06/01/2021		40
Cambridge (FKA 44th Street)	Fargo, ND	1,614	333	1,845	4	237	337	2,082	2,419	480	02/06/2013		40
Candlelight	Fargo, ND	1,583	613	1,221	(326)	589	287	1,810	2,097	412	11/30/2012		40
Carling Manor	Grand Forks, ND	498	69	656	1	61	70	717	787	250	03/31/2008		40
Carlton Place	Fargo, ND	5,885	703	7,070	96	714	799	7,784	8,583	2,576	09/01/2008	20	-	40
Carr	Fargo, ND	583	66	759	4	41	70	800	870	116	01/17/2017		40
Cedars 4	Fargo, ND	—	134	1,068	—	29	134	1,097	1,231	111	12/31/2018		40
Chandler 1802	Grand Forks, ND	613	133	1,114	—	108	133	1,222	1,355	256	01/02/2014		40
Chandler 1834	Grand Forks, ND	399	112	552	—	39	112	591	703	61	09/1/2018		40
Chandler 1866	Grand Forks, ND	318	31	270	—	59	31	329	360	130	01/03/2005	20	-	40
Chandler 1898	Grand Forks, ND	—	114	357	—	—	114	357	471	1	12/1/2022		40
Cherry Creek (FKA Village)	Grand Forks, ND	—	173	1,435	1	274	174	1,709	1,883	534	11/01/2008		40
Cityside Apartments	Fargo, ND	676	192	1,129	6	62	198	1,191	1,389	126	11/30/2018		40
Columbia Park Village I	Grand Forks, ND	295	102	546	—	—	102	546	648	41	01/31/2020		40
Columbia West	Grand Forks, ND	2,379	294	3,367	1	591	295	3,958	4,253	1,298	09/01/2008	20	-	40
Country Club	Fargo, ND	1,006	252	1,252	2	240	254	1,492	1,746	410	05/02/2011	20	-	40
Countryside	Fargo, ND	593	135	677	—	68	135	745	880	203	05/02/2011		40
Courtyard	St. Louis Park, MN	2,865	2,270	5,681	—	794	2,270	6,475	8,745	1,466	09/03/2013	5	-	40
Dakota Manor	Fargo, ND	1,391	249	2,236	20	182	269	2,418	2,687	486	08/07/2014		40
Danbury	Fargo, ND	4,572	381	5,869	211	653	592	6,522	7,114	2,317	12/31/2007	20	-	40
Dellwood Estates	Anoka, MN	6,177	844	9,924	—	861	844	10,785	11,629	2,468	05/31/2013		40
Deer Park	Hutchinson, MN	8,838	1,784	12,545	—	—	1,784	12,545	14,329	287	02/28/2022		40
Desoto Estates	Grand Forks, ND	4,155	955	4,869	—	—	955	4,869	5,824	81	05/31/2022		40
Desoto Townhomes	Grand Forks, ND	1,589	464	2,767	—	—	464	2,767	3,231	46	05/31/2022		40
Diamond Bend	Mandan, ND	6,825	722	9,789	—	—	722	9,789	10,511	143	06/10/2022		40
Eagle Run	West Fargo, ND	3,659	576	5,787	128	180	704	5,967	6,671	1,822	08/12/2010		40
Eagle Sky I	Bismarck, ND	801	115	1,292	—	104	115	1,396	1,511	248	03/01/2016		40
Eagle Sky II	Bismarck, ND	801	135	1,279	—	173	135	1,452	1,587	245	03/01/2016		40
East Bridge	Fargo, ND	3,143	792	5,396	1	301	793	5,697	6,490	770	07/03/2017		40
Eastbrook	Bismarck, ND	639	145	1,233	—	—	145	1,233	1,378	87	01/31/2020		40
Echo Manor	Hutchinson, MN	911	141	875	—	118	141	993	1,134	215	01/02/2014	20	-	40
Emerald Court	Fargo, ND	—	66	830	11	180	77	1,010	1,087	340	03/31/2008	20	-	40
Essex	Fargo, ND	525	212	642	—	68	212	710	922	98	06/01/2017		40
Evergreen Terrace	Omaha, NE	5,060	820	7,573	—	84	820	7,657	8,477	399	12/17/2020		40
Fairview	Bismarck, ND	2,502	267	3,978	39	918	306	4,896	5,202	1,527	12/31/2008	20	-	40
Flagstone	Fargo, ND	5,110	1,535	6,258	—	—	1,535	6,258	7,793	248	06/01/2021		40
Flickertail	Fargo, ND	4,799	426	5,590	76	1,674	502	7,264	7,766	2,132	12/31/2008		40
Forest Avenue	Fargo, ND	324	61	637	8	64	69	701	770	166	02/06/2013		40
Foxtail Creek Townhomes	Fargo, ND	—	267	1,221	—	—	267	1,221	1,488	71	09/15/2020		40
Galleria III	Fargo, ND	667	118	681	2	292	120	973	1,093	237	11/09/2010		40
Garden Grove	Bismarck, ND	4,089	606	6,073	—	168	606	6,241	6,847	1,050	05/04/2016	5	-	40
Georgetown on the River	Fridley, MN	16,522	4,620	23,833	8	4,117	4,628	27,950	32,578	5,451	12/19/2014	5	-	40
Glen Pond	Eagan, MN	35,566	3,761	20,569	38	960	3,799	21,529	25,328	5,842	12/02/2011	20	-	40
Glen Pond Addition	Eagan, MN	6,056	876	15,408	—	—	876	15,408	16,284	899	09/30/2020		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(Dollar amounts in thousands)

Granger Court I	Fargo, ND	1,908	279	1,926	25	301	304	2,227	2,531	479	06/04/2013	20	-	40
Hannifin	Bismarck, ND	403	81	607	5	52	86	659	745	147	11/01/2013		40
Harrison and Richfield	Grand Forks, ND	4,904	756	6,346	7	321	763	6,667	7,430	2,578	07/01/2007	5	-	40
Hartford Apartments	Fargo, ND	833	154	1,233	—	14	154	1,247	1,401	132	10/1/2018		40
Hawn	Fargo, ND	1,491	280	2,277	—	—	280	2,277	2,557	161	03/01/2020		40
Highland Meadows	Bismarck, ND	5,440	1,532	8,513	—	457	1,532	8,970	10,502	1,271	05/01/2017	5	-	40
Hunters Run I	Fargo, ND	473	50	419	5	(2)	55	417	472	163	03/23/2007		40
Hunters Run II	Fargo, ND	430	44	441	2	—	46	441	487	160	07/01/2008		40
Huntington	Fargo, ND	314	86	309	4	15	90	324	414	60	08/04/2015		40
Islander	Fargo, ND	732	98	884	49	115	147	999	1,146	270	07/01/2011		40
Jadestone	Fargo, ND	498	212	554	—	127	212	681	893	90	06/01/2017		40
Kennedy	Fargo, ND	354	84	588	7	91	91	679	770	161	02/06/2013	20	-	40
Library Lane	Grand Forks, ND	2,006	301	2,332	16	189	317	2,521	2,838	937	10/01/2007	20	-	40
Madison	Grand Forks, ND	272	95	497	—	100	95	597	692	102	09/01/2015		40
Maple Ridge	Omaha, NE	7,749	766	5,608	59	3,715	825	9,323	10,148	2,582	08/01/2008	20	-	40
Maplewood	Maplewood, MN	8,556	3,120	11,655	—	2,411	3,120	14,066	17,186	2,537	12/19/2014	5	-	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	Fargo, ND	4,235	783	5,839	1	491	784	6,330	7,114	1,899	01/01/2009	20	-	40
Martha Alice	Fargo, ND	421	74	738	6	183	80	921	1,001	279	08/31/2009	20	-	40
Mayfair	Grand Forks, ND	—	80	1,043	4	123	84	1,166	1,250	394	07/01/2008	20	-	40
Monticello	Fargo, ND	544	60	752	14	111	74	863	937	184	11/08/2013	20	-	40
Montreal Courts	Little Canada, MN	16,802	5,809	19,565	15	3,605	5,824	23,170	28,994	4,961	10/02/2013	5	-	40
Morningside Apartments	Fargo, ND	458	85	673	—	42	85	715	800	71	11/30/2018		40
Newgate	Bismarck, ND	1,503	538	1,755	—	—	538	1,755	2,293	15	09/13/2022		40
Oak Court	Fargo, ND	2,502	270	2,210	29	436	299	2,646	2,945	899	04/30/2008	28	-	40
Oakview Townhomes	Grand Forks, ND	3,473	822	4,698	1	471	823	5,169	5,992	767	01/11/2017		40
Oxford	Fargo, ND	6,679	1,655	8,563	—	—	1,655	8,563	10,218	321	07/01/2021		40
Pacific Park I	Fargo, ND	526	95	777	3	130	98	907	1,005	205	02/06/2013		40
Pacific Park II	Fargo, ND	450	111	865	4	140	115	1,005	1,120	225	02/06/2013		40
Pacific South	Fargo, ND	278	58	459	2	16	60	475	535	114	02/06/2013		40
Park Circle	Fargo, ND	547	196	716	7	17	203	733	936	102	06/01/2017		40
Parkview Arms	Bismarck, ND	—	373	3,845	—	365	373	4,210	4,583	784	05/13/2015	5	-	40
Parkwest Gardens	West Fargo, ND	3,010	713	5,712	39	1,390	752	7,102	7,854	1,396	06/30/2014	20	-	40
Parkwood	Fargo, ND	—	126	1,143	14	23	140	1,166	1,306	407	08/01/2008		40
Pebble Creek	Bismarck, ND	3,588	260	2,818	31	(62)	291	2,756	3,047	958	03/19/2008	20	-	40
Pinehurst	Fargo, ND	9,716	2,368	12,614	—	—	2,368	12,614	14,982	473	07/01/2021		40
Plumtree	Fargo, ND	516	100	782	—	29	100	811	911	114	05/01/2017		40
Prairiewood Courts	Fargo, ND	—	308	1,730	28	143	336	1,873	2,209	725	09/01/2006	20	-	40
Prairiewood Meadows	Fargo, ND	3,781	736	852	11	367	747	1,219	1,966	232	09/30/2012		40
Prose Fossil Creek	Fort Worth, TX	—	5,451	46,811	—	—	5,451	46,811	52,262	98	12/29/2022		40
Quail Creek	Springfield, MO	5,317	1,529	7,396	—	1,656	1,529	9,052	10,581	1,537	02/03/2015	5	-	40
Robinwood	Coon Rapids, MN	4,129	1,380	6,133	—	711	1,380	6,844	8,224	1,333	12/19/2014		40
Rosedale Estates	Roseville, MN	13,916	4,680	20,591	—	836	4,680	21,427	26,107	4,289	12/19/2014	5	-	40
Rosegate	Fargo, ND	2,888	251	2,978	49	132	300	3,110	3,410	1,136	04/30/2008	20	-	40
Rosser	Bismarck, ND	688	156	1,216	—	86	156	1,302	1,458	88	03/01/2020		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(Dollar amounts in thousands)

Roughrider	Grand Forks, ND	373	100	448	—	117	100	565	665	93	08/01/2016	5	-	40
Saddlebrook	West Fargo, ND	1,306	148	1,262	203	105	351	1,367	1,718	462	12/31/2008		40
Sage Park	New Brighton, MN	9,307	2,520	13,985	—	1,061	2,520	15,046	17,566	3,031	12/19/2014	5	-	40
Sargent	Fargo, ND	940	164	1,529	4	17	168	1,546	1,714	233	01/10/2017		40
Schrock	Fargo, ND	425	71	626	3	66	74	692	766	152	06/04/2013		40
Sheridan Pointe	Fargo, ND	1,976	292	2,387	21	39	313	2,426	2,739	547	10/01/2013		40
Sierra Ridge	Bismarck, ND	6,575	754	8,795	151	863	905	9,658	10,563	2,987	09/01/2006		40
Somerset	Fargo, ND	—	300	3,400	43	57	343	3,457	3,800	1,235	07/01/2008		40
Southgate	Fargo, ND	4,744	803	5,267	20	64	823	5,331	6,154	2,015	07/01/2007	20	-	40
Southview III	Grand Forks, ND	—	99	522	1	116	100	638	738	170	08/01/2011		40
Southview Villages	Fargo, ND	2,376	268	2,483	16	645	284	3,128	3,412	1,012	10/01/2007	20	-	40
Spring	Fargo, ND	429	76	822	75	24	151	846	997	210	02/06/2013	20	-	40
Stanford Court	Grand Forks, ND	—	291	3,866	—	454	291	4,320	4,611	997	02/06/2013	20	-	40
Stonefield-Phase I	Bismarck, ND	7,500	2,804	11,060	227	802	3,031	11,862	14,893	2,273	08/01/2014	20	-	40
Stonefield-Phase II	Bismarck, ND	4,766	1,201	3,678	486	5,754	1,687	9,432	11,119	1,345	10/23/2014		40
Stonefield-Phase III	Bismarck, ND	—	1,079	—	238	—	1,317	—	1,317	—	10/23/2014
Stonybrook	Omaha, NE	6,124	1,439	8,003	—	1,574	1,439	9,577	11,016	3,088	01/20/2009	20	-	40
Summerfield	Fargo, ND	469	129	599	6	82	135	681	816	120	08/04/2015		40
Summit Point	Fargo, ND	3,284	681	5,434	22	449	703	5,883	6,586	1,020	10/01/2015	20	-	40
Sunchase	Fargo, ND	1,011	181	1,563	14	86	195	1,649	1,844	234	05/01/2017		40
Sunset Ridge	Bismarck, ND	10,813	1,759	9,560	36	145	1,795	9,705	11,500	3,234	06/06/2008	9	-	40
Sunview	Grand Forks, ND	—	144	1,578	2	241	146	1,819	1,965	587	12/31/2008	20	-	40
Sunwood	Fargo, ND	2,491	358	3,252	38	541	396	3,793	4,189	1,304	07/01/2007	20	-	40
Thunder Creek	Fargo, ND	2,645	633	4,063	1	551	634	4,614	5,248	525	03/1/2018	25	-	40
Twin Oaks	Hutchinson, MN	5,203	816	3,245	—	149	816	3,394	4,210	692	10/01/2014		40
Twin Parks	Fargo, ND	—	119	2,072	43	227	162	2,299	2,461	757	10/01/2008	20	-	40
Valley Homes Duplexes	Grand Forks, ND	998	356	1,668	1	418	357	2,086	2,443	390	01/22/2015		40
Valley View	Golden Valley, MN	4,107	1,190	6,076	—	458	1,190	6,534	7,724	1,274	12/19/2014	5	-	40
Village Park	Fargo, ND	609	219	1,932	51	80	270	2,012	2,282	725	04/30/2008		40
Village West	Fargo, ND	2,154	357	2,274	61	126	418	2,400	2,818	836	04/30/2008		40
Washington	Grand Forks, ND	350	74	592	—	75	74	667	741	108	05/04/2016		40
Westcourt	Fargo, ND	2,294	287	2,914	28	195	315	3,109	3,424	702	01/02/2014	5	-	40
West Oak	Fargo, ND	608	85	692	47	36	132	728	860	116	01/17/2017		40
Westside	Hawley, MN	456	59	360	—	99	59	459	518	127	02/01/2010		40
Westwind	Fargo, ND	561	49	455	1	95	50	550	600	206	04/30/2008	20	-	40
Westwood	Fargo, ND	3,108	597	6,341	91	764	688	7,105	7,793	2,378	06/05/2008	20	-	40
Willow Park	Fargo, ND	3,228	288	5,286	39	799	327	6,085	6,412	1,943	12/31/2008		40
Wolf Creek	Fargo, ND	2,979	1,082	4,210	—	28	1,082	4,238	5,320	319	01/12/2020		40
Woodland Pines	Omaha, NE	6,047	842	10,596	—	1,372	842	11,968	12,810	1,199	11/30/2018		40
Total		$400,085	$93,455	$588,087	$3,013	$57,599	$96,468	$645,686	$742,154	$122,246

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Office			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
32nd Avenue	Fargo, ND	$4,763	$635	$3,298	$87	$1,226	$722	$4,524	$5,246	$1,651	03/16/2004	3	-	40
Bell Plaza	Bloomington, MN	30,662	6,912	34,672	—	4,635	6,912	39,307	46,219	11,707	08/13/2015	3	-	40
Trustmark	Fargo, ND	6,915	2,089	4,718	14	6,298	2,103	11,016	13,119	712	08/28/2020		40
First International Bank & Trust	Moorhead, MN	—	210	712	5	88	215	800	1,015	295	05/13/2011	10	-	40
Four Points	Fargo, ND	—	70	1,238	—	175	70	1,413	1,483	520	10/18/2007	5	-	40
Gate City	Grand Forks, ND	—	382	893	1	810	383	1,703	2,086	405	03/31/2008		40
Goldmark Office Park	Fargo, ND	12,362	1,160	11,788	65	8,832	1,225	20,620	21,845	5,289	07/01/2007	1	-	40
Great American Bldg	Fargo, ND	1,064	511	1,290	22	447	533	1,737	2,270	760	02/01/2005	28	-	40
Midtown Plaza	Minot, ND	1,103	30	1,213	—	97	30	1,310	1,340	565	01/01/2004	5	-	40
Parkway office building (FKA Echelon)	Fargo, ND	1,619	278	1,491	42	82	320	1,573	1,893	611	05/15/2007	9	-	40
Redpath	White Bear Lake, MN	2,849	1,195	1,787	—	—	1,195	1,787	2,982	309	02/01/2016		40
Wells Fargo Center	Duluth, MN	—	600	7,195	(115)	2,740	485	9,935	10,420	3,537	07/11/2007	4	-	40
Total		$61,337	$14,072	$70,295	$121	$25,430	$14,193	$95,725	$109,918	$26,361

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(Dollar amounts in thousands)

Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
Retail	to company	to acquisition (a)	carried at close of period	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Applebees	Coon Rapids, MN	—	750	875	8	—	758	875	1,633	281	03/09/2010	40
Dairy Queen	Apple Valley, MN	1,898	845	828	—	—	845	828	1,673	90	09/17/2018	40
Dairy Queen	Dickinson, ND	—	329	658	1	—	330	658	988	181	01/19/2012	40
Dairy Queen	Moorhead, MN	—	243	787	2	—	245	787	1,032	230	05/13/2011	20
Family Dollar	Mandan, ND	—	166	649	—	54	166	703	869	198	12/14/2010	40
OReilly	Mandan, ND	—	115	449	—	27	115	476	591	138	12/14/2010	40
Walgreens	Alexandria, LA	548	1,090	2,973	—	—	1,090	2,973	4,063	969	12/18/2009	28	-	40
Walgreens	Batesville, AR	4,623	472	6,405	—	—	472	6,405	6,877	2,162	07/09/2009	40
Walgreens	Denver, CO	2,984	2,349	2,358	—	—	2,349	2,358	4,707	683	06/14/2011	40
Walgreens	Fayetteville, AR	3,474	636	4,732	—	—	636	4,732	5,368	1,597	07/09/2009	40
Walgreens	Laurel, MS	—	1,280	2,984	—	—	1,280	2,984	4,264	933	07/30/2010	40
Total	$13,527	$8,275	$23,698	$11	$81	$8,286	$23,779	$32,065	$7,462
Grand Totals	$508,305	$125,157	$716,714	$4,525	$85,537	$129,682	$802,251	$931,933	$168,635

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(Dollar amounts in thousands)

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.
(b)	The changes in total real estate investments for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Balance at January 1,	$896,702	$845,288	$802,028
Purchase of real estate investments	103,252	63,299	57,799
Sale and disposal of real estate investment	(26,960)	(8,184)	(15,467)
Property held for sale	—	1,578	(1,578)
Provision for asset impairment	(561)	—	—
Construction in progress not yet placed in service	(1,285)	(5,279)	2,506
Balance at December 31,	$971,148	$896,702	$845,288

(c)	The changes in accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Balance at January 1,	$179,155	$160,575	$146,316
Depreciation expense	22,161	20,917	19,770
Property held for sale	—	749	(749)
Sale and disposal of real estate investment	(6,467)	(3,086)	(4,762)
Balance at December 31,	$194,849	$179,155	$160,575

(d)	The aggregate cost of our real estate for federal income tax purposes is $763,298.

Exhibit Index

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit Description	with	Form	ending	Exhibit	Date
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002		10-12G		3.1	03/10/11
3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014		8-K		5.02	06/24/14
3.3	Amended and Restated Bylaws dated June 2, 2020		8-K		3.1	06/03/20
4.1	Sterling Third Amended and Restated Declaration of Trust dated June 23, 2016		8-K		4.1	06/29/16
4.2	Amended and Restated Share Redemption Plan effective January 1, 2021		8-K		99.1	09/29/21
4.3	Amended and Restated Unit Repurchase Plan effective January 1, 2021		8-K		99.2	09/29/21
4.4	Description of Registrant’s Securities		10-K	12/31/2019	4.11	03/13/20
10.1	Third Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated January 1, 2014		8-K		5.04	06/24/14
10.2	Amended and Restated Dividend Reinvestment Plan effective June 25, 2020		8-K		10.3	06/30/20
10.3	Amendment to Certificate of Limited Liability Partnership of Sterling Properties, LLLP dated August 1, 2014		8-K		5.03	06/24/14
10.4	Form of Secured Promissory Note (15-Year Note) dated as of December 19, 2014		8-K		10.3	12/23/14
10.5	Form of Secured Promissory Note (10-Year Note) dated as of December 19, 2014		8-K		10.4	12/23/14
10.6	Form of Mortgage, Security Agreement and Fixture Filing dated as of December 19, 2014		8-K		10.5	12/23/14
10.7	Form of Promissory Note dated as of December 19, 2014		8-K		10.6	12/23/14
10.8	Form of Mortgage dated as of December 19, 2014		8-K		10.7	12/23/14
10.9	Form of Commercial Security Agreement dated as of December 19, 2014		8-K		10.8	12/23/14
10.10	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan approved June 18, 2015		8-K		10.1	06/23/15
10.11	Form of Promissory Note dated as of August 13, 2015		8-K		10.2	08/18/15
10.12	Form of Mortgage, Security Agreement and Fixture Filing dated as of August 13, 2015		8-K		10.3	08/18/15
10.13	Amendment No. 1 to Amended and Restated Independent Trustee Stock Plan		8-K		99.3	04/04/18
10.14	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan dated March 25, 2021		8-K		10.1	03/31/21
10.15	Eleventh Amended and Restated Advisory Agreement, dated April 1, 2022		8-K		10.1	03/29/22
10.16	Bell Bank Promissory Note, dated December 29, 2022 between Bell Bank and Sterling Properties, LLLP, together with commercial Guaranty of Sterling Real Estate Trust, dated December 29, 2022		8-K		10.1	01/04/23
16.1	Letter of Baker Tilly US, LLP dated March 31, 2021 to the SEC regarding statements in Item 4.01(a)		8-K		16.1	03/31/21
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm - RSM, LLP	X
23.2	Consent of Independent Registered Public Accounting Firm - Baker Tilly US, LLP	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Financial Officer	X
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X
101

The following materials from Sterling Real Estate Trust’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2022 and 2020; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and; (v) Notes to Consolidated Financial Statements

		X
104	Cover Page Interactive Data File, formatted in IXBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2023

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth P. Regan (Kenneth P. Regan)	Chief Executive Officer and Trustee (Principal Executive Officer)	March 15, 2023

/s/ Damon K. Gleave (Damon K. Gleave)	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 15, 2023

/s/ Lance R. Wolf (Lance R. Wolf)	Chairman of the Board of Trustees	March 15, 2023

/s/ Ann L. Christenson (Ann L. Christenson)	Trustee	March 15, 2023

/s/ Timothy L. Haugen (Timothy L. Haugen)	Trustee	March 15, 2023

/s/ Timothy A. Hunt (Timothy A. Hunt)	Trustee	March 15, 2023

/s/ Michelle L. Korsmo (Michelle L. Korsmo)	Trustee	March 15, 2023

/s/ Mark T. Polovitz (Mark T. Polovitz)	Trustee	March 15, 2023

/s/ James S. Wieland (James S. Wieland)	Trustee	March 15, 2023