Form 10-Q
period 2023-03-31
Sterling Real Estate Trust
filed 2023-05-10
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2023
Common Shares of Beneficial Interest, $0.01 par value per share	11,043,189

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2023 (UNAUDITED) and December 31, 2022

	March 31,	December 31,
	2023	2022

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$129,982	$129,682
Building and improvements	837,190	834,356
Construction in progress	6,086	7,110
Real estate investments	973,258	971,148
Less accumulated depreciation	(200,576)	(194,849)
Real estate investments, net	772,682	776,299
Cash and cash equivalents	12,064	3,257
Restricted deposits	9,245	9,323
Investment in securities	10,111	29,371
Investment in unconsolidated affiliates	29,889	29,423
Notes receivable	9,789	8,448
Lease intangible assets, less accumulated amortization	4,589	5,290
Other assets, net	24,789	27,312

Total Assets	$873,158	$888,723

LIABILITIES
Mortgage notes payable, net	$529,775	$506,167
Notes payable	—	26,500
Lines of credit	—	1,008
Dividends payable	8,520	8,493
Tenant security deposits payable	6,569	6,368
Lease intangible liabilities, less accumulated amortization	609	646
Accrued expenses and other liabilities	13,648	16,075
Total Liabilities	559,121	565,257

COMMITMENTS and CONTINGENCIES - Note 13

SHAREHOLDERS' EQUITY
Beneficial interest	123,681	123,996
Noncontrolling interest
Operating partnership	176,352	183,048
Partially owned properties	2,600	2,640
Accumulated other comprehensive income	11,404	13,782
Total Shareholders' Equity	314,037	323,466

	$873,158	$888,723

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME

FOR THE THREE MONTHS ENDED March 31, 2023 and 2022 (UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$35,180	$32,916
Expenses
Expenses from rental operations
Operating expenses	18,122	14,689
Real estate taxes	3,799	3,497
Depreciation and amortization	6,552	5,782
Interest	5,355	4,845
	33,828	28,813
Administration of REIT	1,311	1,217
Total expenses	35,139	30,030
Income from operations	41	2,886

Other income
Equity in (losses) of unconsolidated affiliates	(1,136)	(1,141)
Other income	407	290
Gain on sale or conversion of real estate investments	—	1,329
Gain on involuntary conversion	—	25
Total other (loss) income	(729)	503
Net (loss) income	$(688)	$3,389
Net (loss) income attributable to noncontrolling interest:
Operating partnership	(408)	2,145
Partially owned properties	(40)	30
Net (loss) income attributable to Sterling Real Estate Trust	$(240)	$1,214

Net (loss) income attributable to Sterling Real Estate Trust per common share, basic and diluted	$(0.02)	$0.12

Comprehensive income:
Net (loss) income	$(688)	$3,389
Other comprehensive (loss) gain - change in fair value of interest rate swaps	(2,378)	6,524
Comprehensive (loss) income	(3,066)	9,913
Comprehensive (loss) income attributable to noncontrolling interest	(1,948)	6,342
Comprehensive (loss) income attributable to Sterling Real Estate Trust	$(1,118)	$3,571

Weighted average common shares outstanding, basic and diluted	10,952	10,465

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2023 and 2022 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2021	10,342	$148,562	$(31,706)	$116,856	$176,954	$2,657	$(950)	$295,517
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	10,180	—		10,180
Shares/units redeemed	(18)	(401)	—	(401)	(335)	—	—	(736)
Dividends and distributions declared	—	—	(3,007)	(3,007)	(5,359)	—	—	(8,366)
Dividends reinvested - stock dividend	79	1,716	—	1,716	—	—	—	1,716
Issuance of shares under optional purchase plan	57	1,313	—	1,313	—	—	—	1,313
Change in fair value of interest rate swaps	—	—	—	—	—	—	6,524	6,524
Net income	—	—	1,214	1,214	2,145	30	—	3,389
BALANCE AT MARCH 31, 2022	10,460	$151,190	$(33,499)	$117,691	$183,585	$2,687	$5,574	$309,537

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2022	10,810	$ 159,003	($ 35,007)	$ 123,996	$ 183,048	$ 2,640	$ 13,782	$ 323,466
Shares/units redeemed	(8)	(181)	-	(181)	(915)	-	-	(1,096)
Dividends and distributions declared	-	-	(3,147)	(3,147)	(5,373)	-	-	(8,520)
Dividends reinvested - stock dividend	90	1,962	-	1,962	-	-	-	1,962
Issuance of shares under optional purchase plan	56	1,291	-	1,291	-	-	-	1,291
Change in fair value of interest rate swaps	-	-	-	-	-	-	(2,378)	(2,378)
Net loss	-	-	(240)	(240)	(408)	(40)	-	(688)
BALANCE AT MARCH 31, 2023	10,948	$ 162,075	($ 38,394)	$ 123,681	$ 176,352	$ 2,600	$ 11,404	$ 314,037

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2023 and 2022 (UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
OPERATING ACTIVITIES
Net (loss) income	$(688)	$3,389
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Gain on sale or conversion of real estate investments	—	(1,329)
Change in fair value of securities	(109)	—
Equity in loss of unconsolidated affiliates	1,136	1,141
Distributions of earnings of unconsolidated affiliates	—	4
Allowance for uncollectible accounts receivable	(225)	(544)
Depreciation	5,801	5,390
Amortization	751	392
Amortization of debt issuance costs	153	157
Effects on operating cash flows due to changes in
Other assets	434	1,583
Tenant security deposits payable	201	362
Accrued expenses and other liabilities	(2,980)	(3,088)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,474	7,457
INVESTING ACTIVITIES
Proceeds from maturity of securities	19,369	—
Purchase of real estate investment properties	—	(4,893)
Capital expenditures and tenant improvements	(1,782)	(2,402)
Proceeds from sale of real estate investments and non-real estate investments	—	2,622
Proceeds from involuntary conversion	—	261
Investment in unconsolidated affiliates	(2,261)	(6,444)
Distributions in excess of earnings received from unconsolidated affiliates	659	105
Notes receivable issued net of payments received	(1,341)	564
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,644	(10,187)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(158)	(95)
Proceeds from issuance of mortgage notes payable and subordinated debt	30,250	12,867
Principal payments on mortgage notes payable	(6,637)	(3,931)
Payments on lines of credit	(1,008)	—
Payment on notes payable	(26,500)	—
Proceeds from issuance of shares under optional purchase plan	1,291	1,313
Shares/units redeemed	(1,096)	(736)
Dividends/distributions paid	(6,531)	(5,851)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,389)	3,567
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	8,729	837
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	12,580	60,656
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$21,309	$61,493

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$12,064	$49,854
Restricted deposits	9,245	11,639
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$21,309	$61,493

(Continued)

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2023 and 2022 (UNAUDITED) (Continued)

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$5,061	$4,698

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$1,962	$1,716
Dividends declared and not paid	3,147	3,007
UPREIT distributions declared and not paid	5,373	5,359
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	—	10,180
Increase in land improvements due to increase in special assessments payable	300	—
Unrealized (loss) gain on interest rate swaps	(2,378)	6,524
Acquisition of assets through assumption of debt and liabilities	—	(15,073)
Capitalized interest and real estate taxes related to construction in progress	—	23

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

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

Sterling previously established an operating partnership (Sterling Properties, LLLP or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of March 31, 2023 and December 31, 2022, Sterling owned approximately 36.94% and 36.60%, respectively, of the Operating Partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three months ended March 31, 2023. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of March 31, 2023 the Trust owned approximately 36.94% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the redemptions plans, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

Based on evaluation, there were no impairment losses during the three months ended March 31, 2023 and 2022.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2023 and December 31, 2022, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2018.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of March 31, 2023, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three months ended March 31, 2023 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2023 and 2022, Sterling’s denominators for the basic and diluted earnings per common share were approximately 10,952,000 and 10,465,000, respectively.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three months ended March 31, 2023 and 2022, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$29,920	$5,260	$35,180	$27,494	$5,422	$32,916
Expenses from rental operations	20,203	1,718	21,921	16,508	1,678	18,186
Net operating income	$9,717	$3,542	$13,259	$10,986	$3,744	$14,730
Depreciation and amortization			6,552			5,782
Interest			5,355			4,845
Administration of REIT			1,311			1,217
Other loss (income)			729			(503)
Net (loss) income			$(688)			$3,389

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of March 31, 2023	Residential	Commercial	Total

	(in thousands)
Real estate investments	$781,600	$191,658	$973,258
Accumulated depreciation	(151,675)	(48,901)	(200,576)
Total real estate investments, net	$629,925	$142,757	$772,682
Lease intangible assets, less accumulated amortization	328	4,261	4,589
Cash and cash equivalents			12,064
Restricted deposits			9,245
Investment in securities			10,111
Investment in unconsolidated affiliates			29,889
Notes receivable			9,789
Other assets, net			24,789
Total Assets			$873,158

As of December 31, 2022	Residential	Commercial	Total

	(in thousands)
Real estate investments	$779,424	$191,724	$971,148
Accumulated depreciation	(147,115)	(47,734)	(194,849)
Total real estate investments, net	$632,309	$143,990	$776,299
Lease intangible assets, less accumulated amortization	839	4,451	5,290
Cash and cash equivalents			3,257
Restricted deposits			9,323
Investment in securities			29,371
Investment in unconsolidated affiliates			29,423
Notes receivable			8,448
Other assets, net			27,312
Total Assets			$888,723

NOTE 4 – restricted deposits and funded reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of March 31,	As of December 31,
	2023	2022

	(in thousands)
Tenant security deposits	$6,410	$6,242
Real estate tax and insurance escrows	1,051	1,336
Replacement reserves	1,784	1,745
	$9,245	$9,323

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	March 31, 2023	December 31, 2022
Banner Building	2007	66.67%	$(444)	$(614)
Grand Forks INREIT, LLC	2003	50%	5,057	4,961
SE Savage, LLC	2019	60%	1,479	1,660
SE Maple Grove, LLC	2019	60%	1,277	1,836
SE Rogers, LLC	2020	60%	2,019	2,413
ST Oak Cliff, LLC	2021	70%	8,922	9,098
SE Brooklyn Park, LLC	2021	60%	2,354	2,914
SE Fossil Creek, LLC	2022	70%	9,225	7,155
			$29,889	$29,423

The Operating Partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2023 and December 31, 2022 of $6,860 and $6,951, respectively.

The Operating Partnership is a 50% owner of a tenant in common through 100% ownership in a limited liability company. The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at March 31, 2023 and December 31, 2022 of $9,453 and $9,520, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is encumbered by a first mortgage with a balance at March 31, 2023 of $30,622 and $30,726, respectively. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at March 31, 2023 and December 31, 2021 of $744 and $1,397, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that that holds a multifamily property. The entity is encumbered by a construction mortgage with a balance at both March 31, 2023 and December 31, 2022 of $24,788. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at both March 31, 2023 and December 31, 2022 of $3,643. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that is currently developing a multifamily property. The LLC holds land located in Rogers, Minnesota, with total assets of $33,853 and $32,864 at March 31, 2023 and December 31, 2022, respectively. The entity is encumbered by a construction mortgage with a balance at both March 31, 2023December 31, 2022 of $25,742. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at March 31, 2023 and December 31, 2022 of $3,292 and $2,938, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of both March 31, 2023 and December 31, 2022, the Operating Partnership has contributed $9,300, in cash to the entity. The entity holds land located in Dallas, Texas with total assets of $45,481 and $40,404 at March 31, 2023 and December 31, 2022, respectively. The entity is encumbered by a construction mortgage

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

with a balance outstanding related to the mortgage at March 31, 2023 and December 31, 2022 of $28,659 and $23,409, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company, with an unrelated third party. The entity is currently developing a multifamily property. The entity is located in Brooklyn Park, Minnesota, with total assets of $30,822 and $30,490 at March 31, 2023 and December 31, 2022, respectively. The entity is encumbered by a construction mortgage that has a balance of $24,592 and $24,448 at March 31, 2023 and December 31, 2022, respectively. The entity is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at March 31, 2023 of $1,659.  There was no outstanding balance related to the second mortgage as December 31, 2022. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnerships owns a 70% interest in a limited liability company, with a related party.  The entity is currently developing a multifamily property.  As of March 31, 2023 and December 31, 2022 the Operating Partnership has contributed $9,275 and $7,190, respectively, in cash to the entity.  The entity holds land located in Fort Worth Texas with total assets of $20,731 and $11,083 at March 31, 2023 and December 31, 2022, respectively.  The entity is encumbered by a construction mortgage with a balance outstanding related to the mortgage at March 31, 2023 of $2,726.  There was no outstanding balance related to the mortgage at December 31, 2022. The Trust is jointly and severally liable for the full mortgage balance.

The following is a summary of the financial position of the unconsolidated affiliates at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022

	(in thousands)
ASSETS
Real estate investments	$234,751	$218,747
Accumulated depreciation	(18,966)	(16,490)
	215,785	202,257
Cash and cash equivalents	2,815	3,093
Restricted deposits	1,297	1,034
Note receivable	1,224	—
Intangible assets, less accumulated amortization	822	542
Other assets, net	724	827
Total Assets	$222,667	$207,753

LIABILITIES
Mortgage notes payable, net	$161,649	$152,246
Tenant security deposits payable	248	192
Accrued expenses and other liabilities	13,180	8,217
Total Liabilities	$175,077	$160,655
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$47,590	$47,098

Total liabilities and shareholders' equity	$222,667	$207,753

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of results of operations of the unconsolidated affiliates for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023	2022

	(in thousands)
Income from rental operations	$3,707	$1,730
Expenses from rental operations	1,778	812
Net operating income	$1,929	$918
Depreciation and Amortization	2,492	1,827
Interest	1,344	1,012
Other expense	(85)	10
Net loss	$(1,822)	$(1,931)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of March 31, 2023	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,528	$(11,632)	$3,896
Above-market leases	1,897	(1,204)	693
	$17,425	$(12,836)	$4,589
Lease Intangible Liabilities
Below-market leases	$(2,380)	$1,771	$(609)

	Lease	Accumulated	Lease
As of December 31, 2022	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,528	$(10,960)	$4,568
Above-market leases	1,897	(1,175)	722
	$17,425	$(12,135)	$5,290
Lease Intangible Liabilities
Below-market leases	$(2,379)	$1,733	$(646)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2023 (April 1, 2023 - December 31, 2023)	$896	$113
2024	757	151
2025	757	151
2026	606	80
2027	498	42
Thereafter	1,075	72
	$4,589	$609

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $5,000 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. The lines of credit are secured by specific properties. At March 31, 2023, the Bremer Bank line of credit secures one letter of credit totaling $50, leaving $9,865 available and unused under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. There was no balance outstanding on either line at March 31, 2023 and $1,008 at December 31, 2022.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

NOTE 8 - NOTES PAYABLE

On December 29, 2022, the Trust entered into a $26,500 note payable. The note payable bears interest at a rate of one percentage point under the “Prime Rate” as published in the Wall Street Journal, with principal plus accrued and unpaid interest due and payable on February 1, 2023. The Borrower may prepay the New Promissory Note without penalty. As of March 31, 2023, the Trust did not have any outstanding balance on the note payable. As of December 31, 2022, the balance on the note payable was $26,500.

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	March 31,	December 31,
	2023	2022

	(in thousands)
Fixed rate mortgage notes payable (a)	$531,918	$508,305
Variable rate mortgage notes payable	-	-
Mortgage notes payable	531,918	508,305
Less unamortized debt issuance costs	2,143	2,138
	$529,775	$506,167
(a)	Includes $105,340 and $108,734 of variable rate mortgage debt that was swapped to a fixed rate at March 31, 2023 and December 31, 2022, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2023 (April 1, 2023 - December 31, 2023)	$46,741
2024	22,433
2025	53,190
2026	73,110
2027	77,912
Thereafter	258,532
Total payments	$531,918

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

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

As of March 31, 2023, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. During the next 12 months, the Trust estimates that an additional $3,039 will be reclassified as a decrease to interest expense.

The following table summarizes the Trust’s interest rate swaps as of March 31, 2023, which effectively convert on month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,523	3.15%	November 1, 2029
November 1, 2019	$4,536	3.28%	November 1, 2029
January 10, 2020	$2,956	3.39%	January 10, 2030
July 1, 2020	$4,716	2.79%	June 10, 2030
December 2, 2020	$12,273	2.91%	December 2, 2027
July 1, 2021	$25,512	2.99%	July 1, 2031
November 10, 2021	$27,903	3.54%	August 1, 2029
December 1, 2021	$10,739	3.32%	December 1, 2031
August 15, 2022	$1,479	3.07%	June 15, 2030
August 15, 2022	$2,865	3.07%	June 15, 2030
August 15, 2022	$1,601	2.94%	June 15, 2030
August 15, 2022	$4,237	2.94%	June 15, 2030

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Interest rate swaps	12	12	$105,340	$106,033

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	March 31, 2023		December 31, 2022
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$11,404	Other assets, net	$13,782
Interest rate swaps	Accrued expenses and other liabilities	$—	Accrued expenses and other liabilities	$—

The carrying amount of the swaps have been adjusted to their fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR, resulted in reporting an asset and liability for the fair value of the future net payments

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

forecasted under the swap. The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income.

The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the quarters ended March 31, 2023 and 2022:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2023		2023
Interest rate swaps	$2,378	Interest expense	$(765)
	2022		2022
Interest rate swaps	$(6,524)	Interest expense	$361

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of March 31, 2023, the termination value of derivatives in an asset position was $11,404. As of March 31, 2023, the Trust has pledged the properties related to the loans which are hedged as collateral.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2023		December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Investment in securities	$10,111	$10,111	$29,371	$29,371
Notes receivable	$9,789	$11,346	$8,448	$9,789
Derivative assets	$11,404	$11,404	$13,782	$13,782

Financial liabilities:
Mortgage notes payable	$531,918	$492,925	$508,305	$466,245

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

March 31, 2023 and 2022 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2023
Derivative assets	$—	$11,404	$—	$11,404

December 31, 2022
Derivative assets	$—	$13,782	$—	$13,782

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2023
U.S. Treasury Bills	$10,111	$—	$—	$10,111
Mortgage notes payable	$—	$—	$492,925	$492,925
Notes receivable	$—	$—	$11,346	$11,346
December 31, 2022
U.S. Treasury Bills	$29,371	$—	$—	$29,371
Mortgage notes payable	$—	$—	$466,245	$466,245
Notes receivable	$—	$—	$9,789	$9,789

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Mortgage notes payable:  The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rate used 5.75%rch 31, 2023 and ranged from 5.75% to 6.00% at December 31, 2022.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 7.25% at March 31, 2023 and ranged from 3.25% to 7.25% at December 31, 2022.

NOTE 11 – LEASES

As of March 31, 2023, we derived 84.8% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage, and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis. Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of March 31, 2023, we derived 15.2% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations, or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended March 31, 2023
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$28,656	$3,943	$32,599
Lease income related to variable lease payments	—	1,197	1,197
Other (a)	(119)	96	(23)
Lease Income (b)	$28,537	$5,236	$33,773

(a)	For the three months ended March 31, 2023, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended March 31, 2023 of $1,407, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Three months ended March 31, 2022
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$26,498	$4,067	$30,565
Lease income related to variable lease payments	—	1,176	1,176
Other (c)	(169)	95	(74)
Lease Income (d)	$26,329	$5,338	$31,667

(c)	For the three months ended March 31, 2022, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(d)	Excludes other rental income for the three months ended March 31, 2022 of $1,249, respectively, which is accounted for under the revenue recognition standard.

As of March 31, 2023, non-cancelable commercial operating leases provide for future minimum rental income as follows. Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2023 (April 1, 2023 - December 31, 2023)	$11,818
2024	15,444
2025	15,020
2026	13,629
2027	12,200
Thereafter	44,335
$112,446

NOTE 12 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Trustmark Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Trustmark Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Trustmark Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Mr. Kenneth P. Regan, by Trustee Mr. James S. Wieland, by President and Chief Investment Officer Joel S. Thomsen, by Chief Financial Officer and Treasurer Damon K. Gleave, and by General Counsel and Secretary Michael P. Carlson. In addition, Mr. Regan serves as the Executive Chairman, Chief Executive Officer and President of the Advisor, Mr. Thomsen serves as the Chief Investment Officer of the Advisor, Mr. Gleave serves as the Chief Financial Officer and Treasurer of the Advisor and Mr. Carlson serves as the General Counsel and Secretary of the Advisor. Messrs. Regan, Wieland, Thomsen, Gleave and Carlson serve on the Board of Governors of both the Advisor and GOLDMARK Property Management, Inc.

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

March 31, 2023 and 2022 (UNAUDITED)

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

Property Management Fee

During the three months ended March 31, 2023 and 2022, we paid fees to GOLDMARK Property Management, Inc. related to the management of properties, on-site staff costs and other miscellaneous fees required to run the property of $12,836 and $3,429, respectively. Management fees paid during the year ended March 31, 2023 and 2022 approximated 5% of net collected rents. In addition, during the year ended March 31, 2023 and 2022, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $2,261 and $1,799, respectively.

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and Executive Officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be and was received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 23, 2023 and is effective until March 31, 2024.

The below table summarizes the fees incurred to our Advisor.

	Three Months ended March 31,
	2023	2022

	(in thousands)
Fee:
Advisory	$955	$898
Acquisition	$-	$358
Disposition	$-	$66
Financing	$44	$32
Project Management	$195	$206

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees payable to our Advisor.

	Payable at
	March 31,	December 31,
	2023	2022

	(in thousands)
Fee:
Advisory	$336	$632
Acquisition	$-	$387
Disposition	$-	$72
Financing	$7	$-
Project Management	$12	$12

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended March 31, 2023, there were no Operating Partnership units issued.

During the three months ended March 31, 2022, 443,000 Operating Partnership units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $10,180.

Commissions

During the three months ended March 31, 2023, there were no real estate commissions paid to GOLDMARK Commercial Real Estate. During the three months ended March 31, 2022, we incurred real estate commissions of $244 to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of March 31, 2023 and December 31, 2022, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

During the three months ended March 31, 2023, there were no commission paid to GOLDMARK Property Management. During the three months ended March 31, 2022, we incurred real estate commissions of $163, to GOLDMARK Property Management. As of March 31, 2023 and December 31, 2022, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

Rental Income

During the three months ended March 31, 2023 and 2022, we received rental income of $67 and $66, respectively, under an operating lease agreement with GOLDMARK Property Management, Inc.

During the three months ended March 31, 2023 and 2022, we received rental income of $33 and $32, respectively, under operating lease agreements with our Advisor.

During the three months ended March 31, 2023 and 2022, we received rental income of $225 and $209, respectively, under an operating lease agreement with Bell Bank.

Other operational activity

During the three months ended March 31, 2023 and 2022, the Trust incurred $33 and $206, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. At March 31, 2023 and December 31, 2022, operational outstanding liabilities were $32 and $168, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Debt Financing

At March 31, 2023 and December 31, 2022, the Trust had $63,543 and $64,123, respectively, of outstanding principal on loans entered into with Bell Bank. During the three months ended March 31, 2023 and 2022, the Trust incurred interest expense on debt held with Bell Bank of $620 and $618, respectively. Accrued interest as of March 31, 2023 and December 31, 2022, related to this debt was $141 and $130, respectively.

At March 31, 2023, the Trust did not have an outstanding principal on a note payable entered into with Bell Bank. At December 31, 2022, the Trust had $26,500 of outstanding principal on a note payable entered into with Bell Bank. During the three months ended March 31, 2023, the Trust incurred interest expense on a note payable held with Bell Bank of $72. During the three months ended March 31, 2022, the Trust did not incur interest expense on a note payable held with Bell Bank.

Mezzanine Financing

The trust offers mezzanine financing to joint ventures, see note 5 for investment in unconsolidated affiliates. At March 31, 2023 and December 31, 2022, Sterling issued $9,338 and $5,854 respectively, in second mortgage financing to related entries.

During the three months ended March 31, 2023 and 2022, the trust earned interest income of $147 and $140 respectively, related to the second mortgage financing.

Insurance Services

The trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial segment as well as Director and Officer general and liability coverage. For the three months ended March 31, 2023, total premiums incurred for this policy were $84. No premiums were incurred during the three months ended March 31, 2022.

Development Arrangements

During the three months ended March 31, 2023, no development fees were paid. During the three months ended March 31, 2022 the trust incurred $153 in development fees to Trumont Group. At March 31, 2023 and December 31, 2022, the Trust had no costs owed for development fees to Trumont Group.

During the three months ended March 31, 2023 and 2022, the Trust incurred $113 and $96 respectively, in construction fees to Trumont Construction. At March 31, 2023, no construction fees costs were owed. At December 31, 2022, the Trust owed $71 for construction fees to Trumont Construction.

During the three months ended March 31, 2023, and 2022 the Trust incurred $95 and $118 respectively, in general construction costs to Trumont Construction. At March 31, 2023, no general construction costs were owed. At December 31, 2022, the Trust owed $81 for general construction costs to Trumont Construction.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

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

NOTE 14 – DISPOSITIONS

During the three months ended March 31, 2023, the Trust did not dispose of any properties. During the three months ended March 31, 2022 the Trust disposed of one property located in Savage, Minnesota, for $2,700 and recognized a gain of $1,328.

NOTE 15 – ACQUISITIONS

The Trust had no acquisitions during the three months ended March 31, 2023.

The Trust had one acquisition during the three months ended March 31, 2022.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Purchase Price
2/28/22	Deer Park	Hutchinson, MN	Apartment Complex	138 units	$15,073

					$15,073

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Total consideration given for acquisitions through March 31, 2022 was completed through issuing approximately 443,000 limited partnership units of the Operating Partnership valued at $23 per unit for an aggregate consideration of approximately $10,180, and cash of $4,893. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance. The following table summarizes the acquisition date fair values, before pro-rations, the Company recorded in conjunction with the acquisition discussed above:

	Year Ended
	March 31,
	2023	2022
Real estate investment acquired	$-	$14,831
Acquired lease intangible assets	-	260
Assumed Assets	-	2
Total Assets Acquired	$-	$15,093
Other liabilities	-	(20)
Net assets acquired	-	15,073
Equity/limited partnership unit consideration	-	(10,180)
Net cash consideration	$-	$4,893

NOTE 16 - SUBSEQUENT EVENTS

On April 3, 2023, the Trust paid off a retail mortgage totaling $496. The property is unencumbered as of April 3, 2023.

On April 17, 2023, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on March 31, 2023.

On May 5, 2023, the Trust paid off a residential mortgage totaling $3,185.

On May 5, 2023, the Trust obtained financing on a residential property for $5,000.

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

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling,” “the “Trust” or the “Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002. Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation. Our real estate portfolio consisted of 185 properties containing 11,300 apartment units and approximately 1,498,000 square feet of leasable commercial space as of March 31, 2023. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $772,682, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties. Based on evaluation, there were no impairment losses during the three months ended March 31, 2023 and 2022.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the three months ended March 31, 2023 included elsewhere in this report.

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

Principal Business Activity

Sterling currently directly owns 185 properties. The Trust’s 143 residential properties are located in North Dakota, Minnesota, Missouri, Nebraska, and Texas and are principally multifamily apartment buildings. The Trust owns 42 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, and Wisconsin. The commercial properties include retail, office, industrial, and medical properties. The Trust’s mix of properties is 78.8% residential and 21.2% commercial (based on cost) with a total carrying value of $772,682 at March 31, 2023. Currently our focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

The following table represents the number of properties the Trust owns in each state as of March 31, 2023

Residential Property	Location	No. of Properties	Units
	North Dakota	122	7,187
	Minnesota	15	3,040
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		143	11,300

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	9	524,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		42	1,498,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $2,264 or 6.9% for the three months ended March 31, 2023, compared to the same three month-period in 2022.
●	Declared and paid dividends aggregating $0.2875 per common share for the three months ending March 31, 2023.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$29,920	$5,260	$35,180	$27,494	$5,422	$32,916
Real Estate Expenses
Real Estate Taxes	3,239	560	3,799	2,846	651	3,497
Property Management	3,875	205	4,080	3,443	203	3,646
Utilities	3,886	326	4,212	3,409	360	3,769
Repairs and Maintenance	8,161	604	8,765	5,974	433	6,407
Insurance	1,042	23	1,065	836	31	867
Total Real Estate Expenses	20,203	1,718	21,921	16,508	1,678	18,186
Net Operating Income	$9,717	$3,542	13,259	$10,986	$3,744	14,730
Interest			5,355			4,845
Depreciation and amortization			6,552			5,782
Administration of REIT			1,311			1,217
Other income			729			(503)
Net (loss) Income			$(688)			$3,389

Net (Loss) Income Attributed to:
Noncontrolling Interest			$(448)			$2,175
Sterling Real Estate Trust			$(240)			$1,214
Dividends per share (1)			$0.2875			$0.2875
Earnings per share			$(0.0200)			$0.1200
Weighted average number of common shares			10,952			10,465
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $35,180 for the three months ended March 31, 2023 increased $2,264 or 6.9% in comparison to the same period in 2022. Residential property revenues increased $2,426 and commercial property revenues decreased $162.

The following table illustrates changes in occupancy for the three-month periods indicated:

	March 31,	March 31,
	2023	2022
Residential occupancy	90.4%	94.1%
Commercial occupancy	88.4%	74.8%

Residential revenues for the three months ended March 31, 2023 increased $2,426 or 8.8% in comparison to the same period for 2022. Residential properties acquired since January 1, 2022 contributed approximately $1,902 to the increase in total residential revenues for the three months ended March 31, 2023. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 85.0% of total revenues for the three months ended March 31, 2023 compared to 83.5% of total revenues for the three months ended March 31, 2022. The residential occupancy rates for the three months ended March 31, 2023 decreased 3.7% primarily due to increased vacancy.

For the three months ended March 31, 2023, total commercial revenues decreased $162 or 3.0% in comparison to the same period for 2022. The decrease was primarily attributed to the disposition of one commercial real estate investment in 2022. This property accounts for $33 of decreased commercial rent during the three months ended March 31, 2023. Increased vacancy in the Minneapolis market accounts for $35 of decreased commercial revenue, along with a decrease in total miscellaneous income for $59. This is attributed to an early term fee in the Minneapolis Market in 2022. The commercial occupancy rates for the three months ended March 31, 2023 decreased 17.1% primarily due to office spaces located in the Minnesota market.

Expenses

Residential expenses from operations of $20,203 during the three months ended March 31, 2023 increased $3,695 or 22.4% in comparison to the same period in 2022. The increase is attributed to an increase in repairs and maintenance expense of $2,187 or 36.6%. Properties acquired since January 1, 2022 attributed $287 to the increase in repairs and maintenance expense. Additionally, increased project and upgrade costs, which are considered to be deferred maintenance costs from the year ended 2020 and 2021, due to COVID-19 restrictions attribute to the increase in repairs and maintenance expense during the three months ended March 31, 2023. The increase is also attributed to an increase in utility expense of $477 or 14.0% as well as an increase in property management expense of $430 or 12.5%. The main reason for the increases in utility and property management expenses is related to the properties acquired since January 1, 2022, which account for $204 and $275 of the increase, respectively.

Commercial expenses from operations of $1,718 during the three months ended March 31, 2023 increased $40 or 2.4% in comparison to the same period in 2022. The increase in overall expenses is attributed to repairs and maintenance expenses during the three months ended March 31, 2023 Repairs and maintenance increased by $171 in comparison to the same period in 2022, This attributes to high costs in HVAC repairs and higher snow removal costs. These costs are offset by a decrease in utilities and property tax for $125 for the three months ended March 31, 2023 in comparison to the same period in 2022.

Interest expense of $5,355 during the three months ended March 31, 2023 increased $510 or 10.5% in comparison to the same period in 2022. Interest expenses related to financing activities increased by $405 during the three months ended March 31, 2023 as compared to the same period in 2022. Interest expense notes payable increased $72 during the three months ended March 31, 2023 due to the payoff of the Bell Bank promissory note acquired at the end of 2022. During the three months ended March 31, 2023 interest expense was 15.2% of total revenues.

Depreciation and amortization expense of $6,552 during the three months ended March 31, 2023 increased $770 or 13.3%. Properties acquired since January 1, 2022, contributed approximately $598 to the increase in depreciation expense. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended March 31, 2023 and 2022 was 18.6% and 17.6%, respectively.

REIT administration expenses of $1,311 during the three months ended March 31, 2023 increased $94 or 7.7% compared to the same period in 2022. The increase is attributable to an increase in the amount of audit fees and the REIT advisory fee.

Other (loss) income of $(728) for the three months ended March 31, 2023 decreased $1,232 or 245.0% in comparison to the same period in 2022. The decrease is attributed to realized gains on the sale of real estate investments of $1,329 in 2022.

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

Construction in progress as of March 31, 2023, consists primarily of construction at several residential properties located in North Dakota and Minnesota. The Prairiewood Meadows construction consists of the re-development of one building due to a fire, a new clubhouse for residents, and parking lot repairs. The re-development of one building due to a fire was completed in the first quarter of 2023, and current expectations for the clubhouse and parking lot will be completed in the second quarter of 2023. The current budget is approximately $1,200 of which $704 has been incurred and is included in construction in progress. The Rosedale Estates project is primarily related to a new parking structure. Current expectations are the project will be completed in the first quarter of 2024, and the current budget is approximately $5,189 of which $256 has been incurred and is included in construction in progress. Remaining construction in progress projects are primarily related to building and roof system, roof replacements on multiple residential properties, residential exterior window systems, and new deck systems on multiple residential properties.

The Trust has two on-going developments through ventures in unconsolidated affiliates.

Park Hill Apartments, currently being developed in Dallas, Texas, is expected to be completed in the third quarter of 2023 and the current project budget approximates $53,138 of which $42,755 has been incurred as of March 31, 2023.

Kessler Apartments, currently being developed in Fort Worth, Texas, is expected to be completed in the third quarter of 2024 and the current project budget approximates $55,000 of which $18,357 has been incurred as March 31, 2023.

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

The following tables include calculations of FFO and the reconciliations to net income, the three months ended March 31, 2023 and 2022, respectively. We believe these calculations are the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended March 31, 2023		Three months ended March 31, 2022
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net (Loss) Income attributable to Sterling Real Estate Trust	$(240)	10,952	$1,214	10,465

Add back:
Noncontrolling Interest - Operating Partnership Units	(408)	18,696	2,145	18,495
Depreciation & Amortization from continuing operations	6,552		5,782
Pro rata share of unconsolidated affiliate depreciation and amortization	1,484		1,089
Loss on impairment of real estate investments	—		—
Subtract:
Gain on sale of depreciable real estate	—		(1,329)
Funds from operations applicable to common shares and limited partnership units (FFO)	$7,388	29,648	$8,901	28,960

Liquidity and Capital Resources

Evaluation of Liquidity

We continually evaluate our liquidity and ability to fund future operations, debt obligations, and any repurchase requests. As part of our analysis, we consider among other items, the credit quality of tenants, and current lease terms and projected expiration dates.

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

At March 31, 2023, our unrestricted cash resources consisted of cash and cash equivalents totaling approximately $12,064. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $51,888, which could potentially be used as collateral to secure additional financing in future periods.

The Trust has a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $5,000 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. The lines of credit are secured by specific properties. At March 31, 2023, the Bremer lines of credit secured two letters of credit totaling $50, leaving $9,865 available and unused under the agreements. The Trust anticipates it will hold it as a cash resource to the Trust.

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for the Trust.

During the three months ended March 31, 2023, we did not sell any common shares in private placements. During the three months ended March 31, 2023, we issued 90,000 and 56,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $3,253. During the three months ended March 31, 2022, we did not sell any common shares in private placements. During the three months ended March 31, 2022, we issued 79,000 and 57,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $3,029.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. No limited partnership units of the Operating Partnership were issued in relation to the acquisition of real estate investments the three months ended March 31, 2023. During the three months ended March 31, 2022, the Trust issued approximately 443,000 limited partnership units of the Operating Partnership valued at $23.00 per unit for an aggregate consideration of approximately $10,180 for the purchase of real estate investments.

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

	Three months ended
	March 31,
	2023	2022

	(in thousands)
Net cash flows provided by operating activities	$4,474	$7,457
Net cash flows provided by (used in) investing activities	$14,644	$(10,187)
Net cash flows (used in) provided by financing activities	$(10,389)	$3,567

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

Net cash provided by operating activities was $4,474 and $7,457 the three months ended March 31, 2023 and 2022, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash provided by investing activities was $14,644 and used in investing activities was $10,187 for the three months ended March 31, 2023 and 2022, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the three months ended March 31, 2023 and 2022, cash flows used in investing activities related to the acquisition of properties and capital expenditures was $1,782 and $7,295, respectively. Cash outlays related to investments in unconsolidated affiliates was $2,261 and $6,444 during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, there were proceeds from the maturity of securities for $19,369. There were no proceeds from the maturity of securities for the three months ended March 31, 2022. During the three months ended March 31, 2023, there were no proceeds from the sale of real estate investments.  Proceeds from sale of real estate investments during the three months ended March 31, 2022 was $2,622.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs, and making principal payments on mortgage notes payable.

Net cash used in financing activities was $10,389 and provided by financing activities was $3,567 for the three months ended March 31, 2023 and 2022. During the three months ended March 31, 2023, we paid $6,531 in dividends and distributions, redeemed $1,096 of shares and units, received proceeds of $30,250 from new mortgage notes, and made mortgage principal payments of $6,637. For the three months ended March 31, 2022, we paid $5,851 in dividends and distributions, redeemed $736 of shares and units, received proceeds of $12,867 from new mortgage notes, and made mortgage principal payments of $3,931.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2023 to March 31, 2023 totaling $3,147 or $0.2875 per share, of which $1,151 were cash dividends and $1,996 were reinvested under the dividend reinvestment plan. The cash dividends were paid from the $4,474 from our cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2022 to March 31, 2022 totaling $3,007 or $0.2875 per share, of which $1,130 were cash dividends and $1,877 were reinvested under the dividend reinvestment plan. The cash dividends were paid from the $7,457 from our cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Three months ended
	March 31,
	2023	2022

	(in thousands)
Cash flows provided by operations (net (loss) income of $(688) and $3,389, respectively)	$4,474	$7,457
Distributions in excess of earnings received from unconsolidated affiliates	659	105
Gain on sales of real estate and non-real estate investments	—	1,329
Dividends declared	(3,147)	(3,007)
Excess	$1,986	$5,884

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the three months ended March 31, 2023, we declared quarterly distributions totaling $5,373 to holders of limited partnership units in our Operating Partnership, which we paid on April 17, 2023. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the three months ended March 31, 2022, we declared quarterly distributions totaling $5,359 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, 2022. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the three months ended March 31, 2023, aggregate dividends and distributions of $8,520, are funded with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $7,388 for the three months ended March 31, 2022; therefore, we believe our dividend and distribution policy is sustainable over time. For the three months ended March 31, 2022, we paid aggregate dividends and distributions of $8,366 with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $8,901 as of the three months ended March 31, 2022. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the three months ended March 31, 2023, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $105,340 the three months ended March 31, 2023. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of March 31, 2023, the Trust had $105,340 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operation.

Item 1A. Risk Factors.

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceeds the FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We do not have any bank accounts, loans from, or any other amounts due to or from any recently failed financial institution, nor have we experienced any losses to date on our cash and cash equivalents held in bank accounts. However, there is no assurance that financial institutions in which we hold our cash and cash equivalents will not fail, in which case we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operating our business, and financial performance.

Other than as described above, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended March 31, 2023.

Other Sales

During the three months ended March 31, 2023, we did not issue any common shares in exchange for limited partnership units of the Operating Partnership.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2023:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2023	2,000	28,000	$21.85	1,499,000	1,181,000	$14,022
February 1-29, 2023	—	1,000	$21.85	1,499,000	1,182,000	$13,993
March 1-31, 2023	6,000	12,000	$21.85	1,505,000	1,194,000	$13,587
Total	8,000	41,000

For the three months ended March 31, 2023, the Trust redeemed all shares or units for which we received redemption requests. In addition, for the three months ended March 31, 2023, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective January 1, 2022, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to a maximum amount of $55,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of March 31, 2023, was $13,587. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend, or suspend the redemption plan at any time if it determines to do so is in our best interest.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Title of Document

10.1	Twelfth Amended and Restated Advisory Agreement, effective April 1, 2023 (incorporated by reference to Exhibit No. 10.1 to the Trust’s current report on Form 8-K filed March 23, 2023).

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline iXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Shareholders’ Equity for three months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:May 10, 2023

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Damon K. Gleave
Damon K. Gleave
Chief Financial Officer
(Principal Financial Officer)