Form 10-Q
period 2023-06-30
Sterling Real Estate Trust
filed 2023-08-09
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2023
Common Shares of Beneficial Interest, $0.01 par value per share	11,162,323

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of June 30, 2023 (UNAUDITED) and December 31, 2022

	June 30,	December 31,
	2023	2022

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$128,029	$129,682
Building and improvements	835,533	834,356
Construction in progress	7,921	7,110
Real estate investments	971,483	971,148
Less accumulated depreciation	(205,653)	(194,849)
Real estate investments, net	765,830	776,299
Cash and cash equivalents	6,182	3,257
Restricted deposits	9,093	9,323
Investment in securities	10,230	29,371
Investment in unconsolidated affiliates	28,654	29,423
Notes receivable	10,154	8,448
Lease intangible assets, less accumulated amortization	3,304	5,290
Other assets, net	26,461	27,312

Total Assets	$859,908	$888,723

LIABILITIES
Mortgage notes payable, net	$518,109	$506,167
Notes payable	—	26,500
Lines of credit	—	1,008
Dividends payable	8,521	8,493
Tenant security deposits payable	6,954	6,368
Lease intangible liabilities, less accumulated amortization	544	646
Accrued expenses and other liabilities	13,427	16,075
Total Liabilities	547,555	565,257

COMMITMENTS and CONTINGENCIES - Note 13

SHAREHOLDERS' EQUITY
Beneficial interest	128,615	123,996
Noncontrolling interest
Operating partnership	167,760	183,048
Partially owned properties	2,551	2,640
Accumulated other comprehensive income	13,427	13,782
Total Shareholders' Equity	312,353	323,466

	$859,908	$888,723

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED June 30, 2023 and 2022 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$35,550	$33,817	$70,730	$66,734
Expenses
Expenses from rental operations
Operating expenses	16,352	13,157	34,473	27,846
Real estate taxes	3,804	3,638	7,604	7,135
Depreciation and amortization	6,484	5,963	13,036	11,745
Interest	5,331	4,954	10,687	9,800
	31,971	27,712	65,800	56,526
Administration of REIT	1,140	1,400	2,451	2,617
Total expenses	33,111	29,112	68,251	59,143
Income from operations	2,439	4,705	2,479	7,591

Other income
Equity in (losses) of unconsolidated affiliates	(736)	(284)	(1,872)	(1,424)
Other income	340	152	747	442
Gain on sale or conversion of real estate investments	2,596	2,012	2,597	3,340
Gain on involuntary conversion	90	522	90	547
Total other income	2,290	2,402	1,562	2,905
Net income	$4,729	$7,107	$4,041	$10,496
Net (loss) income attributable to noncontrolling interest:
Operating partnership	(1,361)	4,531	(1,769)	6,676
Partially owned properties	(49)	8	(89)	38
Net income attributable to Sterling Real Estate Trust	$6,139	$2,568	$5,899	$3,782

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.56	$0.24	$0.54	$0.36

Comprehensive income:
Net income	$4,729	$7,107	$4,041	$10,496
Other comprehensive gain (loss) - change in fair value of interest rate swaps	2,023	3,815	(355)	10,339
Comprehensive income:	6,752	10,922	3,686	20,835
Comprehensive (loss) income attributable to noncontrolling interest	(141)	6,974	(2,082)	13,315
Comprehensive income attributable to Sterling Real Estate Trust	$6,893	$3,948	$5,768	$7,520

Weighted average common shares outstanding, basic and diluted	11,039	10,564	10,996	10,515

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED June 30, 2023 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2022	10,810	$ 159,003	($ 35,007)	$ 123,996	$ 183,048	$ 2,640	$ 13,782	$ 323,466
Shares/units redeemed	(8)	(181)	-	(181)	(915)	-	-	(1,096)
Dividends and distributions declared	-	-	(3,147)	(3,147)	(5,373)	-	-	(8,520)
Dividends reinvested - stock dividend	90	1,962	-	1,962	-	-	-	1,962
Issuance of shares under optional purchase plan	56	1,291	-	1,291	-	-	-	1,291
Change in fair value of interest rate swaps	-	-	-	-	-	-	(2,378)	(2,378)
Net loss	-	-	(240)	(240)	(408)	(40)	-	(688)
BALANCE AT MARCH 31, 2023	10,948	$ 162,075	($ 38,394)	$ 123,681	$ 176,352	$ 2,600	$ 11,404	$ 314,037
Shares/units redeemed	(45)	(979)	-	(979)	(1,883)	-	-	(2,862)
Dividends and distributions declared	-	-	(3,173)	(3,173)	(5,348)	-	-	(8,521)
Dividends reinvested - stock dividend	91	1,996	-	1,996	-	-	-	1,996
Issuance of shares under optional purchase plan	41	951	-	951	-	-	-	951
Change in fair value of interest rate swaps	-	-	-	-	-	-	2,023	2,023
Net income	-	-	6,139	6,139	(1,361)	(49)	-	4,729
BALANCE AT JUNE 30, 2023	11,035	$ 164,043	($ 35,428)	$ 128,615	$ 167,760	$ 2,551	$ 13,427	$ 312,353

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2021	10,342	$ 148,562	($ 31,706)	$ 116,856	$ 176,954	$ 2,657	($ 950)	$ 295,517
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	-	-	-	10,180	-	-	10,180
Shares/units redeemed	(18)	(401)	-	(401)	(335)	-	-	(736)
Dividends and distributions declared	—	-	(3,007)	(3,007)	(5,359)	-	-	(8,366)
Dividends reinvested - stock dividend	79	1,716	-	1,716	-	-	-	1,716
Issuance of shares under optional purchase plan	57	1,313	-	1,313	-	-	-	1,313
Change in fair value of interest rate swaps	—	-	-	-	-	-	6,524	6,524
Net income	—	-	1,214	1,214	2,145	30	-	3,389
BALANCE AT MARCH 31, 2022	10,460	$ 151,190	($ 33,499)	$ 117,691	$ 183,585	$ 2,687	$ 5,574	$ 309,537
Shares/units redeemed	(18)	(386)	-	(386)	(138)	-	-	(524)
Dividends and distributions declared	-	-	(3,037)	(3,037)	(5,357)	-	-	(8,394)
Dividends reinvested - stock dividend	86	1,877	-	1,877	-	-	-	1,877
Issuance of shares under optional purchase plan	35	806	-	806	-	-	-	806
Change in fair value of interest rate swaps	-	-	-	-	-	-	3,815	3,815
Net income	-	-	2,568	2,568	4,531	8	-	7,107
BALANCE AT JUNE 30, 2022	10,563	$ 153,487	($ 33,968)	$ 119,519	$ 182,621	$ 2,695	$ 9,389	$ 314,224

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2023 and 2022 (UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
OPERATING ACTIVITIES
Net income	$4,041	$10,496
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	(2,596)	(3,340)
Gain on involuntary conversion	(90)	(547)
Change in fair value of securities	(228)	—
Equity in loss of unconsolidated affiliates	1,872	1,424
Distributions of earnings of unconsolidated affiliates	—	177
Allowance for uncollectible accounts receivable	98	(380)
Depreciation	11,704	10,858
Amortization	1,332	887
Amortization of debt issuance costs	293	337
Effects on operating cash flows due to changes in
Other assets	169	(1,422)
Tenant security deposits payable	586	942
Accrued expenses and other liabilities	(3,624)	(3,935)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,557	15,497
INVESTING ACTIVITIES
Proceeds from maturity of securities	19,369	—
Purchase of real estate investment properties	—	(26,131)
Capital expenditures and tenant improvements	(4,741)	(5,423)
Proceeds from sale of real estate investments and non-real estate investments	5,082	6,266
Proceeds from involuntary conversion	111	733
Investment in unconsolidated affiliates	(2,546)	(7,749)
Distributions in excess of earnings received from unconsolidated affiliates	1,443	312
Notes receivable issued net of payments received	(1,706)	2,034
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	17,012	(29,958)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(158)	(201)
Principal payments on special assessments payable	(59)	—
Proceeds from issuance of mortgage notes payable	35,250	23,305
Principal payments on mortgage notes payable	(20,628)	(8,921)
Payments on lines of credit	(1,008)	—
Payment on notes payable	(26,500)	—
Proceeds from issuance of shares under optional purchase plan	2,242	2,119
Shares/units redeemed	(3,958)	(1,260)
Dividends/distributions paid	(13,055)	(12,340)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(27,874)	2,702
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	2,695	(11,759)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	12,580	60,656
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$15,275	$48,897

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$6,182	$40,072
Restricted deposits	9,093	8,825
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$15,275	$48,897

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE SIX MONTHS ENDED June 30, 2023 and 2022 (UNAUDITED)

	Six Months Ended
	June 30,
	2023	2022

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$10,290	$9,526

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$3,958	$3,593
Dividends declared and not paid	3,173	3,037
UPREIT distributions declared and not paid	5,348	5,357
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	—	10,180
Increase in land improvements due to increase in special assessments payable	300	195
Unrealized (loss) gain on interest rate swaps	(355)	10,339
Acquisition of assets through assumption of debt and liabilities	—	36,311
Capitalized interest and real estate taxes related to construction in progress	—	46

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP” or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of June 30, 2023 and December 31, 2022, Sterling owned approximately 37.24% and 36.60%, respectively, of the Operating Partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and six months ended June 30, 2023. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of June 30, 2023, the Trust owned approximately 37.24% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the individual’s respective redemption plan, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

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

In instances where the Trust determines that it is not the primary beneficiary of a VIE and the Trust does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Trust will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Trust’s operations but instead its share of operations will be reflected as equity in earnings (losses) of unconsolidated affiliates on its consolidated statements of operations and comprehensive income. Additionally, the Trust’s net investment in the joint venture will be reflected as investment in unconsolidated entity on the consolidated balance sheets. See Note 5 for additional details regarding variable interest entities where the Trust uses the equity method of investing.

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

JUNE 30, 2023 and 2022 (UNAUDITED)

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

Based on evaluation, there were no impairment losses during the three and six months ended June 30, 2023 and 2022.

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

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2023 and December 31, 2022, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2018.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of June 30, 2023, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three and six months ended June 30, 2023 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the six months ended June 30, 2023 and 2022, Sterling’s denominators for the basic and diluted earnings per common share were approximately 10,996,000 and 10,515,000, respectively.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six months ended June 30, 2023 and 2022, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

	Three months ended June 30, 2023			Three months ended June 30, 2022

	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$30,574	$4,976	$35,550	$28,502	$5,315	$33,817
Expenses from rental operations	18,730	1,426	20,156	15,246	1,549	16,795
Net operating income	$11,844	$3,550	$15,394	$13,256	$3,766	$17,022
Depreciation and amortization			6,484			5,963
Interest			5,331			4,954
Administration of REIT			1,140			1,400
Other income			(2,290)			(2,402)
Net income			$4,729			$7,107

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$60,494	$10,236	$70,730	$55,997	$10,737	$66,734
Expenses from rental operations	38,934	3,143	42,077	31,753	3,228	34,981
Net operating income	$21,560	$7,093	$28,653	$24,244	$7,509	$31,753
Depreciation and amortization			13,036			11,745
Interest			10,687			9,800
Administration of REIT			2,451			2,617
Other income			(1,562)			(2,905)
Net income			$4,041			$10,496

Segment Assets and Accumulated Depreciation

As of June 30, 2023	Residential	Commercial	Total

	(in thousands)
Real estate investments	$784,376	$187,107	$971,483
Accumulated depreciation	(156,200)	(49,453)	(205,653)
Total real estate investments, net	$628,176	$137,654	$765,830
Lease intangible assets, less accumulated amortization	—	3,304	3,304
Cash and cash equivalents			6,182
Restricted deposits			9,093
Investment in securities			10,230
Investment in unconsolidated affiliates			28,654
Notes receivable			10,154
Other assets, net			26,461
Total Assets			$859,908

As of December 31, 2022	Residential	Commercial	Total

	(in thousands)
Real estate investments	$779,424	$191,724	$971,148
Accumulated depreciation	(147,115)	(47,734)	(194,849)
Total real estate investments, net	$632,309	$143,990	$776,299
Lease intangible assets, less accumulated amortization	839	4,451	5,290
Cash and cash equivalents			3,257
Restricted deposits			9,323
Investment in securities			29,371
Investment in unconsolidated affiliates			29,423
Notes receivable			8,448
Other assets, net			27,312
Total Assets			$888,723

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – Restricted deposits and FUNDED reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of June 30,	As of December 31,
	2023	2022

	(in thousands)
Tenant security deposits	$6,746	$6,242
Real estate tax and insurance escrows	657	1,336
Replacement reserves	1,690	1,745
	$9,093	$9,323

NOTE 5 – Investment in unconsolidated affiliates

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	June 30, 2023	December 31, 2022
Banner Building	2007	66.67%	$(453)	$(614)
Grand Forks INREIT, LLC	2003	50%	5,114	4,961
SE Savage, LLC	2019	60%	1,318	1,660
SE Maple Grove, LLC	2019	60%	1,105	1,836
SE Rogers, LLC	2020	60%	1,850	2,413
ST Oak Cliff, LLC	2021	70%	8,494	9,098
SE Brooklyn Park, LLC	2021	60%	2,017	2,914
SE Fossil Creek, LLC	2022	70%	9,209	7,155
			$28,654	$29,423

The Operating Partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2023 and December 31, 2022 of $6,814 and $6,951, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns 50% interest as tenant in common through 100% ownership in a limited liability company.  The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at June 30, 2023 and December 31, 2022 of $9,040 and $9,520, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is encumbered by a first mortgage with a balance of $30,517 and $30,726 at June 30, 2023 and December 31, 2022, respectively. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $654 and $1,397 at June 30, 2023 and December 31, 2022, respectively. The Trust is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is encumbered by a construction mortgage with a balance at both June 30, 2023 and December 31, 2022 of $24,788.  The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at both June 30, 2023 and December 31, 2022 of $3,643. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company that is currently developing a multifamily property. The LLC holds land located in Rogers, Minnesota, with total assets of $32,427 and $32,864 at June 30, 2023 and December 31, 2022, respectively.  The entity encumbered by a construction mortgage has a balance of $25,742 at both June 30, 2023 and December 31, 2022. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at June 30, 2023 and December 31, 2022 of $3,390 and $2,938, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of both June 30, 2023 and December 31, 2022, the Operating Partnership has contributed $9,300 in cash to the entity. The entity holds land located in Dallas, Texas with total assets of $47,228 and $40,404 at June 30, 2023 and December 31, 2022, respectively. The entity is encumbered by a construction mortgage with a balance of $32,010 and $23,409 at June 30, 2023 and December 31, 2022, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company, with an unrelated third party. The entity is currently developing a multifamily property. The entity is located in Brooklyn Park, Minnesota, with total assets of $30,761 and $30,490  at June 30, 2023 and December 31, 2022, respectively. The entity is encumbered by a construction mortgage that has a balance of $24,592 and $24,448 at June 30, 2023 and December 31, 2022, respectively. The entity is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at June 30, 2023 of $2,310. There was no balance outstanding related to the second mortgage at December 31, 2022. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 70% interest in a limited liability company, with a related party.  The entity is currently developing a multifamily property.  As of June 30, 2023 and December 31, 2022, the Operating Partnership has contributed $9,275 and $7,190, respectively, in cash to the entity.  The entity holds land located in Fort Worth, Texas with total assets of $29,218 and $11,083 at June 30, 2023 and December 31, 2022, respectively.  The entity is encumbered by a construction mortgage with a balance outstanding related to the mortgage at June 30, 2023 of $12,274.  There was no outstanding balance related to the construction mortgage at December 31, 2022. The Trust is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022

	(in thousands)
ASSETS
Real estate investments	$245,807	$218,747
Accumulated depreciation	(21,385)	(16,490)
	224,422	202,257
Cash and cash equivalents	3,130	3,093
Restricted deposits	561	1,034
Intangible assets, less accumulated amortization	858	542
Other assets, net	496	827
Total Assets	$229,467	$207,753

LIABILITIES
Mortgage notes payable, net	$174,782	$152,246
Tenant security deposits payable	301	192
Accrued expenses and other liabilities	9,115	8,217
Total Liabilities	$184,198	$160,655
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$45,269	$47,098

Total liabilities and shareholders' equity	$229,467	$207,753

The following is a summary of results of operations of the unconsolidated affiliates for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Income from rental operations	$4,633	$2,076	$8,340	$3,806
Expenses from rental operations	1,717	682	3,495	1,494
Net operating income	$2,916	$1,394	$4,845	$2,312
Depreciation and Amortization	2,441	1,187	4,933	3,014
Interest	1,448	665	2,792	1,677
Other expense	98	-	13	11
Net loss	$(1,071)	$(458)	$(2,893)	$(2,390)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2023	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$14,113	$(11,344)	$2,769
Above-market leases	1,415	(880)	535
	$15,528	$(12,224)	$3,304
Lease Intangible Liabilities
Below-market leases	$(2,326)	$1,782	$(544)

	Lease	Accumulated	Lease
As of December 31, 2022	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,528	$(10,960)	$4,568
Above-market leases	1,897	(1,175)	722
	$17,425	$(12,135)	$5,290
Lease Intangible Liabilities
Below-market leases	$(2,379)	$1,733	$(646)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2023 (July 1, 2023 - December 31, 2023)	$320	$74
2024	641	147
2025	641	147
2026	490	77
2027	381	38
Thereafter	831	61
	$3,304	$544

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $5,000 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. The lines of credit are secured by specific properties. At June 30, 2023, the Bremer line of credit secures one letter of credit totaling $50, leaving $9,865 available and unused under the agreements. These operating lines

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

are designed to enhance treasury management activities and more effectively manage cash balances. As of June 30, 2023 and December 31, 2022, there was a balance of $0 and $1,008, respectively.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

NOTE 8 - NOTES PAYABLE

On December 29, 2022, the Trust entered into a $26,500 note payable. The note payable was paid off on January 13, 2023, which effectively cancelled the promissory note. As of June 30, 2023, the Trust did not have any outstanding balance on notes payable. As of December 31, 2022, the balance on the note payable was $26,500.

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	June 30,	December 31,
	2023	2022

	(in thousands)
Fixed rate mortgage notes payable (a)	$520,112	$508,305
Variable rate mortgage notes payable	-	-
Mortgage notes payable	520,112	508,305
Less unamortized debt issuance costs	2,003	2,138
	$518,109	$506,167
(a)	Includes $104,648 and $106,033 of variable rate mortgage debt that was swapped to a fixed rate at June 30, 2023 and December 31, 2022, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2023 (July 1, 2023 - December 31, 2023)	$33,089
2024	22,250
2025	53,170
2026	70,688
2027	78,081
Thereafter	262,834
Total payments	$520,112

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

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of June 30, 2023, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. During the next twelve months, the Trust estimates that an additional $3,896 will be reclassified as a decrease to interest expense.

The following table summarizes the Trust’s interest rate swaps as of June 30, 2023, which effectively convert one month floating rate LIBOR or 30-day average SOFR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,470	3.15%	November 1, 2029
November 1, 2019	$4,500	3.28%	November 1, 2029
January 10, 2020	$2,933	3.39%	January 10, 2030
December 2, 2020	$12,183	2.91%	December 2, 2027
July 1, 2021	$25,346	2.99%	July 1, 2031
November 10, 2021	$27,760	3.54%	August 1, 2029
December 1, 2021	$10,665	3.32%	December 1, 2031
August 15, 2022	$1,467	3.07%	June 15, 2030
August 15, 2022	$2,843	3.07%	June 15, 2030
August 15, 2022	$1,589	2.94%	June 15, 2030
August 15, 2022	$4,204	2.94%	June 15, 2030
May 10, 2023	$4,688	2.79%	June 10, 2030

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Interest rate swaps	12	12	$104,648	$106,033

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	June 30, 2023		December 31, 2022
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$13,427	Other assets, net	$13,782

The carrying amounts of the swaps have been adjusted to their fair value at the end of the quarter, which because of changes in forecasted levels of LIBOR and 30-day average SOFR, resulted in reporting an asset for the fair value of the future net payments forecasted under the swap.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the three months ended June 30, 2023 and 2022:

		Location of Gain
	Amount of Gain	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2023		2023
Interest rate swaps	$(2,023)	Interest expense	$(917)
	2022		2022
Interest rate swaps	$(3,814)	Interest expense	$257

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the six months ended June 30, 2023 and 2022:

		Location of Gain
	Amount of (Gain)/Loss	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2023		2023
Interest rate swaps	$355	Interest expense	$(1,682)
	2022		2022
Interest rate swaps	$(10,339)	Interest expense	$618

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of  June 30, 2023, the termination value of derivatives in an asset position was $13,427. As of  June 30, 2023, the Trust has pledged the properties related to the loans which are hedged as collateral.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2023		December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Investment in securities	$10,230	$10,230	$29,371	$29,371
Notes receivable	$10,154	$11,833	$8,448	$9,789
Derivative assets	$13,427	$13,427	$13,782	$13,782

Financial liabilities:
Mortgage notes payable	$520,112	$480,614	$508,305	$466,245

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2023
Derivative assets	$—	$13,427	$—	$13,427

December 31, 2022
Derivative assets	$—	$13,782	$—	$13,782

Derivatives:  The fair value of interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of the derivative.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2023
U.S. Treasury Bills	$10,230	$—	$—	$10,230
Mortgage notes payable	$—	$—	$480,614	$480,614
Notes receivable	$—	$—	$11,833	$11,833
December 31, 2022
U.S. Treasury Bills	$29,371	$—	$—	$29,371
Mortgage notes payable	$—	$—	$466,245	$466,245
Notes receivable	$—	$—	$9,789	$9,789

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 5.85% to 5.90% and from 5.75% to 6.00% at June 30, 2023 and December 31, 2022, respectively.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 7.25% at June 30, 2023 and ranged from 3.25% to 7.25% at December 31, 2022.

NOTE 11 – LEASES

As of June 30, 2023, we derived 85.0% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of June 30, 2023, we derived 15.0% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

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

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended June 30, 2023
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$29,165	$3,920	$33,085
Lease income related to variable lease payments	—	899	899
Other (a)	(160)	86	(74)
Lease Income (b)	$29,005	$4,905	$33,910

	Three months ended June 30, 2022
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$27,436	$4,115	$31,551
Lease income related to variable lease payments	—	1,111	1,111
Other (a)	(192)	68	(124)
Lease Income (b)	$27,244	$5,294	$32,538

(a)	For the three months ended June 30, 2023 and 2022, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended June 30, 2023 and 2022 of $1,640 and $1,279, respectively, which is accounted for under the revenue recognition standard.

	Six months ended June 30, 2023
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$57,820	$7,864	$65,684
Lease income related to variable lease payments	—	2,096	2,096
Other (a)	(279)	181	(98)
Lease Income (b)	$57,541	$10,141	$67,682

	Six months ended June 30, 2022
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$53,934	$8,182	$62,116
Lease income related to variable lease payments	—	2,288	2,288
Other (a)	(361)	163	(198)
Lease Income (b)	$53,573	$10,633	$64,206

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

(a)	For the six months ended June 30, 2023 and 2022, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the six months ended June 30, 2023 and 2022 of $3,048 and $2,528, respectively, which is accounted for under the revenue recognition standard.

As of June 30, 2023, non-cancelable commercial operating leases provide for future minimum rental income as follows. Residential leases are not included, as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2023 (July 1, 2023 - December 31, 2023)	$7,565
2024	14,805
2025	14,379
2026	12,986
2027	11,554
Thereafter	43,364
$104,653

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

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Property Management Fees

During the six months ended June 30, 2023 and 2022, we paid fees to GOLDMARK Property Management, Inc. related to the management of properties, on-site staff costs and other miscellaneous fees required to run the property of $5,917, and $6,879, respectively. Management fees paid during the six months ended June 30, 2023 and 2022 approximated 5% of net collected rent. In addition, during the six months ended June 30, 2023 and 2022, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $4,916 and $3,523, respectively.

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and Executive Officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be and was received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 23, 2023, and is effective until March 31, 2024.

The below table summarizes the fees incurred to our Advisor.

	Six Months ended June 30,
	2023	2022

	(in thousands)
Fee:
Advisory	$1,901	$1,807
Acquisition	$-	$876
Disposition	$204	$226
Financing	$68	$47
Project Management	$249	$253

The below table summarizes the fees payable to our Advisor.

	Payable at
	June 30,	December 31,
	2023	2022

	(in thousands)
Fee:
Advisory	$316	$632
Acquisition	$-	$387
Disposition	$-	$72
Financing	$11	$-
Project Management	$-	$12

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Operating Partnership Units Issued in Connection with Acquisitions

During the six months ended June 30, 2023, there were no Operating Partnership units issued.

During the six months ended June 30, 2022, 443,000 Operating Partnerships units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $10,180.

Commissions

During the six months ended June 30, 2023, there were no real estate commissions paid to GOLDMARK Commercial Real Estate. During the six months ended June 30, 2022, we incurred real estate commissions of $278 to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of June 30, 2023, there were no commissions payable to Goldmark Commercial Real Estate. As of December 31, 2022, there were commissions of $183 payable to GOLDMARK Commercial Real Estate.

During the six months ended June 30, 2023, there were no commission paid to GOLDMARK Property Management. During the six months ended June 30, 2022, we incurred real estate commissions of $260, to GOLDMARK Property Management. June 30, 2023, there were no unpaid commissions to GOLDMARK Commercial Real Estate. As of December 31, 2022, there were commissions of $92 payable to GOLDMARK Property Management.

Rental Income

During the six months ended June 30, 2023 and 2022, we received rental income of $135 and $132, respectively, under an operating lease agreement with GOLDMARK Property Management, Inc.

During the six months ended June 30, 2023 and 2022, we received rental income of $66 and $64, respectively, under an operating lease agreement with our Advisor.

During the six months ended June 30, 2023 and 2022, we received rental income of $465 and $422, respectively, under operating lease agreements with Bell Bank.

Other operational costs

During the six months ended June 30, 2023 and 2022, the Trust incurred $91 and $111, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. At June 30, 2023 and December 31, 2022, there were no operational outstanding liabilities.

Debt Financing

At June 30, 2023 and December 31, 2022, the Trust had $61,399 and $64,123, respectively, of outstanding principal on loans entered into with Bell Bank. During the six months ended June 30, 2023 and 2022, the Trust incurred interest expense on debt held with Bell Bank of $1,208 and $1,238, respectively. Accrued interest as of June 30, 2023 and December 31, 2022 related to this debt was $118 and $130, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Mezzanine Financing

The Trust offers mezzanine financing to joint ventures, see note 5 for investment in unconsolidated affiliates. At June 30, 2023 and December 31, 2022, Sterling issued $9,998 and $5,854 respectively, in second mortgage financing to related entries.

During the six months ended June 30, 2023 and 2022, the Trust earned interest income of $288 and $171 respectively, related to the second mortgage financing.

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial and Residential Segment as well as Director and Officer general and liability coverage. For the six months ended June 30, 2023, total premiums incurred for this policy were $131. No premiums were incurred during the six months ended June 30, 2022.

Development Arrangements

During the six months ended June 30, 2023 and 2022, the Trust incurred $- and $409, respectively, in development fees to Trumont Group. At June 30, 2023 and December 31, 2022, the Trust had no costs owed for development fees to Trumont Group.

During the six months ended June 30, 2023 and 2022, the Trust incurred $276 and $429, respectively, in construction fees to Trumont Construction. At June 30, 2023 and December 31, 2022, the Trust owed $- and $71, respectively for construction fees to Trumont Construction.

During the six months ended June 30, 2023 and 2022, the Trust incurred $186 and $204, respectively, in general construction costs to Trumont Construction. At June 30, 2023 and December 31, 2022, the Trust owed $- and $81, respectively, for general construction costs.

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

JUNE 30, 2023 and 2022 (UNAUDITED)

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

NOTE 14 – DISPOSITIONS

During the six months ended June 30, 2023, the Operating Partnership disposed of two properties. One property located in Coon Rapids, Minnesota was disposed of for $3,448 with a recognized gain of $1,531. The other property was located in White Bear Lake, Minnesota was disposed of for $4,710 with a recognized gain of $1,066. During the six months ended June 30, 2022 the Operating Partnership disposed of two properties for a total of $9,100 and recognized gain of $3,340.

NOTE 15 – ACQUISITIONS

The Trust had no acquisitions during the six months ended June 30, 2023.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Six months ended
	June 30,
	2023	2022
Real estate investment acquired	$-	$35,953
Acquired lease intangible assets	-	619
Assumed Assets	-	3
Total Assets Acquired	$-	$36,575
Other liabilities	-	(264)
Net assets acquired	-	36,311
Equity/limited partnership unit consideration	-	(10,180)
Net cash consideration	$-	$26,131

NOTE 16 - SUBSEQUENT EVENTS

On July 7, 2023, the Trust obtained financing on a residential property for $6,000.

On July 17, 2023, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on June 30, 2023.

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

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT consist of real estate assets and that 75% of its gross income be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 183 properties containing 11,300 apartment units and approximately 1,467,000 square feet of leasable commercial space as of June 30, 2023. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $765,830, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

Impairment of Real Estate Investments

The Trust will review each property within its portfolio, every quarter for potential impairment through various screening mechanisms (identifiers) to determine if there are indicators of impairment on a property. If so, the property is further analyzed through an undiscounted cash flow test. An identifier is not an indicator or triggering event for impairment; however, it is a mechanism to highlight an item on a property, which warrants further consideration and analysis to determine if an indicator is present. The following are examples of activities that are reviewed quarterly:

●	An individual property’s weighted average cost of capital is not meeting its required rate as calculated by management.
●	Significant decline in Operational NOI in relation to individual residential properties.
●	Significant decline in NOI in relation to individual commercial properties.
●	Significant quarter over quarter decrease in occupancy.

If the presence of one or more impairment identifiers is noted through a screening mechanism at the end of the reporting period or throughout the year with respect to an investment property, the asset is further analyzed to determine if an indicator of impairment exists. If further analysis does not explain the property’s performance, the Trust considers this to provide evidence that an indicator of impairment does exist, the property is then subject to additional impairment analysis, and an undiscounted cash flow analysis is performed on the individual property. Indicators of impairment include:

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

Additionally, Sterling considers certain occurrences at a property to be a triggering event, causing an analysis of impairment to occur, and an undiscounted cash flow analysis is performed. Triggering events of impairment include:

●	Continued difficulty in leasing property or renewing existing leases. Factors considered include:
◾	Competitors building significantly new properties.
◾	Competitors are relocating out of the area.
◾	Tenant downsizing and needing less square footage.
◾	Significant decrease in market prices not in line with general market trends.
◾	Property make-up of units is not in line with market trends.
◾	Demographics of property.
●	A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition.
●	A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator.
●	A current expectation that, “more likely than not” a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The term more likely than not refers to a level of likelihood that is more than 50 percent. As such, any property approved by the Board of Trustees to be sold, will be evaluated for impairment.

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on evaluation, there were no impairment losses during the six months ended June 30, 2023 and 2022.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six months ended June 30, 2023 included elsewhere in this report.

Acquisition of Real Estate Investments

The Company allocates the purchase price of properties that meet the definition of an asset acquisition to net tangible and identified intangible assets acquired based on their relative fair values. In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, included independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Company also considered information obtained about each property as a result of its pre-acquisition due diligence, marketing, and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.

REIT Status

We operate in a manner intended to enable us to continue to qualify as a REIT under Sections 856-860 of the Internal Revenue Code. Under those sections, a REIT which distributes as least 90% of its REIT taxable income, excluding net capital gains, as a distribution to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. We intend to distribute to our shareholders 100% of our taxable income. Therefore, no provision for Federal income taxes is required. If we fail to distribute the required amount of income to our shareholders, we would fail to qualify as a REIT and substantial adverse tax consequences may result.

Principal Business Activity

Sterling currently owns directly and indirectly 183 properties. The Trust’s 143 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 40 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 78.8% residential and 21.2% commercial (based on cost) with a total carrying value of $765,830 at June 30, 2023. Currently our  focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	122	7,187
	Minnesota	15	3,040
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		143	11,300

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	7	493,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		40	1,467,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $1,733 or 5.1% for the three months ended June 30, 2023, compared to the same three month period in 2022.
●	Increased revenues from rental operations by $3,996 or 6.0% for the six months ended June 30, 2023, compared to same six month period in 2022.

●	Disposed of two commercial properties during the six months ended June 30, 2023.
●	Declared dividends aggregating $0.5750 per common share for the six months ended June 30, 2023.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Residential	Commercial	Total	Residential	Commercial	Total
	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$30,574	$4,976	$35,550	$28,502	$5,315	$33,817
Real Estate Expenses
Real Estate Taxes	3,267	537	3,804	2,964	674	3,638
Property Management	3,922	218	4,140	3,506	154	3,660
Utilities	2,604	272	2,876	2,565	258	2,823
Repairs and Maintenance	7,655	374	8,029	5,314	435	5,749
Insurance	1,282	25	1,307	897	28	925
Total Real Estate Expenses	18,730	1,426	20,156	15,246	1,549	16,795
Net Operating Income	$11,844	$3,550	15,394	$13,256	$3,766	17,022
Interest			5,331			4,954
Depreciation and amortization			6,484			5,963
Administration of REIT			1,140			1,400
Other income			(2,291)			(2,402)
Net Income			$4,730			$7,107

Net Income Attributed to:
Noncontrolling Interest			$(1,410)			$4,539
Sterling Real Estate Trust			$6,140			$2,568
Dividends per share (1)			$0.2875			$0.2875
Earnings per share			$0.56			$0.24
Weighted average number of common shares			11,039			10,564

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $35,550 for the three months ended June 30, 2023 increased $1,733 or 5.1% in comparison to the same period in 2022. Residential property revenues increased $2,072 and commercial property revenues decreased $339.

The following table illustrates occupancy percentages for the three month periods indicated:

	June 30,	June 30,
	2023	2022
Residential occupancy	90.1%	94.2%
Commercial occupancy	89.4%	81.6%

Residential revenues for the three months ended June 30, 2023 increased $2,072 or 7.3% in comparison to the same period for 2022. Residential properties acquired since January 1, 2022 contributed approximately $1,676 to the increase in total residential revenues in the three months ended June 30, 2023. An increase of $280 is related to a revenue sharing contract. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 86.0% of total revenues for the three months ended June 30, 2023 compared to 84.3% of total revenues for the three months ended June 30, 2022.

For the three months ended June 30, 2023, total commercial revenues decreased $339 or 6.4% in comparison to the same period for 2022. The decrease is attributed to the disposition of two commercial properties. These properties account for $76 of decreased commercial rent during the three months ended June 30, 2023. The remainder can be attributed to a decrease of $208 for common area maintenance income in the Minneapolis market. Commercial revenues comprised 14.0% of the total revenues for the three months ended June 30, 2023, compared to 15.7% of total revenues for the three months ended June 30, 2022. Due to the sale of commercial properties, it is anticipated that the decline in commercial revenues as a percentage of total revenues will continue.

Expenses

Residential expenses from operations of $18,730 during the three months ended June 30, 2023 increased $3,484 or 22.9% in comparison to the same period in 2022. The increase is primarily attributed to a $2,342 or 44.1% increase in repairs and maintenance due to previous deferred projects and repairs being completed in 2023. Property management increased $416, or 11.9% and real estate taxes increased $303, or 10.2%. Properties acquired after January 1, 2022, account for $212 and $233, respectively during the three months ended June 30, 2023.

Commercial expenses from operations of $1,426 during the three months ended June 30, 2023 decreased $123 or 7.9% in comparison to the same period in 2022. The decrease is primarily attributed to decreased real estate taxes of $137 or 20.3% and repairs and maintenance for $61 or 14.0%.

Interest expense of $5,331 during the three months ended June 30, 2023 increased $377 or 7.6% in comparison to the same period in 2022. Interest expense related to financing activities increased by $350 during the three months ended June 30, 2023 as compared to the same period in 2022. The primary reason for increased interest expense on debt is due to increased mortgage balance on the portfolio as a whole. During the three months ended June 30, 2023 interest expense was 15.0% of total revenues.

Depreciation and amortization expense of $6,484 during the three months ended June 30, 2023 increased $521 or 8.7% in comparison to the same period in 2022. Properties acquired since January 1, 2022 contributed approximately $513 to the increase in depreciation expense during the three months ended June 30, 2023. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended June 30, 2023 and 2022 was 18.2% and 17.6%, respectively.

REIT administration expenses of $1,140 during the three months ended June 30, 2023 decreased $260 or 18.6% in comparison to the same period in 2022, due to a one-time development fee of $300 in 2022.

Other income of $2,291 during the three months ended June 30, 2023 decreased $111 or 4.6% in comparison to the same period in 2022. This is due to a decrease in equity income of affiliates of $452 and a decrease in gain from involuntary conversions of $432. This is offset by an increase in realized gain on sale for $585 and interest income of $198.

Results of Operations for the Six Months Ended June 30, 2023

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$60,494	$10,236	$70,730	$55,997	$10,737	$66,734
Real Estate Expenses
Real Estate Taxes	6,507	1,097	7,604	5,810	1,325	7,135
Property Management	7,797	423	8,220	6,947	357	7,304
Utilities	6,490	598	7,088	5,974	618	6,592
Repairs and Maintenance	15,816	977	16,793	11,288	869	12,157
Insurance	2,324	48	2,372	1,734	59	1,793
Total Real Estate Expenses	38,934	3,143	42,077	31,753	3,228	34,981
Net Operating Income	$21,560	$7,093	28,653	$24,244	$7,509	31,753
Interest			10,687			9,800
Depreciation and amortization			13,036			11,745
Administration of REIT			2,451			2,617
Other income			(1,562)			(2,905)
Net (loss) Income			$4,041			$10,496

Net (Loss) Income Attributed to:
Noncontrolling Interest			$(1,858)			$6,714
Sterling Real Estate Trust			$5,899			$3,782
Dividends per share (1)			$0.5750			$0.5750
Earnings per share			$0.5400			$0.3600
Weighted average number of common shares			10,996			10,515
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $70,730 for the six months ended June 30, 2023 increased $3,996 or 6.0% in comparison to the same period in 2022. Residential property revenues increased $4,497 and commercial property revenues decreased $501, from the prior year’s comparable six month period.

The following table illustrates occupancy percentages for the six month periods indicated:

	June 30,	June 30,
	2023	2022
Residential occupancy	90.2%	94.1%
Commercial occupancy	89.4%	81.6%

Residential revenues for the six months ended June 30, 2023 increased $4,497 or 8.0% in comparison to the same period for 2022. Residential properties acquired since January 1, 2022 contributed approximately $4,176 to the increase in total residential revenues in the six months ended June 30, 2023. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 85.5% of total revenues for the six months ended June 30, 2023 compared to 83.9% of total revenues for the six months ended June 30, 2022

For the six months ended June 30, 2023, total commercial revenues decreased $501 or 4.7% in comparison to the same period for 2022. The decrease is attributed to the sale of two commercial buildings resulting in a $45 decrease in revenue. The decrease is also attributed to the common area maintenance income for $237 for a commercial building located in Minneapolis, Minnesota. Commercial revenues comprised 14.5% of the total revenues for the six months ended June 30, 2023 compared to 16.1% of total revenues for the six months ended June 30, 2022.

Expenses

Residential expenses from operations of $38,934 during the six months ended June 30, 2023 increased $7,181 or 22.6% in comparison to the same period in 2022. The increase is primarily attributed to increased repairs and maintenance expense of 4,528 or 40.1% due to deferred projects and repairs being completed in 2023. Further increase is attributed to an increase of $850 or 12.2% for property management fees and $697 or 12.0% for real estate taxes. Properties acquired since January 1, 2022 contributed $487 and $491 to the increase in property management fees and real estate taxes, respectively.

Commercial expenses from operations of $3,143 during the six months ended June 30, 2023 decreased $85 or 2.6% in comparison to the same period in 2022. This is attributed to the decrease in repairs and maintenance needed in 2023 compared to 2022.

Interest expense of $10,687 during the six months ended June 30, 2023 increased $887 or 9.1% in comparison to the same period in 2022. Interest expense related to financing activities increased by $754 during the six months ended June 30, 2023 as compared to the same period in 2022. The primary reason for the increase in interest expense related to debt is due to the increase of mortgage principle of the Trust’s debt portfolio. Interest expense for notes payable increased $72 during the six months ended June 30, 2023 due to the payoff of the Bell Bank promissory note acquired at the end of 2022. During the six months ended June 30, 2023, interest expense was 15.1% of total revenues.

Depreciation and amortization expense of $13,036 for the six months ended June 30, 2023 increased $1,291 or 11.0% in comparison to the same period in 2022. Properties acquired since January 1, 2022, contributed approximately $1,111 to the increase in depreciation expense. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the six months ended June 30, 2023 and 2022 was relatively consistent at 18.4% and 17.6%, respectively.

REIT administration expenses of $2,451 for the six months ended June 30, 2023 decreased $116 or 6.4% in comparison to the same period in 2022. The decrease is due to a one-time development fee of $300 in 2022. This is slightly offset by the increase of REIT advisory fees paid during the year 2023 as compared to 2022.

Other income of $1,562 for the six months ended June 30, 2023, decreased $1,343 or 46.2% in comparison to the same period in 2022. This is primary due to the decrease of $743 related to realized gain on sale. A decrease of $457 related to involuntary conversions during the year 2023 as compared to 2022.

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

Construction in progress as of June 30, 2023, consists primarily of construction at residential properties located in North Dakota and Minnesota. Granger Court located in Fargo, North Dakota consists of the re-development due to a fire occurring in 2022. The current budget for this property is $1,564 of which $843 has been incurred. Prairiewood Meadows located in

Fargo, North Dakota is creating a new club house for residents. The clubhouse will remain in construction phase throughout 2023. The current budget for this property is $732 of which $688 has been incurred in construction in progress. Georgetown-on-the-River, located in Minneapolis, had a fire occur in early January 2022 that caused significant damage to the property. Repairs to the damaged units, that are being tracked in construction-in-progress, now totals $1,520 with expected completion in the third quarter of 2023 pending final inspections. Rosedale Estates, located in Roseville, MN is creating a parking structure in 2023. The current budget is $5,246 and is in the beginning stages of engineering. Remaining construction in progress projects are primarily related to parking lot replacements, roof upgrades, and various property upgrades on multiple residential properties.

The Trust has two on-going developments through ventures in unconsolidated affiliates.

Park Hill Apartments, currently being developed in Dallas, Texas, is expected to be completed in the third quarter of 2023 and the current project budget approximates $53,138 of which $44,817 has been incurred as of June 30, 2023.

Kessler Apartments, currently being developed in Fort Worth, Texas, is expected to be completed in the third quarter of 2024 and the current project budgets approximates $55,000 of which $26,845 has been incurred as of June 30, 2023.

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

Historical cost accounting for real estate assets implicitly assumes the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. FFO was created to address this problem. It was intended to be a standard supplemental measure of REIT operating performance that excluded historical cost depreciation from — or “added back” to — GAAP net income.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and six months ended June 30, 2023 and 2022, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2023		Three months ended June 30, 2022
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$6,140	11,039	$2,568	10,564

Add back:
Noncontrolling Interest - Operating Partnership Units	(1,361)	18,603	4,531	18,633
Depreciation & Amortization from continuing operations	6,484		5,963
Pro rata share of unconsolidated affiliate depreciation and amortization	1,499		643
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(2,597)		(2,012)
Funds from operations applicable to common shares and limited partnership units (FFO)	$10,165	29,642	$11,693	29,197

	Six months ended June 30, 2023		Six months ended June 30, 2022
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$5,899	10,996	$3,782	10,515

Add back:
Noncontrolling Interest - Operating Partnership Units	(1,769)	18,649	6,676	18,565
Depreciation & Amortization from continuing operations	13,036		11,745
Pro rata share of unconsolidated affiliate depreciation and amortization	2,983		1,732
Subtract:
Gain on sale of depreciable real estate	(2,597)		(3,340)
Funds from operations applicable to common shares and limited partnership units (FFO)	$17,552	29,645	$20,595	29,080

Liquidity and Capital Resources

Evaluation of Liquidity

We continually evaluate our liquidity and ability to fund future operations, debt obligations and any repurchase requests.  As part of our analysis, we consider among other items, the credit quality of tenants, and current lease terms and projected expiration dates.

Our principal demands for funds will be for the: (i) acquisition of real estate and real estate-related investments, (ii) payment of acquisition-related expenses and operating expenses, (iii) payment of dividends/distributions, (iv) payment of principal and interest on current and any future outstanding indebtedness, (v) redemptions of our securities under our redemption plans and (vi) capital improvements, development projects, and property related expenditures. Generally, we expect to meet cash needs for the payment of operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and any repurchase requests to our shareholders and the unit holders of our Operating Partnership from cash flow from operations; however, we may use other sources to fund dividends/distributions and repurchases, as necessary.

As of June 30, 2023, our unrestricted cash resources consisted of cash and cash equivalents totaling $6,181. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $60,952, which could potentially be used as collateral to secure additional financing in future periods.

The Trust maintains a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $5,000 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. The lines of credit are secured by specific properties. At June 30, 2023, the Bremer line of credit secures one letter of credit totaling $50, leaving $9,865 available and unused under the agreements. The Trust anticipates it will hold it as a cash resource to the Trust.

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for the Trust.

During the six months ended June 30, 2023, we did not sell any common shares in a private placement. During the six months ended June 30, 2023, we issued 181,000 and 97,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $6,200. During the six months ended June 30, 2023, we did not sell any common shares in private placements.  During the six months ended June 30, 2022, we issued 165,000 and 92,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $5,712.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. No limited partnership units of the Operating Partnership were issued in relation to the acquisition of real estate investments during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Trust issued approximately 443,000 limited partnership units of the Operating Partnership valued at $23.00 per unit for an aggregate consideration of approximately $10,180 for the purchase of real estate investments.

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

	Six months ended
	June 30,
	2023	2022

	(in thousands)
Net cash flows provided by operating activities	$13,557	$15,497
Net cash flows provided by (used in) investing activities	$17,012	$(29,958)
Net cash flows (used in) provided by financing activities	$(27,874)	$2,702

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

Net cash provided by operating activities was $13,557 and $15,497 for the six months ended June 30, 2023 and 2022, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash provided in investing activities was $17,012 for the six months ended June 30, 2023. Net cash used in investing activities was $29,958 for the six months ended June 30, 2022, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the six months ended June 30, 2023 and 2022, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $4,741 and $31,554, respectively. Cash outlays related to investments in unconsolidated affiliates were $2,546 and $7,749 during the six months ended June 30, 2023, and 2022, respectively. During the six months ended June 30, 2023, there were proceeds from the maturity of securities for $19,369. There were no proceeds from the maturity of securities for the six months ended June 30, 2022. Proceeds from sale of real estate investments during the six months ended June 30, 2023 and 2022, were $5,082, and $6,266, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used by financing activities was a loss of $27,874 and $2,702 for the six months ended June 30, 2023 and 2022. During the six months ended June 30, 2023, we paid $13,055 in dividends and distributions, redeemed $3,958 of shares and units, received $35,250 from new mortgage notes payable, and made mortgage principal payments of $20,628. Net cash provided by financing activities was $2,702 for the six months ended June 30, 2022. For the six months ended June 30, 2022, we paid $12,340 in dividends and distributions, redeemed $1,260 of shares and units, received $23,305 from new mortgage notes payable, and made mortgage principal payments of $8,921.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2023 to June 30, 2023 totaling $6,320 or $0.5750 per share, of which $2,434 were cash dividends and $3,886 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $13,557 from our cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2022 to June 30, 2022 totaling $6,044 or $0.5750 per share, of which $2,256 were cash dividends and $3,787 were reinvested through the dividend reinvestment plan. The cash dividends were paid with the $15,497 from our cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Six months ended
	June 30,
	2023	2022

	(in thousands)
Cash flows provided by operations (net income of $4,041 and $10,496, respectively)	$13,557	$15,497
Distributions in excess of earnings received from unconsolidated affiliates	1,443	312
Gain on sales of real estate and non-real estate investments	2,596	3,340
Dividends declared	(6,320)	(6,044)
Excess	$11,276	$13,105

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2023, we declared distributions totaling $10,721 to holders of limited partnership units in our Operating Partnership, which we paid on April 17, and July 17, 2023. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the six months ended June 30, 2022, we declared quarterly distributions totaling $10,716 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, and July 15, 2022. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the six months ended June 30, 2023, we paid aggregate dividends of $6,255, which were paid with cash flows provided by operating activities. Our FFO was $17,552 for the six months ended June 30, 2023. Therefore, our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2022, we paid aggregate dividends of $5,748 which were paid with cash flows provided by operating activities. Our FFO was $20,595 for the six months ended June 30, 2022. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the six months ended June 30, 2023, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $104,648 at June 30, 2023. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of June 30, 2023, the Trust had $104,648 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three and six months ended June 30, 2023.

Other Sales

During the three months ended June 30, 2023, we did not issue any common shares in exchange for limited partnership units of the Operating Partnership.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended June 30, 2023:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs

April 1-30, 2023	35,000	84,000	$21.85	1,540,000	1,278,000	$10,985
May 1-31, 2023	9,000	2,000	$21.85	1,549,000	1,280,000	$10,734
June 1-30, 2023	—	—	$21.85	1,549,000	1,280,000	$10,724
Total	44,000	86,000

For the three months ended June 30, 2023, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended June 30, 2023, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective January 1, 2022, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $55,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of June 30, 2023, was $10,724. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Title of Document
3.1

Articles of Organization of Sterling Real Estate Trust filed December 3, 2002 (incorporated by reference to Exhibit 3.1 to the Company’s General Form for Registration of Securities on Form 10-12G filed on March 7, 2011).

3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014 (incorporated by reference to Exhibit 5.02 to the Company’s Current Report on Form 8-K filed June 24, 2014).

3.3	Amended and Restated Bylaws dated June 2, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 3, 2020).

10.1	Twelfth Amended and Restated Advisory Agreement, effective April 1, 2023 (incorporated by reference to Exhibit No. 10.1 to the Trust’s current report on Form 8-K filed March 23, 2023).

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 9, 2023

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Damon K. Gleave
Damon K. Gleave
Chief Financial Officer
(Principal Financial Officer)