Form 10-Q/A
period 2023-06-30
Sterling Real Estate Trust
filed 2023-11-07
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust “Sterling”, “the Trust” or (“the Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the "Original Form 10-Q") filed with the Securities and Exchange Commission (the "SEC") on August 9, 2023.

Background of Restatement

On November 1, 2023, the Company filed a Current Report on Form 8-K disclosing that the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 2023 (the “Original June 30, 2023 Financial Statements”) should no longer be relied upon.

While preparing the financial statements as of and for the quarter ended September 30, 2023, the Company discovered an error was made relating to the recording of the journal entry for the attributable portion of net income that related to the noncontrolling interest of the operating partnership. Further, we discovered that this error affected the quarterly period ended June 30, 2023. This did not have an impact on the total net income or the total funds from operations represented on the June 30, 2023 quarterly filing. The Company has concluded that because the controls surrounding the financial reporting process did not operate effectively and resulted in the failure to detect the misstatement, the deficiency is a material weakness in the Company's internal control over financial reporting, resulting in a material error in the Original June 30, 2023 Financial Statements.

In this Amendment No. 1, the Company has restated the Original June 30, 2023 Financial Statements, including the notes thereto (collectively, the “Restatements”) to correct the material errors described above in the Original June 30, 2023 Financial Statements. In addition to financial statement data related to the Original June 30, 2023 Financial Statements, Note 2 to the unaudited financial statements, Management Discussion and Analysis of Financial Condition and Results of Operations includes (i) restated Results of Operations for the three and nine months ended June 30, 2023 (ii) restated Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units for the three and nine months ended June 30,2023.

Internal Control Considerations

In connection with the Restatements, management has concluded that the Company has a material weakness in its internal control over financial reporting as it was determined that our control to evaluate the accounting and disclosure of the attributable portion of net income relating to the noncontrolling interest of the operating partnership did not operate effectively and resulted in the failure to detect the misstatement.

Items Amended in this Quarterly Report on Form 10-Q/A

This Amendment No. 1 sets forth the Original Form 10-Q, as modified and superseded where necessary to reflect the Restatements and the related disclosure controls and procedures and internal control considerations. Accordingly, the following items included in the Original Form 10-Q have been amended:

•Part I, Item 1, Financial Statements

•Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations

•Part I, Item 4, Controls and Procedures

Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment No. 1 currently dated certifications from its Chief Executive Officer and its Chief Financial Officer.

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment No. 1 does not reflect events occurring after the Original Form 10-Q and does not modify or update the disclosures therein, except to reflect matters related to the Restatements.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of June 30, 2023 (UNAUDITED & RESTATED) and December 31, 2022

	June 30,	December 31,
	2023	2022

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$128,029	$129,682
Building and improvements	835,533	834,356
Construction in progress	7,921	7,110
Real estate investments	971,483	971,148
Less accumulated depreciation	(205,653)	(194,849)
Real estate investments, net	765,830	776,299
Cash and cash equivalents	6,182	3,257
Restricted deposits	9,093	9,323
Investment in securities	10,230	29,371
Investment in unconsolidated affiliates	28,654	29,423
Notes receivable	10,154	8,448
Lease intangible assets, less accumulated amortization	3,304	5,290
Other assets, net	26,461	27,312

Total Assets	$859,908	$888,723

LIABILITIES
Mortgage notes payable, net	$518,109	$506,167
Notes payable	—	26,500
Lines of credit	—	1,008
Dividends payable	8,521	8,493
Tenant security deposits payable	6,954	6,368
Lease intangible liabilities, less accumulated amortization	544	646
Accrued expenses and other liabilities	13,427	16,075
Total Liabilities	547,555	565,257

COMMITMENTS and CONTINGENCIES - Note 13

SHAREHOLDERS' EQUITY
Beneficial interest	124,248	123,996
Noncontrolling interest
Operating partnership	172,127	183,048
Partially owned properties	2,551	2,640
Accumulated other comprehensive income	13,427	13,782
Total Shareholders' Equity	312,353	323,466

	$859,908	$888,723

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED June 30, 2023 and 2022 (UNAUDITED & RESTATED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$35,550	$33,817	$70,730	$66,734
Expenses
Expenses from rental operations
Operating expenses	16,352	13,157	34,473	27,846
Real estate taxes	3,804	3,638	7,604	7,135
Depreciation and amortization	6,484	5,963	13,036	11,745
Interest	5,331	4,954	10,687	9,800
	31,971	27,712	65,800	56,526
Administration of REIT	1,140	1,400	2,451	2,617
Total expenses	33,111	29,112	68,251	59,143
Income from operations	2,439	4,705	2,479	7,591

Other income
Equity in (losses) of unconsolidated affiliates	(736)	(284)	(1,872)	(1,424)
Other income	340	152	747	442
Gain on sale or conversion of real estate investments	2,596	2,012	2,597	3,340
Gain on involuntary conversion	90	522	90	547
Total other income	2,290	2,402	1,562	2,905
Net income	$4,729	$7,107	$4,041	$10,496
Net (loss) income attributable to noncontrolling interest:
Operating partnership	3,007	4,531	2,599	6,676
Partially owned properties	(49)	8	(89)	38
Net income attributable to Sterling Real Estate Trust	$1,771	$2,568	$1,531	$3,782

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.16	$0.24	$0.14	$0.36

Comprehensive income:
Net income	$4,729	$7,107	$4,041	$10,496
Other comprehensive gain (loss) - change in fair value of interest rate swaps	2,023	3,815	(355)	10,339
Comprehensive income:	6,752	10,922	3,686	20,835
Comprehensive (loss) income attributable to noncontrolling interest	4,227	6,974	2,286	13,315
Comprehensive income attributable to Sterling Real Estate Trust	$2,525	$3,948	$1,400	$7,520

Weighted average common shares outstanding, basic and diluted	11,039	10,564	10,996	10,515

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED June 30, 2023 (UNAUDITED & RESTATED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2022	10,810	$ 159,003	($ 35,007)	$ 123,996	$ 183,048	$ 2,640	$ 13,782	$ 323,466
Shares/units redeemed	(8)	(181)	-	(181)	(915)	-	-	(1,096)
Dividends and distributions declared	-	-	(3,147)	(3,147)	(5,373)	-	-	(8,520)
Dividends reinvested - stock dividend	90	1,962	-	1,962	-	-	-	1,962
Issuance of shares under optional purchase plan	56	1,291	-	1,291	-	-	-	1,291
Change in fair value of interest rate swaps	-	-	-	-	-	-	(2,378)	(2,378)
Net loss	-	-	(240)	(240)	(408)	(40)	-	(688)
BALANCE AT MARCH 31, 2023	10,948	$ 162,075	($ 38,394)	$ 123,681	$ 176,352	$ 2,600	$ 11,404	$ 314,037
Shares/units redeemed	(45)	(978)	-	(978)	(1,884)	-	-	(2,862)
Dividends and distributions declared	-	-	(3,173)	(3,173)	(5,348)	-	-	(8,521)
Dividends reinvested - stock dividend	91	1,996	-	1,996	-	-	-	1,996
Issuance of shares under optional purchase plan	41	951	-	951	-	-	-	951
Change in fair value of interest rate swaps	-	-	-	-	-	-	2,023	2,023
Net income (loss)	-	-	1,771	1,771	3,007	(49)	-	4,729
BALANCE AT JUNE 30, 2023	11,035	$ 164,044	($ 39,796)	$ 124,248	$ 172,127	$ 2,551	$ 13,427	$ 312,353

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

The Company is restating its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, included in this Amendment No. 1 on this Quarterly Report on Form 10-Q/A.

The restatement reflects the correction of an error that made relating to the recording of the journal entry for the attributable portion of net income that related to the noncontrolling interest of the operating partnership.

The following tables present the restated amounts, the adjustments made and the previously reported amounts to summarize the effect of the corrections on the previously reported condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 (in thousands):

	Three months ended June 30, 2023			Six months ended June 30, 2023

	Original	Adjustment	As restated	Original	Adjustment	As restated
Balance Sheet
Shareholders' Equity
Beneficial interest				128,615	(4,367)	124,248
Noncontrolling interest
Operating partnership				167,760	4,367	172,127

Statement of Operations and Other Comprehensive Income
Net (loss) income attributable to noncontrolling interest:
Operating partnership	(1,361)	4,368	3,007	(1,769)	4,368	2,599

Net income attributable to Sterling Real Estate Trust	6,139	(4,368)	1,771	5,899	(4,368)	1,531

Comprehensive income:

Comprehensive (loss) income attributable to noncontrolling interest	(141)	4,368	4,227	(2,082)	4,368	2,286

Comprehensive (loss) income attributable to Sterling Real Estate Trust	6,893	(4,368)	2,525	5,768	(4,368)	1,400

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

JUNE 30, 2023 and 2022 (UNAUDITED & RESTATED)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Previously Issued Financial Statements

As discussed in the Explanatory Note to this Amendment No. 1, included in the interim financial statements, the Company has restated certain information contained in its previously issued unaudited interim condensed financial statements as of and for periods ended June 30, 2023, (the "Relevant Periods") related to an error made relating to the recording of the journal entry for the attributable portion of net income that related to the noncontrolling interest of the operating partnership. In this Amendment No. 1, the Company has restated the related financial statement line items for the Relevant Periods impacted. In addition, for further information regarding the matters leading to the Restatements and related findings with respect to the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Item 4. Controls and Procedures in Part I of this Amendment No. 1.

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

Residential Property	Location	No. of Properties	Units
	North Dakota	122	7,187
	Minnesota	15	3,040
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		143	11,300

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	7	493,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		40	1,467,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $1,733 or 5.1% for the three months ended June 30, 2023, compared to the same three month period in 2022.
●	Increased revenues from rental operations by $3,996 or 6.0% for the six months ended June 30, 2023, compared to same six month period in 2022.

●	Disposed of two commercial properties during the six months ended June 30, 2023.
●	Declared dividends aggregating $0.5750 per common share for the six months ended June 30, 2023.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$30,574	$4,976	$35,550	$28,502	$5,315	$33,817
Real Estate Expenses
Real Estate Taxes	3,267	537	3,804	2,964	674	3,638
Property Management	3,922	218	4,140	3,506	154	3,660
Utilities	2,604	272	2,876	2,565	258	2,823
Repairs and Maintenance	7,655	374	8,029	5,314	435	5,749
Insurance	1,282	25	1,307	897	28	925
Total Real Estate Expenses	18,730	1,426	20,156	15,246	1,549	16,795
Net Operating Income	$11,844	$3,550	15,394	$13,256	$3,766	17,022
Interest			5,331			4,954
Depreciation and amortization			6,484			5,963
Administration of REIT			1,140			1,400
Other income			(2,290)			(2,402)
Net Income			$4,729			$7,107

Net Income Attributed to:
Noncontrolling Interest			$2,958			$4,539
Sterling Real Estate Trust			$1,771			$2,568
Dividends per share (1)			$0.2875			$0.2875
Earnings per share			$0.16			$0.24
Weighted average number of common shares			11,039			10,564

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

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

Results of Operations for the Six Months Ended June 30, 2023

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$60,494	$10,236	$70,730	$55,997	$10,737	$66,734
Real Estate Expenses
Real Estate Taxes	6,507	1,097	7,604	5,810	1,325	7,135
Property Management	7,797	423	8,220	6,947	357	7,304
Utilities	6,490	598	7,088	5,974	618	6,592
Repairs and Maintenance	15,816	977	16,793	11,288	869	12,157
Insurance	2,324	48	2,372	1,734	59	1,793
Total Real Estate Expenses	38,934	3,143	42,077	31,753	3,228	34,981
Net Operating Income	$21,560	$7,093	28,653	$24,244	$7,509	31,753
Interest			10,687			9,800
Depreciation and amortization			13,036			11,745
Administration of REIT			2,451			2,617
Other income			(1,562)			(2,905)
Net (loss) Income			$4,041			$10,496

Net (Loss) Income Attributed to:
Noncontrolling Interest			$2,510			$6,714
Sterling Real Estate Trust			$1,531			$3,782
Dividends per share (1)			$0.5750			$0.5750
Earnings per share			$0.1400			$0.3600
Weighted average number of common shares			10,996			10,515
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and six months ended June 30, 2023 and 2022, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2023		Three months ended June 30, 2022
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,771	11,039	$2,568	10,564

Add back:
Noncontrolling Interest - Operating Partnership Units	3,007	18,603	4,531	18,633
Depreciation & Amortization from continuing operations	6,484		5,963
Pro rata share of unconsolidated affiliate depreciation and amortization	1,500		643
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(2,597)		(2,012)
Funds from operations applicable to common shares and limited partnership units (FFO)	$10,165	29,642	$11,693	29,197

	Six months ended June 30, 2023		Six months ended June 30, 2022
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,531	10,996	$3,782	10,515

Add back:
Noncontrolling Interest - Operating Partnership Units	2,599	18,649	6,676	18,565
Depreciation & Amortization from continuing operations	13,036		11,745
Pro rata share of unconsolidated affiliate depreciation and amortization	2,983		1,732
Subtract:
Gain on sale of depreciable real estate	(2,597)		(3,340)
Funds from operations applicable to common shares and limited partnership units (FFO)	$17,552	29,645	$20,595	29,080

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

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.

Based on such evaluation, at the time the quarterly report on Form 10-Q was filed on August 9, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our internal controls over financial reporting were effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to Company management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Subsequent to that evaluation, the principal executive officer and the principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below.

In light of this fact, our management has performed additional analyses and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this quarterly report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Following the original issuance of our financial statements for the three and six months ended June 30, 2023 included in our quarterly report on Form 10-Q, filed with the SEC on August 9, 2023 (the “Original June 30, 2023 Financial Statements”), we discovered that we had failed to properly record the journal entry for the attributable portion of net income that related to the noncontrolling interest of the operating partnership reflected in the Original June 30, 2023 Financial Statements, in the amount of approximately $4.4 million. This did not have an impact on the total net income or the total funds from operations represented on the June 30, 2023 quarterly filing. It did, however, necessitate the restating of our financial statements as of and for the six months ended June 30, 2023. We determined that our review control to evaluate the accounting and disclosure of the attributable portion of net income relating to the noncontrolling interest of the operating partnership did not operate effectively, resulting in a material error in the Original June 30, 2023 Financial Statements.

Changes in Internal Controls over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during the three or six months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are in the process of designing and implementing certain remedial measures related to our material weaknesses, as described below under “Remediation of Material Weaknesses”.

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment. Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weakness. We plan to enhance the design of the control activity over the review of the accounting and disclosure of the attributable portion of net income relating to the noncontrolling interest of the operating partnership. The material weakness cannot be considered remediated until after the applicable control operates for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.

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

Dated:November 7, 2023

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Damon K. Gleave
Damon K. Gleave
Chief Financial Officer
(Principal Financial Officer)