Form 10-Q
period 2023-09-30
Sterling Real Estate Trust
filed 2023-11-13
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2023
Common Shares of Beneficial Interest, $0.01 par value per share	11,270,129

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of September 30, 2023 (UNAUDITED) and December 31, 2022

	September 30,	December 31,
	2023	2022

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$128,038	$129,682
Building and improvements	836,855	834,356
Construction in progress	9,690	7,110
Real estate investments	974,583	971,148
Less accumulated depreciation	(211,212)	(194,849)
Real estate investments, net	763,371	776,299
Cash and cash equivalents	17,896	3,257
Restricted deposits	9,294	9,323
Investment in securities	5,323	29,371
Investment in unconsolidated affiliates	27,313	29,423
Notes receivable	9,229	8,448
Lease intangible assets, less accumulated amortization	3,143	5,290
Other assets, net	29,900	27,312

Total Assets	$865,469	$888,723

LIABILITIES
Mortgage notes payable, net	$520,193	$506,167
Notes payable	—	26,500
Lines of credit	—	1,008
Dividends payable	8,551	8,493
Tenant security deposits payable	7,073	6,368
Lease intangible liabilities, less accumulated amortization	507	646
Accrued expenses and other liabilities	17,232	16,075
Total Liabilities	553,556	565,257

COMMITMENTS and CONTINGENCIES - Note 13

SHAREHOLDERS' EQUITY
Beneficial interest	124,931	123,996
Noncontrolling interest
Operating partnership	168,635	183,048
Partially owned properties	2,581	2,640
Accumulated other comprehensive income	15,766	13,782
Total Shareholders' Equity	311,913	323,466

	$865,469	$888,723

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED September 30, 2023 and 2022 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$36,201	$34,531	$106,930	$101,264
Expenses
Expenses from rental operations
Operating expenses	16,237	14,363	50,711	42,209
Real estate taxes	3,792	3,565	11,395	10,700
Depreciation and amortization	5,990	6,120	19,026	17,865
Interest	5,377	5,081	16,064	14,882
	31,396	29,129	97,196	85,656
Administration of REIT	1,229	1,471	3,680	4,087
Total expenses	32,625	30,600	100,876	89,743
Income from operations	3,576	3,931	6,054	11,521

Other (loss) income
Equity in (losses) of unconsolidated affiliates	(666)	(499)	(2,538)	(1,923)
Other income	506	271	1,254	714
Gain on sale or conversion of real estate investments	—	6,557	2,597	9,897
Gain on involuntary conversion	—	56	89	603
Total other income	(160)	6,385	1,402	9,291
Net income	$3,416	$10,316	$7,456	$20,812
Net (income) loss attributable to noncontrolling interest:
Operating partnership	2,119	6,601	4,717	13,277
Partially owned properties	30	(53)	(59)	(15)
Net income attributable to Sterling Real Estate Trust	$1,267	$3,768	$2,798	$7,550

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.11	$0.35	$0.25	$0.71

Comprehensive income:
Net income	$3,416	$10,316	$7,456	$20,812
Other comprehensive gain - change in fair value of interest rate swaps	2,339	4,967	1,984	15,306
Comprehensive income:	5,755	15,283	9,440	36,118
Comprehensive income (loss) attributable to noncontrolling interest	3,611	9,707	5,904	23,021
Comprehensive income attributable to Sterling Real Estate Trust	$2,144	$5,576	$3,536	$13,097

Weighted average common shares outstanding, basic and diluted	11,157	10,685	11,050	10,572

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED September 30, 2023 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2022	10,810	$ 159,003	($ 35,007)	$ 123,996	$ 183,048	$ 2,640	$ 13,782	$ 323,466
Shares/units redeemed	(8)	(181)	-	(181)	(915)	-	-	(1,096)
Dividends and distributions declared	-	-	(3,147)	(3,147)	(5,373)	-	-	(8,520)
Dividends reinvested - stock dividend	90	1,962	-	1,962	-	-	-	1,962
Issuance of shares under optional purchase plan	56	1,291	-	1,291	-	-	-	1,291
Change in fair value of interest rate swaps	-	-	-	-	-	-	(2,378)	(2,378)
Net loss	-	-	(240)	(240)	(408)	(40)	-	(688)
BALANCE AT MARCH 31, 2023	10,948	$ 162,075	($ 38,394)	$ 123,681	$ 176,352	$ 2,600	$ 11,404	$ 314,037
Shares/units redeemed	(45)	(978)	-	(978)	(1,884)	-	-	(2,862)
Dividends and distributions declared	-	-	(3,173)	(3,173)	(5,348)	-	-	(8,521)
Dividends reinvested - stock dividend	91	1,996	-	1,996	-	-	-	1,996
Issuance of shares under optional purchase plan	41	951	-	951	-	-	-	951
Change in fair value of interest rate swaps	-	-	-	-	-	-	2,023	2,023
Net income (loss)	-	-	1,771	1,771	3,007	(49)	-	4,729
BALANCE AT JUNE 30, 2023	11,035	$ 164,044	($ 39,796)	$ 124,248	$ 172,127	$ 2,551	$ 13,427	$ 312,353
Shares issued under trustee compensation plan	3	72	-	72	-	-	-	72
Shares/units redeemed	(11)	(230)	-	(230)	(267)	-	-	(497)
Dividends and distributions declared	-	-	(3,207)	(3,207)	(5,344)	-	-	(8,551)
Dividends reinvested - stock dividend	86	1,889	-	1,889	-	-	-	1,889
Issuance of shares under optional purchase plan	39	892	-	892	-	-	-	892
Change in fair value of interest rate swaps	-	-	-	-	-	-	2,339	2,339
Net income	-	-	1,267	1,267	2,119	30	-	3,416
BALANCE AT SEPTEMBER 30, 2023	11,152	$ 166,667	($ 41,736)	$ 124,931	$ 168,635	$ 2,581	$ 15,766	$ 311,913

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2021	10,342	$ 148,562	($ 31,706)	$ 116,856	$ 176,954	$ 2,657	($ 950)	$ 295,517
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	-	-	-	10,180	-	-	10,180
Shares/units redeemed	(18)	(401)	-	(401)	(335)	-	-	(736)
Dividends and distributions declared	—	-	(3,007)	(3,007)	(5,359)	-	-	(8,366)
Dividends reinvested - stock dividend	79	1,716	-	1,716	-	-	-	1,716
Issuance of shares under optional purchase plan	57	1,313	-	1,313	-	-	-	1,313
Change in fair value of interest rate swaps	—	-	-	-	-	-	6,524	6,524
Net income	—	-	1,214	1,214	2,145	30	-	3,389
BALANCE AT MARCH 31, 2022	10,460	$ 151,190	($ 33,499)	$ 117,691	$ 183,585	$ 2,687	$ 5,574	$ 309,537
Shares/units redeemed	(18)	(386)	-	(386)	(138)	-	-	(524)
Dividends and distributions declared	-	-	(3,037)	(3,037)	(5,357)	-	-	(8,394)
Dividends reinvested - stock dividend	86	1,877	-	1,877	-	-	-	1,877
Issuance of shares under optional purchase plan	35	806	-	806	-	-	-	806
Change in fair value of interest rate swaps	-	-	-	-	-	-	3,815	3,815
Net income	-	-	2,568	2,568	4,531	8	-	7,107
BALANCE AT JUNE 30, 2022	10,563	$ 153,487	($ 33,968)	$ 119,519	$ 182,621	$ 2,695	$ 9,389	$ 314,224
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	2,210	-	-	2,210
Shares issued under trustee compensation plan	3	65	-	65	-	-	-	65
Shares/units redeemed	(14)	(310)	-	(310)	(293)	-	-	(603)
Dividends and distributions declared	-	-	(3,070)	(3,070)	(5,381)	-	-	(8,451)
Dividends reinvested - stock dividend	87	1,910	-	1,910	-	-	-	1,910
Issuance of shares under optional purchase plan	41	939	-	939	-	-	-	939
Change in fair value of interest rate swaps	-	-	-	-	-	-	4,967	4,967
Net income (loss)	-	-	3,768	3,768	6,601	(53)	-	10,316
BALANCE AT SEPTEMBER 30, 2022	10,680	$ 156,091	($ 33,270)	$ 122,821	$ 185,758	$ 2,642	$ 14,356	$ 325,577

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED September 30, 2023 and 2022 (UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
OPERATING ACTIVITIES
Net income	$7,456	$20,812
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	(2,596)	(9,897)
Gain on involuntary conversion	(89)	(603)
Change in fair value of securities	(321)	(62)
Equity in loss of unconsolidated affiliates	2,538	1,923
Distributions of earnings of unconsolidated affiliates	—	219
Allowance for uncollectible accounts receivable	(453)	(164)
Depreciation	17,482	16,445
Amortization	1,544	1,420
Amortization of debt issuance costs	445	506
Effects on operating cash flows due to changes in
Other assets	(326)	(1,426)
Tenant security deposits payable	705	1,080
Accrued expenses and other liabilities	(485)	(1,496)
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,900	28,757
INVESTING ACTIVITIES
Gross purchase of securities	—	(42,000)
Proceeds from maturity of securities	24,369	—
Purchase of real estate investment properties	—	(26,365)
Capital expenditures and tenant improvements	(7,465)	(8,251)
Proceeds from sale of real estate investments and non-real estate investments	5,082	22,441
Proceeds from involuntary conversion	111	1,049
Investment in unconsolidated affiliates	(2,546)	(10,068)
Distributions in excess of earnings received from unconsolidated affiliates	2,118	408
Notes receivable issued net of payments received	(781)	(292)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	20,888	(63,078)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(186)	(305)
Principal payments on special assessments payable	(59)	—
Proceeds from issuance of mortgage notes payable	41,250	37,569
Principal payments on mortgage notes payable	(24,668)	(16,239)
Payments on lines of credit	(1,008)	—
Payment on notes payable	(26,500)	—
Proceeds from issuance of shares under optional purchase plan	3,134	3,058
Shares/units redeemed	(4,455)	(1,863)
Dividends/distributions paid	(19,686)	(18,824)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(32,178)	3,396
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	14,610	(30,925)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	12,580	60,656
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$27,190	$29,731

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$17,896	$20,464
Restricted deposits	9,294	9,267
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$27,190	$29,731

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED September 30, 2023 and 2022 (UNAUDITED)

	Nine Months Ended
	September 30,
	2023	2022

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$15,493	$14,412

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$5,848	$5,503
Dividends declared and not paid	3,207	3,070
UPREIT distributions declared and not paid	5,344	5,381
Shares issued pursuant to trustee compensation plan	72	65
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	—	12,390
Increase in land improvements due to increase in special assessments payable	300	217
Unrealized gain on interest rate swaps	1,984	15,306
Acquisition of assets through assumption of debt and liabilities	—	38,755
Capitalized interest and real estate taxes related to construction in progress	—	68

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP” or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of September 30, 2023 and December 31, 2022, Sterling owned approximately 37.50% and 36.60%, respectively, of the Operating Partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and nine months ended September 30, 2023. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of September 30, 2023 the Trust owned approximately 37.50% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the individual’s respective redemption plan, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

In instances where the Trust determines that it is not the primary beneficiary of a VIE and the Trust does not control the joint venture but can exercise influence over the entity with respect to its operations and major decisions, the Trust will use the equity method of accounting. Under the equity method, the operations of a joint venture will not be consolidated with the Trust’s operations but instead its share of operations will be reflected as equity in earnings (losses) of unconsolidated affiliates on its consolidated statements of operations and comprehensive income. Additionally, the Trust’s net investment in the joint venture will be reflected as investment in unconsolidated entity on the consolidated balance sheets. See Note 5 for additional details regarding variable interest entities where the Trust uses the equity method of accounting.

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

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

During the third quarter, the Company completed a reassessment of the capitalization policy and determined that the Company would remove a stipulation for certain tangible assets to pass an additional percentage test of an amount of an entire property as well as add a new category related to Renovations and Improvement Projects that improve or extend the life of real estate assets.  This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective July 1, 2023.  The change on policy did not have a significant impact on depreciation expense.

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

Based on evaluation, there were no impairment losses during the three months ended September 30, 2023 and 2022.

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

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2023 and December 31, 2022 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2018.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of September 30, 2023 all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three and nine months ended September 30, 2023 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the nine months ended September 30, 2023 and 2022, Sterling’s denominators for the basic and diluted earnings per common share were approximately 11,050,000 and 10,572,000, respectively.

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

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2023 and 2022, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

	Three months ended September 30, 2023			Three months ended September 30, 2022

	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$30,993	$5,208	$36,201	$29,226	$5,305	$34,531
Expenses from rental operations	18,513	1,516	20,029	16,211	1,717	17,928
Net operating income	$12,480	$3,692	$16,172	$13,015	$3,588	$16,603
Depreciation and amortization			5,990			6,120
Interest			5,377			5,081
Administration of REIT			1,229			1,471
Other loss (income)			160			(6,385)
Net income			$3,416			$10,316

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$91,486	$15,444	$106,930	$85,222	$16,042	$101,264
Expenses from rental operations	57,446	4,660	62,106	47,964	4,945	52,909
Net operating income	$34,040	$10,784	$44,824	$37,258	$11,097	$48,355
Depreciation and amortization			19,026			17,865
Interest			16,064			14,882
Administration of REIT			3,680			4,087
Other income			(1,402)			(9,291)
Net income			$7,456			$20,812

Segment Assets and Accumulated Depreciation

As of September 30, 2023	Residential	Commercial	Total

	(in thousands)
Real estate investments	$787,439	$187,144	$974,583
Accumulated depreciation	(160,703)	(50,509)	(211,212)
Total real estate investments, net	$626,736	$136,635	$763,371
Lease intangible assets, less accumulated amortization	—	3,143	3,143
Cash and cash equivalents			17,896
Restricted deposits			9,294
Investment in securities			5,323
Investment in unconsolidated affiliates			27,313
Notes receivable			9,229
Other assets, net			29,900
Total Assets			$865,469

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – Restricted deposits and FUNDED reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of September 30,	As of December 31,
	2023	2022

	(in thousands)
Tenant security deposits	$6,894	$6,242
Real estate tax and insurance escrows	671	1,336
Replacement reserves	1,729	1,745
	$9,294	$9,323

NOTE 5 – Investment in unconsolidated affiliates

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	September 30, 2023	December 31, 2022
Banner Building	2007	66.67%	$(466)	$(614)
Grand Forks INREIT, LLC	2003	50%	5,059	4,961
SE Savage, LLC	2019	60%	1,157	1,660
SE Maple Grove, LLC	2019	60%	906	1,836
SE Rogers, LLC	2020	60%	1,601	2,413
ST Oak Cliff, LLC	2021	70%	8,040	9,098
SE Brooklyn Park, LLC	2021	60%	1,823	2,914
SE Fossil Creek, LLC	2022	70%	9,193	7,155
			$27,313	$29,423

The Operating Partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at September 30, 2023 and December 31, 2022 of $6,770 and $6,951, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns 50% interest as tenant in common through 100% ownership in a limited liability company.  The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2023 and December 31, 2022 of $9,011 and $9,520, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company, with an unrelated third party, that holds a multifamily property. The entity is encumbered by a first mortgage with a balance of $30,411 and $30,726 at September 30, 2023 and December 31, 2022, respectively. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $562 and $1,397 at September 30, 2023 and December 31, 2022, respectively. The Trust is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Operating Partnership owns a 60% interest in a limited liability company, with an unrelated third party, that holds a multifamily property. The entity is encumbered by a construction mortgage with a balance of $24,751 and $24,788 at September 30, 2023 and December 31, 2022, respectively.  The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at both September 30, 2023 and December 31, 2022 of $3,643. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company, with an unrelated third party, that is currently developing a multifamily property. The LLC holds land located in Rogers, Minnesota, with total assets of $31,030 and $32,864 at September 30, 2023 and December 31, 2022, respectively.  The entity encumbered by a construction mortgage has a balance of $25,742 at both September 30, 2023 and December 31, 2022. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at September 30, 2023 and December 31, 2022 of $2,348 and $2,938, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of both September 30, 2023 and December 31, 2022, the Operating Partnership has contributed $9,300 in cash to the entity. The entity holds land located in Dallas, Texas with total assets of $48,014 and $40,404 at September 30, 2023 and December 31, 2022, respectively. The entity is encumbered by a construction mortgage with a balance of $35,864 and $23,409 at September 30, 2023 and December 31, 2022, respectively. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 60% interest in a limited liability company, with an unrelated third party. The entity is currently developing a multifamily property. The entity is located in Brooklyn Park, Minnesota, with total assets of $30,380 and $30,490  at September 30, 2023 and December 31, 2022, respectively. The entity is encumbered by a construction mortgage that has a balance of $24,592 and $24,448 at September 30, 2023 and December 31, 2022, respectively. The entity is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at September 30, 2023 of $2,538. There was no balance outstanding related to the second mortgage at December 31, 2022. The Trust is jointly and severally liable for the full mortgage balance.

The Operating Partnership owns a 70% interest in a limited liability company, with a related party.  The entity is currently developing a multifamily property.  As of September 30, 2023 and December 31, 2022 the Operating Partnership has contributed $9,275 and $7,190, respectively, in cash to the entity.  The entity holds land located in Fort Worth, Texas with total assets of $36,352 and $11,083 at September 30, 2023 and December 31, 2022, respectively.  The entity is encumbered by a construction mortgage with a balance outstanding related to the mortgage at September 30, 2023 of $19,209.  There was no outstanding balance related to the construction mortgage at December 31, 2022. The Trust is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022

	(in thousands)
ASSETS
Real estate investments	$253,832	$218,747
Accumulated depreciation	(23,780)	(16,490)
	230,052	202,257
Cash and cash equivalents	2,380	3,093
Restricted deposits	478	1,034
Intangible assets, less accumulated amortization	836	542
Other assets, net	787	827
Total Assets	$234,533	$207,753

LIABILITIES
Mortgage notes payable, net	$184,581	$152,246
Tenant security deposits payable	333	192
Accrued expenses and other liabilities	6,402	8,217
Total Liabilities	$191,316	$160,655
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$43,217	$47,098

Total liabilities and shareholders' equity	$234,533	$207,753

The following is a summary of results of operations of the unconsolidated affiliates for the three and nine months ended September 30, 2023

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Income from rental operations	$5,244	$2,638	$13,584	$6,444
Expenses from rental operations	2,070	957	5,564	2,451
Net operating income	$3,174	$1,681	$8,020	$3,993
Depreciation and Amortization	2,418	1,316	7,350	4,331
Interest	1,700	1,178	4,493	2,854
Other expense	-	2	14	13
Net loss	$(944)	$(815)	$(3,837)	$(3,205)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2023	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$13,927	$(11,296)	$2,631
Above-market leases	1,415	(903)	512
	$15,342	$(12,199)	$3,143
Lease Intangible Liabilities
Below-market leases	$(2,314)	$1,807	$(507)

	Lease	Accumulated	Lease
As of December 31, 2022	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,528	$(10,960)	$4,568
Above-market leases	1,897	(1,175)	722
	$17,425	$(12,135)	$5,290
Lease Intangible Liabilities
Below-market leases	$(2,379)	$1,733	$(646)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2023 (October 1, 2023 - December 31, 2023)	$160	$37
2024	641	147
2025	641	147
2026	490	77
2027	381	38
Thereafter	830	61
	$3,143	$507

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $5,000 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. The lines of credit are secured by specific properties. At September 30, 2023, there were no letters of credit, leaving $9,915 available and unused under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. As of September 30, 2023 and December 31, 2022, there was a balance of $0 and $1,008, respectively.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - NOTES PAYABLE

On December 29, 2022, the Trust entered into a $26,500 note payable. The note payable was paid off on January 13, 2023, which effectively cancelled the promissory note. As of September 30, 2023, the Trust did not have any outstanding balance on notes payable. As of December 31, 2022, the balance on the note payable was $26,500.

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	September 30,	December 31,
	2023	2022

	(in thousands)
Fixed rate mortgage notes payable (a)	$522,072	$508,305
Variable rate mortgage notes payable	-	-
Mortgage notes payable	522,072	508,305
Less unamortized debt issuance costs	1,879	2,138
	$520,193	$506,167
(a)	Includes $103,952 and $106,033 of variable rate mortgage debt that was swapped to a fixed rate at September 30, 2023 and December 31, 2022, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2023 (October 1, 2023 - December 31, 2023)	$29,092
2024	22,366
2025	53,293
2026	70,819
2027	78,219
Thereafter	268,283
Total payments	$522,072

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

As of September 30, 2023, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. During the next twelve months, the Trust estimates that an additional $4,203 will be reclassified as a decrease to interest expense.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps as of September 30, 2023, which effectively convert one month floating rate LIBOR or 30-day average SOFR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,418	3.15%	November 1, 2029
November 1, 2019	$4,464	3.28%	November 1, 2029
January 10, 2020	$2,911	3.39%	January 10, 2030
December 2, 2020	$12,093	2.91%	December 2, 2027
July 1, 2021	$25,177	2.99%	July 1, 2031
November 10, 2021	$27,616	3.54%	August 1, 2029
December 1, 2021	$10,590	3.32%	December 1, 2031
August 15, 2022	$1,456	3.07%	June 15, 2030
August 15, 2022	$2,821	3.07%	June 15, 2030
August 15, 2022	$1,576	2.94%	June 15, 2030
August 15, 2022	$4,170	2.94%	June 15, 2030
May 10, 2023	$4,660	2.79%	June 10, 2030

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Interest rate swaps	12	12	$103,952	$106,033

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	September 30, 2023		December 31, 2022
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$15,766	Other assets, net	$13,782

The carrying amounts of the swaps have been adjusted to their fair value at the end of the quarter, which because of changes in forecasted levels and 30-day average SOFR, resulted in reporting an asset for the fair value of the future net payments forecasted under the swap.  The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to other comprehensive income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the three months ended September 30, 2023and 2022:

		Location of Gain
	Amount of Gain	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2023		2023
Interest rate swaps	$(2,339)	Interest expense	$(1,017)
	2022		2022
Interest rate swaps	$(4,967)	Interest expense	$(71)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the nine months ended September 30, 2023 and 2022:

		Location of Gain
	Amount of Gain	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2023		2023
Interest rate swaps	$(1,984)	Interest expense	$(2,698)
	2022		2022
Interest rate swaps	$(15,306)	Interest expense	$548

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of September 30, 2023, the termination value of derivatives in an asset position was $15,766. As of September 30, 2023, the Trust has pledged the properties related to the loans which are hedged as collateral.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2023		December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Investment in securities	$5,323	$5,323	$29,371	$29,371
Notes receivable	$9,229	$10,025	$8,448	$9,789
Derivative assets	$15,766	$15,766	$13,782	$13,782

Financial liabilities:
Mortgage notes payable	$522,072	$467,284	$508,305	$466,245

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2023
Derivative assets	$—	$15,766	$—	$15,766

December 31, 2022
Derivative assets	$—	$13,782	$—	$13,782

Derivatives:  The fair value of interest rate swaps is determined using a discounted cash flow analysis on the expected future cash flows of the derivative.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2023
U.S. Treasury Bills	$5,323	$—	$—	$5,323
Mortgage notes payable	$—	$—	$467,284	$467,284
Notes receivable	$—	$—	$10,025	$10,025
December 31, 2022
U.S. Treasury Bills	$29,371	$—	$—	$29,371
Mortgage notes payable	$—	$—	$466,245	$466,245
Notes receivable	$—	$—	$9,789	$9,789

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 6.70% to 6.80% and from 5.75% to 6.00% at September 30, 2023 and December 31, 2022, respectively.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 7.25% at September 30, 2023 and ranged from 3.25% to 7.25% at December 31, 2022.

NOTE 11 – LEASES

As of September 30, 2023, we derived 85.1% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of September 30, 2023, we derived 14.9% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

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

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended September 30, 2023
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$30,070	$3,910	$33,980
Lease income related to variable lease payments	—	1,204	1,204
Other (a)	(468)	65	(403)
Lease Income (b)	$29,602	$5,179	$34,781

	Three months ended September 30, 2022
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$27,993	$4,057	$32,050
Lease income related to variable lease payments	—	1,113	1,113
Other (a)	(150)	113	(37)
Lease Income (b)	$27,843	$5,283	$33,126

(a)	For the three months ended September 30, 2023 and 2022, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended September 30, 2023 and 2022 of $1,420 and $1,405, respectively, which is accounted for under the revenue recognition standard.

	Nine months ended September 30, 2023
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$87,891	$11,774	$99,665
Lease income related to variable lease payments	—	3,300	3,300
Other (a)	(747)	246	(501)
Lease Income (b)	$87,144	$15,320	$102,464

	Nine months ended September 30, 2022
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$81,928	$12,240	$94,168
Lease income related to variable lease payments	—	3,401	3,401
Other (a)	(513)	277	(236)
Lease Income (b)	$81,415	$15,918	$97,333

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

(a)	For the nine months ended September 30, 2023 and 2022, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the nine months ended September 30, 2023 and 2022 of $4,466 and $3,931, respectively, which is accounted for under the revenue recognition standard.

As of September 30, 2023, non-cancelable commercial operating leases provide for future minimum rental income as follows. Residential leases are not included, as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2023 (October 1, 2023 - December 31, 2023)	$3,814
2024	14,951
2025	14,462
2026	13,061
2027	11,606
Thereafter	43,398
$101,292

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

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Property Management Fees

During the nine months ended September 30, 2023 and 2022, we paid fees to GOLDMARK Property Management, Inc. related to the management of properties, on-site staff costs and other miscellaneous fees required to run the property of $11,101, and $10,485, respectively. Management fees paid during the nine months ended September 30, 2023 and 2022 approximated 5% of net collected rent. In addition, during the nine months ended September 30, 2023 and 2022, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $7,440 and $5,578, respectively.

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

The below table summarizes the fees incurred to our Advisor.

	Nine Months ended September 30,
	2023	2022

	(in thousands)
Fee:
Advisory	$2,852	$2,739
Acquisition	$-	$934
Disposition	$204	$631
Financing	$83	$83
Project Management	$335	$420

The below table summarizes the fees payable to our Advisor.

	Payable at
	September 30,	December 31,
	2023	2022

	(in thousands)
Fee:
Advisory	$318	$632
Acquisition	$-	$387
Disposition	$-	$72
Project Management	$-	$12

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Operating Partnership Units Issued in Connection with Acquisitions

During the nine months ended September 30, 2023, there were no Operating Partnership units issued.

During the nine months ended September 30, 2022, 510,000 Operating Partnerships units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $11,741.

Commissions

During the nine months ended September 30, 2023, there were no real estate commissions paid to GOLDMARK Commercial Real Estate. During the nine months ended September 30, 2022, we incurred real estate commissions of $371 to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of September 30, 2023 there were no commissions payable to Goldmark Commercial Real Estate. As of December 31, 2022, there were commissions of $183 payable to GOLDMARK Commercial Real Estate.

During the nine months ended September 30, 2023, there were no commission paid to GOLDMARK Property Management. During the nine months ended September 30, 2022, we incurred real estate commissions of $319, to GOLDMARK Property Management. September 30, 2023, there were no unpaid commissions to GOLDMARK Commercial Real Estate. As of December 31, 2022, there were commissions of $92 payable to GOLDMARK Property Management.

Rental Income

During the nine months ended September 30, 2023 and 2022, we received rental income of $204 and $200, respectively, under an operating lease agreement with GOLDMARK Property Management, Inc.

During the nine months ended September 30, 2023 and 2022, we received rental income of $99 and $97, respectively, under an operating lease agreement with our Advisor.

During the nine months ended September 30, 2023 and 2022, we received rental income of $735 and $639, respectively, under operating lease agreements with Bell Bank.

Other operational costs

During the nine months ended September 30, 2023 and 2022, the Trust incurred $77 and $420 per Q2 2022, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. At September 30, 2023 and December 31, 2022, there were no operational outstanding liabilities.

Debt Financing

At September 30, 2023 and December 31, 2022, the Trust had $60,836 and $64,691, respectively, of outstanding principal on loans entered into with Bell Bank. During the nine months ended September 30, 2023 and 2022, the Trust incurred interest expense on debt held with Bell Bank of $1,809 and $491, respectively. Accrued interest as of September 30, 2023 and December 31, 2022 related to this debt was $123 and $130, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Mezzanine Financing

The Trust offers mezzanine financing to joint ventures, see note 5 for investment in unconsolidated affiliates. At September 30, 2023 and December 31, 2022, Sterling issued $9,091 and $5,854 respectively, in second mortgage financing to related entries.

During the nine months ended September 30, 2023 and 2022, the Trust earned interest income of $532 and $334 respectively, related to the second mortgage financing.

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial and Residential Segment as well as Director and Officer general and liability coverage. For the nine months ended September 30, 2023, total premiums incurred for this policy were $131. No premiums were incurred during the nine months ended September 30, 2022.

Development Arrangements

During the nine months ended September 30, 2023 and 2022, the Trust incurred $- and $717, respectively, in development fees to Trumont Group. At September 30, 2023 and December 31, 2022, the Trust had no costs owed for development fees to Trumont Group.

During the nine months ended September 30, 2023 and 2022, the Trust incurred $442 and $734, respectively, in construction fees to Trumont Construction. At September 30, 2023 and December 31, 2022, the Trust owed $- and $71, respectively for construction fees to Trumont Construction.

During the nine months ended September 30, 2023 and 2022, the Trust incurred $323 and $284, respectively, in general construction costs to Trumont Construction. At September 30, 2023 and December 31, 2022, the Trust owed $- and $81, respectively, for general construction costs.

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

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

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

NOTE 14 – DISPOSITIONS

During the nine months ended September 30, 2023, the Operating Partnership disposed of two properties. One property located in Coon Rapids, Minnesota was disposed of for $3,448 with a recognized gain of $1,531. The other property was located in White Bear Lake, Minnesota was disposed of for $4,710 with a recognized gain of $1,066. During the nine months ended September 30, 2022 the Operating Partnership disposed of four properties. One property located in Savage, Minnesota was disposed of for $2,700 with a recognized gain of $1,328. One property located in Moorhead, Minnesota was disposed of for $6,400 with a recognized gain of $2,012. One property located in Edina, Minnesota was disposed of for $15,320 with a recognized gain of $6,728. The other property located in East Grand Forks, MN was disposed of for $1,200 with a recognized loss of $171.

NOTE 15 – ACQUISITIONS

The Trust had no acquisitions during the nine months ended September 30, 2023.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Nine months ended
	September 30,
	2023	2022
Real estate investment acquired	$-	$38,296
Acquired lease intangible assets	-	749
Assumed Assets	-	3
Total Assets Acquired	$-	$39,048
Other liabilities	-	(293)
Net assets acquired	-	38,755
Equity/limited partnership unit consideration	-	(12,390)
Net cash consideration	$-	$26,365

NOTE 16 - SUBSEQUENT EVENTS

On October 16, 2023, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on September 30, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements included in this Quarterly Report on Form 10-Q and the documents incorporated into this document by reference contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include statements regarding our plans and objectives, including, among other things, our future financial condition, anticipated capital expenditures, anticipated dividends and other matters. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. These statements are only predictions and are not historical facts. Actual events or results may differ materially.

The forward-looking statements included herein are based on our current expectations, plans, estimates and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying the forward-looking statements contained herein could be inaccurate. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, we cannot assure readers that the forward-looking statements included in this filing will prove to be accurate. The accompanying information contained in this Quarterly Report on Form 10-Q, including, without limitation, the information set forth under the section entitled “Risk Factors” identifies important additional factors that could materially adversely affect actual results and performance. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of certain unanticipated events or changes to future operating results.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT consist of real estate assets and that 75% of its gross income be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 183 properties containing 11,300 apartment units and approximately 1,467,000 square feet of leasable commercial space as of September 30, 2023. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $763,371, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

Impairment of Real Estate Investments

The Trust will review each property within its portfolio, every quarter for potential impairment through various screening mechanisms (identifiers) to determine if there are indicators of impairment on a property. If so, the property is further analyzed through an undiscounted cash flow test. An identifier is not an indicator or triggering event for impairment; however, it is a mechanism to highlight an item on a property, which warrants further consideration and analysis to determine if an indicator is present. The following are examples of activities that are reviewed quarterly:

●	An individual property’s weighted average cost of capital is not meeting its required rate as calculated by management.
●	Significant decline in Operational NOI in relation to individual residential properties.
●	Significant decline in NOI in relation to individual commercial properties.
●	Significant quarter over quarter decrease in occupancy.
●	Properties with negative undiscounted cash flows.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on evaluation, there were no impairment losses during the nine months ended September 30, 2023 and 2022.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine months ended September 30, 2023 included elsewhere in this report.

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

Principal Business Activity

Sterling currently owns directly and indirectly 183 properties. The Trust’s 143 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 40 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 78.8% residential and 21.2% commercial (based on cost) with a total carrying value of $763,371 at September 30, 2023. Currently our  focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	122	7,187
	Minnesota	15	3,040
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		143	11,300

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	33,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	7	493,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		40	1,467,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $1,670 or 4.8% for the three months ended September 30, 2023, compared to the same three month period in 2022.
●	Increased revenues from rental operations by $5,666 or 5.6% for the nine months ended September 30, 2023, compared to same nine month period in 2022.
●	Disposed of two commercial properties during the nine months ended September 30, 2023.
●	Declared dividends aggregating $0.8625 per common share for the nine months ended September 30, 2023

Results of Operations for the Three Months Ended September 30, 2023 and 2022

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$30,993	$5,208	$36,201	$29,226	$5,305	$34,531
Real Estate Expenses
Real Estate Taxes	3,254	538	3,792	2,955	610	3,565
Property Management	4,018	198	4,216	3,482	241	3,723
Utilities	2,274	326	2,600	2,241	364	2,605
Repairs and Maintenance	7,417	427	7,844	6,512	479	6,991
Insurance	1,550	27	1,577	1,021	23	1,044
Total Real Estate Expenses	18,513	1,516	20,029	16,211	1,717	17,928
Net Operating Income	$12,480	$3,692	16,172	$13,015	$3,588	16,603
Interest			5,377			5,081
Depreciation and amortization			5,990			6,120
Administration of REIT			1,229			1,471
Other loss (income)			160			(6,385)
Net Income			$3,416			$10,316

Net Income Attributed to:
Noncontrolling Interest			$2,149			$6,548
Sterling Real Estate Trust			$1,267			$3,768
Dividends per share (1)			$0.2875			$0.2875
Earnings per share			$0.11			$0.35
Weighted average number of common shares			11,157			10,685

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $36,201 for the three months ended September 30, 2023 increased $1,670 or 4.8% in comparison to the same period in 2022. Residential property revenues increased $1,767 and commercial property revenues decreased $97.

The following table illustrates occupancy percentages for the three month periods indicated:

	September 30,	September 30,
	2023	2022
Residential occupancy	90.9%	93.4%
Commercial occupancy	87.7%	88.4%

Residential revenues for the three months ended September 30, 2023 increased $1,767 or 6.1% in comparison to the same period for 2022. Residential properties acquired since January 1, 2022 contributed approximately $1,328 to the increase in total residential revenues in the three months ended September 30, 2023. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 85.6% of total revenues for the three months ended September 30, 2023 compared to 84.6% of total revenues for the three months ended September 30, 2022.

For the three months ended September 30, 2023 total commercial revenues decreased $97 or 1.8% in comparison to the same period for 2022. The decrease is attributed to the disposition of two commercial properties in 2023. These properties account for $160 of decreased commercial rent during the three months ended September 30, 2023. This is offset by an increase in common area maintenance of $100 in the Minneapolis market. Commercial revenues comprised 14.4% of the total revenues for the three months ended September 30, 2023 compared to 15.4% of total revenues for the three months ended September 30, 2022. Due to the sale of commercial properties, it is anticipated that the decline in commercial revenues as a percentage of total revenues will continue.

Expenses

Residential expenses from operations of $18,513 during the three months ended September 30, 2023 increased $2,302 or 14.2% in comparison to the same period in 2022. The increase is primarily attributed to a $906 or 13.9% increase in repairs and maintenance due to previously deferred projects and repairs being completed in the first nine months of 2023. Property management increased $536, or 15.4% and real estate taxes increased $298, or 10.1%. Properties acquired after January 1, 2022, account for $183 and $180 of such increases, respectively, during the three months ended September 30, 2023.

Commercial expenses from operations of $1,516 during the three months ended September 30, 2023 decreased $201 or 11.7% in comparison to the same period in 2022. The decrease is primarily attributed to decreased repairs and maintenance of $85, or 40.8% and property management fees of $57, or 78.7%.

Interest expense of $5,377 during the three months ended September 30, 2023 increased $296 or 5.8% in comparison to the same period in 2022. Interest expense related to financing activities increased by $269 during the three months ended September 30, 2023 as compared to the same period in 2022. The primary reason for increased interest expense on debt is due to increased mortgage balance on the portfolio as a whole. During the three months ended September 30, 2023 interest expense was 14.9% of total revenues.

Depreciation and amortization expense of $5,990 during the three months ended September 30, 2023 decreased $130 or 2.1% in comparison to the same period in 2022. Properties disposed of in 2023 contribute approximately $39 to the decrease in expenses during the three months ended September 30, 2023. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended September 30, 2023 and 2022 was 16.6% and 17.7%, respectively.

REIT administration expenses of $1,229 during the three months ended September 30, 2023 decreased $241 or 16.4% in comparison to the same period in 2022, due to a one-time development fee of $300 in 2022.

Other loss of $160 during the three months ended September 30, 2023 decreased $6,546 or 102.5% in comparison to the same period in 2022. This is due to a decrease in realized gain on sale for $6,557, from the sale of two properties in 2022.

Results of Operations for the Nine Months Ended September 30, 2023

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$91,486	$15,444	$106,930	$85,222	$16,042	$101,264
Real Estate Expenses
Real Estate Taxes	9,760	1,635	11,395	8,765	1,935	10,700
Property Management	11,815	622	12,437	10,430	598	11,028
Utilities	8,764	924	9,688	8,215	982	9,197
Repairs and Maintenance	23,233	1,404	24,637	17,800	1,347	19,147
Insurance	3,874	75	3,949	2,754	83	2,837
Total Real Estate Expenses	57,446	4,660	62,106	47,964	4,945	52,909
Net Operating Income	$34,040	$10,784	44,824	$37,258	$11,097	48,355
Interest			16,064			14,882
Depreciation and amortization			19,026			17,865
Administration of REIT			3,680			4,087
Other income			(1,402)			(9,291)
Net Income			$7,456			$20,812

Net (Loss) Income Attributed to:
Noncontrolling Interest			$4,658			$13,262
Sterling Real Estate Trust			$2,798			$7,550
Dividends per share (1)			$0.5750			$0.5750
Earnings per share			$0.2500			$0.7100
Weighted average number of common shares			11,050			10,572
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $106,930 for the nine months ended September 30, 2023 increased $5,666 or 5.6% in comparison to the same period in 2022. Residential property revenues increased $6,264 and commercial property revenues decreased $598, from the prior year’s comparable nine month period.

The following table illustrates occupancy percentages for the nine month periods indicated:

	September 30,	September 30,
	2023	2022
Residential occupancy	90.5%	94.4%
Commercial occupancy	87.7%	88.4%

Residential revenues for the nine months ended September 30, 2023 increased $6,264 or 7.4% in comparison to the same period for 2022. Residential properties acquired since January 1, 2022 contributed approximately $4,951 to the increase in total residential revenues in the nine months ended September 30, 2023. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 85.6% of total revenues for the nine months ended September 30, 2023 compared to 84.2% of total revenues for the nine months ended September 30, 2022

For the nine months ended September 30, 2023, total commercial revenues decreased $598 or 3.7% in comparison to the same period for 2022. The decrease is attributed to the sale of two commercial buildings in 2022 resulting in a $234 decrease in revenue. The decrease is also attributed to the common area maintenance income for $101 for a commercial building located in Minneapolis, Minnesota. Commercial revenues comprised 14.4% of the total revenues for the nine months ended September 30, 2023 compared to 15.8% of total revenues for the nine months ended September 30, 2022.

Expenses

Residential expenses from operations of $57,446 during the nine months ended September 30, 2023 increased $9,482 or 19.8% in comparison to the same period in 2022. The increase is primarily attributed to increased repairs and maintenance expense of 5,434 or 30.5% due to deferred projects and repairs being completed in 2023. Further increase is attributed to an increase of $1,385 or 13.2% for property management fees, $1,120 or 40.7% for property insurance, and $995 or 11.4% for real estate taxes. Properties acquired since January 1, 2022 contributed $709, $679, and $676 to the increase in repairs and maintenance, property management fees, and real estate taxes, respectively.

Commercial expenses from operations of $4,660 during the nine months ended September 30, 2023 decreased $286 or 5.8% in comparison to the same period in 2022. This is attributed to the decrease in real estate taxes of $232 for one commercial property sold in 2022.

Interest expense of $16,064 during the nine months ended September 30, 2023 increased $1,182 or 8.0% in comparison to the same period in 2022. Interest expense related to financing activities increased by $1,023 during the nine months ended September 30, 2023 as compared to the same period in 2022. The primary reason for the increase in interest expense related to debt is due to the increase of mortgage principle of the Trust’s debt portfolio. Interest expense for notes payable increased $72 during the nine months ended September 30, 2023 due to the payoff of the Bell Bank promissory note acquired at the end of 2022. During the nine months ended September 30, 2023, interest expense was 15.2% of total revenues.

Depreciation and amortization expense of $19,026 for the nine months ended September 30, 2023 increased $1,161 or 6.5% in comparison to the same period in 2022. The primary reason for the increase was for properties acquired since January 1, 2022. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the nine months ended September 30, 2023 and 2022 was relatively consistent at 17.8% and 17.6%, respectively.

REIT administration expenses of $3,680 for the nine months ended September 30, 2023 decreased $407 or 10.0% in comparison to the same period in 2022. The decrease is due to two, one-time development fees of $600 in 2022. This is slightly offset by the increase of legal fees paid during the year 2023 as compared to 2022

Other income of $1,402 for the nine months ended September 30, 2023, decreased $7,889 or 84.9% in comparison to the same period in 2022. This is primary due to the decrease of $7,300 related to realized gain on sale. A decrease of $514 related to involuntary conversions during the year 2023 as compared to 2022.

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

Construction in progress as of September 30, 2023, consists primarily of construction at residential properties located in North Dakota and Minnesota. Granger Court located in Fargo, North Dakota consists of the re-development due to a fire occurring in 2022. The current budget for this property is $1,564 of which $1,429 has been incurred. Prairiewood Meadows located in Fargo, North Dakota is creating a new club house for residents. The clubhouse will remain in construction phase throughout 2023. The current budget for this property is $738 of which $694 has been incurred in construction in progress. Georgetown-on-the-River, located in Minneapolis, had a fire occur in early January 2022 that caused significant damage to the property. Repairs to the damaged units, that are being tracked in construction-in-progress, now totals $1,570 with expected completion in the fourth quarter of 2023 pending final inspections. Rosedale Estates, located in Roseville, MN is creating a parking structure in 2023. The current budget is $5,246 of which $698 has been incurred and is in the beginning stages. Remaining construction in progress projects are primarily related to parking lot replacements, roof upgrades, and various property upgrades on multiple residential properties.

The Trust has one on-going development through ventures in unconsolidated affiliates.

Kessler Apartments, currently being developed in Fort Worth, Texas, is expected to be completed in the third quarter of 2024 and the current project budgets approximates $55,000 of which $33,979 has been incurred as of September 30, 2023.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and nine months ended September 30, 2023 and 2022, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September 30, 2023		Three months ended September 30, 2022
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,267	11,157	$3,768	10,685

Add back:
Noncontrolling Interest - Operating Partnership Units	2,119	18,591	6,601	18,651
Depreciation & Amortization from continuing operations	5,990		6,120
Pro rata share of unconsolidated affiliate depreciation and amortization	1,485		782
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—		(6,557)
Funds from operations applicable to common shares and limited partnership units (FFO)	$10,861	29,748	$10,714	29,336

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,798	11,050	$7,550	10,572

Add back:
Noncontrolling Interest - Operating Partnership Units	4,717	18,630	13,277	18,594
Depreciation & Amortization from continuing operations	19,026		17,865
Pro rata share of unconsolidated affiliate depreciation and amortization	4,469		2,514
Subtract:
Gain on sale of depreciable real estate	(2,597)		(9,897)
Funds from operations applicable to common shares and limited partnership units (FFO)	$28,413	29,680	$31,309	29,166

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

As of September 30, 2023, our unrestricted cash resources consisted of cash and cash equivalents totaling $17,896. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $60,952, which could potentially be used as collateral to secure additional financing in future periods.

The Trust maintains a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $5,000 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. The lines of credit are secured by specific properties. At September 30, 2023, the Bremer line of credit has $9,915 available and unused under the agreements. The Trust anticipates it will hold it as a cash resource to the Trust.

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for the Trust.

During the nine months ended September 30, 2023, we did not sell any common shares in a private placement. During the nine months ended September 30, 2023, we issued 268,000 and 136,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $8,983. During the nine months ended September 30, 2023, we did not sell any common shares in private placements.  During the nine months ended September 30, 2022, we issued 252,000 and 133,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $8,561.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. No limited partnership units of the Operating Partnership were issued in relation to the acquisition of real estate investments during the nine months ended September 30, 2023 During the nine months ended September 30, 2022, the Trust issued approximately 510,000 limited partnership units of the Operating Partnership valued at $23.00 per unit for an aggregate consideration of approximately $11,741 for the purchase of real estate investments.

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

Cash on hand, together with cash from operations and access to the lines of credit is expected to provide sufficient capital to meet the Company’s needs for at least the next 12 months, and as appropriate, we will use cash flows from operations, net proceeds from share offerings, debt proceeds, and proceeds from the disposition of real estate investments to meet long term liquidity demands.

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

	Nine months ended
	September 30,
	2023	2022

	(in thousands)
Net cash flows provided by operating activities	$25,900	$28,757
Net cash flows provided by (used in) investing activities	$20,888	$(63,078)
Net cash flows (used in) provided by financing activities	$(32,178)	$3,396

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

Net cash provided by operating activities was $25,900 and $28,757 for the nine months ended September 30, 2023 and 2022, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash provided in investing activities was $20,888 for the nine months ended September 30, 2023. Net cash used in investing activities was $63,078 for the nine months ended September 30, 2022, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the nine months ended September 30, 2023 and 2022, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $7,465 and $34,616, respectively.  For the nine months ended September 30, 2023 and 2022, cash flows used in investing activities related to U.S. Treasury bill purchase was $- and $42,000, respectively. Cash outlays related to investments in unconsolidated affiliates were $2,546 and $10,068 for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, there were proceeds from the maturity of securities for $24,369. There were no proceeds from the maturity of securities for the nine months ended September 30, 2022. Proceeds from the sale of real estate investments during the nine months ended September 30, 2023 and 2022, were $5,082 and $22,429, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $32,178 for the nine months ended September 30, 2023. Net cash provided by financing was $3,396 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we paid $19,686 in dividends and distributions, redeemed $4,455 of shares and units, received $41,250 from new mortgage notes payable, and made mortgage principal payments of $24,668. Net cash provided by financing activities was $3,396 for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, we paid $18,824 in dividends and distributions, redeemed $1,863 of shares and units, received $40,530 from new mortgage notes payable, and made mortgage principal payments of $16,239.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2023 to September 30, 2023 totaling $9,527 or $0.8625 per share, of which $3,757 were cash dividends and $5,770 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $25,900 of cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2022 to September 30, 2022 totaling $9,114 or $0.8625 per share, of which $3,353 were cash dividends and $5,760 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $28,757 of cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Nine months ended
	September 30,
	2023	2022

	(in thousands)
Cash flows provided by operations (net income of $7,456 and $20,812, respectively)	$25,900	$28,757
Distributions in excess of earnings received from unconsolidated affiliates	2,118	408
Gain on sales of real estate and non-real estate investments	2,597	9,897
Dividends declared	(9,527)	(9,114)
Excess	$21,088	$29,948

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2023, we declared distributions totaling $16,065 to holders of limited partnership units in our Operating Partnership, which we paid on April 17; July 17; and October 16, 2023. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the nine months ended September 30, 2022, we declared quarterly distributions totaling $16,097 to holders of limited partnership units in our Operating Partnership, which we paid on April 15; July 15; and October 17, 2022. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the nine months ended September 30, 2023, we paid aggregate dividends of $9,428, which were paid with cash flows provided by operating activities. Our FFO was $28,413 Therefore, our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2022, we paid aggregate dividends of $8,784 which were paid with cash flows provided by operating activities. Our FFO was $31,309 for the nine months ended September 30, 2022. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the nine months ended September 30, 2023, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $103,952 at September 30, 2023. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of September 30, 2023, the Trust had $103,952 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As part of such evaluation and in preparing this quarterly report on Form 10-Q concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below.

In light of this fact, our management has performed additional analyses and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP, because the material weakness described below was identified and addressed as part of the preparation of the financial statements included in this report.

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

Changes in Internal Controls over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, of any change in our internal control over financial reporting that occurred during the third quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any changes in our internal control over financial reporting that occurred during the three or nine months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we are in the process of designing and implementing certain remedial measures related to our material weakness identified following completion of the third quarter, as described below under “Remediation of Material Weaknesses”.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended September 30, 2023.

Other Sales

During the three months ended September 30, 2023, we did not issue any common shares in exchange for limited partnership units of the Operating Partnership.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended September 30, 2023:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
July 1-31, 2023	—	8,000	$21.85	1,549,000	1,288,000	$10,533
August 1-31, 2023	9,000	3,000	$21.85	1,558,000	1,291,000	$10,278
September 1-30, 2023	1,000	1,000	$21.85	1,559,000	1,292,000	$10,228
Total	10,000	12,000

For the three months ended September 30, 2023, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended September 30, 2023, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective January 1, 2022, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $55,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of September 30, 2023, was $10,228. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 13, 2023

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Damon K. Gleave
Damon K. Gleave
Chief Financial Officer
(Principal Financial Officer)