Form 10-K
period 2023-12-31
Sterling Real Estate Trust
filed 2024-03-14
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There is no established public market for the registrant’s shares of common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 13, 2024
Common Shares of Beneficial Interest, $0.01 par value per share	11,331,382

Documents Incorporated by Reference: Portions of Sterling’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which Sterling intends to file with the Securities and Exchange Commission within 120 days after the end of Sterling’s fiscal year ended December 31, 2023, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If Sterling does not file its Proxy Statement on or before 120 days after the end of its 2023 fiscal year, Sterling will file the required information in an amendment to this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS

GENERAL

Sterling Real Estate Trust (“we,” “us,” “our,” “Company,” “Trust” or “Sterling”) is a real estate investment trust (“REIT”). Sterling was registered in North Dakota as an unincorporated business trust in December 2002.  References in this Annual Report on Form 10-K to the “Company,” “Sterling,” “Trust,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors.  As of December 31, 2023, we owned directly or through our operating partnership, 183 properties in 12 states.

UPREIT Structure

The Trust operates as an Umbrella Partnership Real Estate Investment Trust, which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, the Trust conducts substantially all investment activities and holds substantially all of the Trust’s assets through the operating partnership Sterling Properties, LLLP. The Trust controls the operating partnership as the general partner and owns approximately 37.72% of the operating partnership as of December 31, 2023. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, the proportionate shares of the assets and income of the operating partnership are deemed to be the assets and income of the Trust.

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

Since formation, the Trust’s focus has consisted of owning and operating income-producing real estate properties. In 2006, the Trust held 23 total properties approximating $56,265 in total assets, in the operating partnership. Between 2007 and 2023, the Trust focused extensively on strengthening the multifamily component of the portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties are located in North Dakota. The portfolio has grown to 183 properties, approximating $854,833 in total assets, and book equity, including noncontrolling interests, of approximately $301,320 as of December 31, 2023. As of December 31, 2023, the portfolio contained approximately 11,302 apartment units and 1,470,000 square feet of leasable commercial space.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor to conduct our day-to-day affairs.

Advisor to the Trust

Sterling Management, LLC, a North Dakota limited liability company formed in November 2002, is the external Advisor to the Trust (the Advisor). The Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf.  The Advisor is 100% owned by Trustmark Enterprises, Inc., formerly known as Alloy, a North Dakota corporation (“Trustmark”).  Trustmark is owned in part by Kenneth P. Regan, a Trustee and Chief Executive Officer of the Trust, by James S. Wieland, also a Trustee of the Trust, by Joel S. Thomsen, President of the Trust. In addition, Messrs. Regan, Wieland, Thomsen and Damon Gleave serve on the Advisor’s Board of Governors. The Advisor’s employee base has seen considerable growth, both in number and expertise, since its inception.

Audit and Disclosure Committee

The Audit and Disclosure Committee was established by the Board of Trustees to assist the Board in fulfilling its fiduciary duties and oversight responsibilities. The Audit and Disclosure Committee assists the Board by overseeing the integrity of the Trust’s financial statements, financial reporting and disclosure processes, internal accounting and financial controls and the annual independent audit of the Trust’s financial statements. The Audit and Disclosure Committee also oversees the establishment and maintenance of processes to assure the Trust’s compliance with all applicable laws, regulations, and Trust policy, including compliance with filing requirements under the Exchange Act and the rules and regulations promulgated thereunder. In performing its work, it is the Audit and Disclosure Committee’s responsibility to foster free and open means of communication between the Trustees, the independent auditors and the Trust’s financial managers. Our Audit and Disclosure Committee is currently comprised of Trustees Timothy A. Hunt (Chair of the Committee), Ann L. Christenson, Gregory P. Hammes, Timothy L. Haugen, Michelle L. Korsmo, and Mark T. Polovitz.

Board of Trustees and Executive Officers

The Trust operates under the direction of our Board of Trustees, the members of which are accountable to both the Trust and its shareholders. The Trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluate the performance of and fees paid to the Advisor on an annual basis. The

Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 23, 2023, effective April 1, 2023 until March 31, 2024. The Board of Trustees has provided investment guidance for the Advisor to follow and must approve each investment recommended by the Advisor. Currently, the Advisor has nine members on the Board, seven of whom are independent.

Although the Trust has executive officers, it does not have any paid employees. The President, Chief Executive Officer, Chief Investment Officer, Chief Financial Officer and Treasurer, and General Counsel and Secretary of the Trust, are also officers, employees, or governors of our Advisor. Among others, such executive officers oversee the Advisor’s day-to-day operations with respect to the Trust. However, when doing so, such executive officers are acting on behalf of the Advisor in performing the Advisor’s obligations under the Advisory Agreement. Generally, the only services performed by the Trust’s executive officers are those required by law or regulation, such as executing documents as required by North Dakota law and providing certifications required by the federal securities laws.

Organizational Structure

On January 1, 2021, the advisor was acquired by Trustmark Enterprises, Inc. in an equity transfer.

The following chart shows the relationship structure with the advisor:

(1)	As of December 31, 2023, the Advisor was owned 100% by Trustmark Enterprises, Inc. Trustmark was owned in part by the Trust’s Chief Executive Officer and Trustee Kenneth P. Regan (30.00%), by Trustee James S. Wieland (25.00%), by President and Chief Investment Officer Joel S. Thomsen (18.50%), by General Counsel and Secretary Michael P. Carlson (1.00%) and by Chief Financial Officer and Treasurer Damon K. Gleave (1.00%). Messrs. Regan, Thomsen, Carlson, and Gleave serve as officers of the Advisor. Messrs. Regan, Wieland, Thomsen, Carlson, and Gleave serve on the Advisor’s Board of Governors.
(2)	Sterling Management, LLC serves as Advisor to both the Trust and the operating partnership. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 1.43% and 2.81%, respectively, of our shares as of December 31, 2023.
(3)	The Trust controls the operating partnership as the general partner and owns approximately 37.72% of the operating partnership as of December 31, 2023. Messrs. Regan and Wieland beneficially owned and had voting power over approximately 16.54% and 5.16%, respectively, of the Operating Partnership as of December 31, 2023.

CORE INVESTMENT OBJECTIVES AND STRATEGY

Investment Objectives

The Trust’s primary investment objectives are to:

●	Acquire quality real estate properties or interests in real estate properties that can provide stable cash flow for distribution to our shareholders, preservation of capital and realization of long-term capital appreciation upon the sale of such properties;
●	Offer an investment option in which the value of the common shares is correlated to real estate as an asset class rather than traditional asset classes such as stocks and bonds; and

●	Provide a hedge against inflation through use of month-to-month rentals or short-term and long-term lease arrangements with rental properties tenants.

The Trust may change the investment objectives only with the approval of holders of a majority of the outstanding common shares.

Investment Guidance

The Board of Trustees has provided investment guidance to the Advisor to direct the investment strategy of the Trust. Changes to the investment guidance must be approved by the Board. The Advisor has been authorized to execute:

●	Commercial and multifamily real estate property acquisitions and dispositions;
●	Investments in other real estate related assets, in each case so long as such investments are approved by our Board;
●	Acquisitions of property or land for the purposes of future development; and
●	Capital investments in the portfolio’s current properties through capital improvements.

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

SEGMENT DATA

We report our results in two reportable segments: residential and commercial properties. Our residential properties include multifamily. Our commercial properties include retail, office, industrial and medical properties. We assess and measure operating results based on the non-GAAP financial measurement of net operating income (“NOI”), which we define as total real estate segment revenues less real estate expenses (which consist of real estate taxes, property management fees, utilities, repairs and maintenance, insurance and direct administrative costs). Our management team believes that NOI, as a non-GAAP financial measurement, is an important metric of operating performance even though it should not be considered an alternative to net income or cash flow from operating activities. NOI is unaffected by financing, depreciation, amortization, legal and professional fees and certain general and administrative expenses.

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

Compliance with these laws, rules, and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition, or ability to pay dividends. We do not believe our existing portfolio as of December 31, 2023 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances, or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

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

ITEM 1A. RISK FACTORS

Risks Related to Sterling Real Estate Trust

Our results are dependent on amounts received from the leasing and resale of real estate investments, which are subject to market and economic changes. If income is insufficient to meet our capital needs, our ability to carry out our business plans could be adversely affected.

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

Our future success substantially depends on the active participation of James Wieland, one of our trustees, Kenneth Regan, Chief Executive Officer and a trustee, Joel Thomsen, President and Chief Investment Officer, Damon Gleave, Chief Financial Officer and Treasurer. Messrs. Wieland, Regan, Thomsen, and Gleave are also governors and owners of our Advisor. Messrs. Wieland, and Regan, have over 40 years of extensive experience each in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business and arranging necessary financing, and through the Advisor, in locating desirable real estate investments and were serving as property manager, managing our properties. Losing the services of Messrs. Wieland, Regan, Thomsen, or Gleave without replacing their position with someone of the same competence and experience, could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us. See “Risks Related to Conflicts of Interest”.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, and damage to our investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Advisor and service providers.   Our and our Advisor’s processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations, or confidential information will not be negatively impacted by such an incident.

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

Many of our costs, such as operating and general and administrative expenses, real estate acquisition, and constructions costs, could be adversely impacted by periods of heightened inflation.

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

The current estimated value of our common stock as of January 1, 2024, is approximately $23.00 per share. The methodology used by our Board to determine this value was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain and certain additional information. No formal valuation has been undertaken by us. Our valuation process involves a number of estimates, assumptions and subjective judgments that may not be accurate and complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles. A shareholder should not rely on the estimated value per share as being an accurate or precise measure of the then-current value of the shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest dividends by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

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

In 2018, the Alternative Reference Rate Committee identified the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York. Starting in 2024, it is expected that no new contracts will reference LIBOR and will instead use SOFR. Due to the broad use of LIBOR as a reference rate, all financial market participants, including the Company, are impacted by the risks associated with this transition and therefore it could adversely affect our operations and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

With oversight from the Board of Trustees, the Advisor is responsible for managing all cyber risks and overseeing our security programs. Cybersecurity risk management has been delegated to the Advisor’s executive officers, with day-to-day management carried out by the Advisor’s Chief Transformation Officer (CTO), Jamie Bucholz.

The Advisor’s cybersecurity risk oversight includes: (i) reviewing and approving technology security policies and internal cybersecurity controls, (ii) monitoring cybersecurity and information security exposures, (iii) confirming the Advisor has adequate procedures in place to not only control and limit these exposures but also to timely respond to any cyber incident, and (iv) mandatory cyber security trainings for all Advisor personnel.

The Advisor partners with several third-party technology providers to monitor and protect internal IT infrastructure and data. The Advisor has hired Marco Technologies, as the organization’s Managed IT provider with tools that systematically update hardware and software while also monitoring uptime to ensure seamless business operations. Marco Technologies also provides cyber security trainings, which all Advisor personnel are required to complete on a monthly basis. The Advisor utilizes Red Canary to provide 24/7 monitoring on all end points with triggers to isolate and mitigate any suspicious cyber activity. Finally, High Point Networks provides physical and cloud-based network data backup solutions for the Advisor. In collaboration with the Advisor, an extensive data back-up plan is in place with Return to Operations objectives of less than 24 hours. Although our CTO does not come from an information technology background, she relies on her extensive organization and project management experience to coordinate and manage the third-party providers who perform our cybersecurity function and to implement our cybersecurity incident response plan described below.

The Board of Trustees and Advisor are aware that preventive measures cannot prevent all cyber incidents. When a cyber incident occurs, our actions are guided by an incident response plan decision tree to (i) detect, contain and eradicate any threats, (ii) assess materiality, (iii) notify internal parties, (iv) recover any compromised data and information systems, (v) limit impacts of any such incident on the Trust’s operations, and (vi) report any such incident as required by law or as otherwise necessary.

Our business strategy, results of operations or financial condition have not been materially impacted by cybersecurity threats, including as a result of any previous cybersecurity incidents. Although we cannot predict the cybersecurity incidents we may face in the future, we believe we have implemented reasonable cybersecurity protections and do not have reason to believe our business strategy, results of operations or financial condition will be materially impacted by cybersecurity incidents in the future.

For a discussion of risks from cybersecurity threats, please see “Item 1A. Risk Factors.”

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

The majority of our real estate investments are managed by a third party. Property management firms usually receive between 2% and 5% of gross rent collection for their services. Substantially all of our commercial revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. More than half of our existing commercial property leases as of December 31, 2023 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2023, we owned 183 properties located in 12 states, containing approximately 11,302 apartment units and 1,470,000 square feet of leasable commercial space. The residential and commercial portfolio of properties includes a diversified mixture of multifamily, single, and multi-tenant retail and office buildings as well as industrial and medical facility properties. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota.

As of December 31, 2023, approximately 79.5% (based on cost) of the properties were apartment communities. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases of less than a year.

As of December 31, 2023, approximately 20.5% (based on cost) of the properties were comprised of industrial, office, retail and medical commercial properties. Most commercial properties are leased to a variety of tenants under long-term leases.

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

The below table sets forth certain information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2023 (in thousands, except units or leasable sq. ft.).

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2023

Amberwood	Grand Forks, ND	2016	96	$4,300	93.17%
Arbor	Bismarck, ND	2013	12	696	97.63%
Arbor II	Bismarck, ND	2013	12	700	99.50%
Arbor III	Bismarck, ND	2013	12	760	100.00%
Ashbury	Fargo, ND	2013 & 2016	61	4,139	99.50%
Auburn II	Fargo, ND	2007	24	1,111	88.06%
Autumn Ridge	Grand Forks, ND	2004	144	10,418	97.64%
Barrett Arms	Crookston, MN	2014	24	1,281	97.54%
Bayview	Fargo, ND	2007	100	6,083	92.95%
Bell Plaza* (FKA Northland Plaza)	Bloomington, MN	2015	299,660	46,740	73.18%
Belmont	Bismarck, ND	2020	26	1,601	93.02%
Berkshire	Fargo, ND	2008	12	525	89.93%

Betty Ann	Fargo, ND	2009	24	1,012	97.02%
Biolife Plasma Center	Bismarck, ND	2008	11,671	2,695	100.00%
Biolife Plasma Center	Grand Forks, ND	2008	13,190	2,847	100.00%
Biolife Plasma Center	Janesville, WI	2008	12,225	2,230	100.00%
Biolife Plasma Center	Mankato, MN	2008	12,965	3,935	100.00%
Biolife Plasma Center	Marquette, MI	2008	11,737	3,128	100.00%
Biolife Plasma Center	Onalaska, WI	2008	12,180	2,384	100.00%
Biolife Plasma Center	Oshkosh, WI	2008	12,191	2,143	100.00%
Biolife Plasma Center	Sheboygan, WI	2008	13,230	2,482	100.00%
Biolife Plasma Center	Stevens Point, WI	2008	13,190	2,425	100.00%
Birchwood I	Fargo, ND	2017	12	468	97.46%
Birchwood II	Fargo, ND	2017	54	2,917	95.67%
Bluemont Lakes Financial Center	Fargo, ND	2004	31,750	5,303	100.00%
Bradbury	Bismarck, ND	2018	96	6,151	92.50%
Briar Pointe	Fargo, ND	2021	30	1,935	96.27%
Bridgeport	Fargo, ND	2016	120	8,504	96.75%
Bristol Park	Grand Forks, ND	2016	80	5,844	94.01%
Brookfield	Fargo, ND	2008	72	2,680	92.49%
Brownstone	Fargo, ND	2021	72	4,390	94.23%
Cambridge (FKA 44th Street)	Fargo, ND	2013	42	2,558	96.35%
Candlelight	Fargo, ND	2012	66	2,214	88.17%
Carling Manor	Grand Forks, ND	2008	12	838	96.01%
Carlton Place	Fargo, ND	2008	213	9,093	91.50%
Carr	Fargo, ND	2017	18	874	99.60%
Cedars 4	Fargo, ND	2018	18	1,245	96.58%
Chandler 1802	Grand Forks, ND	2014	24	1,434	92.04%
Chandler 1834	Grand Forks, ND	2018	12	722	94.37%
Chandler 1866	Grand Forks, ND	2005	12	384	94.49%
Chandler 1898	Grand Forks, ND	2022	12	578	94.00%
Cherry Creek (FKA Village)	Grand Forks, ND	2008	35	2,169	90.16%
Cityside	Fargo, ND	2018	36	1,396	87.79%
Cobalt Apartments	Fort Worth, TX	2022	270	54,730	82.58%
Columbia Park Village	Grand Forks, ND	2020	12	648	94.41%
Columbia West	Grand Forks, ND	2008	70	4,487	94.61%
Country Club	Fargo, ND	2011	40	1,843	94.06%
Countryside	Fargo, ND	2011	24	932	96.17%
Courtyard	St. Louis Park, MN	2013	151	9,252	74.47%
Dairy Queen	Dickinson, ND	2012	2,811	988	100.00%
Dairy Queen	Moorhead, MN	2011	2,712	1,033	100.00%
Dairy Queen	Apple Valley, MN	2018	5,348	1,673	-%
Dakota Manor	Fargo, ND	2014	54	2,996	89.41%
Danbury	Fargo, ND	2007	135	7,681	93.34%
Deer Park	Hutchinson, MN	2022	138	14,879	92.92%
Dellwood Estates	Anoka, MN	2013	132	12,320	97.52%
Desoto Estates	Grand Forks, ND	2022	68	5,992	98.45%
Desoto Townhomes	Grand Forks, ND	2022	24	3,292	99.26%
Diamond Bend	Mandan, ND	2022	78	10,751	95.85%
Eagle Run	West Fargo, ND	2010	144	7,342	88.77%
Eagle Sky I	Bismarck, ND	2016	20	1,604	98.29%
Eagle Sky II	Bismarck, ND	2016	20	1,680	96.76%
East Bridge	Fargo, ND	2017	58	6,490	97.16%
Eastbrook	Bismarck, ND	2020	24	1,381	91.14%
Echo Manor	Hutchinson, MN	2014	30	1,198	95.37%
Eide Bailly Building***	Fargo, ND	2007	74,646	-	100.00%
Emerald Court	Fargo, ND	2008	24	1,144	96.40%
Essex	Fargo, ND	2017	18	937	87.04%
Evergreen Terrace	Omaha, NE	2020	144	9,219	92.40%
Fairview	Bismarck, ND	2008	84	5,467	96.22%
Family Dollar Store	Mandan, ND	2010	9,100	870	100.00%
First International Bank & Trust	Moorhead, MN	2011	3,510	945	-%
Flagstone	Fargo, ND	2021	120	7,792	95.77%
Flickertail	Fargo, ND	2008	180	8,151	91.06%
Forest Avenue	Fargo, ND	2013	20	815	98.78%
Four Points Office Building	Fargo, ND	2007	12,383	1,494	100.00%
Foxtail Creek Townhomes	Fargo, ND	2020	30	1,488	95.06%
Galleria III	Fargo, ND	2010	18	1,187	88.60%
Garden Grove	Bismarck, ND	2016	95	7,274	91.36%
Gate City Bank	Grand Forks, ND	2008	17,406	2,237	67.53%

Georgetown	Fridley, MN	2014	468	35,778	78.96%
Glen Pond	Eagan, MN	2011	528	44,454	88.72%
Goldmark Office Park	Fargo, ND	2007	127,238	23,192	100.00%
Grand Forks Marketplace**	Grand Forks, ND	2003	182,588	-	93.94%
Granger Court	Fargo, ND	2013	59	4,548	88.52%
Great American Insurance Building	Fargo, ND	2005	15,000	2,270	100.00%
Guardian Building Products	Fargo, ND	2012	100,600	3,340	100.00%
Hannifin	Bismarck, ND	2013	14	846	96.85%
Harrison Richfield	Grand Forks, ND	2007	140	8,182	93.71%
Hartford	Fargo, ND	2018	30	1,421	92.63%
Hawn	Fargo, ND	2020	48	2,801	91.05%
Highland Meadows	Bismarck, ND	2011	144	10,847	95.25%
Hunter’s Run I	Fargo, ND	2007	12	483	83.07%
Hunter’s Run II	Fargo, ND	2008	12	518	97.44%
Huntington	Fargo, ND	2015	10	439	96.65%
Islander	Fargo, ND	2011	24	1,419	88.64%
Jadestone	Fargo, ND	2017	18	937	74.45%
Kennedy	Fargo, ND	2013	12	813	91.33%
Library Lane	Grand Forks, ND	2007	60	3,007	92.42%
Madison (FKA Columbine)	Grand Forks, ND	2015	12	740	98.22%
Maple Ridge	Omaha, NE	2008	174	10,978	91.77%
Maplewood	Maplewood, MN	2014	240	18,269	86.67%
Maplewood Bend	Fargo, ND	2009 and 2010	183	7,727	88.62%
Martha Alice	Fargo, ND	2009	24	1,055	94.66%
Mayfair (FKA Colony Manor)	Grand Forks, ND	2008	24	1,321	94.64%
Midtown Plaza	Minot, ND	2004	17,808	1,342	64.98%
Monticello	Fargo, ND	2013	18	989	90.22%
Montreal Courts	Little Canada, MN	2013	444	30,699	89.60%
Morningside	Fargo, ND	2018	17	803	88.49%
Newgate	Bismarck, ND	2022	46	2,462	91.40%
Oak Court	Fargo, ND	2008	81	3,153	93.37%
Oakview Townhomes (FKA Arrowhead)	Grand Forks, ND	2017	82	6,004	92.89%
O'Reilly Auto Store	Mandan, ND	2010	6,300	591	100.00%
Oxford	Fargo, ND	2021	145	10,219	96.50%
Pacific Park I	Fargo, ND	2013	30	1,064	90.02%
Pacific Park II	Fargo, ND	2013	39	1,182	89.06%
Pacific South	Fargo, ND	2013	15	609	88.19%
Park Circle	Fargo, ND	2017	18	937	95.87%
Parkview Arms	Bismarck, ND	2015	62	4,850	93.79%
Parkway Office (FKA Echelon Building)	Fargo, ND	2006	17,000	1,893	100.00%
Parkwest Gardens	West Fargo, ND	2014	143	8,375	88.71%
Parkwood	Fargo, ND	2008	40	1,582	86.90%
Pebble Creek	Bismarck, ND	2008	70	2,881	97.20%
Pinehurst	Fargo, ND	2021	210	14,982	92.92%
Plumtree	Fargo, ND	2017	18	939	94.93%
Prairiewood Court I & II	Fargo, ND	2006 and 2007	60	2,458	75.85%
Prairiewood Meadows	Fargo, ND	2012	88	5,673	91.47%
Quail Creek	Springfield, MO	2015	164	11,236	96.17%
Robinwood	Coon Rapids, MN	2014	120	8,399	91.38%
Rosedale Estates	Roseville, MN	2014	360	28,482	79.91%
Rosegate	Fargo, ND	2008	90	3,608	88.68%
Rosser	Bismarck, ND	2020	24	1,491	88.75%
Roughrider	Grand Forks, ND	2016	12	699	92.04%
Saddlebrook	West Fargo, ND	2008	60	1,804	94.53%
Sage Park (FKA Brighton Village)	New Brighton, MN	2014	240	17,955	89.05%
Sargent	Fargo, ND	2017	36	1,734	82.20%
Schrock	Fargo, ND	2013	18	811	92.52%
SE Brooklyn Park****	Brooklyn Park MN	2022	144	30,984	95.90%
SE Maple Grove, LLC****	Maple Grove, MN	2021	161	31,514	99.40%
SE Rogers, LLC****	Rogers, MN	2022	165	32,573	85.50%
SE Savage, LLC****	Savage, MN	2021	190	36,790	91.10%
Sheridan Pointe	Fargo, ND	2013	48	2,968	91.36%
Sierra Ridge	Bismarck, ND	2006 and 2011	136	11,219	96.70%
Somerset	Fargo, ND	2008	75	4,158	95.25%
Southgate	Fargo, ND	2007	162	6,581	96.61%
Southview III	Grand Forks, ND	2011	18	778	79.51%
Southview Village	Fargo, ND	2007	72	3,653	92.18%
Spring	Fargo, ND	2013	25	1,053	95.40%

ST Fossil Creek*	Fort Worth, TX	2023	228	43,405	-%
ST Park Hill*	Dallas, TX	2023	318	49,102	79.25%
Stanford Court	Grand Forks, ND	2013	96	5,040	89.22%
Stonefield	Bismarck, ND	2014	192	29,079	93.06%
Stony Brook	Omaha, NE	2009	148	11,606	94.15%
Summerfield	Fargo, ND	2015	18	862	96.62%
Summit Point	Fargo, ND	2015	87	6,983	96.73%
Sunchase	Fargo, ND	2017	36	1,878	97.56%
Sunset Ridge	Bismarck, ND	2008 and 2010	180	12,440	96.76%
Sunview	Grand Forks, ND	2008	36	2,074	95.26%
Sunwood Estates	Fargo, ND	2007	80	4,499	93.55%
Thunder Creek	Fargo, ND	2018	57	5,396	92.30%
Titan Machinery	Bismarck, ND	2015	22,293	2,376	100.00%
Titan Machinery	Dickinson, ND	2012	17,760	1,850	100.00%
Titan Machinery	Fargo, ND	2012	29,800	3,243	100.00%
Titan Machinery	Marshall, MN	2011	67,600	4,029	100.00%
Titan Machinery	Minot, ND	2012	23,690	2,272	100.00%
Titan Machinery	North Platte, NE	2016	18,910	1,593	100.00%
Titan Machinery	Sioux City, IA	2013	36,332	2,787	100.00%
Trustmark	Fargo, ND	2020	45,755	13,549	100.00%
Twin Oaks	Hutchinson, MN	2014	80	4,476	90.63%
Twin Parks	Fargo, ND	2008	66	2,596	95.14%
Valley Homes Duplexes	Grand Forks, ND	2015	24	2,591	89.89%
Valley View	Golden Valley, MN	2014	72	7,825	93.51%
Village Park	Fargo, ND	2008	60	2,536	95.68%
Village West	Fargo, ND	2008	80	2,987	93.97%
Walgreens	Alexandria, LA	2009	14,560	4,063	100.00%
Walgreens	Batesville, AR	2009	14,820	6,877	100.00%
Walgreens	Denver, CO	2011	13,390	4,706	100.00%
Walgreens	Fayetteville, AR	2009	14,550	5,368	100.00%
Walgreens	Laurel, MS	2010	14,820	4,264	100.00%
Washington	Grand Forks, ND	2016	17	745	91.82%
Wells Fargo Building	Duluth, MN	2007	96,233	6,035	74.08%
West Oak	Fargo, ND	2017	18	904	90.32%
Westcourt	Fargo, ND	2014	64	3,793	92.71%
Westside	Hawley, MN	2010	14	559	79.65%
Westwind	Fargo, ND	2008	18	633	87.74%
Westwood Estates	Fargo, ND	2008	200	8,398	91.28%
Willow Park	Fargo, ND	2008	102	6,843	93.22%
Wolf Creek	Fargo, ND	2020	54	5,364	98.69%
Woodland Pines (FKA Fredericksburg)	Omaha, NE	2018	173	13,412	91.41%

* 70.00% ownership interest
** 66.67% ownership interest
*** 50.00% ownership interest
**** 60% ownership interest

Geography

Of our 183 properties, 142 are located in North Dakota, with 89 being located in the greater Fargo, North Dakota and Moorhead, Minnesota metropolitan statistical area. The North Dakota region generated approximately 52.6% of our rental revenue for the year ended December 31, 2023.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of the year ended December 31, 2023 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$514,593	53.0%	$75,483	52.6%
Minnesota	299,908	30.9%	49,304	34.3%
Other	156,303	16.1%	18,844	13.1%
	$970,804	100.0%	$143,631	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, the 2023 estimated combined population of the Fargo, West Fargo and Moorhead metro area was 216,290 people.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2023:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	3.4%	3.6%	3.5%	3.4%	3.7%	3.6%	3.5%	3.8%	3.8%	3.8%	3.7%	3.7%
North Dakota (1)	2.1%	2.1%	2.1%	2.1%	2.1%	2.0%	2.0%	1.9%	1.9%	1.9%	1.9%	1.9%
(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Acquisitions and Dispositions

We had no acquisitions and two dispositions of property during the year ended December 31, 2023. We had eight acquisitions and five dispositions of property during the year ended December 31, 2022. We had five acquisitions and two dispositions of property during the year ended December 31, 2021.

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

Tenants

Our tenants are varied and consist of individuals and national, regional, and local businesses. Our commercial properties generally attract a mix of tenants. In 2023, 2022 and 2021, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, and medical. Within our office, retail, and industrial properties, we have over 100 tenants who operate in numerous industries, including restaurants, pharmacy, medical, financing, banking, insurance, professional services, technology, wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one-year periods. The following table lists a summary, as of December 31, 2023, of lease expirations on non-residential properties scheduled to occur during each of the ten calendar years from 2023 to 2033 and thereafter, assuming that tenants exercise no renewal options or early termination rights.  Base rents do not include CAM (common area maintenance).

The table is based on leases on December 31, 2023 for our non-residential properties including our unconsolidated affiliates (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring	% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent	Base Rent
Month-to-Month	0	—	0.00%	$—	0.00%
2024	16	148,009	11.04%	815,349	6.30%
2025	15	145,675	10.86%	856,425	6.62%
2026	12	157,988	11.78%	1,136,265	8.79%
2027	15	132,852	9.91%	740,515	5.73%
2028	10	98,194	7.32%	2,047,412	15.83%
2029	7	91,084	6.79%	1,106,268	8.55%
2030	12	145,980	10.89%	2,139,962	16.55%
2031	2	94,907	7.08%	1,456,597	11.26%
2032	8	191,785	14.30%	2,219,272	17.16%
2033	7	63,986	4.77%	414,479	3.21%
Thereafter	7	70,427	5.26%	—	0.00%
Leased Total	111	1,340,887	100.00%	$12,932,544	100.00%

Mortgage Notes Secured by the Properties

On December 31, 2023, we had $520,155 in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2024	$22,304
2025	53,288
2026	69,259
2027	79,821
2028	41,680
Thereafter	253,803
$520,155

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

Shareholders and Unit Holders

As of March 13, 2024, we had 11,331,382, common shares of beneficial interests outstanding, held by a total of 1,158 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 13, 2024, there were approximately 18,569,993 limited partnership units of our operating partnership outstanding held by approximately 528 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the operating partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest in lieu of delivering cash. The numbers of common shareholders and limited partners is based on the Company’s records. There is no public trading market for our common shares or the limited partnership units of our Operating Partnership.

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

	Dividends Per		Reinvested
2023 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.287500	$1,337	$1,899	$3,236	(a)
September 30	$0.287500	1,323	1,884	3,207
June 30	$0.287500	1,283	1,890	3,173
March 31	$0.287500	1,151	1,996	3,147
		$5,094	$7,669	$12,763

	Dividends Per		Reinvested
2022 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.287500	$1,146	$1,962	$3,108	(a)
September 30	$0.287500	1,097	1,973	3,070
June 30	$0.287500	1,127	1,910	3,037
March 31	$0.287500	1,130	1,877	3,007
		$4,500	$7,722	$12,222

(a)	Fourth quarter dividends paid on January 16th of the following year, for the year ended December 31, 2023. Fourth Quarter dividends were paid on January 17th of the following year, for the year ended December 31, 2022.

The Trust expects that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions, or the Board determines other action prudent.

Sale of Securities

During the year ended December 31, 2023, the Operating Partnership issued no limited partnership units for the purchase of real estate investments.

Other Sales

During the years ended December 31, 2023, 2022 and 2021, there were no common shares of the Trust issued in exchange for limited partnership units of the operating partnership.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the year ended December 31, 2023.

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2023	2,000	28,000	$21.85	1,499,000	1,181,000	$14,022
February 1-29, 2023	—	1,000	$21.85	1,499,000	1,182,000	$13,993
March 1-31, 2023	6,000	12,000	$21.85	1,505,000	1,194,000	$13,587
Total	8,000	41,000

April 1-30, 2023	35,000	84,000	$21.85	1,540,000	1,278,000	$10,985
May 1-31, 2023	9,000	2,000	$21.85	1,549,000	1,280,000	$10,734
June 1-30, 2023	—	—	$21.85	1,549,000	1,280,000	$10,724
Total	44,000	86,000

July 1-31, 2023	—	8,000	$21.85	1,549,000	1,288,000	$10,533
August 1-31, 2023	9,000	3,000	$21.85	1,558,000	1,291,000	$10,278
September 1-30, 2023	1,000	1,000	$21.85	1,559,000	1,292,000	$10,228
Total	10,000	12,000

October 1-31, 2023	7,000	2,000	$21.85	1,566,000	1,294,000	$10,034
November 1-30, 2023	11,000	1,000	$21.85	1,577,000	1,295,000	$9,781
December 1-31, 2023	2,000	2,000	$21.85	1,579,000	1,297,000	$9,689
Total	20,000	5,000

For the year ended December 31, 2023, the Trust redeemed all shares or units for which we received redemption requests.  In addition, for the year ended December 31, 2023, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective January 1, 2022, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $55,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of December 31, 2023, was $9,689. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within this section is focused on the years ended December 31, 2023 and 2022 including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2021, including year-to-year comparisons between 2022 and 2021, can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 183 properties containing 11,302 apartment units and approximately 1,498,000 square feet of leasable commercial space as of December 31, 2023. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $757,783, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on evaluation, there was one impairment loss of $2,603 during the year ended December 31, 2023. There was one impairment loss of $561 during the year ended December 31, 2022, and there were no impairment losses during the year ended December 31, 2021.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the year ended December 31, 2023 included elsewhere in this report.

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

The operating partnership currently directly owns 183 properties. Of these, 143 residential properties located in North Dakota, Minnesota, Missouri, Nebraska and Texas and are principally multifamily apartment buildings. The remaining 40 are commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, and medical properties.  The Trust’s mix of properties is 79.5% residential and 20.5% commercial (based on cost) with a total carrying value of $757,783 at December 31, 2023. The Trust has one property held for sale located in Apple Valley, Minnesota at December 31, 2023.  The carrying value of assets held for sale at December 31, 2023 is $1,563. Currently our focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

The following table represents the number of properties the Trust owns in each state as of December 31, 2023:

Residential Property	Location	No. of Properties	Units
	North Dakota	122	7,188
	Minnesota	15	3,041
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		143	11,302

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	772,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	36,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	7	493,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		40	1,470,000

Management Highlights

●	Increased revenues from rental operations by $8,571 or 6.3% for the year ended December 31, 2023, compared to the year ended December 31, 2022.
●	No properties were acquired during the year ended December 31, 2023.
●	Disposed of two residential and three commercial properties during the year ended December 31, 2023.
●	Declared dividends aggregating $1.1500 per common share for the year ended December 31, 2023.

Results of Operations for the Years Year Ended December 31, 2023 and 2022

	Year ended December 31, 2023			Year ended December 31, 2022
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$123,202	$20,429	$143,631	$113,968	$21,092	$135,060
Real Estate Expenses
Real Estate Taxes	14,025	2,178	16,203	11,734	2,511	14,245
Property Management	16,038	823	16,861	13,778	789	14,567
Utilities	11,350	1,154	12,504	10,901	1,274	12,175
Repairs and Maintenance	30,900	2,038	32,938	24,479	1,812	26,291
Insurance	5,437	106	5,543	3,755	105	3,860
Total Real Estate Expenses	77,750	6,299	84,049	64,647	6,491	71,138
Net Operating Income	$45,452	$14,130	59,582	$49,321	$14,601	63,922
Interest			21,435			19,994
Depreciation and amortization			25,004			24,679
Administration of REIT			5,430			5,247
Loss on impairment of property			2,603			561
Other income			(2,546)			(11,091)
Income from continuing operations			7,656			24,532
Discontinued operations			—			—
Net Income			$7,656			$24,532

Net (Loss) Income Attributed to:
Noncontrolling Interest			$4,763			$15,611
Sterling Real Estate Trust			$2,893			$8,921
Dividends per share (1)			$1.1500			$1.1500
Earnings per share			$0.2600			$0.8400
Weighted average number of common shares			11,104			10,632

(1)	Does not take into consideration the amounts distributed by the operating partnership to limited partners.

Revenues

Property revenues totaled approximately $143,631 for the year ended December 31, 2023, which constituted an increase of approximately $8,571 or 6.3% compared to the same period in 2022. Residential property revenues increased approximately $9,234 and commercial property revenues decreased approximately $663.

The following table illustrates the occupancy percentage for the periods ended indicated:

	December 31,	December 31,
	2023	2022
Residential occupancy	90.5%	93.2%
Commercial occupancy	89.6%	87.0%

Residential revenues for the year ended December 31, 2023, increased $9,234 or 8.1%, in comparison to the same period in 2022. Residential properties acquired since January 1, 2022, contributed approximately $6,130 to the increase in total residential revenues. The remaining increase is due to decreased rental incentives caused by increased renewals and general market rent increases at our stabilized properties. Residential revenues comprised 85.8% of total revenues for the year ended December 31, 2023, compared to 84.4% of total revenues for the year ended December 31, 2022. Residential economic occupancy year-over-year decreased 2.7%, during the year ended December 31, 2023.

For the year ended December 31, 2023, total commercial revenues decreased $663 or 3.2%, in comparison to the same period in 2022. The decrease was primarily attributed to the disposition of two commercial properties which accounts for

$365 of the decrease during the year ended December 31, 2023. The remaining difference in commercial revenues is related to bad debt expense of $195 for the year ended December 31, 2023, as compared to the same period in 2022. The bad debt is related to one tenant at a commercial building in Duluth, MN.

Expenses

Residential expenses from operations of $77,750 during the year ended December 31, 2023 increased $13,103 or 20.3% in comparison to the same period in 2022. The increase is attributed to an increase in repairs and maintenance expense of $6,422 or 26.2%. Properties acquired since January 1, 2022, attributed $885 to the increase in repairs and maintenance expense. Additionally, increased project and upgrade costs, that are considered to be deferred maintenance costs from the year ended 2022, due to COVID-19 restrictions attribute to the increase in repairs and maintenance expense during the year ended December 31, 2023. The increase is also attributed to an increase in property management fees of $2,258 or 16.4%, as well as an increase in real estate taxes and property insurance of $2,291 or 19.5% and $1,684 or 44.9% respectively. Properties acquired since January 1, 2022,  account for $1,450 and $274, respectively.

Commercial expenses from operations of $6,299 during the year ended December 31, 2023 decreased $192 or 3.0% in comparison to the same period in 2022. For the year ended December 31, 2023 utilities decreased by $87, or 66% due to the disposition of one office building in 2022. The decrease is also attributed to a decrease in property management fees of $34, or 26.9%. This is partly due to a one time advertising cost at an office building in Duluth, MN.

Interest expense of $21,435 during the year ended December 31, 2023 increased $1,442 or 7.2% in comparison to the same period in 2022. Interest expense related to financing activities increased by $1,365 during 2023.

Depreciation and amortization expense of $25,004 during the year ended December 31, 2023 increased $325 or 1.3% in comparison to the same period in 2022. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the years ended December 31, 2023 and 2022 were relatively consistent at 17.4% and 18.3%, respectively.

REIT administration expenses of $5,430 for the year ended December 31, 2023, increased $183 or 3.5% in comparison to the same period in 2022, which is attributed to an increase in REIT advisory fees paid of $125.

Other income of $2,545 for the year ended December 31, 2023 decreased $8,546 or 77.1% in comparison to the same period in 2022. The increase is primarily attributed to the sale of three commercial and two residential properties for $11,090 in 2022 as compared to only two commercial properties in 2023 for $2,597. This is offset by the increase in net loss allocations from Sterling’s ownership in six joint ventures for $621 in 2022.

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

Construction in progress as of December 31, 2023, consists primarily of construction at several residential properties located in North Dakota and Minnesota. The Rosedale Estates has a project for a parking structure and parking lot. The parking structure is budgeted at $1,710, of which $978 has incurred. The parking lot is budgeted at $5,032, of which $735 has incurred. A rehab at Granger Court due to a fire is budgeted at $1,792, of which $1,691 has incurred and will be completed in Q1 of 2024. Remaining construction in progress projects are primarily related to building and roof system, roof replacements on multiple residential properties, residential exterior window systems, and new deck systems on multiple residential properties.

The Trust has one on-going development through ventures in unconsolidated affiliates.

Kessler Apartments, currently being developed in Fort Worth, Texas is expected to be completed in the third quarter of 2024 and the current project budget approximates $55,000 of which $41,031 has been incurred as of December 31, 2023.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the years ended December 31, 2023, 2022 and 2021, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Year ended December 31, 2023		Year ended December 31, 2022		Year ended December 31, 2021
		Weighted Avg		Weighted Avg		Weighted Avg
		Shares and		Shares and		Shares and
	Amount	Units	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,893	11,104	$8,921	10,632	$8,794	10,160

Add back:
Noncontrolling Interest - Operating Partnership Units	4,848	18,619	15,628	18,626	15,783	18,235
Depreciation & Amortization from continuing operations	25,004		24,679		22,203
Pro rata share of unconsolidated affiliate depreciation and amortization	5,960		3,312		718
Loss on impairment of real estate investments	2,603		561		—
Subtract:
Gain on sale of depreciable real estate	(2,597)		(11,090)		(1,710)
Funds from operations applicable to common shares and limited partnership units (FFO)	$38,711	29,723	$42,011	29,258	$45,788	28,395

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

At December 31, 2023, our unrestricted cash resources consisted of cash and cash equivalents totaling $21,529. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $57,390, which could potentially be used as collateral to secure additional financing in future periods.

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

During the year ended December 31, 2023, we did not sell any common shares in private placements. During the year ended December 31, 2023, we issued 353,000 and 173,000 common shares under the dividend reinvestment plan and optional share purchases, respectively which raised gross proceeds of $11,714. During the year ended December 31, 2022, we did not sell any common shares in private placements. During the year ended December 31, 2022, we issued 342,000 and 177,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively which raised gross proceeds of $11,531.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the year ended December 31, 2023, their was no operating partnership issued for the purchase of real estate investments. During the year end December 31, 2022, the operating partnership issued approximately 560,000 limited partnership units of the operating partnership valued at $23.00 per unit for an aggregate consideration of approximately $12,870 for the purchase of real estate investments.

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

	Year ended
	December 31,
	2023	2022

	(in thousands)
Net cash flows provided by operating activities	$43,158	$40,770
Net cash flows provided by (used in) investing activities	$16,745	$(107,960)
Net cash flows (used in) provided by financing activities	$(40,810)	$19,114

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

Net cash provided by operating activities was $43,158 and $40,770 for the years ended December 31, 2023 and 2022, respectively, which consists primarily of net income from property operations, adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash provided by (used in) investing activities was $16,745 and ($107,960) for the years ended the year ended December 31, 2023 and 2022, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the years ended December 31, 2023 and 2022, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was ($12,200) and $91,600, respectively. For the year ended December 31, 2023 and 2022, cash flows used in investing activities related to the purchase of securities was $- and $29,130, respectively. Proceeds received from the sale of real estate investments during the year ended December 31, 2023 and 2022, offset this amount by $5,068 and $25,463, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs, and making principal payments on mortgage notes payable.

Net cash (used in) provided by financing activities was ($40,810) and $19,114, respectively, for the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, we paid $26,353 in dividends and distributions, redeemed $4,995 of shares and units, received $62,231 from new mortgage notes payable, and made mortgage principal payments of $56,062. For the year ended December 31, 2022, we paid $25,310 in dividends and distributions, redeemed $2,077 of shares and units, received $26,500 from a note payable, received $37,569 from new mortgage notes payable, and made mortgage principal payments of $22,231.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2023, to December 31, 2023 totaling $12,763 or $1.1500 per share, of which $5,095 was cash dividends and $7,669 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $43,158 of cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2022, to December 31, 2022 totaling $12,222 or $1.1500 per share, of which $4,507 was cash dividends and $7,715 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $40,770 of cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Year ended
	December 31,
	2023	2022

	(in thousands)
Cash flows provided by operations (net income of $7,656 and $24,532, respectively)	$43,158	$40,770
Distributions in excess of earnings received from unconsolidated affiliates	2,483	504
Gain on sales of real estate and non-real estate investments	(6)	10,529
Dividends declared	(12,763)	(12,222)
Excess	$32,872	$39,581

Limited Partnership Units

The operating partnership agreement provides that our operating partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2023, we declared quarterly distributions totaling $21,407 to holders of limited partnership units in our operating partnership, which we paid on April 17, July 17, and October 16, 2023, and January 16, 2024. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the year ended December 31, 2022, we declared quarterly distributions totaling $21,482 to holders of limited partnership units in our operating partnership, which we paid on April 15, July 15, October 17, 2022, and January 17, 2023. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the year ended December 31, 2023, we paid aggregate dividends of $12,635, which were paid with cash flows provided by operating activities. Our funds from operations, or FFO, was $38,711, therefore, our management believes our distribution policy is sustainable over time. For the year ended December 31, 2022, we paid aggregate dividends of $11,854 which were paid with cash flows provided by operating activities. Our FFO was $42,011 for the year ended December 31, 2022. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recent Developments

On January 16, 2024, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2023.

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments.  Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the year ended December 31, 2023,  the Trust used 12 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $103,246 for the year ended December 31, 2023. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of December 31, 2023, The Trust had $103,246 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

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

As disclosed in Item 4, Controls and Procedures on Form 10-Q/A for the period ended June 30, 2023, during the third quarter of 2023 we identified a material weakness in internal control related to our review control to evaluate the accounting and disclosure of the attributable portion of net income relating to the noncontrolling interest of the operating partnership did not operate effectively, resulting in a material error. This did not have an impact on the total net income or the total funds from operations represented on the June 30, 2023 quarterly filing.

During 2023, management implemented our previously disclosed remediation plan that included: enhancing the design of the control activity over the review of the accounting and disclosure of the attributable portion of net income relating to the noncontrolling interest of the operating partnership.

During the fourth quarter of 2023, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2023.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before May 1, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements listed below are included in this report

Reports of Independent Registered Public Accounting Firms (PCAOB ID Number 49 and PCAOB ID Number 23)

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2023 and 2022

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

Real Estate and Accumulated Depreciation (Schedule III)

(a)(3) Exhibits

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2023 AND 2022,

AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY AND CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2023, 2022 AND 2021,

INCLUDING NOTES

and

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sterling Real Estate Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Real Estate Trust and its subsidiaries (the Trust) as of December 31, 2023 and 2022, the related consolidated statements of operations and other comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit and disclosure committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of real estate investments for impairment

The Trust’s real estate investments and related intangible assets were $757.8 million and $3.0 million, respectively, as of December 31, 2023. As described in Note 2, the Trust performs impairment testing on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of its real estate investments may not be recoverable. As part of the Trust’s impairment indicator analysis, management considers numerous potential indicators of impairment of operating properties. These indicators could include a substantial decline in or continued low occupancy rate, continued difficulty in leasing space, significant financially troubled tenants, a change in plan to sell a property prior to the end of its useful life or holding period, a significant decrease in market price not in line with general market trends, and any other quantitative or qualitative events or factors deemed significant by the Trust’s management or board of trustees. The Trust identified indicators of impairment for certain real estate investments and, in such cases, further assessed the assets for recoverability by comparing the net carrying value to estimated future cash flows on an undiscounted basis. For real estate investments where the estimated future undiscounted cash flows were determined to be less than carrying value, the Trust estimated the fair value of the real estate using various analyses such as discounted cash flows (an income approach) and comparable selling prices (a market approach). An impairment charge is recognized in the amount of the excess of the carrying value over the fair value of the investment. During the years ended December 31, 2023 and 2022, impairment losses of $2.6 million and $0.6 million, respectively, were recognized.

We identified the determination of the existence of impairment indicators and when applicable, the analysis of undiscounted cash flows and fair value determinations for the Trust’s real estate investments and related intangible assets as a critical audit matter because of the significant judgements made by management, including the evaluation of the impact of the factors described above. Auditing management’s judgments used in the determination of impairment indicators involved a high degree of auditor judgment and increased audit effort. Further, auditing the Trust’s undiscounted cash flow and fair value estimates required a high degree of auditor judgment and increased audit effort as estimates underlying the calculation, including market comparable sales, discount rates, terminal capitalization rates, market growth rates and market rent rates, were based on assumptions affected by expected current and future market and economic conditions.

Our audit procedures related the Trust’s evaluation of real estate investments for impairment included the following, among others;

●	We tested the underlying data used in management’s analysis for completeness and accuracy, agreed such data to source documents and the underlying accounting records and evaluated management’s conclusions around potential indicators of impairment.

●	We evaluated the accuracy of management’s conclusions around potential indicators of impairment by reviewing management’s evaluation of potential impairment indicators on a property by property basis, considering information such as historical trends, current year property level operating performance, and changes in expected hold periods, among others, and compared our expectation to management’s analysis.

●	For real estate investments with indicators of potential impairment and real estate investments adjusted to their estimated fair value, we assessed the reasonableness of the estimated hold period as well as the reasonableness of management’s significant assumptions over market comparable sales, discount rates, terminal capitalization rates and market growth rates, with the assistance of our valuation specialist by comparing to historical performance, recent agreements and industry data.

/s/ RSM US LLP

We have served as the Trust's auditor since 2021.

Minneapolis, Minnesota

March 13, 2024

PCAOB ID: 49

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$127,204	$129,682
Building and improvements	835,551	834,356
Construction in progress	8,049	7,110
Real estate investments	970,804	971,148
Less accumulated depreciation	(214,584)	(194,849)
Real estate investments, net	756,220	776,299
Cash and cash equivalents	26,919	3,257
Restricted deposits	10,142	9,323
Investments	—	29,371
Investment in unconsolidated affiliates	26,601	29,423
Notes receivable	8,885	8,448
Assets held for sale	1,568	—
Lease intangible assets, less accumulated amortization	2,983	5,290
Other assets, net	21,515	27,312

Total Assets	$854,833	$888,723

LIABILITIES
Mortgage notes payable, net	$518,119	$506,167
Notes payable	—	26,500
Lines of credit	—	1,008
Dividends payable	8,579	8,493
Tenant security deposits payable	7,104	6,368
Lease intangible liabilities, less accumulated amortization	470	646
Liabilities related to assets held for sale	2	—
Accrued expenses and other liabilities	19,239	16,075
Total Liabilities	553,513	565,257

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Beneficial interest	124,095	123,996
Noncontrolling interest
Operating partnership	163,308	183,048
Partially owned properties	2,555	2,640
Accumulated other comprehensive income	11,362	13,782
Total Shareholders' Equity	301,320	323,466

	$854,833	$888,723

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$143,631	$135,060	$129,324
Expenses
Expenses from rental operations
Operating expenses	67,846	56,893	51,063
Real estate taxes	16,203	14,245	13,706
Depreciation and amortization	25,004	24,679	22,203
Interest	21,435	19,994	18,142
	130,488	115,811	105,114
Loss on impairment of property	2,603	561	—
Administration of REIT	5,430	5,247	4,381
Total expenses	138,521	121,619	109,495
Income from operations	5,110	13,441	19,829

Other (loss) income
Equity in (losses) of unconsolidated affiliates	(2,959)	(2,339)	(261)
Other income	2,214	1,293	1,935
Gain on sale or conversion of real estate investments	2,597	11,090	1,710
Gain on involuntary conversion	694	1,047	1,225
Total other income	2,546	11,091	4,609
Income from continuing operations	7,656	24,532	24,438
Discontinued operations	—	—	—
Net income	$7,656	$24,532	$24,438
Net income (loss) attributable to noncontrolling interest:
Operating partnership	4,848	15,628	15,783
Partially owned properties	(85)	(17)	(139)
Net income attributable to Sterling Real Estate Trust	$2,893	$8,921	$8,794

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.26	$0.84	$0.87

Comprehensive income:
Net income	$7,656	$24,532	$24,438
Other comprehensive gain - change in fair value of interest rate swaps	(2,420)	14,732	855
Comprehensive income:	5,236	39,264	25,293
Comprehensive income attributable to noncontrolling interest	3,247	24,989	16,193
Comprehensive income attributable to Sterling Real Estate Trust	$1,989	$14,275	$9,100

Weighted average common shares outstanding, basic and diluted	11,104	10,632	10,160

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

				Accumulated		Noncontrolling
				Distributions	Total	Interest		Accumulated
	Common		Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares		Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2020	9,855		$139,105	$(29,739)	$109,366	$181,621	$2,346	$(1,805)	$291,528
Shares issued under trustee compensation plan	3		57	—	57	—	—	—	57
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—		—	—	—	2,883	—	—	2,883
Shares/units redeemed	(82)		(1,552)	—	(1,552)	(4,014)	—	—	(5,566)
Dividends and distributions declared	—		—	(10,761)	(10,761)	(19,319)	—	—	(30,080)
Dividends reinvested - stock dividend	363		6,888	—	6,888	—	—	—	6,888
Issuance of shares under optional purchase plan	203		4,064	—	4,064	—	—	—	4,064
Change in fair value of interest rate swaps	—		—	—	—	—	—	855	855
Contributions from consolidated real estate entity noncontrolling interests	—	—	—		—	—	450	—	450
Net income (loss)	—		—	8,794	8,794	15,783	(139)	—	24,438
BALANCE AT DECEMBER 31, 2021	10,342		$148,562	$(31,706)	$116,856	$176,954	$2,657	$(950)	$295,517
Shares issued pursuant to trustee compensation plan	3		65	—	65	—	—	—	65
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—		—	—	—	12,870	—	—	12,870
Shares/units redeemed	(53)		(1,155)	—	(1,155)	(922)	—	—	(2,077)
Dividends and distributions declared	—		—	(12,222)	(12,222)	(21,482)	—	—	(33,704)
Dividends reinvested - stock dividend	341		7,468	—	7,468	—	—	—	7,468
Issuance of shares under optional purchase plan	177		4,063	—	4,063	—	—	—	4,063
Change in fair value of interest rate swaps	—		—	—	—	—	—	14,732	14,732
Contributions from consolidated real estate entity noncontrolling interests	—		—	—	—	—	—	—	—
Net income (loss)	—		—	8,921	8,921	15,628	(17)	—	24,532
BALANCE AT DECEMBER 31, 2022	10,810		$159,003	$(35,007)	$123,996	$183,048	$2,640	$13,782	$323,466
Shares issued pursuant to trustee compensation plan	3		72	—	72	—	—	—	72
Shares/units redeemed	(83)		(1,813)	—	(1,813)	(3,181)	—	—	(4,994)
Dividends and distributions declared	—		—	(12,763)	(12,763)	(21,412)	—	—	(34,175)
Dividends reinvested - stock dividend	354		7,732	—	7,732	—	—	—	7,732
Issuance of shares under optional purchase plan	173		3,983	—	3,983	—	—	—	3,983
Change in fair value of interest rate swaps	—		—	—	—	—	—	(2,420)	(2,420)
Net income (loss)	—		—	2,893	2,893	4,848	(85)	—	7,656
BALANCE AT DECEMBER 31, 2023	11,257		$168,977	$(44,877)	$124,100	$163,303	$2,555	$11,362	$301,320

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
OPERATING ACTIVITIES
Net income	$7,656	$24,532	$24,438
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	(2,597)	(11,090)	(1,710)
Loss on impairment of property	2,603	561	—
Gain on involuntary conversion	(694)	(1,047)	(1,225)
Change in fair value of securities	5,002	(322)	—
Equity in loss of unconsolidated affiliates	2,959	2,339	261
Distributions of earnings of unconsolidated affiliates	—	261	233
Allowance for uncollectible accounts receivable	(203)	(281)	(667)
Depreciation	23,257	22,161	20,918
Amortization	1,747	2,518	1,285
Amortization of debt issuance costs	627	675	608
Effects on operating cash flows due to changes in
Other assets	5,126	(209)	807
Tenant security deposits payable	736	1,143	349
Accrued expenses and other liabilities	2,327	(471)	(242)
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,546	40,770	45,055
INVESTING ACTIVITIES
Gross purchase of securities	—	(29,130)	-
Proceeds from maturity of securities	24,369	81	-
Purchase of real estate investment properties	—	(81,974)	(35,915)
Capital expenditures and tenant improvements	(12,180)	(9,623)	(18,007)
Proceeds from sale of real estate investments and non-real estate investments	5,068	25,463	5,610
Proceeds from involuntary conversion	63	1,579	4,095
Investment in unconsolidated affiliates	(2,621)	(13,869)	(9,493)
Distributions in excess of earnings received from unconsolidated affiliates	2,483	504	—
Notes receivable issued net of payments received	(437)	(991)	(5,431)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	16,745	(107,960)	(59,141)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(525)	(408)	(1,283)
Reinvested proceeds from investment certificates	—	—	(25)
Principal payments on special assessments payable	(74)	—	—
Proceeds from issuance of mortgage notes payable	67,911	37,569	116,180
Principal payments on mortgage notes payable	(53,246)	(22,231)	(43,641)
Advances on lines of credit	—	1,008	818,689
Payments on lines of credit	(1,008)	—	(818,689)
Payment on notes payable	(26,500)	—	—
Proceeds from notes payable	—	26,500	—
Proceeds from issuance of shares under optional purchase plan	3,983	4,063	4,064
Shares/units redeemed	(4,995)	(2,077)	(5,566)
Dividends/distributions paid	(26,356)	(25,310)	(22,622)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(40,810)	19,114	47,107
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	24,481	(48,076)	33,021
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	12,580	60,656	27,635
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$37,061	$12,580	$60,656

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$26,919	$3,257	$51,507
Restricted deposits	10,142	9,323	9,149
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$37,061	$12,580	$60,656

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 and 2021 (Continued)

	Year Ended
	December 31,
	2023	2022	2021

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$20,593	$19,305	$17,332

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$7,732	$7,468	$6,888
Dividends declared and not paid	3,237	3,108	2,740
UPREIT distributions declared and not paid	5,342	5,385	4,827
Shares issued pursuant to trustee compensation plan	72	65	57
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	—	12,870	2,883
Increase in land improvements due to increase in special assessments payable	320	219	235
Unrealized (loss) gain on interest rate swaps	(2,420)	14,732	855
Acquisition of assets through assumption of debt and liabilities	—	406	569
Capitalized interest and real estate taxes related to construction in progress	106	91	250

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

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

Sterling previously established an operating partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the operating partnership. As of December 31, 2023 and 2022, Sterling owned approximately 37.72% and 36.60%, respectively, of the operating partnership.

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

As of December 31, 2023, the Trust owned approximately 37.72% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the redemptions plans, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

DECEMBER 31, 2023, 2022 AND 2021

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

DECEMBER 31, 2023, 2022 AND 2021

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

Based on evaluation, there was one impairment loss of $2,603 during the year ended December 31, 2023, and there was one impairment loss of $561 during the year ended December 31, 2022. There were no impairment losses during the year ended December 31, 2021.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

Properties Held for Sale

We account for our properties held for sale in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which addresses financial accounting and reporting in a perdio in which a component or group of components of an entity either has been disposed or or is classified as held for sale.

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

The Trust had one property held for sale as of December 31, 2023. There were no properties held for sale as of December 31, 2022.  See Note 18.

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

Investments

Treasury Bills are short-term debt obligations with maturities of one year or less issued by the U.S. Treasury Department and backed by the U.S. Government. Treasury Bills yield no interest, but are issued at a discount to the redemption price. We classify our investments in U.S. Treasury Bills as money held for investments. We use quoted market prices to determine the fair value of our investments in U.S. Treasury Bills.

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings (losses), contributions and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2023, 2022 and 2021.

Other Assets

Other assets are comprised of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

	(in thousands)
Due from related party	$54	$50
Accounts receivable, net	6,225	5,821
Insurance claim receivable	396	3,846
Fair value of interest rate swap	11,362	13,782
Other assets	302	181
Financing fees, less accumulated amortization	46	86
Lease costs, less accumulated amortization	1,542	1,799
Prepaid expenses	1,588	1,747
Total other assets, net	$21,515	$27,312

Note receivable

Notes receivable are issued periodically and are secured and interest bearing. The Trust has one note receivable for a commercial tenant  bearing a 6.5% per annum interest rate which matures in 2025. The Trust also has four note receivables as disclosed in note 5.

Accrued Expenses and Other liabilities

Accrued Expenses and other liabilities are comprised of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

	(in thousands)
Special assessments payable	$877	$647
Due to related party	676	1,408
Accounts payable - trade	3,385	2,340
Retainage payable	—	3
Deferred insurance proceeds	95	2
Accrued interest expense	1,413	1,318
Accrued real estate taxes	9,296	7,275
Accrued unearned rent	3,344	2,936
Other liabilities	153	146
Total accrued expenses and other liabilities	$19,239	$16,075

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

DECEMBER 31, 2023, 2022 AND 2021

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

A summary of the tax characterization of the dividends paid to shareholders of the Company’s common stock for the years ended December 31, 2023, 2022 and 2021 follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%	Dividend	%
	2023	2023	2022	2022	2021	2021
Tax status
Ordinary income	$0.6226	54.14%	$0.6374	55.43%	$0.9833	92.76%
Capital gain	—	—%	—	—%	0.0767	7.24%
Return of capital	0.5274	45.86%	0.5126	44.57%	—	—%
	$1.1500	100.00%	$1.1500	100.00%	$1.0600	100.00%

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

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2023 and 2022 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2019.

The operating partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted with the purpose that average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $291 and $302 for the year ended December 31, 2023 and 2022, respectively. The straight-line receivable balance included in receivables on the consolidated balance sheets as of December 31, 2023 and 2022, was $3,686 and $3,756, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimated. The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of December 31, 2023, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of December 31, 2023, 2022 and 2021 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods. As the calculation does not include net income attributable to the Operating Partnership, Operating Partnership Units are not included in the calculation, and does not have any impact on earnings per share.

For the years ended December 31, 2023, 2022 and 2021, Sterling’s denominators for the basic and diluted earnings per common share were approximately 11,104,000, 10,632,000, and 10,160,000, respectively.

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

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended December 31, 2023, 2022 and 2021, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements for the years ended December 31, 2023 and 2022.

	Year ended December 31, 2023			Year ended December 31, 2022			Year ended December 31, 2021
	Residential	Commercial	Total	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)			(in thousands)
Income from rental operations	$123,202	$20,429	$143,631	$113,968	$21,092	$135,060	$107,284	$22,040	$129,324
Expenses from rental operations	77,750	6,299	84,049	64,647	6,491	71,138	57,454	7,315	64,769
Net operating income	$45,452	$14,130	$59,582	$49,321	$14,601	$63,922	$49,830	$14,725	$64,555
Depreciation and amortization			25,004			24,679			22,203
Interest			21,435			19,994			18,142
Administration of REIT			5,430			5,247			4,381
Loss on impairment of property			2,603			561			—
Other income			(2,546)			(11,091)			(4,609)
Net income			$7,656			$24,532			$24,438

Segment Assets and Accumulated Depreciation

As of December 31, 2023	Residential	Commercial	Total

	(in thousands)
Real estate investments	$789,249	$181,555	$970,804
Accumulated depreciation	(164,793)	(49,791)	(214,584)
Total real estate investments, net	$624,456	$131,764	$756,220
Lease intangible assets, less accumulated amortization	—	2,983	2,983
Cash and cash equivalents			26,919
Restricted deposits			10,142
Investment in unconsolidated affiliates			26,601
Notes receivable			8,885
Assets held for sale			1,568
Other assets, net			21,515
Total Assets			$854,833

As of December 31, 2022	Residential	Commercial	Total

	(in thousands)
Real estate investments	$779,424	$191,724	$971,148
Accumulated depreciation	(147,115)	(47,734)	(194,849)
Total real estate investments, net	$632,309	$143,990	$776,299
Lease intangible assets, less accumulated amortization	839	4,451	5,290
Cash and cash equivalents			3,257
Restricted deposits			9,323
Investment in securities			29,371
Investment in unconsolidated affiliates			29,423
Notes receivable			8,448
Other assets, net			27,312
Total Assets			$888,723

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

NOTE 4 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	As of December 31,	As of December 31,
	2023	2022

	(in thousands)
Tenant security deposits	$6,945	$6,242
Real estate tax and insurance escrows	676	1,336
Replacement reserves	1,443	1,745
Other funded reserves	1,078	—
	$10,142	$9,323

NOTE 5 – Investment in unconsolidated affiliates

			Total Investment in Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	December 31, 2023	December 31, 2022
Banner Building	2007	66.67%	$(478)	$(614)
Grand Forks INREIT, LLC	2003	50%	5,193	4,961
SE Savage, LLC	2019	60%	954	1,660
SE Maple Grove, LLC	2019	60%	735	1,836
SE Rogers, LLC	2020	60%	1,419	2,413
ST Oak Cliff, LLC	2021	70%	7,920	9,098
SE Brooklyn Park, LLC	2021	60%	1,748	2,914
ST Fossil Creek, LLC	2022	70%	9,110	7,155
			$26,601	$29,423

Banner Building - the operating partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at December 31, 2023 and 2022 of $6,724 and $6,951, respectively. The Trust is jointly and severally liable for the full mortgage balance.

Grand Forks INREIT, LLC - the operating partnership is a 50% owner of a tenant in common through 100% ownership in a limited liability company. The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at December 31, 2023 and 2022 of $8,948 and $9,520, respectively. The Trust is jointly and severally liable for the full mortgage balance.

SE Savage, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The property is encumbered by a first mortgage with a balance of $30,305 and $30,726 at December 31, 2023 and December 31, 2022. The Trust is jointly and severally liable for the full mortgage balance. Additionally SE Savage, LLC has an outstanding Promissory Note with Sterling Properties, LLLP, for $468 and $1,397 as of December 31, 2023 and December 31, 2022, and is an unsecured obligation of SE Savage, LLC. The note is included in Notes Receivable on the Consolidated Balance Sheet at December 31, 2023 and December 31, 2022.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

SE Maple Grove, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is encumbered by a first mortgage with a balance at December 31, 2023 and December 31, 2022 of $24,633  and $24,788, respectively. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at both December 31, 2023 and December 31, 2022 of $3,643. The note is included in Notes Receivable on the Consolidated Balance Sheet at December 31, 2023 and December 31, 2022.

SE Rogers, LLC - the Operating Partnership owns a 60% interest in a limited liability company that is currently developing a multifamily property. The LLC holds land located in Rogers, Minnesota, with total assets of $30,576 and $32,864 at December 31, 2023 and December 31, 2022, respectively. The entity is encumbered by a first mortgage with a balance of $25,742 at both December 31, 2023 and December 31, 2022. The Company is jointly and severally liable for the full mortgage balance. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at December 31, 2023 of $2,117 and December 31, 2022 of $2,938. The note is included in Notes Receivable on the Consolidated Balance Sheet at December 31, 2023 and December 31, 2022.

ST Oak Cliff, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of December 31, 2023, the Operating Partnership has contributed $9,300 in cash to the entity. The entity holds land located in Dallas, Texas with total assets of $48,738 and $40,404 at December 31, 2023 and December 31, 2022, respectively. The entity is encumbered by a construction mortgage with a balance of $36,246 and $23,409 at December 31, 2023 and December 31, 2022, respectively. The Company is jointly and severally liable for the full mortgage balance.

SE Brooklyn Park, LLC - the Operating Partnership owns a 60% interest in a limited liability company, with an unrelated third party. The entity is located in Brooklyn Park, Minnesota, with total assets of $30,325 and $30,490 at December 31, 2023 and December 31, 2022, respectively. The entity is encumbered by a first mortgage with a balance of $24,592 and $24,448 at December 31, 2023 and December 31, 2022, respectively. The Company is jointly and severally liable for the full mortgage balance. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at December 31, 2023 of $2,538.  There was no balance outstanding related to the second mortgage as of December 31, 2022. The note is included in Notes Receivable on the Consolidated Balance Sheet at December 31, 2023 and December 31, 2022.

ST Fossil Creek, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of December 31, 2023, the Operating Partnership has contributed $9,275 in cash to the entity. The entity holds land located in Fort Worth, Texas with total assets of $43,517 and $11,083 at December 31, 2023 and December 31, 2022, respectively. The entity is encumbered by a construction mortgage with a balance of $26,657 at December 31, 2023.  There was no balance outstanding related to the construction mortgage at December 31, 2022. The Company is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022

	(in thousands)
ASSETS
Real estate investments	$261,901	$218,747
Accumulated depreciation	(26,191)	(16,490)
	235,710	202,257
Cash and cash equivalents	3,388	3,093
Restricted deposits	883	1,034
Intangible assets, less accumulated amortization	813	542
Other assets, net	780	827
Total Assets	$241,574	$207,753

LIABILITIES
Mortgage notes payable, net	$191,890	$152,246
Tenant security deposits payable	340	192
Accrued expenses and other liabilities	7,208	8,217
Total Liabilities	$199,438	$160,655
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$42,136	$47,098

Total liabilities and shareholders' equity	$241,574	$207,753

The following is a summary of results of operations of the unconsolidated affiliates for the years ended the years ended December 31, 2023, 2022 and 2021.

	The year ended December 31,
	2023	2022	2021
	(in thousands)
Income from rental operations	$19,202	$9,545	$4,746
Expenses from rental operations	7,687	3,668	1,632
Net operating income	$11,515	$5,877	$3,114
Depreciation and Amortization	9,784	5,678	1,248
Interest	6,180	4,148	2,275
Other Income	13	(91)	-
Net loss	$(4,462)	$(3,858)	$(409)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of December 31, 2023	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$13,927	$(11,434)	$2,493
Above-market leases	1,415	(925)	490
	$15,342	$(12,359)	$2,983
Lease Intangible Liabilities
Below-market leases	$(2,314)	$1,844	$(470)

	Lease	Accumulated	Lease
As of December 31, 2022	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$15,528	$(10,960)	$4,568
Above-market leases	1,897	(1,175)	722
	$17,425	$(12,135)	$5,290
Lease Intangible Liabilities
Below-market leases	$(2,379)	$1,733	$(646)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2024	$641	$147
2025	641	147
2026	490	77
2027	381	38
2028	311	19
Thereafter	519	42
	$2,983	$470

The weighted average amortization period for the intangible assets (in-place leases, above-market leases) and intangible liabilities (below-market leases) acquired as of December 31, 2023 was 2.6 years.

The portion of the purchase price allocated to acquire above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $100, $145, and $154 for the years ended December 31, 2023, 2022 and 2021, respectively, was recorded as a reduction to income from rental operations. Amortization pertaining to below market lease intangibles of $148, $164, and $183 for the years ended December 31, 2023, 2022 and 2021, respectively, was recorded as an increase to income from rental operations.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $5,000 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. The lines of credit are secured by specific properties. At December 31, 2023, the Bremer line of credit had $9,915 available and unused under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. As of December 31, 2023 and December 31, 2022, there was a balance of $- and $1,008, respectively.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage, debt to net worth ratios, and debt yield ratios. As of December 31, 2023, no properties were out of compliance.

NOTE 8 - NOTES PAYABLE

As of December 31, 2023 and 2022, the Trust had an outstanding balance on notes payable of $- and $26,500, respectively.

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	December 31,	December 31,
	2023	2022

	(in thousands)
Fixed rate mortgage notes payable (a)	$520,155	$508,305
Variable rate mortgage notes payable	-	-
Mortgage notes payable	520,155	508,305
Less unamortized debt issuance costs	2,036	2,138
	$518,119	$506,167
(a)	Includes $103,246 and $106,033 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2023 and 2022, respectively.

As of December 31, 2023, we had 111 fixed rate mortgage loan with effective interest rates ranging from 2.43% to 6.85% per annum, and a weighted average effective interest rate of 3.93% per annum.

As of December 31, 2022, we had 115 fixed rate and one variable rate mortgage loan with effective interest rates ranging from 2.43% to 6.85% per annum, and a weighted average effective interest rate of 3.79% per annum.

The majority of the Company’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs. Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with the lender. Additionally, certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2023, ten  loans were out of compliance due to increased repair and maintenance costs related to unit renovations and increased utility costs. The loans were secured by various properties with a total outstanding balance of $17,687. Annual waivers were received from the lenders on all loans out of compliance as of December 31, 2023. As of December 31, 2022, eight loans were out of compliance due increased repair and maintenance costs related to unit renovations, bad debt allowance, and increased vacancies in the North Dakota and Minnesota markets. The loans were secured by various properties with a total outstanding balance of $9,915. Annual waivers were received from the lenders on all loans out of compliance as of December 31, 2022.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2024	$22,304
2025	53,288
2026	69,259
2027	79,821
2028	41,680
Thereafter	253,803
Total payments	$520,155

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

As of December 31, 2023, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive (loss) income” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Trust estimates that an additional $4,128 will be reclassified as a decrease to interest expense.

The following table summarizes the Trust’s interest rate swaps designated as cash flow hedges as of December 31, 2023:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,365	3.15%	November 1, 2029
November 1, 2019	$4,427	3.28%	November 1, 2029
January 10, 2020	$2,888	3.39%	January 10, 2030
December 2, 2020	$12,001	2.91%	December 2, 2027
July 1, 2021	$25,006	2.99%	July 1, 2031
November 10, 2021	$27,471	3.54%	August 1, 2029
December 1, 2021	$10,516	3.32%	December 1, 2031
August 15, 2022	$1,444	3.07%	June 15, 2030
August 15, 2022	$2,798	3.07%	June 15, 2030
August 15, 2022	$1,563	2.94%	June 15, 2030
August 15, 2022	$4,135	2.94%	June 15, 2030
May 10, 2023	$4,632	2.79%	June 10, 2030

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Interest rate swaps	12	12	$103,246	$106,033

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	December 31, 2023		December 31, 2022
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$11,362	Other assets, net	$13,782

The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income (loss) for the years ended December 31, 2023 and 2022:

		Location of Gain
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2023		2023
Interest rate swaps	$2,420	Interest expense	$(3,743)
	2022		2022
Interest rate swaps	$(14,732)	Interest expense	$94

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties that contain a provision whereby if the Trust defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Trust could also be declared in default on its corresponding derivative obligation. As of December 31, 2023, the termination value of derivatives in a liability position was $0 and the termination value of derivatives in an asset position was $11,362. As December 31, 2023, the Trust has pledged the properties related to the loans which are hedged as collateral.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2023		December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Investments	$-	$-	$29,371	$29,371
Notes receivable	$8,885	$10,025	$8,448	$9,789
Derivative assets	$11,362	$11,362	$13,782	$13,782

Financial liabilities:
Mortgage notes payable	$520,155	$477,344	$508,305	$466,245

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

DECEMBER 31, 2023, 2022 AND 2021

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2023
Derivative assets	$—	$11,362	$—	$11,362

December 31, 2022
Derivative assets	$—	$13,782	$—	$13,782

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2023
Mortgage notes payable	$—	$—	$477,344	$477,344
Notes receivable	$—	$—	$10,025	$10,025
December 31, 2022
U.S. Treasury Bills	$29,371	$—	$—	$29,371
Mortgage notes payable	$—	$—	$466,245	$466,245
Notes receivable	$—	$—	$9,789	$9,789

U.S. Treasury Bills: The Trust estimates the fair value of its Treasury Bills by using quoted market prices.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 5.85% to 6.00% and from 5.75% to 6.00% at December 31, 2023 and 2022, respectively.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The fair value rate was 7.25% December 31, 2023 and 2022.

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2023 and 2022, outstanding limited partnership units totaled 18,584,000 and 18,730,000, respectively. Total aggregate distributions per unit for the years ended December 31, 2023, 2022 and 2021were $1.1500, $1.1500 and $1.06,  respectively. The operating partnership declared fourth quarter distributions of $5,342 and $5,385, to limited partners payable in January 2024 and 2023, respectively.

During the year ended December 31, 2023, there were no limited partnership units of the operating partnership exchanged for common shares of the trust.

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

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $55,000 worth of securities. As of December 31, 2023, there were $9,689 worth of securities left to be redeemed under the redemption plan. Currently, the fixed redemption price is $21.85 per share or unit under the plans which price became effective January 1, 2022. Prior to January 1, 2022, the redemption price was $19.00 per share or unit under the plan. Prior to January 1, 2021, the redemption price was $18.25 per share or unit under the plan.

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

During the years ended December 31, 2023, 2022 and 2021, the Company redeemed 83,000, 53,000 and 82,000 common shares valued at $1,813, $1,155 and $1,552, respectively. In addition, during the years ended December 31, 2023, 2022 and 2021, the Company redeemed 144,000, 42,000 and 211,000 units valued at $3,181, $922 and $4,014, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of December 31, 2023 and 2022, there were 11,257,000 and 10,810,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $1.1500 per share, $1.1500 per share and $1.0600 per share for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The estimated value per common share was $23.00 and $23.00 at December 31, 2023 and 2022, respectively.

Therefore, the purchase price per common share for dividend reinvestments was $21.85 and $21.85 and for additional optional cash purchases was $23.00 and $23.00 at December 31, 2023 and 2022, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten-day notice to participants.

In the year ended December 31, 2023, 353,000 shares were issued pursuant to dividend reinvestments and 173,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2022, 342,000 shares were issued pursuant to dividend reinvestments and 177,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2021, 363,000 shares were issued pursuant to dividend reinvestments and 203,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Trustmark Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Trustmark Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Trustmark Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Mr. Kenneth P. Regan, by Trustee Mr. James S. Wieland, President Joel S. Thomsen, General Counsel and Secretary Michael P. Carlson and by Chief Financial Officer and Treasurer Damon K. Gleave . In addition, Mr. Regan serves as the Executive Chairman of the Advisor, and Messrs. Wieland, and Thomsen serve on the Board of Governors of both the Advisor and GOLDMARK Property Management, Inc.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

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

Property Management Fee

During the years ended December 31, 2023, 2022 and 2021, we paid property management and administrative fees to GOLDMARK Property Management, Inc. of $15,069, 13,833, and $12,836, respectively. Management fees which approximate 5% of net collected rents, account for $5,755, $5,499, and $5,271 of these fees during the years ended December 31, 2023, 2022 and 2021. In addition, the years ended December 31, 2023, 2022 and 2021, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $9,936, $7,744, and $6,536, respectively

Advisory Agreement

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

The below table summarizes the fees incurred to our Advisor.

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Fee:
Advisory	$3,807	$3,683	$3,348
Acquisition	$-	$1,321	$375
Disposition	$204	$703	$146
Financing	$121	$83	$224
Project Management	$682	$450	$572

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees payable to our Advisor.

	Payable at
	December 31,	December 31,
	2023	2022

	(in thousands)
Fee:
Advisory	$316	$632
Acquisition	$-	$387
Disposition	$-	$72
Project Management	$-	$12

Operating Partnership Units Issued in Connection with Acquisitions

During the year ended December 31, 2023, there were no Operating Partnership units issued directly or indirectly, to affiliated entities

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

Commissions

During the years ended December 31, 2023, 2022 and 2021, we incurred real estate commissions of $-, $567, and $312, respectively, to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of December 31, 2023, there were no commissions  payable to GOLDMARK Commercial Real Estate. As of December 31, 2022,  there were commissions of $183 payable to GOLDMARK Commercial Real Estate. As of December 31, 2021, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

During the years ended December 31, 2023, 2022 and 2021, we incurred real estate commissions of $-, $418, and $217, respectively to GOLDMARK Property Management. As of December 31, 2023,  there were no commission payable to GOLDMARK Property Management. As of December 31, 2022, there were commissions of $92 payable to GOLDMARK Property Management. As of December 31, 2021, there were no unpaid commissions to GOLDMARK Property Management.

Rental Income

During the years ended December 31, 2023, 2022 and 2021, we received rental income of $133, $130, and $106 , respectively, under an operating lease agreement with our Advisor.

During the year ended December 31, 2023 and 2022, we received no rental income, and during the year ended December 31, 2021 we received rental income of $19, under an operating lease agreement with GOLDMARK Commercial Real Estate, Inc.

During the years ended December 31, 2023, 2022 and 2021, we received rental income of $273, $267, and $294, respectively, under operating lease agreements with GOLDMARK Property Management, Inc.

During the years ended December 31, 2023, 2022 and 2021, we received rental income of $1,005, $859, and $404, respectively, under operating lease agreements with Bell Bank.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

Other operational costs

During the years ended December 31, 2023, 2022 and 2021, the Trust incurred $670, $207, and $276, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. At December 31, 2023 and 2022, there were no operational outstanding liabilities.

During the year ended December 31, 2023, the Trust received did not receive related parties reimbursement for expenses paid that were associated with capital projects. No reimbursements for operational receivables were received during the year ended December 31, 2022. At December 31, 2023, operational receivables outstanding due from related parties was $54 and $50, respectively.

Debt Financing

At December 31, 2023, and 2022, the Trust had $60,262 and $64,123, respectively, of outstanding principal on loans entered into with Bell Bank. During the years ended December 31, 2023, 2022 and 2021, the Trust incurred interest expense on debt held with Bell Bank of $2,398, $2,480, and $2,508, respectively. Accrued interest at December 31, 2023 and 2022, related to this debt was $128 and $130, respectively.

A December 31, 2023 and December 31, 2022, the Trust had $- and $26,500, respectively, of outstanding principal on notes payable entered into with Bell Bank. During the years ended December 31, 2023, 2022 and 2021, the Trust did not incur interest expense on note payable held with Bell Bank.

Mezzanine Financing

The Trust offers mezzanine financing to joint ventures, see note 5 for investment in unconsolidated affiliates.

As of the year ended December 31, 2023 and 2022, Sterling issued $8,766 and $5,854, respectively, in second mortgage financing to related entities.

During the year ended December 31, 2023 and 2022, the Trust earned interest income of $671 and $350, respectively, related to the second mortgage financing.

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial segment as well as Director and Officer general and liability coverage. At the years ended December 31, 2023, 2022 and 2021, total premiums incurred for this policy were $165, $48, and $166, respectively.

Tenant Improvement Arrangements

During the year ended December 31, 2023 and 2022, there were no tenant improvement costs incurred during. During the year ended December 31, 2021, the Trust paid $2,782 in tenant improvement costs associated with a lease agreement with Trustmark Enterprises, Inc.

Development Arrangements

Effective May 16, 2022, The Trust purchased a 70% interest in ST Fossil Creek Fort Worth, LLC. The purpose of the entity is to develop and construct a 228-unit multifamily property located in Fort Worth, Texas. The partnering investee, TG Fossil Creek Fort Worth, LLC is owned in part by Kenneth P. Regan, the Trust’s Chief Executive Officer and Trustee. Mr. Regan is also a partner in Trumont Group, the developer engaged by ST Fossil Creek Fort Worth, LLC to oversee the development of the property. Further, Mr. Regan is also a partner in Trumont Construction, the company who was engaged to oversee the day-to-day construction operations of the property.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

During  the year ended December 31, 2023 and 2022, the Trust incurred and paid $- and $411, respectively, in development fees to Trumont Group. At the year ended December 31, 2023 and 2022, the Trust owed $- and $51, respectively, in development fees to Trumont Group.

During  the year ended December 31, 2023 and 2022, the Trust incurred and paid $459 and $799, respectively, in construction fees to Trumont Construction. At the year ended December 31, 2023 and 2022, the Trust owed $37 and $81, respectively, in construction fees to Trumont Construction.

During the year ended December 31, 2023 and 2022, the Trust incurred and paid $344 and $639, respectively, in general construction costs to Trumont Construction. At the year ended December 31, 2023 and 2022, no general construction costs were owed to Trumont Construction.

NOTE 16 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less.

Commercial properties are leased to tenants under terms expiring at various dates through 2038. Lease terms often include renewal options.

As of December 31, 2023, we derived 85.8% of our revenues from residential leases that are generally for terms of one-year or less. The residential leases may include lease income related to such items as parking, storage and non-refundable deposits that we treat as a single lease component because amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of December 31, 2023, we derived 14.2% of our revenues from commercial leases primarily under long-term lease agreements.  Substantially all commercial leases contain fixed escalations, or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $291 for the year ended December 31, 2023, and increased revenue by $302 for the year ended December 31, 2022. The straight-line receivable balance included in other assets on the consolidated balance sheets as of the year ended December 31, 2023 and 2022 was $3,686 and $3,756 respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

Lease income related to the Trust’s operating leases is comprised of the following:

	Year ended December 31, 2023
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$118,323	$15,672	$133,995
Lease income related to variable lease payments	—	4,430	4,430
Other (a)	(1,113)	166	(947)
Lease Income (b)	$117,210	$20,268	$137,478

(a)	For the year ended December 31, 2023, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the year ended December 31, 2023, of $6,153, which is accounted for under the revenue recognition standard.

	Year ended December 31, 2022
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$109,769	$16,091	$125,860
Lease income related to variable lease payments	—	4,510	4,510
Other (a)	(804)	332	(472)
Lease Income (b)	$108,965	$20,933	$129,898

(c)	For the year ended December 31, 2022, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(d)	Excludes other rental income for the year ended December 31, 2022, of $5,162, which is accounted for under the revenue recognition standard.

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2023 are as follows:

Years ending December 31,	Amount
(in thousands)
2024	$15,444
2025	15,251
2026	14,918
2027	13,529
2028	12,062
Thereafter	43,403
$114,607

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

DECEMBER 31, 2023, 2022 AND 2021

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

NOTE 18 – DISPOSITIONS

During the year ended December 31, 2023, the Operating Partnership sold two properties. We sold a retail property located in Coon Rapids, Minnesota for a sale price of $3,448 and recognized a gain of $1,531 in May 2023. We sold an office property located in White Bear Lake, Minnesota for a sales price of $4,710 and recognized a gain of $1,066 in May 2023.

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

During the year ended December 31, 2023, the Company entered into a purchase agreement to sell one retail property located in Apple Valley, Minnesota. The property qualified for held for sale accounting treatment on or prior to December 31, 2023, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of December 31, 2023. We expect to sell the property in the first quarter of 2024. The following table shows the net book value of assets held for sale.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$845	$—
Building and improvements	828	—
Real estate investments	1,673	—
Less accumulated depreciation	(110)	—
Real estate investments, net	1,563	—
Other assets, net	5	—

Total Assets	$1,568	$—

LIABILITIES
Accrued expenses and other liabilities	$2	$—

Total Liabilities	$2	$—

NOTE 19 –ACQUISITIONS

The Company did not acquire any properties during the year ended December 31, 2023.

The Company acquired the following properties during the year ended December 31, 2022.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Purchase Price
2/28/22	Deer Park	Hutchinson, MN	Apartment Complex	138 units	$15,073
5/31/22	Desoto Estates	Grand Forks, ND	Apartment Complex	68 units	5,863
5/31/22	Desoto Townhomes	Grand Forks, ND	Townhomes	24 units	3,226
5/31/22	Desoto Apartments	East Grand Forks, MN	Apartment Complex	24 units	1,230
6/10/22	Diamond Bend	Mandan, ND	Apartment Complex	78 units	10,919
9/13/22	Newgate Apartments	Bismarck, ND	Apartment Complex	46 units	2,444
12/1/22	Chandler 1898	Grand Forks, ND	Apartment Complex	12 units	498
12/29/22	Prose Fossil Creek	Fort Worth, TX	Apartment Complex	270 units	55,591

					$94,844

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

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

Total consideration given for acquisitions for the year ended December 31, 2022 was completed through issuing approximately 560,000 limited partnership units of the operating partnership valued at $23.00 per unit for an aggregate consideration of approximately $12,870. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance.

The Company acquired the following properties during the year ended December 31, 2021.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Acquisition Price

6/1/21	Flagstone	Fargo, ND	Apartment complex	120 units	$7,723
6/1/21	Brownstone	Fargo, ND	Apartment complex	72 units	4,362
6/1/21	Briar Pointe	Fargo, ND	Apartment complex	30 units	1,929
7/1/21	Oxford	Fargo, ND	Apartment complex	144 units	10,066
7/1/21	Pinehurst	Fargo, ND	Apartment complex	210 units	14,718

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

In 2022, cash flows were reclassified to updated presentation resulting prior period to be updated to align with reclassification. The following table summarizes the allocation of the purchase price, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Year Ended
	December 31,
	2023	2022
Real estate investment acquired	$-	$93,515
Acquired lease intangible assets	-	1,732
Assumed Assets	-	3
Total Assets Acquired	$-	$95,250
Other liabilities	-	(406)
Net assets acquired	-	94,844
Equity/limited partnership unit consideration	-	(12,870)
Net cash consideration	$-	$81,974

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023, 2022 AND 2021

(Dollar amounts in thousands, except share and per share data)

NOTE 20 - SUBSEQUENT EVENTS

On January 1, 2024 Megan Schreiner was appointed as President by the Board of Trustees.

On January 1, 2024 Luke Swenson was appointed as Chief Investment Officer by the Board of Trustees.

On January 16, 2024 we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2023.

On January 25, 2024, the Trust disposed of a retail property located in Apple Valley, MN for a sales price of $1,600.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Industrial			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	Fargo, ND	$2,406	$820	$2,554	$60	$(94)	$880	$2,460	$3,340	$703	08/29/2012	40
Titan Machinery	Bismarck, ND	2,005	950	1,395	32	—	982	1,395	2,377	314	01/28/2015	40
Titan Machinery	Dickinson, ND	1,761	354	1,096	400	—	754	1,096	1,850	324	07/30/2012	40
Titan Machinery	Fargo, ND	2,368	781	1,947	515	—	1,296	1,947	3,243	547	10/30/2012	40
Titan Machinery	Marshall, MN	4,533	300	3,648	81	—	381	3,648	4,029	1,117	11/01/2011	40
Titan Machinery	Minot, ND	—	618	1,654	—	—	618	1,654	2,272	472	08/01/2012	40
Titan Machinery	North Platte, NE	—	325	1,269	—	—	325	1,269	1,594	255	01/29/2016	40
Titan Machinery	Sioux City, IA	3,588	315	2,472	—	—	315	2,472	2,787	633	10/25/2013	40
Total		$16,661	$4,463	$16,035	$1,088	$(94)	$5,551	$15,941	$21,492	$4,365

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Land			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Taco Bell	Denver, CO	$378	$669	$—	$—	$—	$669	$—	$669	$—	06/14/2011
Rochester Development Land	Rochester, MN	—	1,364	—	—	—	1,364	—	1,364	—	08/29/2016
Total		$378	$2,033	$—	$—	$—	$2,033	$—	$2,033	$—

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Medical			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life	Bismarck, ND	$2,031	$306	$2,255	$11	$123	$317	$2,378	$2,695	$1,025	01/03/2008	9	-	40
Bio-Life	Grand Forks, ND	2,088	457	2,230	1	158	458	2,388	2,846	1,050	01/03/2008	10	-	40
Bio-Life	Janesville, WI	1,735	250	1,857	—	123	250	1,980	2,230	865	01/03/2008	9	-	40
Bio-Life	Mankato, MN	2,206	390	2,111	280	1,154	670	3,265	3,935	1,366	01/03/2008	11	-	40
Bio-Life	Marquette, MI	—	213	2,793	—	123	213	2,916	3,129	1,240	01/03/2008	9	-	40
Bio-Life	Onalaska, WI	1,675	208	1,853	—	323	208	2,176	2,384	935	01/03/2008	11	-	40
Bio-Life	Oshkosh, WI	1,722	293	1,705	—	146	293	1,851	2,144	828	01/03/2008	10	-	40
Bio-Life	Sheboygan, WI	1,965	623	1,611	—	248	623	1,859	2,482	811	01/03/2008	10	-	40
Bio-Life	Stevens Point, WI	1,879	119	2,184	—	123	119	2,307	2,426	996	01/03/2008	9	-	40
Total		$15,301	$2,859	$18,599	$292	$2,521	$3,151	$21,120	$24,271	$9,116

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Amberwood	Grand Forks, ND	$2,274	$426	$3,304	$3	$331	$429	$3,635	$4,064	$643	09/13/2016	20	-	40
Arbor I/400	Bismarck, ND	335	73	516	4	65	77	581	658	158	06/04/2013		40
Arbor II/404	Bismarck, ND	342	73	538	6	43	79	581	660	143	11/01/2013		40
Arbor III/406	Bismarck, ND	340	71	536	7	107	78	643	721	143	11/01/2013		40
Ashbury	Fargo, ND	2,214	314	3,774	26	25	340	3,799	4,139	674	12/19/2016		40
Auburn II	Fargo, ND	790	105	883	12	87	117	970	1,087	396	03/23/2007	20	-	40
Autumn Ridge	Grand Forks, ND	5,023	1,072	8,875	44	67	1,116	8,942	10,058	3,910	08/16/2004	9	-	40
Barrett Arms	Crookston, MN	690	37	1,001	—	177	37	1,178	1,215	271	01/02/2014		40
Bayview	Fargo, ND	2,179	284	3,447	59	2,020	343	5,467	5,810	1,628	12/31/2007	20	-	40
Belmont East and West	Bismarck, ND	708	167	1,424	2	8	169	1,432	1,601	138	03/1/2020	—	40	—
Berkshire	Fargo, ND	380	31	406	7	53	38	459	497	166	03/31/2008	20	-	40
Betty Ann	Fargo, ND	397	74	738	6	140	80	878	958	289	08/31/2009		40
Birchwood 1	Fargo, ND	220	72	342	4	42	76	384	460	56	12/01/2017		40
Birchwood 2	Fargo, ND	1,298	234	2,099	52	516	286	2,615	2,901	352	12/01/2017		40
Bradbury Apartments	Bismarck, ND	1,724	1,049	4,922	—	139	1,049	5,061	6,110	660	10/24/18		40
Briar Pointe	Fargo, ND	1,249	384	1,551	—	—	384	1,551	1,935	100	06/01/2021		40
Bridgeport	Fargo, ND	4,731	613	7,676	14	202	627	7,878	8,505	1,370	12/19/2016		40
Bristol Park	Grand Forks, ND	2,715	985	3,976	—	786	985	4,762	5,747	928	02/01/2016		40
Brookfield	Fargo, ND	1,887	228	1,958	30	318	258	2,276	2,534	819	08/01/2008	20	-	40
Brownstone	Fargo, ND	2,815	780	3,610	—	—	780	3,610	4,390	233	06/01/2021	—	40	—
Cambridge (FKA 44th Street)	Fargo, ND	1,563	333	1,845	4	237	337	2,082	2,419	533	02/06/2013		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(Dollar amounts in thousands)

Candlelight	Fargo, ND	1,483	613	1,221	(326)	589	287	1,810	2,097	457	11/30/2012		40
Carling Manor	Grand Forks, ND	477	69	656	1	61	70	717	787	268	03/31/2008		40
Carlton Place	Fargo, ND	5,629	703	7,070	96	736	799	7,806	8,605	2,773	09/01/2008	20	-	40
Carr	Fargo, ND	567	66	759	4	41	70	800	870	136	01/17/2017		40
Cedars 4	Fargo, ND	—	134	1,068	—	29	134	1,097	1,231	138	12/31/18		40
Chandler 1802	Grand Forks, ND	585	133	1,114	—	108	133	1,222	1,355	287	01/02/2014		40
Chandler 1834	Grand Forks, ND	382	112	552	—	51	112	603	715	76	9/1/18		40
Chandler 1866	Grand Forks, ND	303	31	270	—	59	31	329	360	139	01/03/2005	20	-	40
Chandler 1898	Grand Forks, ND	—	114	357	1	89	115	446	561	11	12/1/22
Cherry Creek (FKA Village)	Grand Forks, ND	—	173	1,435	1	459	174	1,894	2,068	578	11/01/2008		40
Cityside Apartments	Fargo, ND	647	192	1,129	6	62	198	1,191	1,389	160	11/30/18		40
Columbia Park Village I	Grand Forks, ND	281	102	546	—	—	102	546	648	55	01/31/2020	—	40	—
Columbia West	Grand Forks, ND	2,221	294	3,367	1	591	295	3,958	4,253	1,399	09/01/2008	20	-	40
Country Club	Fargo, ND	964	252	1,252	2	240	254	1,492	1,746	449	05/02/2011	20	-	40
Countryside	Fargo, ND	569	135	677	—	68	135	745	880	222	05/02/2011		40
Courtyard	St. Louis Park, MN	2,648	2,270	5,681	—	794	2,270	6,475	8,745	1,632	09/03/2013	5	-	40
Dakota Manor	Fargo, ND	1,308	249	2,236	20	228	269	2,464	2,733	546	08/07/2014		40
Danbury	Fargo, ND	4,427	381	5,869	211	827	592	6,696	7,288	2,493	12/31/2007	20	-	40
Dellwood Estates	Anoka, MN	5,904	844	9,924	—	861	844	10,785	11,629	2,742	05/31/2013		40
Deer Park	Hutchinson, MN	8,613	1,784	12,408	—	184	1,784	12,592	14,376	596	2/28/22
Desoto Estates	Grand Forks, ND	4,070	955	4,869	—	—	955	4,869	5,824	203	5/31/22
Desoto Townhomes	Grand Forks, ND	1,556	464	2,767	—	—	464	2,767	3,231	115	5/31/22
Diamond Bend	Mandan, ND	6,690	722	9,789	27	—	749	9,789	10,538	388	6/10/22
Eagle Run	West Fargo, ND	3,531	576	5,657	381	257	957	5,914	6,871	1,930	08/12/2010		40
Eagle Sky I	Bismarck, ND	—	115	1,292	—	104	115	1,396	1,511	283	03/01/2016		40
Eagle Sky II	Bismarck, ND	—	135	1,279	—	173	135	1,452	1,587	282	03/01/2016		40
East Bridge	Fargo, ND	3,049	792	5,396	1	301	793	5,697	6,490	914	07/03/2017		40
Eastbrook	Bismarck, ND	609	145	1,233	—	—	145	1,233	1,378	118	01/31/2020	—	40	—
Echo Manor	Hutchinson, MN	869	141	875	—	118	141	993	1,134	243	01/02/2014	20	-	40
Emerald Court	Fargo, ND	—	66	830	11	180	77	1,010	1,087	366	03/31/2008	20	-	40
Essex	Fargo, ND	503	212	642	—	77	212	719	931	116	06/01/2017		40
Evergreen Terrace	Omaha, NE	4,883	820	7,573	—	477	820	8,050	8,870	604	12/17/20	—	40	—
Fairview	Bismarck, ND	2,401	267	3,978	39	918	306	4,896	5,202	1,651	12/31/2008	20	-	40
Flagstone	Fargo, ND	4,977	1,535	6,258	—	—	1,535	6,258	7,793	404	06/01/2021	—	40	—
Flickertail	Fargo, ND	5,957	426	5,590	76	1,674	502	7,264	7,766	2,343	12/31/2008		40
Forest Avenue	Fargo, ND	310	61	637	8	64	69	701	770	184	02/06/2013		40
Foxtail Creek Townhomes	Fargo, ND	—	267	1,221	—	—	267	1,221	1,488	102	09/15/2020	—	40	—
Galleria III	Fargo, ND	640	118	681	2	335	120	1,016	1,136	261	11/09/2010		40
Garden Grove	Bismarck, ND	3,983	606	6,073	—	168	606	6,241	6,847	1,207	05/04/2016	5	-	40
Georgetown on the River	Fridley, MN	16,046	4,620	23,792	8	6,350	4,628	30,142	34,770	6,178	12/19/2014	5	-	40
Glen Pond	Eagan, MN	34,765	3,761	20,569	38	1,031	3,799	21,600	25,399	6,386	12/02/2011	20	-	40
Glen Pond Addition	Eagan, MN	5,931	876	15,408	—	—	876	15,408	16,284	1,284	09/30/2020	—	40	—
Granger Court I	Fargo, ND	1,820	279	1,926	25	439	304	2,365	2,669	539	06/04/2013	20	-	40
Hannifin	Bismarck, ND	385	81	607	5	110	86	717	803	164	11/01/2013		40
Harrison and Richfield	Grand Forks, ND	—	756	6,346	7	587	763	6,933	7,696	2,748	07/01/2007	5	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(Dollar amounts in thousands)

Hartford Apartments	Fargo, ND	808	154	1,233	—	14	154	1,247	1,401	163	10/1/18		40
Hawn	Fargo, ND	1,444	280	2,277	—	244	280	2,521	2,801	219	03/01/2020	—	40	—
Highland Meadows	Bismarck, ND	5,338	1,532	8,513	—	675	1,532	9,188	10,720	1,504	05/01/2017	5	-	40
Hunters Run I	Fargo, ND	457	50	419	5	(2)	55	417	472	174	03/23/2007		40
Hunters Run II	Fargo, ND	403	44	441	2	—	46	441	487	171	07/01/2008		40
Huntington	Fargo, ND	297	86	309	4	15	90	324	414	68	08/04/2015		40
Islander	Fargo, ND	700	98	884	49	326	147	1,210	1,357	300	07/01/2011		40
Jadestone	Fargo, ND	477	212	554	—	136	212	690	902	108	06/01/2017		40
Kennedy	Fargo, ND	338	84	588	7	91	91	679	770	179	02/06/2013	20	-	40
Library Lane	Grand Forks, ND	1,938	301	2,332	20	189	321	2,521	2,842	1,002	10/01/2007	20	-	40
Madison	Grand Forks, ND	260	95	497	—	111	95	608	703	117	09/01/2015		40
Maple Ridge	Omaha, NE	7,583	766	5,608	59	3,715	825	9,323	10,148	2,828	08/01/2008	20	-	40
Maplewood	Maplewood, MN	8,310	3,120	11,655	7	2,970	3,127	14,625	17,752	2,900	12/19/2014	5	-	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	Fargo, ND	4,049	783	5,839	1	670	784	6,509	7,293	2,064	01/01/2009	20	-	40
Martha Alice	Fargo, ND	397	74	738	6	183	80	921	1,001	303	08/31/2009	20	-	40
Mayfair	Grand Forks, ND	—	80	1,043	5	123	85	1,166	1,251	423	07/01/2008	20	-	40
Monticello	Fargo, ND	510	60	752	8	111	68	863	931	206	11/08/2013	20	-	40
Montreal Courts	Little Canada, MN	26,661	5,809	19,565	15	3,618	5,824	23,183	29,007	5,552	10/02/2013	5	-	40
Morningside Apartments	Fargo, ND	439	85	673	—	42	85	715	800	89	11/30/18		40
Newgate	Bismarck, ND	1,467	538	1,755	19	30	557	1,785	2,342	59	9/13/22
Oak Court	Fargo, ND	2,422	270	2,210	29	436	299	2,646	2,945	966	04/30/2008	28	-	40
Oakview Townhomes	Grand Forks, ND	3,353	822	4,698	—	471	822	5,169	5,991	899	01/11/2017		40
Oxford	Fargo, ND	6,504	1,655	8,563	—	—	1,655	8,563	10,218	535	07/01/2021		40
Pacific Park I	Fargo, ND	503	95	777	3	130	98	907	1,005	227	02/06/2013		40
Pacific Park II	Fargo, ND	431	111	865	4	140	115	1,005	1,120	250	02/06/2013		40
Pacific South	Fargo, ND	266	58	459	2	56	60	515	575	126	02/06/2013		40
Park Circle	Fargo, ND	523	196	716	7	17	203	733	936	121	06/01/2017		40
Parkview Arms	Bismarck, ND	—	373	3,845	—	365	373	4,210	4,583	889	05/13/2015	5	-	40
Parkwest Gardens	West Fargo, ND	2,815	713	5,712	39	1,450	752	7,162	7,914	1,578	06/30/2014	20	-	40
Parkwood	Fargo, ND	—	126	1,143	14	203	140	1,346	1,486	438	08/01/2008		40
Pebble Creek	Bismarck, ND	—	260	2,302	31	(62)	291	2,240	2,531	825	03/19/2008	20	-	40
Pinehurst	Fargo, ND	9,461	2,368	12,614	—	—	2,368	12,614	14,982	788	07/01/2021	—	40	—
Plumtree	Fargo, ND	502	100	782	—	29	100	811	911	135	05/01/2017		40
Prairiewood Courts	Fargo, ND	—	308	1,730	28	203	336	1,933	2,269	773	09/01/2006	20	-	40
Prairiewood Meadows	Fargo, ND	3,675	736	761	11	3,211	747	3,972	4,719	302	09/30/2012		40
Cobalt Apartments	Fort Worth, TX	27,500	5,451	46,811	—	—	5,451	46,811	52,262	1,268	12/29/22
Quail Creek	Springfield, MO	4,967	1,529	7,396	—	1,656	1,529	9,052	10,581	1,763	02/03/2015	5	-	40
Robinwood	Coon Rapids, MN	4,011	1,380	6,133	—	711	1,380	6,844	8,224	1,509	12/19/2014		40
Rosedale Estates	Roseville, MN	13,501	4,680	20,591	—	1,016	4,680	21,607	26,287	4,831	12/19/2014	5	-	40
Rosegate	Fargo, ND	2,798	251	2,978	49	132	300	3,110	3,410	1,214	04/30/2008	20	-	40
Rosser	Bismarck, ND	656	156	1,216	—	109	156	1,325	1,481	122	03/01/2020	—	40	—
Roughrider	Grand Forks, ND	357	100	448	—	117	100	565	665	107	08/01/2016	5	-	40
Saddlebrook	West Fargo, ND	1,252	148	1,262	203	105	351	1,367	1,718	497	12/31/2008		40
Sage Park	New Brighton, MN	9,039	2,520	13,985	—	1,176	2,520	15,161	17,681	3,419	12/19/2014	5	-	40
Sargent	Fargo, ND	905	164	1,529	4	17	168	1,546	1,714	272	01/10/2017		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(Dollar amounts in thousands)

Schrock	Fargo, ND	408	71	626	3	66	74	692	766	170	06/04/2013		40
Sheridan Pointe	Fargo, ND	1,914	292	2,387	21	96	313	2,483	2,796	608	10/01/2013		40
Sierra Ridge	Bismarck, ND	6,365	754	8,795	151	917	905	9,712	10,617	3,233	09/01/2006		40
Somerset	Fargo, ND	—	300	3,400	43	189	343	3,589	3,932	1,324	07/01/2008		40
Southgate	Fargo, ND	4,632	803	5,267	20	64	823	5,331	6,154	2,149	07/01/2007	20	-	40
Southview III	Grand Forks, ND	—	99	522	3	116	102	638	740	186	08/01/2011		40
Southview Villages	Fargo, ND	2,297	268	2,483	16	715	284	3,198	3,482	1,099	10/01/2007	20	-	40
Spring	Fargo, ND	410	76	822	75	24	151	846	997	232	02/06/2013	20	-	40
Stanford Court	Grand Forks, ND	—	291	3,854	—	630	291	4,484	4,775	1,107	02/06/2013	20	-	40
Stonefield-Phase I	Bismarck, ND	7,212	2,804	10,043	227	802	3,031	10,845	13,876	2,337	08/01/2014	20	-	40
Stonefield-Phase II	Bismarck, ND	4,667	1,201	3,678	486	5,754	1,687	9,432	11,119	1,581	10/23/2014		40
Stonefield-Phase III	Bismarck, ND	—	1,079	—	238	—	1,317	—	1,317	—	10/23/2014		n/a
Stonybrook	Omaha, NE	5,867	1,439	8,003	—	1,586	1,439	9,589	11,028	3,335	01/20/2009	20	-	40
Summerfield	Fargo, ND	450	129	599	6	82	135	681	816	138	08/04/2015		40
Summit Point	Fargo, ND	3,161	681	5,434	22	450	703	5,884	6,587	1,169	10/01/2015	20	-	40
Sunchase	Fargo, ND	984	181	1,563	14	86	195	1,649	1,844	276	05/01/2017		40
Sunset Ridge	Bismarck, ND	10,516	1,759	9,529	36	146	1,795	9,675	11,470	3,468	06/06/2008	9	-	40
Sunview	Grand Forks, ND	—	144	1,578	3	241	147	1,819	1,966	634	12/31/2008	20	-	40
Sunwood	Fargo, ND	2,716	358	3,252	38	589	396	3,841	4,237	1,401	07/01/2007	20	-	40
Thunder Creek	Fargo, ND	2,567	633	4,063	1	634	634	4,697	5,331	649	03/1/2018	25	-	40
Twin Oaks	Hutchinson, MN	5,012	816	3,245	—	156	816	3,401	4,217	778	10/01/2014		40
Twin Parks	Fargo, ND	1,820	119	2,072	43	227	162	2,299	2,461	815	10/01/2008	20	-	40
Valley Homes Duplexes	Grand Forks, ND	953	356	1,668	—	431	356	2,099	2,455	446	01/22/2015		40
Valley View	Golden Valley, MN	3,987	1,190	6,076	—	468	1,190	6,544	7,734	1,439	12/19/2014	5	-	40
Village Park	Fargo, ND	573	219	1,852	51	80	270	1,932	2,202	745	04/30/2008		40
Village West	Fargo, ND	2,069	357	2,274	61	127	418	2,401	2,819	896	04/30/2008		40
Washington	Grand Forks, ND	329	74	592	—	76	74	668	742	125	05/04/2016		40
Westcourt	Fargo, ND	2,222	287	2,914	28	353	315	3,267	3,582	782	01/02/2014	5	-	40
West Oak	Fargo, ND	592	85	692	47	73	132	765	897	135	01/17/2017		40
Westside	Hawley, MN	435	59	360	—	116	59	476	535	139	02/01/2010		40
Westwind	Fargo, ND	532	49	455	1	95	50	550	600	222	04/30/2008	20	-	40
Westwood	Fargo, ND	2,865	597	6,341	91	849	688	7,190	7,878	2,558	06/05/2008	20	-	40
Willow Park	Fargo, ND	4,911	288	5,286	39	812	327	6,098	6,425	2,095	12/31/2008		40
Wolf Creek	Fargo, ND	2,888	1,082	4,210	—	28	1,082	4,238	5,320	427	01/12/2020	—	40	—
Woodland Pines	Omaha, NE	5,920	842	10,596	—	1,373	842	11,969	12,811	1,501	11/30/18		40
Total		$420,448	$93,455	$586,032	$3,320	$68,203	$96,775	$654,235	$751,010	$138,262

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Office			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bluemont Lakes Financial Center	Fargo, ND	$4,631	$635	$3,298	$87	$269	$722	$3,567	$4,289	$1,819	03/16/2004	3	-	40
Bell Plaza	Bloomington, MN	29,852	6,912	34,343	—	5,149	6,912	39,492	46,404	13,089	08/13/2015	3	-	40
Trustmark	Fargo, ND	6,746	2,089	4,718	14	6,545	2,103	11,263	13,366	1,276	08/28/2020	—	40	—
First International Bank & Trust	Moorhead, MN	—	210	642	5	1,046	215	1,688	1,903	244	05/13/2011	10	-	40
Four Points	Fargo, ND	—	70	1,238	11	175	81	1,413	1,494	567	10/18/2007	5	-	40
Gate City	Grand Forks, ND	—	382	893	1	955	383	1,848	2,231	465	03/31/2008		40
Goldmark Office Park	Fargo, ND	12,001	1,160	11,788	65	8,832	1,225	20,620	21,845	5,811	07/01/2007	1	-	40
Great American Bldg	Fargo, ND	1,018	511	1,290	22	447	533	1,737	2,270	803	02/01/2005	28	-	40
Midtown Plaza	Minot, ND	1,068	30	1,213	—	97	30	1,310	1,340	602	01/01/2004	5	-	40
Parkway office building (FKA Echelon)	Fargo, ND	1,572	278	1,491	42	82	320	1,573	1,893	654	05/15/2007	9	-	40
Wells Fargo Center	Duluth, MN	—	600	2,765	(115)	2,785	485	5,550	6,035	1,992	07/11/2007	4	-	40
Total		$56,888	$12,877	$63,679	$132	$26,382	$13,009	$90,061	$103,070	$27,322

Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
Retail	to company	to acquisition (a)	carried at close of period	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Dairy Queen	Apple Valley, MN	—	845	828	—	—	845	828	1,673	110	9/17/18	40
Dairy Queen	Dickinson, ND	—	329	658	1	—	330	658	988	197	01/19/2012	40
Dairy Queen	Moorhead, MN	—	243	787	2	—	245	787	1,032	249	05/13/2011	20
Family Dollar	Mandan, ND	—	167	649	—	54	167	703	870	216	12/14/2010	40
OReilly	Mandan, ND	—	115	449	—	27	115	476	591	150	12/14/2010	40
Walgreens	Alexandria, LA	—	1,090	2,973	—	—	1,090	2,973	4,063	1,043	12/18/2009	28	-	40
Walgreens	Batesville, AR	4,341	473	6,405	—	—	473	6,405	6,878	2,322	07/09/2009	40
Walgreens	Denver, CO	2,900	2,349	2,358	—	—	2,349	2,358	4,707	742	06/14/2011	40
Walgreens	Fayetteville, AR	3,245	636	4,732	—	—	636	4,732	5,368	1,715	07/09/2009	40
Walgreens	Laurel, MS	—	1,280	2,984	—	—	1,280	2,984	4,264	1,007	07/30/2010	40
Total	$10,486	$7,527	$22,823	$3	$81	$7,530	$22,904	$30,434	$7,751
Grand Totals	$520,162	$123,214	$707,168	$4,835	$97,093	$128,049	$804,261	$932,310	$186,816

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(Dollar amounts in thousands)

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.
(b)	The changes in total real estate investments for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Balance at January 1,	$971,148	$896,702	$845,288
Purchase of real estate investments	11,875	103,252	63,299
Sale and disposal of real estate investment	(11,485)	(26,960)	(8,184)
Property held for sale	(1,673)	—	1,578
Provision for asset impairment	—	(561)	—
Construction in progress not yet placed in service	939	(1,285)	(5,279)
Balance at December 31,	$970,804	$971,148	$896,702

(c)	The changes in accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Balance at January 1,	$194,849	$179,155	$160,575
Depreciation expense	23,257	22,161	20,917
Property held for sale	(110)	—	749
Sale and disposal of real estate investment	(3,412)	(6,467)	(3,086)
Balance at December 31,	$214,584	$194,849	$179,155

(d)	The aggregate cost of our real estate for federal income tax purposes is $745,494.

Exhibit Index

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit Description	with	Form	ending	Exhibit	Date
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002		10-12G		3.1	03/10/11
3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014		8-K		5.02	06/24/14
3.3	Amended and Restated Bylaws dated June 2, 2020		8-K		3.1	06/03/20
4.1	Sterling Third Amended and Restated Declaration of Trust dated June 23, 2016		8-K		4.1	06/29/16
4.2	Amended and Restated Share Redemption Plan effective January 1, 2021		8-K		10.1	09/29/21
4.3	Amended and Restated Unit Repurchase Plan effective January 1, 2021		8-K		10.2	09/29/21
4.4	Description of Registrant’s Securities		10-K	12/31/2019	4.11	03/13/20
10.1	Third Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated January 1, 2014		8-K		5.04	06/24/14
10.2	Amended and Restated Dividend Reinvestment Plan effective June 25, 2020		8-K		10.3	06/30/20
10.3	Amendment to Certificate of Limited Liability Partnership of Sterling Properties, LLLP dated August 1, 2014		8-K		5.03	06/24/14
10.4	Form of Secured Promissory Note (15-Year Note) dated as of December 19, 2014		8-K		10.3	12/23/14
10.5	Form of Secured Promissory Note (10-Year Note) dated as of December 19, 2014		8-K		10.4	12/23/14
10.6	Form of Mortgage, Security Agreement and Fixture Filing dated as of December 19, 2014		8-K		10.5	12/23/14
10.7	Form of Promissory Note dated as of December 19, 2014		8-K		10.6	12/23/14
10.8	Form of Mortgage dated as of December 19, 2014		8-K		10.7	12/23/14
10.9	Form of Commercial Security Agreement dated as of December 19, 2014		8-K		10.8	12/23/14
10.10	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan approved June 18, 2015		8-K		10.1	06/23/15
10.11	Form of Promissory Note dated as of August 13, 2015		8-K		10.2	08/18/15
10.12	Form of Mortgage, Security Agreement and Fixture Filing dated as of August 13, 2015		8-K		10.3	08/18/15
10.13	Amendment No. 1 to Amended and Restated Independent Trustee Stock Plan		8-K		99.3	04/04/18
10.14	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan dated March 25, 2021		8-K		10.1	03/31/21
10.15	Twelfth Amended and Restated Advisory Agreement, dated April 1, 2023		8-K		10.1	03/27/23
10.16	Bell Bank Promissory Note, dated December 29, 2022 between Bell Bank and Sterling Properties, LLLP, together with commercial Guaranty of Sterling Real Estate Trust, dated December 29, 2022		8-K		10.1	01/04/23
16.1	Letter of Baker Tilly US, LLP dated March 31, 2021 to the SEC regarding statements in Item 4.01(a)		8-K		16.1	03/31/21
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm - RSM, LLP	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Financial Officer	X
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X
101

The following materials from Sterling Real Estate Trust’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and; (v) Notes to Consolidated Financial Statements

		X
104	Cover Page Interactive Data File, formatted in IXBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2024

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth P. Regan (Kenneth P. Regan)	Chief Executive Officer and Trustee (Principal Executive Officer)	March 13, 2024

/s/ Damon K. Gleave (Damon K. Gleave)	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2024

/s/ Lance R. Wolf (Lance R. Wolf)	Chairman of the Board of Trustees	March 13, 2024

/s/ Ann L. Christenson (Ann L. Christenson)	Trustee	March 13, 2024

/s/ Timothy L. Haugen (Timothy L. Haugen)	Trustee	March 13, 2024

/s/ Timothy A. Hunt (Timothy A. Hunt)	Trustee	March 13, 2024

/s/ Michelle L. Korsmo (Michelle L. Korsmo)	Trustee	March 13, 2024

/s/ Mark T. Polovitz (Mark T. Polovitz)	Trustee	March 13, 2024

/s/ James S. Wieland (James S. Wieland)	Trustee	March 13, 2024