Form 10-Q
period 2024-03-31
Sterling Real Estate Trust
filed 2024-05-08
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2024
Common Shares of Beneficial Interest, $0.01 par value per share	11,419,367

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2024 (UNAUDITED) and December 31, 2023

	March 31,	December 31,
	2024	2023

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$128,006	$127,204
Building and improvements	837,780	835,551
Construction in progress	9,390	8,049
Real estate investments	975,176	970,804
Less accumulated depreciation	(219,795)	(214,584)
Real estate investments, net	755,381	756,220
Cash and cash equivalents	19,063	26,919
Restricted deposits	10,959	10,142
Investment in unconsolidated affiliates	25,209	26,601
Notes receivable	8,080	8,885
Assets held for sale	593	1,568
Lease intangible assets, less accumulated amortization	2,821	2,983
Other assets, net	22,037	21,515

Total Assets	$844,143	$854,833

LIABILITIES
Mortgage notes payable, net	$513,077	$518,119
Dividends payable	8,595	8,579
Tenant security deposits payable	7,414	7,104
Lease intangible liabilities, less accumulated amortization	434	470
Liabilities related to assets held for sale	290	2
Accrued expenses and other liabilities	14,225	19,239
Total Liabilities	544,035	553,513

COMMITMENTS and CONTINGENCIES - Note 13

SHAREHOLDERS' EQUITY
Beneficial interest	124,212	124,095
Noncontrolling interest
Operating partnership	160,410	163,308
Partially owned properties	2,607	2,555
Accumulated other comprehensive income	12,879	11,362
Total Shareholders' Equity	300,108	301,320

	$844,143	$854,833

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED March 31, 2024 and 2023 (UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$37,260	$35,180
Expenses
Expenses from rental operations
Operating expenses	16,323	18,122
Real estate taxes	4,159	3,799
Depreciation and amortization	5,909	6,552
Interest	5,356	5,355
	31,747	33,828
Administration of REIT	1,345	1,311
Total expenses	33,092	35,139
Income from operations	4,168	41

Other (loss) income
Equity in (losses) of unconsolidated affiliates	(734)	(1,136)
Other income	393	407
Gain on sale or conversion of real estate investments	815	—
Total other income	474	(729)
Net income	$4,642	$(688)
Net income (loss) attributable to noncontrolling interest:
Operating partnership	2,850	(408)
Partially owned properties	51	(40)
Net income (loss) attributable to Sterling Real Estate Trust	$1,741	$(240)

Net income (loss) attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.15	$(0.02)

Comprehensive income (loss):
Net income (loss)	$4,642	$(688)
Other comprehensive gain (loss) - change in fair value of interest rate swaps	1,517	(2,378)
Comprehensive income (loss):	6,159	(3,066)
Comprehensive income (loss) attributable to noncontrolling interest	3,843	(1,948)
Comprehensive income (loss) attributable to Sterling Real Estate Trust	$2,316	$(1,118)

Weighted average common shares outstanding, basic and diluted	11,339	10,952

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2024 and 2023 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2022	10,810	$159,003	$(35,007)	$123,996	$183,048	$2,640	$13,782	$323,466
Shares/units redeemed	(8)	(181)	—	(181)	(915)	—	—	(1,096)
Dividends and distributions declared	—	—	(3,147)	(3,147)	(5,373)	—	—	(8,520)
Dividends reinvested - stock dividend	90	1,962	—	1,962	—	—	—	1,962
Issuance of shares under optional purchase plan	56	1,291	—	1,291	—	—	—	1,291
Change in fair value of interest rate swaps	—	—	—	—	—	—	(2,378)	(2,378)
Net loss	—	—	(240)	(240)	(408)	(40)	—	(688)
BALANCE AT MARCH 31, 2023	10,948	$162,075	$(38,394)	$123,681	$176,352	$2,600	$11,404	$314,037

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2023	11,257	$ 168,977	($ 44,877)	$ 124,100	$ 163,303	$ 2,555	$ 11,362	$ 301,320
Shares/units redeemed	(51)	(1,108)	-	(1,108)	(410)	-	-	(1,518)
Dividends and distributions declared	-	-	(3,257)	(3,257)	(5,333)	-	-	(8,590)
Dividends reinvested - stock dividend	87	1,894	-	1,894	-	-	-	1,894
Issuance of shares under optional purchase plan	37	843	-	843	-	-	-	843
Change in fair value of interest rate swaps	-	-	-	-	-	-	1,517	1,517
Net income	-	-	1,740	1,740	2,850	52	-	4,642
BALANCE AT MARCH 31, 2024	11,330	$ 170,606	($ 46,394)	$ 124,212	$ 160,410	$ 2,607	$ 12,879	$ 300,108

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2024 and 2023 (UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
OPERATING ACTIVITIES
Net income (loss)	$4,642	$(688)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on sale of real estate investments	(815)	—
Change in fair value of securities	—	(109)
Equity in loss of unconsolidated affiliates	734	1,136
Allowance for uncollectible accounts receivable	96	(225)
Depreciation	5,698	5,801
Amortization	211	751
Amortization of debt issuance costs	151	153
Effects on operating cash flows due to changes in
Other assets	822	434
Tenant security deposits payable	326	201
Accrued expenses and other liabilities	(7,219)	(2,980)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,646	4,474
INVESTING ACTIVITIES
Proceeds from maturities of securities	—	19,369
Capital expenditures and tenant improvements	(4,043)	(1,782)
Proceeds from sale of real estate investments and non-real estate investments	2,223	—
Investment in unconsolidated affiliates	—	(2,261)
Distributions in excess of earnings received from unconsolidated affiliates	658	659
Notes receivable issued net of payments received	805	(1,341)
NET CASH (USED IN) PROVIDED BY PROVIDED BY INVESTING ACTIVITIES	(357)	14,644
FINANCING ACTIVITIES
Payments for financing, debt issuance	—	(158)
Principal payments on special assessments payable	(34)	—
Proceeds from issuance of mortgage notes payable	—	30,250
Principal payments on mortgage notes payable	(3,939)	(6,637)
Payments on lines of credit	—	(1,008)
Payments on notes payable	—	(26,500)
Proceeds from issuance of shares under optional purchase plan	843	1,291
Shares/units redeemed	(1,518)	(1,096)
Dividends/distributions paid	(6,680)	(6,531)
NET CASH USED IN FINANCING ACTIVITIES	(11,328)	(10,389)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(7,039)	8,729
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	37,061	12,580
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$30,022	$21,309

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$19,063	$12,064
Restricted deposits	10,959	9,245
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$30,022	$21,309

(Continued)

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2024 and 2023 (UNAUDITED) (Continued)

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$5,212	$5,061

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$1,899	$1,962
Dividends declared and not paid	3,257	3,147
UPREIT distributions declared and not paid	5,338	5,373
Increase in land improvements due to increase in special assessments payable	1,013	300
Unrealized gain (loss) on interest rate swaps	1,517	(2,378)
Capitalized interest and real estate taxes related to construction in progress	40	—

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

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

Sterling previously established an operating partnership (Sterling Properties, LLLP or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of March 31, 2024 and December 31, 2023, Sterling owned approximately 37.90% and 37.72%, respectively, of the Operating Partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three months ended March 31, 2024. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of March 31, 2024, the Trust owned approximately 37.90% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the redemptions plans, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

March 31, 2024 and 2023 (UNAUDITED)

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

Based on evaluation, there were no impairment losses during the three months ended March 31, 2024 and 2023.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2024 and December 31, 2023, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2018.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of March 31, 2024, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three months ended March 31, 2024 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2024 and 2023, Sterling’s denominators for the basic and diluted earnings per common share were approximately 11,339,000 and 10,952,000, respectively.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three months ended March 31, 2024 and 2023, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$32,154	$5,106	$37,260	$29,920	$5,260	$35,180
Expenses from rental operations	19,126	1,356	20,482	20,203	1,718	21,921
Net operating income	$13,028	$3,750	$16,778	$9,717	$3,542	$13,259
Depreciation and amortization			5,909			6,552
Interest			5,356			5,355
Administration of REIT			1,345			1,311
Other (loss) income			(474)			729
Net income (loss)			$4,642			$(688)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of March 31, 2024	Residential	Commercial	Total

	(in thousands)
Real estate investments	$794,205	$180,971	$975,176
Accumulated depreciation	(168,875)	(50,920)	(219,795)
Total real estate investments, net	$625,330	$130,051	$755,381
Lease intangible assets, less accumulated amortization	—	2,821	2,821
Cash and cash equivalents			19,063
Restricted deposits			10,959
Investment in unconsolidated affiliates			25,209
Notes receivable			8,080
Assets held for sale			593
Other assets, net			22,037
Total Assets			$844,143

As of December 31, 2023	Residential	Commercial	Total

	(in thousands)
Real estate investments	$789,249	$181,555	$970,804
Accumulated depreciation	(164,793)	(49,791)	(214,584)
Total real estate investments, net	$624,456	$131,764	$756,220
Lease intangible assets, less accumulated amortization	—	2,983	2,983
Cash and cash equivalents			26,919
Restricted deposits			10,142
Investment in securities			—
Investment in unconsolidated affiliates			26,601
Notes receivable			8,885
Assets held for sale			1,568
Other assets, net			21,515
Total Assets			$854,833

NOTE 4 – restricted deposits and funded reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of March 31,	As of December 31,
	2024	2023

	(in thousands)
Tenant security deposits	$7,226	$6,945
Real estate tax and insurance escrows	327	676
Replacement reserves	96	1,443
Other funded reserves	3,310	1,078
	$10,959	$10,142

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	March 31, 2024	December 31, 2023
Banner Building	2007	66.67%	$(489)	$(478)
Grand Forks INREIT, LLC	2003	50%	5,189	5,193
SE Savage, LLC	2019	60%	764	954
SE Maple Grove, LLC	2019	60%	567	735
SE Rogers, LLC	2020	60%	1,236	1,419
ST Oak Cliff, LLC	2021	70%	7,602	7,920
SE Brooklyn Park, LLC	2021	60%	1,392	1,748
ST Fossil Creek, LLC	2022	70%	8,948	9,110
			$25,209	$26,601

Banner Building - the operating partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at March 31, 2024 and December 31, 2023 of $6,677 and $6,724, respectively. The Trust is jointly and severally liable for the full mortgage balance.

Grand Forks INREIT, LLC - the operating partnership is a 50% owner of a tenant in common through 100% ownership in a limited liability company. The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at March 31, 2024 and December 31, 2023 of $8,885 and $8,948, respectively. The Trust is jointly and severally liable for the full mortgage balance.

SE Savage, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The property is encumbered by a first mortgage with a balance of $30,198 and $30,305 at March 31, 2024 and December 31, 2023, respectively. The Trust is jointly and severally liable for the full mortgage balance. Additionally, SE Savage, LLC has an outstanding Promissory Note with Sterling Properties, LLLP, for $124 and $468 as of March 31, 2024 and December 31, 2023, respectively and is an unsecured obligation of SE Savage, LLC. The note is included in Notes Receivable on the Consolidated Balance Sheet at March 31, 2024 and December 31, 2023.

SE Maple Grove, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is encumbered by a first mortgage with a balance at March 31, 2024 and December 31, 2023 of $24,515 and $24,633, respectively. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $3,428 and $3,643 at March 31, 2024 and December 31, 2023, respectively. The note is included in Notes Receivable on the Consolidated Balance Sheet at March 31, 2024 and December 31, 2023.

SE Rogers, LLC - the Operating Partnership owns a 60% interest in a limited liability company that is currently developing a multifamily property. The LLC holds land located in Rogers, Minnesota, with total assets of $30,265 and $30,576 at March 31, 2024 and December 31, 2023, respectively. The entity is encumbered by a first mortgage with a balance of $25,621 and $25,742 at March 31, 2024 and December 31, 2023, respectively. The Company is jointly and severally liable for the full mortgage balance. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance at March 31, 2024 and December 31, 2023 of $2,100 and $2,117, respectively. The note is included in Notes Receivable on the Consolidated Balance Sheet at March 31, 2024 and December 31, 2023.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

ST Oak Cliff, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. The entity holds land located in Dallas, Texas with total assets of $48,263 and $48,738 at March 31, 2024 and December 31, 2023, respectively. The entity is encumbered by a construction mortgage with a balance of $36,708 and $36,246 at March 31, 2024 and December 31, 2023, respectively. The Company is jointly and severally liable for the full mortgage balance.

SE Brooklyn Park, LLC - the Operating Partnership owns a 60% interest in a limited liability company, with an unrelated third party. The entity is located in Brooklyn Park, Minnesota, with total assets of $29,456 and $30,325 at March 31, 2024 and December 31, 2023, respectively. The entity is encumbered by a first mortgage with a balance of $24,592 at both March 31, 2024 and December 31, 2023. The Company is jointly and severally liable for the full mortgage balance. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,329 and $2,538 at March 31, 2024 and December 31, 2023, respectively. The note is included in Notes Receivable on the Consolidated Balance Sheet at March 31, 2024 and December 31, 2023.

ST Fossil Creek, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of March 31, 2024, the Operating Partnership has contributed $9,275 in cash to the entity. The entity holds land located in Fort Worth, Texas with total assets of $46,555 and $43,517 at March 31, 2024 and December 31, 2023, respectively. The entity is encumbered by a construction mortgage with a balance of $30,443 and $26,657 at March 31, 2024 and December 31, 2023, respectively.  The Company is jointly and severally liable for the full mortgage balance.

The following is a summary of the financial position of the unconsolidated affiliates at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023

	(in thousands)
ASSETS
Real estate investments	$264,500	$261,901
Accumulated depreciation	(28,652)	(26,191)
	235,848	235,710
Cash and cash equivalents	2,790	3,388
Restricted deposits	1,467	883
Intangible assets, less accumulated amortization	792	813
Other assets, net	512	780
Total Assets	$241,409	$241,574

LIABILITIES
Mortgage notes payable, net	$194,992	$191,890
Tenant security deposits payable	372	340
Accrued expenses and other liabilities	6,177	7,208
Total Liabilities	$201,541	$199,438
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$39,868	$42,136

Total liabilities and shareholders' equity	$241,409	$241,574

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of results of operations of the unconsolidated affiliates for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023

	(in thousands)
Income from rental operations	$5,799	$3,707
Expenses from rental operations	2,795	1,778
Net operating income	$3,004	$1,929
Depreciation and Amortization	2,482	2,492
Interest	1,627	1,344
Other expense	-	(85)
Net loss	$(1,105)	$(1,822)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of March 31, 2024	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$13,927	$(11,571)	$2,356
Above-market leases	1,413	(948)	465
	$15,340	$(12,519)	$2,821
Lease Intangible Liabilities
Below-market leases	$(2,315)	$1,881	$(434)

	Lease	Accumulated	Lease
As of December 31, 2023	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$13,927	$(11,434)	$2,493
Above-market leases	1,415	(925)	490
	$15,342	$(12,359)	$2,983
Lease Intangible Liabilities
Below-market leases	$(2,314)	$1,844	$(470)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2024	$480	$110
2025	641	147
2026	490	77
2027	381	38
2028	311	19
Thereafter	518	43
	$2,821	$434

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $5,000 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. The lines of credit are secured by specific properties. At March 31, 2024, the Bremer Bank line of credit had $9,915 available and unused under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. There was no balance outstanding on either line at March 31, 2024 and at December 31, 2023.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

NOTE 8 - NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	March 31,	December 31,
	2024	2023

	(in thousands)
Fixed rate mortgage notes payable (a)	$514,962	$520,155
Variable rate mortgage notes payable	-	-
Mortgage notes payable	514,962	520,155
Less unamortized debt issuance costs	1,885	2,036
	$513,077	$518,119
(a)	Includes $102,534 and $103,246 of variable rate mortgage debt that was swapped to a fixed rate at March 31, 2024 and December 31, 2023, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2024	$18,505
2025	51,964
2026	70,271
2027	77,973
2028	41,564
Thereafter	254,685
Total payments	$514,962

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

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

As of March 31, 2024, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. During the next 12 months, the Trust estimates that an additional $3,833 will be reclassified as a decrease to interest expense.

The following table summarizes the Trust’s interest rate swaps as of March 31, 2024, which effectively convert on month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,311	3.15%	November 1, 2029
November 1, 2019	$4,390	3.28%	November 1, 2029
January 10, 2020	$2,865	3.39%	January 10, 2030
December 2, 2020	$11,909	2.91%	December 2, 2027
July 1, 2021	$24,836	2.99%	July 1, 2031
November 10, 2021	$27,323	3.54%	August 1, 2029
December 1, 2021	$10,439	3.32%	December 1, 2031
August 15, 2022	$1,432	3.07%	June 15, 2030
August 15, 2022	$2,775	3.07%	June 15, 2030
August 15, 2022	$1,550	2.94%	June 15, 2030
August 15, 2022	$4,101	2.94%	June 15, 2030
May 10, 2023	$4,603	2.79%	June 10, 2030

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Interest rate swaps	12	12	$102,534	$103,246

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	March 31, 2024		December 31, 2023
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$12,879	Other assets, net	$11,362

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

March 31, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the quarters ended March 31, 2024 and 2023:

		Location of Gain
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2024		2024
Interest rate swaps	$(1,517)	Interest expense	$(1,029)
	2023		2023
Interest rate swaps	$2,378	Interest expense	$(765)

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of March 31, 2024, the termination value of derivatives in an asset position was $11,404. As of March 31, 2024, the Trust has pledged the properties related to the loans which are hedged as collateral.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2024		December 31, 2023
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Investments	$—	$—	$—	$—
Notes receivable	$8,080	$8,235	$8,885	$10,025
Derivative assets	$12,879	$12,879	$11,362	$11,362

Financial liabilities:
Mortgage notes payable	$514,962	$475,664	$520,155	$477,344

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

March 31, 2024 and 2023 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2024
Derivative assets	$—	$12,879	$—	$12,879

December 31, 2023
Derivative assets	$—	$11,362	$—	$11,362

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2024
Mortgage notes payable	$—	$—	$475,664	$475,664
Notes receivable	$—	$—	$8,235	$8,235
December 31, 2023
U.S. Treasury Bills	$—	$—	$—	$—
Mortgage notes payable	$—	$—	$477,344	$477,344
Notes receivable	$—	$—	$10,025	$10,025

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Mortgage notes payable:  The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used ranged from 5.90% to 6.20% at March 31, 2024 and ranged from 5.85% to 6.00% at December 31, 2023.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 7.25% at March 31, 2024 and December 31, 2023.

NOTE 11 – LEASES

As of March 31, 2024, we derived 86.3% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage, and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis. Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of March 31, 2024, we derived 13.7% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations, or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended March 31, 2024
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$30,855	$3,907	$34,762
Lease income related to variable lease payments	—	1,145	1,145
Other (a)	(220)	14	(206)
Lease Income (b)	$30,635	$5,066	$35,701

(a)	For the three months ended March 31, 2024, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended March 31, 2024 of $1,558, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Three months ended March 31, 2023
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$28,656	$3,943	$32,599
Lease income related to variable lease payments	—	1,197	1,197
Other (a)	(119)	96	(23)
Lease Income (b)	$28,537	$5,236	$33,773

(c)	For the three months ended March 31, 2023, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(d)	Excludes other rental income for the three months ended March 31, 2023 of $1,407, respectively, which is accounted for under the revenue recognition standard.

As of March 31, 2024, non-cancelable commercial operating leases provide for future minimum rental income as follows. Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2024 (April 1, 2024 - December 31, 2024)	$13,627
2025	15,121
2026	14,363
2027	12,911
2028	11,908
Thereafter	35,640
$103,570

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

March 31, 2024 and 2023 (UNAUDITED)

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

Property Management Fee

During the three months ended March 31, 2024 and 2023, we paid fees to GOLDMARK Property Management, Inc. related to the management of properties, on-site staff costs and other miscellaneous fees required to run the property of $4,166 and $3,633, respectively. Management fees paid the three months ended March 31, 2024 and 2023 approximated 5% of net collected rents. In addition, during the three months ended March 31, 2024 and 2023, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $2,285 and $2,261, respectively.

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and Executive Officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be and was received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 21, 2024 and is effective until March 31, 2025.

The below table summarizes the fees incurred to our Advisor.

	Three Months ended March 31,
	2024	2023

	(in thousands)
Fee:
Advisory	$943	$955
Acquisition	$-	$-
Disposition	$84	$-
Financing	$-	$44
Project Management	$117	$195

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees payable to our Advisor.

	Payable at
	March 31,	March 31,
	2024	2023

	(in thousands)
Fee:
Advisory	$5	$336
Acquisition	$-	$-
Development	$-	$-
Disposition	$-	$7
Project Management	$-	$12

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended March 31, 2024 and 2023, there were no Operating Partnership units issued.

Commissions

During the three months ended March 31, 2024 and 2023, there were no real estate commissions paid to GOLDMARK Commercial Real Estate. As of March 31, 2024 and December 31, 2023, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

During the three months ended March 31, 2024 and 2023, there were no commission paid to GOLDMARK Property Management. As of March 31, 2024 and December 31, 2023, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

Rental Income

the three months ended March 31, 2024 and 2023, we received rental income of $69 and $67, respectively, under an operating lease agreement with GOLDMARK Property Management, Inc.

During the three months ended March 31, 2024 and 2023, we received rental income of $33 and $33, respectively, under operating lease agreements with our Advisor.

During the three months ended March 31, 2024 and 2023, we received rental income of $283 and $225, respectively, under an operating lease agreement with Bell Bank.

Other operational activity

During the three months ended March 31, 2024 and 2023, the Trust incurred $81 and $33, respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. At March 31, 2024 and December 31, 2023, operational outstanding liabilities were $2 and $ - , respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Debt Financing

At March 31, 2024 and December 31, 2023, the Trust had $59,682 and $63,543, respectively, of outstanding principal on loans entered into with Bell Bank. During the three months ended March 31, 2024 and 2023, the Trust incurred interest expense on debt held with Bell Bank of $580 and $620, respectively. Accrued interest as of March 31, 2024, and December 31, 2023, related to this debt was $130 and $128, respectively.

Mezzanine Financing

The trust offers mezzanine financing to joint ventures, see note 5 for investment in unconsolidated affiliates. At March 31, 2024, and December 31, 2023, Sterling issued $7,980 and $8,766 respectively, in second mortgage financing to related entries.

During the three months ended March 31, 2024 and 2023, the trust earned interest income of $151 and $147 respectively, related to the second mortgage financing.

Insurance Services

The trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial segment as well as Director and Officer general and liability coverage. As of March 31, 2024, and December 31, 2023, total premiums incurred for this policy were $76 and $165. As of March 31, 2023, total premiums incurred for this policy was $84.

Development Arrangements

During the three months ended March 31, 2024 and 2023, no development fees were paid to Trumont Group. At March 31, 2024,  and December 31, 2023, the Trust had no costs owed for development fees to Trumont Group.

During the three months ended March 31, 2024 and 2023, the Trust incurred $35 and $113 respectively, in construction fees to Trumont Construction. At March 31, 2024, no construction fees costs were owed. At December 31, 2023, the Trust owed $37 for construction fees to Trumont Construction.

During the three months ended March 31, 2024 and 2023, the Trust incurred $84 and $95 respectively, in general construction costs to Trumont Construction. At March 31, 2024, and December 31, 2023, no general construction costs were owed to Trumont Construction.

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

March 31, 2024 and 2023 (UNAUDITED)

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

NOTE 14 – DISPOSITIONS

During the three months ended March 31, 2024, the Trust disposed of three properties.  One property located in Apple Valley, Minnesota was disposed of for $1,607 with a recognized loss of $68.  One property located in Fargo, North Dakota was disposed of for $900 with a recognized gain of $489.  One property located in Hawley, Minnesota was disposed of for $837 with a recognized gain of $394. During the three months ended March 31, 2023, the Trust did not dispose of any properties.

NOTE 15 – ACQUISITIONS

The Trust had no acquisitions during the three months ended March 31, 2024 and 2023.

NOTE 16 - SUBSEQUENT EVENTS

On April 3, 2024, the Trust disposed of a residential property located in Grand Forks, North Dakota for $675.

On April 15, 2024, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on March 31, 2024.

On April 15, 2024, the Trust acquired a residential property located in Fargo, North Dakota for $44,400.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Please see “Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for more information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling,” “the “Trust” or the “Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002. Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation. Our real estate portfolio consisted of 180 properties containing 11,302 apartment units and approximately 1,471,000 square feet of leasable commercial space as of March 31, 2024. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $755,381, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value for impairment of investment properties. Based on evaluation, there were no impairment losses during the three months ended March 31, 2024 and 2023.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the three months ended March 31, 2024 included elsewhere in this report.

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

Principal Business Activity

Sterling currently directly owns 180 properties. The Trust’s 141 residential properties are located in North Dakota, Minnesota, Missouri, Nebraska, and Texas and are principally multifamily apartment buildings. The Trust owns 39 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, and Wisconsin. The commercial properties include retail, office, industrial, and medical properties. The Trust’s mix of properties is 79.5% residential and 20.5% commercial (based on cost) with a total carrying value of $755,381 at March 31, 2024. Currently our focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

The following table represents the number of properties the Trust owns in each state as of March 31, 2024

Residential Property	Location	No. of Properties	Units
	North Dakota	121	7,188
	Minnesota	14	3,041
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		141	11,302

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	20	776,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	36,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	6	490,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		39	1,471,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $2,080 or 6.9% for the three months ended March 31, 2024, compared to the same three month-period in 2023.
●	Declared and paid dividends aggregating $0.2875 per common share for the three months ending March 31, 2024.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$32,154	$5,106	$37,260	$29,920	$5,260	$35,180
Real Estate Expenses
Real Estate Taxes	3,648	511	4,159	3,239	560	3,799
Property Management	4,434	192	4,626	3,875	205	4,080
Utilities	3,240	237	3,477	3,886	326	4,212
Repairs and Maintenance	6,243	377	6,620	8,161	604	8,765
Insurance	1,561	39	1,600	1,042	23	1,065
Total Real Estate Expenses	19,126	1,356	20,482	20,203	1,718	21,921
Net Operating Income	$13,028	$3,750	16,778	$9,717	$3,542	13,259
Interest			5,356			5,355
Depreciation and amortization			5,909			6,552
Administration of REIT			1,345			1,311
Loss on impairment of property			—			—
Other (loss) income			(474)			729
Income from continuing operations			4,642			(688)
Discontinued operations			—			—
Net Income (Loss)			$4,642			$(688)

Net (Loss) Income Attributed to:
Noncontrolling Interest			$2,901			$(448)
Sterling Real Estate Trust			$1,741			$(240)
Dividends per share (1)			$0.2875			$0.2875
Earnings per share			$0.1500			$(0.0200)
Weighted average number of common shares			11,339			10,952
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $37,260 for the three months ended March 31, 2024 increased $2,080 or 5.9% in comparison to the same period in 2023. Residential property revenues increased $2,234 and commercial property revenues decreased $154.

The following table illustrates changes in occupancy for the three-month periods indicated:

	March 31,	March 31,
	2024	2023
Residential occupancy	92.1%	90.4%
Commercial occupancy	90.6%	88.4%

Residential revenues for the three months ended March 31, 2024 increased $2,234 or 7.5% in comparison to the same period for 2023. The increase is due to increased rent charges at our properties and a decrease in vacancy. Residential revenues comprised 86.3% of total revenues for the three months ended March 31, 2024 compared to 85.0% of total revenues for the three months ended March 31, 2023. The residential occupancy rates for the three months ended March 31, 2024 decreased 1.7% primarily due to increased vacancy.

For the three months ended March 31, 2024, total commercial revenues decreased $154 or 2.9% in comparison to the same period for 2023. The decrease was primarily attributed to the disposition of two commercial real estate investments in 2023. These properties account for $161 of decreased commercial rent during the three months ended March 31, 2024. The commercial occupancy rates for the three months ended March 31, 2024 decreased 2.4%.

Expenses

Residential expenses from operations of $19,126 during the three months ended March 31, 2024 decreased $1,077 or 5.3% in comparison to the same period in 2023. The decrease is attributed to a decrease in repairs and maintenance expenses of $1,918 or 23.5%. Increased project and upgrade costs in 2023 are from deferred projects in previous years, due to Covid restrictions. This is offset by an increase in real estate taxes for $409, or 12.6% due to an overall increase across the portfolio, along with an increase in property management fees of $559 or 14.4% during the three months ended March 31, 2024.

Commercial expenses from operations of $1,356 during the three months ended March 31, 2024 decreased $361 or 21.0% in comparison to the same period in 2023. The decrease is attributed to a decrease in repairs and maintenance for $227, or 37.5%, and utilities for $88 or 27.1%. This is due to a decrease in snow removal expenses, natural gas, and electricity for the three months ended March 31, 2024 in comparison to the same period in  2023.

Interest expense of $5,356 during the three months ended March 31, 2024 remained the same in comparison to the same period in 2023. Interest expenses related to financing activities increased by $90 during the three months ended March 31, 2024 as compared to the same period in 2023. Interest expense notes payable decreased $72 during the three months ended March 31, 2024 due to the payoff of the Bell Bank promissory note at the beginning of 2023. During the three months ended March 31, 2024 interest expense was 14.4% of total revenues.

Depreciation and amortization expense of $5,909 during the three months ended March 31, 2024 decreased $643 or 9.8%. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended March 31, 2024 and 2023was 15.9% and 18.6%, respectively.

REIT administration expenses of $1,345 during the three months ended March 31, 2024 increased $34 or 2.6% compared to the same period in 2023. The increase is attributable to an increase in the amount of audit fees and the REIT advisory fee.

Other income of $473 for the three months ended March 31, 2024 increased $1,202 or 165.0% in comparison to the same period in 2023. The increase is attributed to realized gains on the sale of real estate investments of $815 in 2024.

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

Construction in progress as of March 31, 2024, consists primarily of construction at several residential properties located in North Dakota and Minnesota. The Rosedale Estates project is primarily related to a new parking structure and parking lot. Current expectations for the parking structure will be completed in the second quarter of 2024, and the current budget is approximately $2,099 of which $1,677 has been incurred and is included in construction in progress. The Parking Lot has a current budget of $5,032, of which $1,323 has been incurred and is included in construction in progress. Remaining construction in progress projects are primarily related to building and roof system, roof replacements on multiple residential properties, residential exterior window systems, and new deck systems on multiple residential properties.

The Trust has one on-going development through ventures in unconsolidated affiliates.

Kessler Apartments, currently being developed in Fort Worth, Texas, is expected to be completed in the third quarter of 2024 and the current project budget approximates $55,000 of which $44,167 has been incurred as March 31, 2024.

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

The following tables include calculations of FFO and the reconciliations to net income, the three months ended March 31, 2024 and 2023, respectively. We believe these calculations are the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended March 31, 2024		Three months ended March 31, 2023
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,741	11,339	$(240)	10,952

Add back:
Noncontrolling Interest - Operating Partnership Units	2,850	18,573	(408)	18,696
Depreciation & Amortization from continuing operations	5,767		6,552
Pro rata share of unconsolidated affiliate depreciation and amortization	1,522		1,484
Loss on impairment of real estate investments	—		—
Subtract:
Gain on sale of depreciable real estate	(815)		—
Funds from operations applicable to common shares and limited partnership units (FFO)	$11,065	29,912	$7,388	29,648

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

At March 31, 2024, our unrestricted cash resources consisted of cash and cash equivalents totaling approximately $19,063. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $57,398, which could potentially be used as collateral to secure additional financing in future periods.

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

During the three months ended March 31, 2024, we did not sell any common shares in private placements. During the three months ended March 31, 2024, we issued 87,000 and 37,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $2,742. During the three months ended March 31, 2023, we did not sell any common shares in private placements. During the three months ended March 31, 2023, we issued 90,000 and 56,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $3,253.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. No limited partnership units of the Operating Partnership were issued in relation to the acquisition of real estate investments the three months ended March 31, 2024 and 2023.

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

	Year ended
	March 31,
	2024	2023

	(in thousands)
Net cash flows provided by operating activities	$4,646	$4,474
Net cash flows (used in) provided by investing activities	$(357)	$14,644
Net cash flows (used in) financing activities	$(11,328)	$(10,389)

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

Net cash provided by operating activities was $4,635 and $4,474 the three months ended March 31, 2024 and 2023, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash provided by investing activities was $346 and used in investing activities was $14,644 for the three months ended March 31, 2024 and 2023, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the three months ended March 31, 2024 and 2023, cash flows used in investing activities related to the acquisition of properties and capital expenditures was $4,041 and $1,782, respectively. Cash outlays related to investments in unconsolidated affiliates was $ - and $2,261 during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, there were no proceeds from the maturity of securities. During the three months ended March 31, 2023, there were proceeds from the maturity of securities for $19,369. During the three months ended March 31, 2024, proceeds from sale of real estate investments were $815. There were no proceeds from the sale of real estate investments during the three months ended March 31, 2023.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs, and making principal payments on mortgage notes payable.

Net cash used in financing activities was $11,328 and provided by financing activities was $10,389 for the three months ended March 31, 2024 and 2023. During the three months ended March 31, 2024, we paid $6,680 in dividends and distributions, redeemed $1,518 of shares and units, received proceeds of $— from new mortgage notes, and made mortgage principal payments of $3,939. For the three months ended March 31, 2023, we paid $6,531 in dividends and distributions, redeemed $1,096 of shares and units, received proceeds of $30,250 from new mortgage notes, and made mortgage principal payments of $6,637.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2024 to March 31, 2024 totaling $3,257 or $0.2875 per share, of which $1,419 were cash dividends and $1,838 were reinvested under the dividend reinvestment plan. The cash dividends were paid from the $4,635 from our cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Year ended
	March 31,
	2024	2023

	(in thousands)
Cash flows provided by operations (net income of $4,642 and ($687), respectively)	$4,646	$4,474
Distributions in excess of earnings received from unconsolidated affiliates	658	659
Gain on sales of real estate and non-real estate investments	815	—
Dividends declared	(3,257)	(3,147)
Excess	$2,862	$1,986

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the three months ended March 31, 2024, we declared quarterly distributions totaling $5,338 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, 2024. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the three months ended March 31, 2023, we declared quarterly distributions totaling $5,373 to holders of limited partnership units in our Operating Partnership, which we paid on April 17, 2023. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the three months ended March 31, 2024, aggregate dividends and distributions of $3,257, are funded with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $11,065 for the three months ended March 31, 2023; therefore, we believe our dividend and distribution policy is sustainable over time. For the three months ended March 31, 2023, we paid aggregate dividends and distributions of $3,147 with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $7,388 as of the three months ended March 31, 2023. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the three months ended March 31, 2024, the Trust used 12 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $102,534 the three months ended March 31, 2024. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of March 31, 2024the Trust had $102,534 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim-Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and interim-Chief Financial Officer have concluded that, as of March 31, 2024, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described above, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended March 31, 2024.

Other Sales

During the three months ended March 31, 2024, we did not issue any common shares in exchange for limited partnership units of the Operating Partnership.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2024:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2024	31,000	3,000	$21.85	1,610,000	1,300,000	$8,937
February 1-29, 2024	14,000	8,000	$21.85	1,624,000	1,308,000	$8,452
March 1-31, 2024	5,000	8,000	$21.85	1,629,000	1,316,000	$8,170
Total	50,000	19,000

For the three months ended March 31, 2024, the Trust redeemed all shares or units for which we received redemption requests. In addition, for the three months ended March 31, 2024, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective January 1, 2022, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to a maximum amount of $55,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of March 31, 2024, was $8,170. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend, or suspend the redemption plan at any time if it determines to do so is in our best interest.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Title of Document

10.1	Thirteenth Amended and Restated Advisory Agreement, effective April 1, 2024 (incorporated by reference to Exhibit No. 10.1 to the Trust’s current report on Form 8-K filed April 18, 2024).

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline iXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Shareholders’ Equity for three months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:May 8, 2024

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Megan E. Schreiner
Megan E. Schreiner
Interim-Chief Financial Officer
(Principal Financial Officer)