Form 10-Q
period 2024-06-30
Sterling Real Estate Trust
filed 2024-08-13
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024

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

7

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2024
Common Shares of Beneficial Interest, $0.01 par value per share	11,409,414

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2024 (UNAUDITED) and December 31, 2023

	June 30,	December 31,
	2024	2023

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$139,969	$127,204
Building and improvements	937,683	835,551
Construction in progress	11,388	8,049
Real estate investments	1,089,040	970,804
Less accumulated depreciation	(224,765)	(214,584)
Real estate investments, net	864,275	756,220
Cash and cash equivalents	6,218	26,919
Restricted deposits	14,867	10,142
Investment in unconsolidated affiliates	23,969	26,601
Notes receivable	7,922	8,885
Assets held for sale	1,220	1,568
Lease intangible assets, less accumulated amortization	4,247	2,983
Other assets, net	27,273	21,515

Total Assets	$949,991	$854,833

LIABILITIES
Mortgage notes payable, net	$588,454	$518,119
Notes payable	8,500	—
Lines of credit	5,176	—
Dividends payable	8,643	8,579
Tenant security deposits payable	8,532	7,104
Lease intangible liabilities, less accumulated amortization	397	470
Liabilities related to assets held for sale	670	2
Accrued expenses and other liabilities	17,951	19,239
Total Liabilities	638,323	553,513

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Beneficial interest	122,862	124,095
Noncontrolling interest
Operating partnership	163,341	163,308
Partially owned properties	9,679	2,555
Accumulated other comprehensive income	15,786	11,362
Total Shareholders' Equity	311,668	301,320

	$949,991	$854,833

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME THREE AND SIX MONTHS ENDED June 30, 2024 and 2023 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$39,297	$35,550	$76,558	$70,730
Expenses
Expenses from rental operations
Operating expenses	15,969	16,352	32,292	34,473
Real estate taxes	4,769	3,804	8,928	7,604
Depreciation and amortization	7,033	6,484	12,942	13,036
Interest	5,522	5,331	10,878	10,687
	33,293	31,971	65,040	65,800
Administration of REIT	1,540	1,140	2,886	2,451
Total expenses	34,833	33,111	67,926	68,251
Income from operations	4,464	2,439	8,632	2,479

Other (loss) income
Equity in losses of unconsolidated affiliates	(679)	(736)	(1,413)	(1,872)
Other income	387	340	780	747
Gain on sale or conversion of real estate investments	2,014	2,596	2,828	2,597
Gain on involuntary conversion	1	90	—	90
Total other income	1,723	2,290	2,195	1,562
Net income	$6,187	$4,729	$10,827	$4,041
Net income attributable to noncontrolling interest:
Operating partnership	3,836	3,007	6,686	2,599
Partially owned properties	31	(49)	82	(89)
Net income attributable to Sterling Real Estate Trust	$2,320	$1,771	$4,059	$1,531

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.20	$0.16	$0.36	$0.14

Comprehensive income:
Net income	$6,187	$4,729	$10,827	$4,041
Other comprehensive gain - change in fair value of interest rate swaps	2,908	2,023	4,425	(355)
Comprehensive income:	9,095	6,752	15,252	3,686
Comprehensive income attributable to noncontrolling interest	5,680	4,227	9,522	2,286
Comprehensive income attributable to Sterling Real Estate Trust	$3,415	$2,525	$5,730	$1,400

Weighted average common shares outstanding, basic and diluted	11,357	11,039	11,348	10,996

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED June 30, 2024 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2023	11,257	$ 168,977	($ 44,877)	$ 124,100	$ 163,303	$ 2,555	$ 11,362	$ 301,320
Shares/units redeemed	(51)	(1,108)	-	(1,108)	(410)	-	-	(1,518)
Dividends and distributions declared	-	-	(3,257)	(3,257)	(5,333)	-	-	(8,590)
Dividends reinvested - stock dividend	87	1,894	-	1,894	-	-	-	1,894
Issuance of shares under optional purchase plan	37	843	-	843	-	-	-	843
Change in fair value of interest rate swaps	-	-	-	-	-	-	1,517	1,517
Net income	-	-	1,740	1,740	2,850	52	-	4,642
BALANCE AT MARCH 31, 2024	11,330	$ 170,606	($ 46,394)	$ 124,212	$ 160,410	$ 2,607	$ 12,879	$ 300,108
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	7,397	-	-	7,397
Shares/units redeemed	(132)	(2,886)	-	(2,886)	(2,910)	-	-	(5,796)
Dividends and distributions declared	-	-	(3,251)	(3,251)	(5,392)	-	-	(8,643)
Dividends reinvested - stock dividend	84	1,837	-	1,837	-	-	-	1,837
Issuance of shares under optional purchase plan	27	629	-	629	-	-	-	629
Contributions from consolidated real estate entity non controlling interest	-	-	-	-	-	7,041	-	7,041
Change in fair value of interest rate swaps	-	-	-	-	-	-	2,908	2,908
Net income	-	-	2,320	2,320	3,836	31	-	6,187
BALANCE AT JUNE 30, 2024	11,309	$ 170,186	($ 47,325)	$ 122,861	$ 163,341	$ 9,679	$ 15,787	$ 311,668

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2022	10,810	$ 159,003	($ 35,007)	$ 123,996	$ 183,048	$ 2,640	$ 13,782	$ 323,466
Shares/units redeemed	(8)	(181)	-	(181)	(915)	-	-	(1,096)
Dividends and distributions declared	—	-	(3,147)	(3,147)	(5,373)	-	-	(8,520)
Dividends reinvested - stock dividend	90	1,962	-	1,962	-	-	-	1,962
Issuance of shares under optional purchase plan	56	1,291	-	1,291	-	-	-	1,291
Change in fair value of interest rate swaps	—	-	-	-	-	-	(2,378)	(2,378)
Net loss	—	-	(240)	(240)	(408)	(40)	-	(688)
BALANCE AT MARCH 31, 2023	10,948	$ 162,075	($ 38,394)	$ 123,681	$ 176,352	$ 2,600	$ 11,404	$ 314,037
Shares/units redeemed	(45)	(978)	-	(978)	(1,884)	-	-	(2,862)
Dividends and distributions declared	-	-	(3,173)	(3,173)	(5,348)	-	-	(8,521)
Dividends reinvested - stock dividend	91	1,996	-	1,996	-	-	-	1,996
Issuance of shares under optional purchase plan	41	951	-	951	-	-	-	951
Change in fair value of interest rate swaps	-	-	-	-	-	-	2,023	2,023
Net income (loss)	-	-	1,771	1,771	3,007	(49)	-	4,729
BALANCE AT JUNE 30, 2023	11,035	$ 164,044	($ 39,796)	$ 124,248	$ 172,127	$ 2,551	$ 13,427	$ 312,353

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED June 30, 2024 and 2023 (UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
OPERATING ACTIVITIES
Net income	$10,827	$4,041
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Gain on sale of real estate investments	(2,828)	(2,596)
Gain on involuntary conversion	—	(90)
Change in fair value of securities	—	(228)
Equity in loss of unconsolidated affiliates	1,413	1,872
Allowance for uncollectible accounts receivable	12	98
Depreciation	11,844	11,704
Amortization	1,098	1,332
Amortization of debt issuance costs	3	293
Effects on operating cash flows due to changes in
Other assets	(1,566)	169
Tenant security deposits payable	1,134	586
Accrued expenses and other liabilities	(5,297)	(3,624)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,640	13,557
INVESTING ACTIVITIES
Gross purchase of securities	—	19,369
Purchase of real estate investment properties	(28,510)	—
Capital expenditures and tenant improvements	(8,463)	(4,741)
Proceeds from sale of real estate investments and non-real estate investments	8,947	5,082
Proceeds from involuntary conversion	—	111
Investment in unconsolidated affiliates	—	(2,546)
Distributions in excess of earnings received from unconsolidated affiliates	1,219	1,443
Notes receivable issued net of payments received	963	(1,706)
NET CASH (USED IN) PROVIDED BY PROVIDED BY INVESTING ACTIVITIES	(25,844)	17,012
FINANCING ACTIVITIES
Payments for financing, debt issuance	—	(158)
Principal payments on special assessments payable	(42)	(59)
Proceeds from issuance of mortgage notes payable	(152)	35,250
Principal payments on mortgage notes payable	(8,019)	(20,628)
Draws (payments) on lines of credit	5,176	(1,008)
Proceeds from contributions received from noncontrolling interest - partially owned properties	7,042	—
Draws (payments) on notes payable	8,500	(26,500)
Proceeds from issuance of shares under optional purchase plan	1,472	2,242
Shares/units redeemed	(7,314)	(3,958)
Dividends/distributions paid	(13,435)	(13,055)
NET CASH USED IN FINANCING ACTIVITIES	(6,772)	(27,874)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(15,976)	2,695
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	37,061	12,580
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$21,085	$15,275

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$6,218	$6,182
Restricted deposits	14,867	9,093
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$21,085	$15,275

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE SIX MONTHS ENDED June 30, 2024 and 2023 (UNAUDITED)

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$10,450	$10,290

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$3,732	$3,958
Dividends declared and not paid	3,252	3,173
UPREIT distributions declared and not paid	5,391	5,348
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	7,396	—
Assumed loans	80,774	—
Increase in land improvements due to increase in special assessments payable	1,013	300
Unrealized gain (loss) on interest rate swaps	4,425	(355)
Acquisition of assets through assumption of debt and liabilities	653	—
Capitalized interest and real estate taxes related to construction in progress	76	—

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP” or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of June 30, 2024 and December 31, 2023, Sterling owned approximately 37.63% and 37.72%, respectively, of the Operating Partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and six months ended June 30, 2024. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of June 30, 2024 the Trust owned approximately 37.63% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the individual’s respective redemption plan, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

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

During the third quarter of 2023, the Company completed a reassessment of the capitalization policy and determined that the Company would remove a stipulation for certain tangible assets to pass an additional percentage test of an amount of an entire property as well as add a new category related to Renovations and Improvement Projects that improve or extend the life of real estate assets.  This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective July 1, 2023.  The change on policy did not have a significant impact on depreciation expense.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

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

Based on our evaluation, there were no impairment losses during the three and six months ended June 30, 2024 and 2023.

Equity

The Amended and Restated Share Redemption Plan, effective June 20, 2024, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $75,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of June 30, 2024, was $22,374. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

The Trust may, at its sole discretion, acting for itself, or as General Partner of the Limited Partnership, redeem up to an aggregate of $75,000 of Shares and/or Units presented to the Trust or Limited Partnership for cash to the extent it has sufficient proceeds to do so and subject to the conditions and limitations set forth herein.  Any and all units redeemed by the Limited Partnership shall be canceled, and will have the status of authorized but unissued Units. Units acquired by the Limited Partnership through the Redemption Plan will not be reissued unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and other appropriate state securities laws or otherwise issued pursuant to exemptions from applicable registration requirements of such laws.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

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

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2024 and December 31, 2023 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2021.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of June 30, 2024 all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three and six months ended June 30, 2024 and 2023 and therefore, basic earnings per common share was equal to diluted earnings per common share for all periods presented.

For the six months ended June 30, 2024 and 2023, Sterling’s denominators for the basic and diluted earnings per common share were approximately 11,348,000 and 10,996,000, respectively.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six months ended June 30, 2024 and 2023, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

	Three months ended June 30, 2024			Three months ended June 30, 2023

	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$34,248	$5,049	$39,297	$30,574	$4,976	$35,550
Expenses from rental operations	19,355	1,383	20,738	18,730	1,426	20,156
Net operating income	$14,893	$3,666	$18,559	$11,844	$3,550	$15,394
Depreciation and amortization			7,033			6,484
Interest			5,522			5,331
Administration of REIT			1,540			1,140
Other income			(1,723)			(2,290)
Net income			$6,187			$4,729

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$66,403	$10,155	$76,558	$60,494	$10,236	$70,730
Expenses from rental operations	38,481	2,739	41,220	38,934	3,143	42,077
Net operating income	$27,922	$7,416	$35,338	$21,560	$7,093	$28,653
Depreciation and amortization			12,942			13,036
Interest			10,878			10,687
Administration of REIT			2,886			2,451
Other income			(2,195)			(1,562)
Net income (loss)			$10,827			$4,041

Segment Assets and Accumulated Depreciation

As of June 30, 2024	Residential	Commercial	Total

	(in thousands)
Real estate investments	$911,914	$177,126	$1,089,040
Accumulated depreciation	(173,529)	(51,236)	(224,765)
Total real estate investments, net	$738,385	$125,890	$864,275
Lease intangible assets, less accumulated amortization	1,584	2,663	4,247
Cash and cash equivalents			6,218
Restricted deposits			14,867
Investment in unconsolidated affiliates			23,969
Notes receivable			7,922
Assets held for sale			1,220
Other assets, net			27,273
Total Assets			$949,991

As of December 31, 2023	Residential	Commercial	Total

	(in thousands)
Real estate investments	$789,249	$181,555	$970,804
Accumulated depreciation	(164,793)	(49,791)	(214,584)
Total real estate investments, net	$624,456	$131,764	$756,220
Lease intangible assets, less accumulated amortization	—	2,983	2,983
Cash and cash equivalents			26,919
Restricted deposits			10,142
Investment in unconsolidated affiliates			26,601
Notes receivable			8,885
Assets held for sale			1,568
Other assets, net			21,515
Total Assets			$854,833

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – Restricted deposits and FUNDED reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of June 30,	As of December 31,
	2024	2023

	(in thousands)
Tenant security deposits	$8,015	$6,945
Real estate tax and insurance escrows	403	676
Replacement reserves	106	1,443
Other funded reserves	6,343	1,078
	$14,867	$10,142

NOTE 5 – Investment in unconsolidated affiliates

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	June 30, 2024	December 31, 2023
Banner Building	2007	66.67%	$(490)	$(478)
Grand Forks INREIT, LLC	2003	50%	5,262	5,193
SE Savage, LLC	2019	60%	579	954
SE Maple Grove, LLC	2019	60%	368	735
SE Rogers, LLC	2020	60%	1,122	1,419
ST Oak Cliff, LLC	2021	70%	7,258	7,920
SE Brooklyn Park, LLC	2021	60%	1,212	1,748
ST Fossil Creek, LLC	2022	70%	8,658	9,110
			$23,969	$26,601

Banner Building - the Operating Partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage with a balance at June 30, 2024 and December 31, 2023 of $6,630 and $6,724, respectively. The Trust is jointly and severally liable for the full mortgage balance.

Grand Forks INREIT, LLC - the Operating Partnership owns 50% interest as tenant in common through 100% ownership in a limited liability company.  The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with a balance at June 30, 2024 and December 31, 2023 of $8,822 and $8,948, respectively. The Trust is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

SE Savage, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The property is encumbered by a first mortgage with a balance of $30,090 and $30,305 at June 30, 2024, and December 31, 2023, respectively. The Trust is jointly and severally liable for the full mortgage balance. Additionally, SE Savage, LLC has an outstanding Promissory Note with Sterling Properties, LLLP, for $22 and $468 as of June 30, 2024 and December 31, 2023, respectively and is an unsecured obligation of SE Savage, LLC. The note is included in Notes Receivable on the Consolidated Balance Sheet at June 30, 2024 and December 31, 2023.

SE Maple Grove, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is encumbered by a first mortgage with a balance of $24,398 and $24,633 at June 30, 2024 and December 31, 2023 respectively. The Trust is jointly and severally liable for the full mortgage balance. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $3,428 and $3,643 at June 30, 2024 and December 31, 2023, respectively. The note is included in Notes Receivable on the Consolidated Balance Sheet at June 30, 2024 and December 31, 2023.

SE Rogers, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The LLC holds land located in Rogers, Minnesota, with total assets of $29,887 and $30,576 at June 30, 2024 and December 31, 2023, respectively. The entity is encumbered by a first mortgage with a balance of $25,500 and $25,742 at June 30, 2024 and December 31, 2023, respectively. The Trust is jointly and severally liable for the full mortgage balance. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,100 and $2,117 at June 30, 2024 and December 31, 2023, respectively. The note is included in Notes Receivable on the Consolidated Balance Sheet at June 30, 2024 and December 31, 2023.

ST Oak Cliff, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party a multifamily property. The entity holds land located in Dallas, Texas with total assets of $48,125 and $48,738 at June 30, 2024 and December 31, 2023, respectively. The entity is encumbered by a construction mortgage with a balance of $36,708 and $36,246 at June 30, 2024 and December 31, 2023, respectively. The is jointly and severally liable for the full mortgage balance.

SE Brooklyn Park, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Brooklyn Park, Minnesota, with total assets of $28,915 and $30,325 at June 30, 2024 and December 31, 2023, respectively. The entity is encumbered by a first mortgage with a balance of $24,471 and $24,592 at June 30, 2024 and December 31, 2023. The Trust is jointly and severally liable for the full mortgage balance. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,294 and $2,538 at June 30, 2024 and December 31, 2023, respectively. The note is included in Notes Receivable on the Consolidated Balance Sheet at June 30, 2024 and December 31, 2023.

ST Fossil Creek, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of June 30, 2024, the Operating Partnership has contributed $9,275 in cash to the entity. The entity holds land located in Fort Worth, Texas with total assets of $48,675 and $43,517 at June 30, 2024 and December 31, 2023, respectively. The entity is encumbered by a construction mortgage with a balance of $32,767 and $26,657 at June 30, 2024 and December 31, 2023, respectively.  The Trust is jointly and severally liable for the full mortgage balance.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023

	(in thousands)
ASSETS
Real estate investments	$268,073	$261,901
Accumulated depreciation	(31,330)	(26,191)
	236,743	235,710
Cash and cash equivalents	1,937	3,388
Restricted deposits	901	883
Intangible assets, less accumulated amortization	781	813
Other assets, net	1,026	780
Total Assets	$241,388	$241,574

LIABILITIES
Mortgage notes payable, net	$196,701	$191,890
Tenant security deposits payable	402	340
Accrued expenses and other liabilities	6,289	7,208
Total Liabilities	$203,392	$199,438
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$37,996	$42,136

Total liabilities and shareholders' equity	$241,388	$241,574

The following is a summary of results of operations of the unconsolidated affiliates for the three and six months ended June 30, 2024

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Income from rental operations	$6,213	$4,633	$12,012	$8,340
Expenses from rental operations	2,879	1,717	5,673	3,495
Net operating income	$3,334	$2,916	$6,339	$4,845
Depreciation and Amortization	2,699	2,441	5,181	4,933
Interest	1,611	1,448	3,239	2,792
Other expense	-	98	-	13
Net loss	$(976)	$(1,071)	$(2,081)	$(2,893)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2024	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,188	$(12,386)	$3,802
Above-market leases	1,415	(970)	445
	$17,603	$(13,356)	$4,247
Lease Intangible Liabilities
Below-market leases	$(2,314)	$1,917	$(397)

	Lease	Accumulated	Lease
As of December 31, 2023	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$13,927	$(11,434)	$2,493
Above-market leases	1,415	(925)	490
	$15,342	$(12,359)	$2,983
Lease Intangible Liabilities
Below-market leases	$(2,314)	$1,844	$(470)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2024 (July - December)	$1,706	$74
2025	839	147
2026	490	77
2027	381	38
2028	311	19
Thereafter	520	42
	$4,247	$397

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which also expires December 2026. The lines of credit are secured by specific properties. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. As of June 30, 2024 and December 31, 2023, there was a balance of $5,176 and $0, respectively.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - NOTES PAYABLE

On June 25, 2024, the Trust entered into a $10,000 promissory note with Bell Bank. The promissory note bears a variable interest rate that is subject to change from time to time based on changes in an independent index, which is the “Prime Rate” as published in the Wall Street Journal, with principal plus accrued and unpaid interest due and payable on December 20, 2024. The Borrower may prepay the promissory note without penalty. As of June 30, 2024, the balance on the promissory note was $8,500.

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	June 30,	December 31,
	2024	2023
	(in thousands)
Fixed rate mortgage notes payable (a)	$590,339	$520,155
Less unamortized debt issuance costs	1,885	2,036
	$588,454	$518,119
(a)	Includes $128,967 and $103,246 of variable rate mortgage debt that was swapped to a fixed rate at June 30, 2024 and December 31, 2023, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2024	$14,670
2025	105,207
2026	71,294
2027	79,009
2028	42,638
Thereafter	277,521
Total payments	$590,339

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

As of June 30, 2024, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. During the next twelve months, the Trust estimates that an additional $4,205 will be reclassified as a decrease to interest expense.

The following table summarizes the Trust’s interest rate swaps as of June 30, 2024, which effectively convert one month floating rate LIBOR or 30-day average SOFR to a fixed rate:

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,257	3.15%	November 1, 2029
November 1, 2019	$4,353	3.28%	November 1, 2029
January 10, 2020	$2,841	3.39%	January 10, 2030
December 2, 2020	$11,817	2.91%	December 2, 2027
July 1, 2021	$24,665	2.99%	July 1, 2031
November 10, 2021	$27,175	3.54%	August 1, 2029
December 1, 2021	$10,363	3.32%	December 1, 2031
August 15, 2022	$1,420	3.07%	June 15, 2030
August 15, 2022	$2,752	3.07%	June 15, 2030
August 15, 2022	$1,537	2.94%	June 15, 2030
August 15, 2022	$4,067	2.94%	June 15, 2030
May 10, 2023	$4,575	2.79%	June 10, 2030
April 15, 2024	$9,767	3.57%	May 15, 2032
April 15, 2024	$3,813	3.57%	May 15, 2032
April 15, 2024	$13,565	3.57%	May 15, 2032

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Interest rate swaps	15	12	$128,967	$103,246

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	June 30, 2024		December 31, 2023
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$15,786	Other assets, net	$11,362

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

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the three months ended June 30, 2024 and 2023:

		Location of Gain
	Amount of Gain	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2024		2024
Interest rate swaps	$(2,908)	Interest expense	$(1,042)
	2023		2023
Interest rate swaps	$(2,023)	Interest expense	$(917)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the six months ended June 30, 2024 and 2023:

		Location of Gain
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2024		2024
Interest rate swaps	$(4,425)	Interest expense	$(2,071)
	2023		2023
Interest rate swaps	$355	Interest expense	$(1,682)

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of  June 30, 2024, the termination value of derivatives in an asset position was $15,786. As of  June 30, 2024, the Trust has pledged the properties related to the loans which are hedged as collateral.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 10 - FAIR VALUE MEASUREMENT

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, leasing receivables from tenants and accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2024		December 31, 2023
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Investments	$—	$—	$—	$—
Notes receivable	$7,922	$8,617	$8,885	$10,025
Derivative assets	$15,786	$15,786	$11,362	$11,362

Financial liabilities:
Mortgage notes payable	$590,339	$480,048	$520,155	$477,344

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2024
Derivative assets	$—	$15,786	$—	$15,786

December 31, 2023
Derivative assets	$—	$11,362	$—	$11,362

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

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

	Level 1		Level 2		Level 3	Total

	(in thousands)
June 30, 2024
Line of Credit		$—		$—	$5,176	$5,176
Mortgage notes payable		$—		$—	$480,048	$480,048
Note payable	$		$		$8,500	$8,500
Notes receivable		$—		$—	$8,617	$8,617

December 31, 2023
Mortgage notes payable		$—		$—	$477,344	$477,344
Notes receivable		$—		$—	$10,025	$10,025

Line of credit:  The Trust estimates the fair value of its line of credit approximates the carrying value.

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 6.00% to 6.25% and from 5.85% to 6.00% at June 30, 2024 and December 31, 2023, respectively.

Note payable: The Trust estimates the fair value of its note payable approximates the carrying value.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 12.00% at June 30, 2024 and 7.25% at December 31, 2023.

NOTE 11 – LEASES

As of June 30, 2024, we derived 85.3% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of June 30, 2024, we derived 14.7% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended June 30, 2024
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$32,696	$3,873	$36,569
Lease income related to variable lease payments	1	1,194	1,195
Other (a)	(263)	(55)	(318)
Lease Income (b)	$32,434	$5,012	$37,446

	Three months ended June 30, 2023
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$29,165	$3,920	$33,085
Lease income related to variable lease payments	—	899	899
Other (a)	(160)	86	(74)
Lease Income (b)	$29,005	$4,905	$33,910

(a)	For the three months ended June 30, 2024 and 2023, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended June 30, 2024 and 2023 of $1,850 and $1,640, respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Six months ended June 30, 2024
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$63,551	$7,780	$71,331
Lease income related to variable lease payments	1	2,339	2,340
Other (a)	(483)	(41)	(524)
Lease Income (b)	$63,069	$10,078	$73,147

	Six months ended June 30, 2023
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$57,820	$7,864	$65,684
Lease income related to variable lease payments	—	2,096	2,096
Other (a)	(279)	181	(98)
Lease Income (b)	$57,541	$10,141	$67,682

(a)	For the six months ended June 30, 2024 and 2023, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the six months ended June 30, 2024 and 2023 of $3,408 and $3,048, respectively, which is accounted for under the revenue recognition standard.

As of June 30, 2024, non-cancelable commercial operating leases provide for future minimum rental income as follows. Residential leases are not included, as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2024 (July - December)	$9,009
2025	15,020
2026	14,252
2027	12,769
2028	11,797
Thereafter	35,524
$98,371

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

JUNE 30, 2024 and 2023 (UNAUDITED)

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

Property Management Fees

During the six months ended June 30, 2024 and 2023, we paid fees to GOLDMARK Property Management, Inc. related to the management of properties, on-site staff costs and other miscellaneous fees required to run the property of $5,401, and $5,917, respectively. Management fees paid during the six months ended June 30, 2024 and 2023 approximated 5% of net collected rent. In addition, during the six months ended June 30, 2024 and 2023, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc. totaling $4,615 and $4,916, respectively.

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and Executive Officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be and was received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 21, 2024, and is effective until March 31, 2025.

The below table summarizes the fees incurred to our Advisor.

	Six Months ended June 30,
	2024	2023

	(in thousands)
Fee:
Advisory	$1,940	$1,901
Acquisition	$750	$-
Disposition	$264	$204
Financing	$96	$68
Development	$350	$-
Project Management	$374	$249

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees payable to our Advisor.

	Payable at
	June 30,	December 31,
	2024	2023

	(in thousands)
Fee:
Advisory	$37	$316
Acquisition	$375	$-
Financing	$59	$-

Operating Partnership Units Issued in Connection with Acquisitions

During the six months ended June 30, 2024, 322 Operating Partnerships units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $7,396.

During the six months ended June 30, 2023, there were no Operating Partnership units issued.

Commissions

During the six months ended June 30, 2024, we incurred real estate commissions of $531 to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. During the six months ended June 30, 2023, There were no real estate commissions paid to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of June 30, 2024 there were $292 payable to GOLDMARK Commercial Real Estate. As of December 31, 2023, there were no commissions payable to GOLDMARK Commercial Real Estate.

During the six months ended June 30, 2024, we incurred real estate commissions of $39, to GOLDMARK Property Management. During the six months ended June 30, 2023, there were no commission paid to GOLDMARK Property Management. As of  June 30, 2024 there were $28 payable to GOLDMARK Property Management. As of December 31, 2023, there were no unpaid commissions to GOLDMARK Property Management.

Rental Income

During the six months ended June 30, 2024 and 2023, we received rental income of $138 and $135, respectively, under an operating lease agreement with GOLDMARK Property Management, Inc.

During the six months ended June 30, 2024 and 2023, we received rental income of $67 and $66, respectively, under an operating lease agreement with our Advisor.

During the six months ended June 30, 2024 and 2023, we received rental income of $570 and $465, respectively, under operating lease agreements with Bell Bank.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Other operational costs

During the six months ended June 30, 2024 and 2023, the Trust incurred $100 and $91 respectively, for general costs related to business operations as well as capital expenditures related to construction in progress that were paid to related parties. At June 30, 2024 and December 31, 2023, there were no operational outstanding liabilities.

Debt Financing

At June 30, 2024 and December 31, 2023, the Trust had $59,106 and $60,262, respectively, of outstanding principal on loans entered into with Bell Bank. During the six months ended June 30, 2024 and 2023, the Trust incurred interest expense on debt held with Bell Bank of $1,152 and $1,208, respectively. Accrued interest as of June 30, 2024 and December 31, 2023 related to this debt was $125 and $128, respectively.

Mezzanine Financing

The Trust offers mezzanine financing to joint ventures, see Note 5 for investment in unconsolidated affiliates. At June 30, 2024 and December 31, 2023, Sterling issued $7,840 and $8,766 respectively, in second mortgage financing to related entries.

During the six months ended June 30, 2024 and 2023, the Trust earned interest income of $296 and $288 respectively, related to the second mortgage financing.

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial and Residential Segment as well as Director and Officer general and liability coverage. For the six months ended June 30, 2024 and 2023, total premiums incurred for this policy were $76 and $131, respectively.

Development Arrangements

During the six months ended June 30, 2024 and 2023, the Trust had no development fees to Trumont Group. At June 30, 2024 and December 31, 2023, the Trust had no costs owed for development fees to Trumont Group.

During the six months ended June 30, 2024 and 2023, the Trust incurred $73 and $276, respectively, in construction fees to Trumont Construction. At June 30, 2024 and December 31, 2023, the Trust had no costs owed for any construction fees to Trumont Construction.

During the six months ended June 30, 2024 and 2023, the Trust incurred $210 and $186, respectively, in general construction costs to Trumont Construction. At June 30, 2024 and December 31, 2023, the Trust had no costs owed for any general construction costs.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

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

NOTE 14 – DISPOSITIONS

The Trust had eight dispositions during the six months ended June 30, 2024.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Disposition Cost	Gain/(Loss) on Sale
1/25/24	Dairy Queen	Apple Valley, MN	Retail	5348 square feet	$1,607	$(68)
3/1/24	Westwind	Fargo, ND	Apartment Complex	18 units	900	489
3/8/24	Westside	Hawley, MN	Apartment Complex	14 units	837	394
4/3/24	Columbia Park Village	Grand Forks, ND	Apartment Complex	12 units	675	42
5/1/24	Gate City Bank	Grand Forks, ND	Office	17407 square feet	2,950	974
5/21/24	First International Bank & Trust	Moorhead, MN	Office	3510 square feet	1,516	683
6/14/24	Jadestone	Fargo, ND	Apartment Complex	18 units	1,039	136
6/14/24	Essex	Fargo, ND	Apartment Complex	18 units	1,039	178

					$10,563	$2,828

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The Trust had two dispositions during the six months ended June 30, 2023.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Disposition Cost	Gain on Sale
5/11/23	Applebee's Coon Rapids	Coon Rapids, MN	Retail	5576 square feet	$3,448	$1,531
5/24/23	Redpath	White Bear Lake, MN	Office	25817 square feet	4,710	1,066

					$8,158	$2,597

NOTE 15 – ACQUISITIONS

The Trust had two acquisitions during the six months ended June 30, 2024.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Acquisition Cost
4/15/24	Urban Plains	Fargo, ND	Apartment Complex	415 units	$17,152
6/26/24	Lexington Lofts	Forest Lake, MN	Apartment Complex	355 units	71,159

					$88,311

For the acquisition of Lexington Lofts, Sterling determined that it controls the key decision-making rights related to Lexington Lofts from the respective date it was acquired that most impact the economic benefits and obligations of the venture. The VIE that owned legal title to Lexington Lofts was included in Sterling’s consolidated financial statements as consolidated variable interest entities from the date it was acquired.

The Trust had no acquisitions during the six months ended June 30, 2023.

	June 30,
	2024	2023
Real estate investment acquired	$114,621	$-
Acquired lease intangible assets	2,261	-
Assumed assets	451	-
Total Assets Acquired	$117,333	$-
Assumed loans	(80,774)	-
Other liabilities	(653)	-
Net assets acquired	35,906	-
Equity/limited partnership unit consideration	(7,396)	-
Net cash consideration	$28,510	$-

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 16 - SUBSEQUENT EVENTS

On July 12, 2024, we entered into a credit agreement with Gate City Bank for $14,800.  The credit agreement has a five year term.  The credit agreement will bear interest at an annualized variable rate equal to the prime rate (8.50% as of the Effective Date) less a 1.5% reduction, which equated to an annualized rate of 7.0% as of the Effective Date.

On July 15, 2024, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on June 30, 2024.

On July 25, 2024, the Trust disposed of a residential property located in Fargo, ND for a sales price of $1,500.

On August 1, 2024, the Trust entered into a joint venture whereby it acquired a 50% interest in the property commonly known as The Emory, a multifamily project in North Liberty, Iowa, for a total of $13,406.

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

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT consist of real estate assets and that 75% of its gross income be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 177 properties containing 11,991 apartment units and approximately 1,450,000 square feet of leasable commercial space as of June 30, 2024. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $864,275, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

Impairment of Real Estate Investments

The Trust will review each property within its portfolio, every quarter for potential impairment through various screening mechanisms (identifiers) to determine if there are indicators of impairment on a property. If so, the property is further analyzed through an undiscounted cash flow test. An identifier is not an indicator or triggering event for impairment; however, it is a mechanism to highlight an item on a property, which warrants further consideration and analysis to determine if an indicator is present. The following are examples of activities that are reviewed quarterly:

●	An individual property’s weighted average cost of capital is not meeting its required rate as calculated by management.
●	Significant decline in Operational NOI (revenue minus the following: operating expenses, expensed projects, real estate taxes, and insurance) in relation to individual residential properties.
●	Significant decline in NOI (revenue minus all operating expenses) in relation to individual commercial properties.
●	Significant quarter over quarter decrease in occupancy.
●	Properties with negative undiscounted cash flows.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on our evaluation, there were no impairment losses during the six months ended June 30, 2024 and 2023.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six months ended June 30, 2024 included elsewhere in this report.

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

Principal Business Activity

Sterling currently owns directly and indirectly 177 properties. The Trust’s 140 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 37 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 85.3% residential and 14.7% commercial (based on cost) with a total carrying value of $864,275 at June 30, 2024. Currently our  focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	119	7,535
	Minnesota	15	3,383
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		140	11,991

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	19	759,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	36,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	5	486,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		37	1,450,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $3,747 or 10.5% for the three months ended June 30, 2024, compared to the same three month period in 2023.
●	Increased revenues from rental operations by $5,828 or 8.2% for the six months ended June 30, 2024, compared to same nine month period in 2023.
●	Acquired two residential properties during the six months ended June 30, 2024.
●	Disposed of five residential properties during the six months ended June 30, 2024.
●	Disposed of three commercial properties during the six months ended June 30, 2024.
●	Declared dividends aggregating $0.5750 per common share for the six months ended June 30, 2024

Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$34,248	$5,049	$39,297	$30,574	$4,976	$35,550
Real Estate Expenses
Real Estate Taxes	4,307	462	4,769	3,267	537	3,804
Property Management	4,459	247	4,706	3,922	218	4,140
Utilities	2,467	239	2,706	2,604	272	2,876
Repairs and Maintenance	6,571	395	6,966	7,655	374	8,029
Insurance	1,551	40	1,591	1,282	25	1,307
Total Real Estate Expenses	19,355	1,383	20,738	18,730	1,426	20,156
Net Operating Income	$14,893	$3,666	18,559	$11,844	$3,550	15,394
Interest			5,522			5,331
Depreciation and amortization			7,033			6,484
Administration of REIT			1,540			1,140
Other income			(1,723)			(2,290)
Net Income			$6,187			$4,729

Net Income Attributed to:
Noncontrolling Interest			$3,867			$2,958
Sterling Real Estate Trust			$2,320			$1,771
Dividends per share (1)			$0.2875			$0.2875
Earnings per share			$0.20			$0.16
Weighted average number of common shares			11,357			11,039

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $39,297 for the three months ended June 30, 2024 increased $3,747 or 10.5% in comparison to the same period in 2023. Residential property revenues increased $3,674 and commercial property revenues increased $73.

The following table illustrates occupancy percentages for the three month periods indicated:

	June 30,	June 30,
	2024	2023
Residential occupancy	93.2%	90.1%
Commercial occupancy	90.1%	89.4%

Residential revenues for the three months ended June 30, 2024 increased $3,674 or 12.0% in comparison to the same period for 2023. Residential properties acquired since January 1, 2024 contributed approximately $1,328 to the increase in total residential revenues in the three months ended June 30, 2024. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 87.2% of total revenues for the three months ended June 30, 2024 compared to 86.0% of total revenues for the three months ended June 30, 2023.

For the three months ended June 30, 2024 total commercial revenues increased $73 or 1.5% in comparison to the same period for 2023. The increase is attributed to Common Area Maintenance Reconciliations being posted closer to actual in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Commercial revenues comprised 12.8% of the total revenues for the three months ended June 30, 2024 compared to 14.0% of total revenues for the three months ended June 30, 2023. Due to the sale of commercial properties, it is anticipated that the decline in commercial revenues as a percentage of total revenues will continue.

Expenses

Residential expenses from operations of $19,355 during the three months ended June 30, 2024 increased $625 or 3.3% in comparison to the same period in 2023. The increase is primarily attributed to a $1,040 or 31.8% increase in real estate taxes. Property management increased $538, or 13.8%. This is offset by a decrease in repairs and maintenance of $1,080 due to previously deferred projects and repairs being completed in 2023. Properties acquired after January 1, 2024, account for $576 and $127 of such increases, respectively, during the three months ended June 30, 2024.

Commercial expenses from operations of $1,383 during the three months ended June 30, 2024 decreased $43 or 3.0% in comparison to the same period in 2023. The decrease is primarily attributed to disposed commercial properties which accounted for decreases of $33, $6, and $9 of real estate taxes, utilities, and repairs and maintenance during the three months ended June 30, 2024.

Interest expense of $5,522 during the three months ended June 30, 2024 increased $191 or 3.6% in comparison to the same period in 2023. Interest expense related to financing activities increased by $244 during the three months ended June 30, 2024 as compared to the same period in 2023. The primary reason for increased interest expense on financing activities is due to the new Urban Plains mortgage of $208. Overall interest expense will decrease as more debt is paid down. During the three months ended June 30, 2024 interest expense was 14.1% of total revenues.

Depreciation and amortization expense of $7,033 during the three months ended June 30, 2024 increased $548 or 8.5% in comparison to the same period in 2023. Properties acquired in 2024 contribute approximately $1,128 to the increase in expenses during the three months ended June 30, 2024. This is offset by the properties disposed of in 2024 which contribute approximately $17 to the decrease in expenses during the three months ended June 30, 2024. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended June 30, 2024 and 2023 was 17.9% and 18.2%, respectively.

REIT administration expenses of $1,540 during the three months ended June 30, 2024 increased $241 or 16.4% in comparison to the same period in 2023, due to a one-time advisory fee of $350 in 2024.

Other income of $1,723 during the three months ended June 30, 2024 decreased $568 or 24.8% in comparison to the same period in 2023. This is due to a decrease in realized gain on sale for $583, from the sale of five properties in 2024.

Results of Operations for the Six Months Ended June 30, 2024

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$66,403	$10,155	$76,558	$60,494	$10,236	$70,730
Real Estate Expenses
Real Estate Taxes	7,955	973	8,928	6,507	1,097	7,604
Property Management	8,893	439	9,332	7,797	423	8,220
Utilities	5,707	476	6,183	6,490	598	7,088
Repairs and Maintenance	12,814	773	13,587	15,816	977	16,793
Insurance	3,112	78	3,190	2,324	48	2,372
Total Real Estate Expenses	38,481	2,739	41,220	38,934	3,143	42,077
Net Operating Income	$27,922	$7,416	35,338	$21,560	$7,093	28,653
Interest			10,878			10,687
Depreciation and amortization			12,942			13,036
Administration of REIT			2,886			2,451
Other income			(2,195)			(1,562)
Net Income			$10,827			$4,041

Net Income Attributed to:
Noncontrolling Interest			$6,768			$2,510
Sterling Real Estate Trust			$4,059			$1,531
Dividends per share (1)			$0.5750			$0.5750
Earnings per share			$0.3600			$0.1400
Weighted average number of common shares			11,348			10,996
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $76,558 for the six months ended June 30, 2024 increased $5,828 or 8.2% in comparison to the same period in 2023. Residential property revenues increased $5,909 and commercial property revenues decreased $81 for the six months ended June 30, 2024, from the prior year’s comparable six months ended.

The following table illustrates occupancy percentages for the nine month periods indicated:

	June 30,	June 30,
	2024	2023
Residential occupancy	92.7%	90.2%
Commercial occupancy	90.1%	89.4%

Residential revenues for the six months ended June 30, 2024 increased $5,909 or 9.8% in comparison to the same period for 2023. Residential properties acquired since January 1, 2024 contributed approximately $1,190 to the increase in total residential revenues in the six months ended June 30, 2024. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 86.7% of total revenues for the six months ended June 30, 2024 compared to 85.5% of total revenues for the six months ended June 30, 2023

For the six months ended June 30, 2024, total commercial revenues decreased $81 or 0.8% in comparison to the same period for 2023. The decrease is attributed to the sale of three commercial buildings in 2024 resulting in a $100 decrease in revenue. The decrease is also attributed to the common area maintenance income for $49. Commercial revenues comprised 13.3% of the total revenues for the six months ended June 30, 2024 compared to 14.5% of total revenues for the six months ended June 30, 2023.

Expenses

Residential expenses from operations of $38,481 during the six months ended June 30, 2024 decreased $453 or 1.2% in comparison to the same period in 2023. The decrease is primarily attributed to decreased repairs and maintenance expense of $3,003 or 19.0% due to deferred projects and repairs being completed in 2023. The decrease is offset by an increase of $1,448 or 22.3% for real estate taxes, $1,098 or 14.1% for property management fees, and $789 or 34.0% for property insurance. Properties acquired since January 1, 2024 contributed $76, $127, and $576 to the increase in repairs and maintenance, property management fees, and decrease in real estate taxes, respectively.

Commercial expenses from operations of $2,739 during the six months ended June 30, 2024 decreased $407 or 12.9% in comparison to the same period in 2023. The decrease is primarily attributed to decreases in real estate taxes, utilities and repairs and maintenance of $124, $123, and $204, respectively during the six months ended June 30, 2024. Additionally, the three disposed of in 2024 attributed to the decrease in real estate taxes, utilities, and repairs and maintenance by $31, $13, and $4, respectively.

Interest expense of $10,878 during the six months ended June 30, 2024 increased $192 or 1.8% in comparison to the same period in 2023. Interest expense related to financing activities increased by $335 during the six months ended June 30, 2024 as compared to the same period in 2023. The primary reason for the increase in interest expense on financing activities is due to the increase of $208 of interest expense with the new Urbain Plains mortgage. Overall interest expense will continue to decrease as debt is paid down. During the six months ended June 30, 2024, interest expense was 14.2% of total revenues.

Depreciation and amortization expense of $12,942 for the six months ended June 30, 2024 decreased $94 or 0.7% in comparison to the same period in 2023. The primary reason for the decrease was for properties disposed since January 1, 2024. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the six months ended June 30, 2024 and 2023 at 16.9% and 18.4%, respectively.

REIT administration expenses of $2,886 for the six months ended June 30, 2024 increased $435 or 17.7% in comparison to the same period in 2023. The increase is due to a one-time advisory fee of $350 in 2024 as well as increased  advisor fees, external audit, and legal fees of $38, $32, and $18, respectively.

Other income of $2,195 for the six months ended June 30, 2024, increased $632 or 40.4% in comparison to the same period in 2023. This is primarily due to the increase of $232 related to realized gain on sale as well as an increase of $459 in equity in income of affiliates. This is offset by a decrease of $89 related to involuntary conversions during the year 2024 as compared to 2023.

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

Construction in progress as of June 30, 2024, consists primarily of construction at residential properties located in North Dakota and Minnesota. Rosedale Estates located in Roseville, MN has two projects for a parking structure and a parking lot. The parking structure is budgeted for $2,549, of which $2,115 has been incurred. The parking lot has a budget of $5,032, of which $2,634 has been incurred. Remaining construction in progress projects are primarily related to parking lot replacements, rehabs, window and patio replacements, roof upgrades, new CCTV cameras, and various property upgrades on multiple residential properties.

The Trust has one on-going development through ventures in unconsolidated affiliates.

Kessler Apartments, currently being developed in Fort Worth, Texas, is expected to be completed in the third quarter of 2024, and the current project budget approximates $55,000, of which $33,979 has been incurred as of June 30, 2024.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and six months ended June 30, 2024 and 2023, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2024		Three months ended June 30, 2023
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,320	11,357	$1,771	11,039

Add back:
Noncontrolling Interest - Operating Partnership Units	3,836	18,807	3,007	18,603
Depreciation & Amortization from continuing operations	6,890		6,484
Pro rata share of unconsolidated affiliate depreciation and amortization	1,674		1,500
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(2,014)		(2,597)
Funds from operations applicable to common shares and limited partnership units (FFO)	$12,706	30,164	$10,165	29,642

	Six months ended June 30, 2024		Six months ended June 30, 2023
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$4,059	11,348	$1,531	10,996

Add back:
Noncontrolling Interest - Operating Partnership Units	6,686	18,690	2,599	18,649
Depreciation & Amortization from continuing operations	12,657		13,036
Pro rata share of unconsolidated affiliate depreciation and amortization	3,196		2,983
Subtract:
Gain on sale of depreciable real estate	(2,828)		(2,597)
Funds from operations applicable to common shares and limited partnership units (FFO)	$23,770	30,038	$17,552	29,645

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

As of June 30, 2024, our unrestricted cash resources consisted of cash and cash equivalents totaling $6,218. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $57,702, which could potentially be used as collateral to secure additional financing in future periods.

The Trust maintains a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which also expires in December 2026. The lines of credit are secured by specific properties. At June 30, 2024, the Bremer line of credit has $8,415 available and an unused balance of $2,699 under the agreements. The Trust anticipates it will hold it as a cash resource to the Trust.

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for the Trust.

During the six months ended June 30, 2024, we did not sell any common shares in a private placement. During the six months ended June 30, 2024, we issued 171,000 and 64,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $5,209. During the six months ended June 30, 2024, we did not sell any common shares in private placements.  During the six months ended June 30, 2023, we issued 181,000 and 97,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $6,200.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the six months ended June 30, 2024, the Trust issued approximately 322,000 limited partnership units of the Operating Partnership value at $23.00 per unit for an aggregate consideration of approximately $7,396 for the purchase of real estate investments. No limited partnership units of the Operating Partnership were issued in relation to the acquisition of real estate investments during the six months ended June 30, 2023.

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

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Net cash flows provided by operating activities	$16,640	$13,557
Net cash flows (used in) provided by investing activities	$(25,844)	$17,012
Net cash flows (used in) financing activities	$(6,772)	$(27,874)

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

Net cash provided by operating activities was $16,640 and $13,557 for the six months ended June 30, 2024 and 2023, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $25,844 for the six months ended June 30, 2024. Net cash provided by investing activities was $17,012 for the six months ended June 30, 2023 (this does not include the value of UPREIT units issued in connection with investing activities). For the six months ended June 30, 2024 and 2023, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $29,481 and $4,741, respectively.  Cash outlays related to investments in unconsolidated affiliates were $- and $2,546 for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, there were no proceeds from the maturity of securities. During the six months ended June 30, 2023 there were proceeds from the maturity of securities for $19,369. Proceeds from the sale of real estate investments during the six months ended June 30, 2024 and 2023, were $8,947 and $5,082, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $6,772 for the six months ended June 30, 2024. Net cash used in financing was $27,874 for the six months ended June 30, 2023. During the six months ended June 30, 2024, we paid $13,435 in dividends and distributions, redeemed $7,314 of shares and units, and made mortgage principal payments of $8,019. Net cash used in financing activities was $27,874 for the six months ended June 30, 2023. For the six months ended June 30, 2023, we paid $13,055 in dividends and distributions, redeemed $3,958 of shares and units, received $35,250 from new mortgage notes payable, and made mortgage principal payments of $20,628.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2024 to June 30, 2024 totaling $6,509 or $0.5750 per share, of which $2,827 were cash dividends and $3,682 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $16,640 of cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2023 to June 30, 2023 totaling $6,320 or $0.5750 per share, of which $2,434 were cash dividends and $3,886 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $13,557 of cash flows from operations.

The Amended and Restated Dividend Reinvestment Plan, effective January 1, 2025, permits us to provide eligible shareholders with a simple and convenient way to invest dividends as well as additional cash in additional shares of the Trust’s Common Shares. The Plan is intended to be used as a vehicle for long-term investment in the Trust’s common shares of beneficial interest.  The number of common share of the Trust issuable under the plan is 10,000,000.  The cap on the quarterly dividend reinvestments and quarterly optional cash purchases, in each case, is $25,000.  The Annual cap on purchases under the Dividend Reinvestment Plan is $100,000 and provides participants the ability to exceed such cap with approval of the Trust.

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

The following table presents certain information regarding our dividend coverage:

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Cash flows provided by operations (net income of $10,827 and $4,041, respectively)	$16,640	$13,557
Distributions in excess of earnings received from unconsolidated affiliates	1,219	1,443
Gain on sales of real estate and non-real estate investments	2,828	2,596
Dividends declared	(6,509)	(6,320)
Excess	$14,178	$11,276

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2024, the Operating Partnership declared distributions totaling $10,728 to holders of limited partnership units in our Operating Partnership, which we paid on April 15; and July 15. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the six months ended June 30, 2023, we declared quarterly distributions totaling $10,721 to holders of limited partnership units in our Operating Partnership, which we paid on April 17, and July 17, 2023 . Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the six months ended June 30, 2024, we paid aggregate dividends of $6,509, of which $2,827 were paid with cash flows provided by operating activities and $3,682 were reinvested. Our FFO for the six months ended June 30, 2024 was $23,770 Therefore, our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2023, we paid aggregate dividends of $6,255 which were paid with cash flows provided by operating activities. Our FFO was $17,552 for the six months ended June 30, 2023. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the six months ended June 30, 2024, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $128,967 at June 30, 2024. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of June 30, 2024, the Trust had $128,967 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim-Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and interim-Chief Financial Officer have concluded that, as of June 30, 2024, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended June 30, 2024.

Other Sales

During the three and six months ended June 30, 2024 we did not issue any common shares in exchange for limited partnership units of the Operating Partnership.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three and six months ended June 30, 2024:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2024	31,000	3,000	$21.85	1,610,000	1,300,000	$8,937
February 1-29, 2024	14,000	8,000	$21.85	1,624,000	1,308,000	$8,452
March 1-31, 2024	5,000	8,000	$21.85	1,629,000	1,316,000	$8,170
Total	50,000	19,000

April 1-30, 2024	22,000	6,000	$21.85	1,651,000	1,322,000	$7,558
May 1-31, 2024	76,000	94,000	$21.85	1,727,000	1,416,000	$3,833
June 1-30, 2024	34,000	33,000	$21.85	1,761,000	1,449,000	$2,374
Total	132,000	133,000

For the three months ended June 30, 2024, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended June 30, 2024, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective June 20, 2024, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $75,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of June 30, 2024, was $22,374. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

The Trust may, at its sole discretion, acting for itself, or as General Partner of the Limited Partnership, redeem up to an aggregate of $75,000 of Shares and/or Units presented to the Trust or Limited Partnership for cash to the extent it has sufficient proceeds to do so and subject to the conditions and limitations set forth herein.  Any and all units redeemed by the Limited Partnership shall be canceled, and will have the status of authorized but unissued Units. Units acquired by the Limited Partnership through the Redemption Plan will not be reissued unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and other appropriate state securities laws or otherwise issued pursuant to exemptions from applicable registration requirements of such laws.

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

10.2

Bell Bank Promissory Note, dated June 25, 2024, between Bell Bank and Sterling Properties, LLLP, together with Commercial Guaranty of Sterling Real Estate Trust, dated June 25, 2024 (incorporated by reference to Exhibit No. 10.1 to the Trust’s current report on Form 8-K filed July 3, 2024).

10.3	Amended and Restated Share Redemption Plan effective June 20, 2024 (incorporated by reference to Exhibit No. 10.1 to the Trust’s current report on Form 8-K filed July 11, 2024).

10.4	Amended and Restated Unit Redemption Plan effective June 20, 2024 (incorporated by reference to Exhibit No. 10.2 to the Trust’s current report on Form 8-K filed July 11, 2024).

10.5	Amended and Restated Dividend Reinvestment Plan effective January 1, 2025 (incorporated by reference to Exhibit No. 10.3 to the Trust’s current report on Form 8-K filed July 11, 2024).

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 13, 2024

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Megan E. Schreiner
Megan E. Schreiner
Interim Chief Financial Officer
(Principal Financial Officer)