Form 10-Q
period 2024-09-30
Sterling Real Estate Trust
filed 2024-11-06
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2024
Common Shares of Beneficial Interest, $0.01 par value per share	11,911,019

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2024 (UNAUDITED) and December 31, 2023 (AUDITED)

	September 30,	December 31,
	2024	2023

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$139,969	$127,204
Building and improvements	940,245	835,551
Construction in progress	12,426	8,049
Real estate investments	1,092,640	970,804
Less accumulated depreciation	(231,131)	(214,584)
Real estate investments, net	861,509	756,220
Cash and cash equivalents	11,145	26,919
Restricted deposits	9,781	10,142
Investment in unconsolidated affiliates	28,775	26,601
Notes receivable	1,527	64
Notes receivable, affiliates	7,868	8,821
Assets held for sale	—	1,568
Lease intangible assets, less accumulated amortization	3,127	2,983
Other assets, net	21,189	21,515

Total Assets	$944,921	$854,833

LIABILITIES
Mortgage notes payable, net	$523,597	$457,857
Mortgage notes payable, net, affiliates	58,552	60,262
Notes payable	8,518	—
Lines of credit	5,849	—
Dividends payable	8,731	8,579
Tenant security deposits payable	8,413	7,104
Lease intangible liabilities, less accumulated amortization	360	470
Liabilities related to assets held for sale	—	2
Accrued expenses and other liabilities	21,522	19,239
Total Liabilities	635,542	553,513

COMMITMENTS and CONTINGENCIES - Note 13

SHAREHOLDERS' EQUITY
Beneficial interest	130,105	124,095
Noncontrolling interest
Operating partnership	158,884	163,308
Partially owned properties	9,500	2,555
Accumulated other comprehensive income	10,890	11,362
Total Shareholders' Equity	309,379	301,320

	$944,921	$854,833

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME THREE AND NINE MONTHS ENDED September 30, 2024 and 2023 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$41,477	$36,201	$118,035	$106,930
Expenses
Expenses from rental operations
Operating expenses	17,667	16,237	49,960	50,711
Real estate taxes	4,120	3,792	13,047	11,395
Depreciation and amortization	7,622	5,990	20,564	19,026
Interest	6,577	5,377	17,455	16,064
	35,986	31,396	101,026	97,196
Administration of REIT	1,197	1,229	4,083	3,680
Total expenses	37,183	32,625	105,109	100,876
Income from operations	4,294	3,576	12,926	6,054

Other (loss) income
Equity in losses of unconsolidated affiliates	(826)	(666)	(2,239)	(2,538)
Other income	276	506	1,057	1,255
Gain on sale or conversion of real estate investments	241	—	3,069	2,596
Gain on involuntary conversion	96	—	95	89
Total other (loss) income	(213)	(160)	1,982	1,402
Net income	$4,081	$3,416	$14,908	$7,456
Net income (loss) attributable to noncontrolling interest:
Operating partnership	2,742	2,119	9,428	4,717
Partially owned properties	(357)	30	(274)	(59)
Net income attributable to Sterling Real Estate Trust	$1,696	$1,267	$5,754	$2,798

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.15	$0.11	$0.50	$0.25

Comprehensive income
Net income	$4,081	$3,416	$14,908	$7,456
Other comprehensive (loss) gain - change in fair value of interest rate swaps	(4,897)	2,339	(471)	1,984
Other comprehensive (loss) gain	(816)	5,755	14,437	9,440
Comprehensive (loss) income attributable to noncontrolling interest	(644)	3,611	8,861	5,904
Comprehensive (loss) income attributable to Sterling Real Estate Trust	$(172)	$2,144	$5,576	$3,536

Weighted average common shares outstanding, basic and diluted	11,512	11,157	11,403	11,050

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED September 30, 2024 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2023	11,257	$168,975	$(44,880)	$124,095	$163,308	$2,555	$11,362	$301,320
Shares/units redeemed	(51)	(1,108)	-	(1,108)	(410)	-	-	(1,518)
Dividends and distributions declared ($0.2875 per share/unit)	-	-	(3,257)	(3,257)	(5,338)	-	-	(8,595)
Dividends reinvested - stock dividend	87	1,899	-	1,899	-	-	-	1,899
Issuance of shares under optional purchase plan	37	843	-	843	-	-	-	843
Change in fair value of interest rate swaps	-	-	-	-	-	-	1,517	1,517
Net income	-	-	1,740	1,740	2,850	52	-	4,642
BALANCE AT MARCH 31, 2024	11,330	$170,609	$(46,397)	$124,212	$160,410	$2,607	$12,879	$300,108
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	7,397	-	-	7,397
Shares/units redeemed	(132)	(2,886)	-	(2,886)	(2,910)	-	-	(5,796)
Dividends and distributions declared ($0.2875 per share/unit)	-	-	(3,251)	(3,251)	(5,392)	-	-	(8,643)
Dividends reinvested - stock dividend	84	1,837	-	1,837	-	-	-	1,837
Issuance of shares under optional purchase plan	27	629	-	629	-	-	-	629
Contributions from consolidated real estate entity noncontrolling interest	-			-		7,041		7,041
Change in fair value of interest rate swaps	-	-	-	-	-	-	2,908	2,908
Net income	-	-	2,320	2,320	3,836	31	-	6,187
BALANCE AT JUNE 30, 2024	11,309	$170,189	$(47,328)	$122,861	$163,341	$9,679	$15,787	$311,668
Shares issued under trustee compensation plan	3	72	-	72	-	-	-	72
Shares/units redeemed	(29)	(623)	-	(623)	(1,831)	-	-	(2,454)
Dividends and distributions declared ($0.2875 per share/unit)	-	-	(3,363)	(3,363)	(5,368)	-	-	(8,731)
Dividends reinvested - stock dividend	84	1,843	-	1,843	-	-	-	1,843
Issuance of shares under optional purchase plan	29	676	-	676	-	-	-	676
Contributions from consolidated real estate entity noncontrolling interest	-	.	-	-	-	178	-	178
Issuance of common shares	302	6,943	-	6,943	-	-	-	6,943
Change in fair value of interest rate swaps	-	-	-	-	-	-	(4,897)	(4,897)
Net income (loss)	-	-	1,696	1,696	2,742	(357)	-	4,081
BALANCE AT SEPTEMBER 30, 2024	11,698	$179,100	$(48,995)	$130,105	$158,884	$9,500	$10,890	$309,379

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2022	10,810	$159,003	$(35,007)	$123,996	$183,048	$2,640	$13,782	$323,466
Shares/units redeemed	(8)	(181)	-	(181)	(915)	-	-	(1,096)
Dividends and distributions declared ($0.2875 per share/unit)	—	—	(3,147)	(3,147)	(5,373)	-	-	(8,520)
Dividends reinvested - stock dividend	90	1,962	-	1,962	-	-	-	1,962
Issuance of shares under optional purchase plan	56	1,291	-	1,291	-	-	-	1,291
Change in fair value of interest rate swaps	—	—	-	-	-	-	(2,378)	(2,378)
Net loss	—	—	(240)	(240)	(408)	(40)	-	(688)
BALANCE AT MARCH 31, 2023	10,948	$162,075	$(38,394)	$123,681	$176,352	$2,600	$11,404	$314,037
Shares/units redeemed	(45)	(978)	-	(978)	(1,884)	-	-	(2,862)
Dividends and distributions declared ($0.2875 per share/unit)	-	-	(3,173)	(3,173)	(5,348)	-	-	(8,521)
Dividends reinvested - stock dividend	91	1,996	-	1,996	-	-	-	1,996
Issuance of shares under optional purchase plan	41	951	-	951	-	-	-	951
Change in fair value of interest rate swaps	-	-	-	-	-	-	2,023	2,023
Net income (loss)	-	-	1,771	1,771	3,007	(49)	-	4,729
BALANCE AT JUNE 30, 2023	11,035	$164,044	$(39,796)	$124,248	$172,127	$2,551	$13,427	$312,353
Shares issued under trustee compensation plan	3	72	-	72	-	-	-	72
Shares/units redeemed	(11)	(230)	-	(230)	(267)	-	-	(497)
Dividends and distributions declared ($0.2875 per share/unit)	-	-	(3,207)	(3,207)	(5,344)	-	-	(8,551)
Dividends reinvested - stock dividend	86	1,889	-	1,889	-	-	-	1,889
Issuance of shares under optional purchase plan	39	892	-	892	-	-	-	892
Change in fair value of interest rate swaps	-	-	-	-	-	-	2,339	2,339
Net income	-	-	1,267	1,267	2,119	30	-	3,416
BALANCE AT SEPTEMBER 30, 2023	11,152	$166,667	$(41,736)	$124,931	$168,635	$2,581	$15,766	$311,913

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED September 30, 2024 and 2023 (UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
OPERATING ACTIVITIES
Net income	$14,908	$7,456
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	(3,069)	(2,596)
Gain on involuntary conversion	(95)	(89)
Change in fair value of securities	—	(321)
Equity in loss of unconsolidated affiliates	2,239	2,538
Allowance for (recovery of) uncollectible accounts receivable	226	(453)
Depreciation	18,296	17,482
Amortization	2,268	1,544
Amortization of debt issuance costs	38	445
Effects on operating cash flows due to changes in
Other assets	(392)	(326)
Tenant security deposits payable	1,014	705
Accrued expenses and other liabilities	(1,139)	(485)
NET CASH PROVIDED BY OPERATING ACTIVITIES	34,294	25,900
INVESTING ACTIVITIES
Proceeds from maturity of securities	—	24,369
Purchase of real estate investment properties	(28,510)	—
Capital expenditures and tenant improvements	(12,817)	(7,465)
Proceeds from sale of real estate investments and non-real estate investments	9,863	5,082
Proceeds from involuntary conversion	—	111
Investment in unconsolidated affiliates	(6,119)	(2,546)
Distributions in excess of earnings received from unconsolidated affiliates	1,706	2,118
Notes receivable issued net of payments received	(510)	(781)
NET CASH (USED IN) PROVIDED BY PROVIDED BY INVESTING ACTIVITIES	(36,387)	20,888
FINANCING ACTIVITIES
Payments for financing, debt issuance	—	(186)
Principal payments on special assessments payable	(42)	(59)
(Principal payments on) proceeds from issuance of mortgage notes payable	(152)	41,250
Principal payments on mortgage notes payable	(14,522)	(24,668)
Draws (payments) on lines of credit	5,849	(1,008)
Proceeds from contributions received from noncontrolling interest - partially owned properties	7,219	—
Proceeds (payments) on notes payable	8,518	(26,500)
Proceeds from issuance of common shares	6,943	—
Proceeds from issuance of shares under optional purchase plan	2,148	3,134
Shares/units redeemed	(9,768)	(4,455)
Dividends/distributions paid	(20,235)	(19,686)
NET CASH USED IN FINANCING ACTIVITIES	(14,042)	(32,178)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(16,135)	14,610
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	37,061	12,580
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$20,926	$27,190

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$11,145	$17,896
Restricted deposits	9,781	9,294
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$20,926	$27,190

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED September 30, 2024 and 2023 (UNAUDITED)

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$16,650	$15,493

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$5,579	$5,848
Dividends declared and not paid	3,364	3,207
UPREIT distributions declared and not paid	5,368	5,344
Shares issued pursuant to trustee compensation plan	72	72
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	7,396	—
Assumed loans	80,774	—
Increase in land improvements due to increase in special assessments payable	1,013	300
Unrealized (loss) gain on interest rate swaps	(471)	1,984
Acquisition of assets through assumption of debt and liabilities	653	—
Capitalized interest and real estate taxes related to construction in progress	133	—

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP” or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of September 30, 2024 and December 31, 2023, Sterling owned approximately 38.52% and 37.72%, respectively, of the Operating Partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and nine months ended September 30, 2024. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of September 30, 2024 the Trust owned approximately 38.52% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the individual’s respective redemption plan, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

During the third quarter of 2023, the Company completed a reassessment of the capitalization policy and determined that the Company would remove a stipulation for certain tangible assets to pass an additional percentage test of an amount of an entire property as well as add a new category related to Renovations and Improvement Projects that improve or extend

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

the life of real estate assets.  This reassessment was accounted for as a change in accounting estimate and was made on a prospective basis effective July 1, 2023.  The change in policy did not have a significant impact on depreciation expense.

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

Based on our evaluation, there were no impairment losses during the three and nine months ended September 30, 2024 and 2023.

Equity

The Amended and Restated Share Redemption Plan, effective June 20, 2024, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $75,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of September 30, 2024, was $19,920. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

appropriate state securities laws or otherwise issued pursuant to exemptions from applicable registration requirements of such laws.

On August 1, 2024 the Trust launched a share offering of up to $33,000. The offering terminates on or before December 31, 2024.

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

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2024 and December 31, 2023 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2021.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of September 30, 2024 all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three and nine months ended September 30, 2024 and 2023 and, therefore, basic earnings per common share was equal to diluted earnings per common share for all periods presented.

For the nine months ended September 30, 2024 and 2023, Sterling’s denominators for the basic and diluted earnings per common share were approximately 11,403,000 and 11,050,000, respectively.

Reclassification of prior-year presentation

$8,821 has been reclassified from notes receivable, to notes receivable, affiliates and $60,262 has been reclassified from mortgage notes payable, net to mortgage notes payable, net, affiliates on the December 31, 2023 consolidated balance sheet for consistency with the current-year presentation.  This reclassification has no effect on previously reported net income or shareholders' equity.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2024 and 2023, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$36,519	$4,958	$41,477	$30,993	$5,208	$36,201
Expenses from rental operations	20,215	1,572	21,787	18,513	1,516	20,029
Net operating income	$16,304	$3,386	$19,690	$12,480	$3,692	$16,172
Depreciation and amortization			7,622			5,990
Interest			6,577			5,377
Administration of REIT			1,197			1,229
Other expense			213			160
Net income			$4,081			$3,416

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$102,921	$15,114	$118,035	$91,486	$15,444	$106,930
Expenses from rental operations	58,694	4,313	63,007	57,446	4,660	62,106
Net operating income	$44,227	$10,801	$55,028	$34,040	$10,784	$44,824
Depreciation and amortization			20,564			19,026
Interest			17,455			16,064
Administration of REIT			4,083			3,680
Other income			(1,982)			(1,402)
Net income			$14,908			$7,456

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of September 30, 2024	Residential	Commercial	Total

	(in thousands)
Real estate investments	$914,116	$178,524	$1,092,640
Accumulated depreciation	(178,633)	(52,498)	(231,131)
Total real estate investments, net	$735,483	$126,026	$861,509
Lease intangible assets, less accumulated amortization	624	2,503	3,127
Cash and cash equivalents			11,145
Restricted deposits			9,781
Investment in unconsolidated affiliates			28,775
Notes receivable			1,527
Notes receivable, affiliates			7,868
Other assets, net			21,189
Total Assets			$944,921

As of December 31, 2023	Residential	Commercial	Total

	(in thousands)
Real estate investments	$789,249	$181,555	$970,804
Accumulated depreciation	(164,793)	(49,791)	(214,584)
Total real estate investments, net	$624,456	$131,764	$756,220
Lease intangible assets, less accumulated amortization	—	2,983	2,983
Cash and cash equivalents			26,919
Restricted deposits			10,142
Investment in unconsolidated affiliates			26,601
Notes receivable			64
Notes receivable, affiliates			8,821
Assets held for sale			1,568
Other assets, net			21,515
Total Assets			$854,833

NOTE 4 – Restricted deposits and FUNDED reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of September 30,	As of December 31,
	2024	2023

	(in thousands)
Tenant security deposits	$7,918	$6,945
Real estate tax and insurance escrows	654	676
Replacement reserves	117	1,443
Other funded reserves	1,092	1,078
	$9,781	$10,142

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – Investment in unconsolidated affiliates

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	September 30, 2024	December 31, 2023
Banner Building	2007	66.67%	$(467)	$(478)
Grand Forks INREIT, LLC	2003	50%	5,372	5,193
SE Savage, LLC	2019	60%	368	954
SE Maple Grove, LLC	2019	60%	159	735
SE Rogers, LLC	2020	60%	1,025	1,419
ST Oak Cliff, LLC	2021	70%	6,798	7,920
SE Brooklyn Park, LLC	2021	60%	1,043	1,748
ST Fossil Creek, LLC	2022	70%	8,430	9,110
Emory North Liberty, LC	2024	50%	6,047	-
			$28,775	$26,601

Banner Building - the Operating Partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. Total assets of the property were $6,050 and $6,172 at September 30, 2024 and December 31, 2023, respectively. The property is encumbered by a first mortgage with a balance at September 30, 2024 and December 31, 2023 of $6,584 and $6,724, respectively. The Trust is a guarantor on the indebtedness.

Grand Forks INREIT, LLC - the Operating Partnership owns 50% interest as tenant in common through 100% ownership in a limited liability company.  The property is located in Grand Forks, North Dakota with total assets of $21,469 and $20,020 at September 30, 2024  and December 31, 2023, respectively. The property is encumbered by a non-recourse first mortgage with a balance at September 30, 2024 and December 31, 2023 of $8,758 and $8,948, respectively. The Trust is a guarantor on the indebtedness.

SE Savage, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Savage, Minnesota, with total assets of $31,018 and $32,567 at September 30, 2024 and December 31, 2023, respectively. The property is encumbered by a first mortgage with a balance of $29,981 and $30,305 at September 30, 2024, and December 31, 2023, respectively. The Trust is a guarantor on the indebtedness. Additionally, SE Savage, LLC has a Promissory Note with Sterling Properties, LLLP, for $0 and $468 as of September 30, 2024 and December 31, 2023, respectively, and is an unsecured obligation of SE Savage, LLC. The note is included in Notes Receivable on the Consolidated Balance Sheet at September 30, 2024 and December 31, 2023.

SE Maple Grove, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Maple Grove, Minnesota, with total assets of $28,351 and $29,659 at September 30, 2024, and December 31, 2023, respectively. The entity is encumbered by a first mortgage with a balance of $24,279 and $24,633 at September 30, 2024 and December 31, 2023, respectively. The Trust is a guarantor on the indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $3,428 and $3,643 at September 30, 2024 and December 31, 2023, respectively. The note is included in Notes receivable, affiliates on the Consolidated Balance Sheet at September 30, 2024 and December 31, 2023.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

SE Rogers, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Rogers, Minnesota, with total assets of $29,755 and $30,576 at September 30, 2024 and December 31, 2023, respectively. The entity is encumbered by a first mortgage with a balance of $25,379 and $25,742 at September 30, 2024 and December 31, 2023, respectively. The Trust is a guarantor on the indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,100 and $2,117 at September 30, 2024 and December 31, 2023, respectively. The note is included in Notes Receivable on the Consolidated Balance Sheet at September 30, 2024 and December 31, 2023.

ST Oak Cliff, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party a multifamily property. The entity is located in Dallas, Texas with total assets of $47,853 and $48,738 at September 30, 2024 and December 31, 2023, respectively. The entity is encumbered by a construction mortgage with a balance of $36,246 at December 31, 2023 which transitioned to a first mortgage with a balance of $36,708 at September 30, 2024. The Trust is a guarantor on the indebtedness.

SE Brooklyn Park, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Brooklyn Park, Minnesota, with total assets of $28,605 and $30,325 at September 30, 2024 and December 31, 2023, respectively. The entity is encumbered by a construction mortgage with a balance of $24,592 at December 31, 2023 which transitioned to a first mortgage with a balance of $24,349 at September 30, 2024. The Trust is a guarantor on the indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,294 and $2,538 at September 30, 2024 and December 31, 2023, respectively. The note is included in Notes Receivable on the Consolidated Balance Sheet at September 30, 2024 and December 31, 2023.

ST Fossil Creek, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property. As of September 30, 2024, the Operating Partnership has contributed $9,275 in cash to the entity. The entity holds land located in Fort Worth, Texas with total assets of $49,526 and $43,517 at September 30, 2024 and December 31, 2023, respectively. The entity is encumbered by a construction mortgage with a balance of $37,186 and $26,657 at September 30, 2024 and December 31, 2023, respectively.  The Trust is a guarantor on the indebtedness.

Emory North Liberty, LC – the Operating Partnership owns a 50% interest in a limited company.  The entity is currently developing a multifamily property.  As of September 30, 2024, the Operating Partnership has contributed $6,119 in cash to the entity.  The entity holds land in North Liberty, Iowa with total assets of $30,963 at September 30, 2024.  The entity is encumbered by a construction mortgage with a balance of $18,118 at September 30, 2024.  For the acquisition of Emory North Liberty, LC, Sterling determined that it does not control the key decision-making rights and is not the primary beneficiary related to Emory North Liberty, LC from the respective date it was acquired.  The VIE that owned legal title to Emory North Liberty, LC was not included in Sterling’s consolidated financial statements, but rather as an unconsolidated affiliate, from the date it was acquired.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023

	(in thousands)
ASSETS
Real estate investments	$301,157	$261,901
Accumulated depreciation	(34,167)	(26,191)
Total Real Estate Investments, net	266,990	235,710
Cash and cash equivalents	3,112	3,388
Restricted deposits	1,553	883
Financing and lease costs, net	881	813
Other assets, net	1,055	780
Total Assets	$273,591	$241,574

LIABILITIES
Mortgage notes payable, net	$218,731	$191,890
Tenant security deposits payable	451	340
Accrued expenses and other liabilities	6,913	7,208
Total Liabilities	$226,095	$199,438
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$47,496	$42,136

Total liabilities and shareholders' equity	$273,591	$241,574

The following is a summary of results of operations of the unconsolidated affiliates for the three and nine months ended September 30, 2024

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Income from rental operations	$6,558	$5,244	$18,570	$13,584
Expenses from rental operations	3,257	2,070	8,930	5,564
Net operating income	$3,301	$3,174	$9,640	$8,020
Depreciation and Amortization	2,890	2,418	8,072	7,350
Interest	1,681	1,700	4,919	4,493
Other (income) expense	(12)	-	(12)	14
Net loss	$(1,258)	$(944)	$(3,339)	$(3,837)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2024	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,188	$(13,484)	$2,704
Above-market leases	1,415	(992)	423
	$17,603	$(14,476)	$3,127
Lease Intangible Liabilities
Below-market leases	$(2,314)	$1,954	$(360)

	Lease	Accumulated	Lease
As of December 31, 2023	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$13,927	$(11,434)	$2,493
Above-market leases	1,415	(925)	490
	$15,342	$(12,359)	$2,983
Lease Intangible Liabilities
Below-market leases	$(2,314)	$1,844	$(470)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2024 (October - December)	$586	$37
2025	839	147
2026	490	77
2027	381	38
2028	311	19
Thereafter	520	42
	$3,127	$360

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which also expires December 2026. We also have a $14,800 variable rate (Prime-1.50%) line of credit agreement with Gate City Bank, which expires in July 2029. The lines of credit are secured by specific properties. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. As of September 30, 2024 and December 31, 2023, there was an outstanding balance on the lines of credit of $5,849 and $0, respectively.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - NOTES PAYABLE

On June 25, 2024, the Trust entered into a $10,000 promissory note with Bell Bank. The promissory note bears a variable interest rate that is subject to change from time to time based on changes in an independent index, which is the “Prime Rate” as published in the Wall Street Journal, with principal plus accrued and unpaid interest due and payable on December 20, 2024. The Borrower may prepay the promissory note without penalty. As of September 30, 2024, the balance on the promissory note was $8,518.

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	September 30,	December 31,
	2024	2023
	(in thousands)
Fixed rate mortgage notes payable (a)	$583,839	$520,155
Less unamortized debt issuance costs	1,690	2,036
	$582,149	$518,119
(a)	Includes $128,013 and $103,246 of variable rate mortgage debt that was swapped to a fixed rate at September 30, 2024 and December 31, 2023, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2024 (October - December)	$6,020
2025	104,311
2026	71,346
2027	79,065
2028	42,698
Thereafter	280,399
Total payments	$583,839

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

As of September 30, 2024, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. During the next twelve months, the Trust estimates that an additional $4,193 will be reclassified as a decrease to interest expense.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps as of September 30, 2024, which effectively convert one month floating rate LIBOR or 30-day average SOFR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,203	3.15%	November 1, 2029
November 1, 2019	$4,316	3.28%	November 1, 2029
January 10, 2020	$2,818	3.39%	January 10, 2030
December 2, 2020	$11,725	2.91%	December 2, 2027
July 1, 2021	$24,491	2.99%	July 1, 2031
November 10, 2021	$27,026	3.54%	August 1, 2029
December 1, 2021	$10,286	3.32%	December 1, 2031
August 15, 2022	$1,408	3.07%	June 15, 2030
August 15, 2022	$2,729	3.07%	June 15, 2030
August 15, 2022	$1,524	2.94%	June 15, 2030
August 15, 2022	$4,032	2.94%	June 15, 2030
May 10, 2023	$4,546	2.79%	June 10, 2030
April 15, 2024	$9,682	3.57%	May 15, 2032
April 15, 2024	$3,780	3.57%	May 15, 2032
April 15, 2024	$13,447	3.57%	May 15, 2032

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Interest rate swaps	15	12	$128,013	$103,246

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	September 30, 2024		December 31, 2023
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$10,890	Other assets, net	$11,362

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

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the three months ended September 30, 2024 and 2023:

		Location of Gain
	Amount of Gain	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2024		2024
Interest rate swaps	$4,896	Interest expense	$(1,038)
	2023		2023
Interest rate swaps	$(2,339)	Interest expense	$(1,017)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the nine months ended September 30, 2024 and 2023:

		Location of Gain
	Amount of Gain	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2024		2024
Interest rate swaps	$ 471		($ 3,109)
	2023		2023
Interest rate swaps	$(1,984)	Interest expense	$(2,698)

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of September 30, 2024, the termination value of derivatives in a liability position was $0. the termination value of derivatives in an asset position was $10,890. As of September 30, 2024, the Trust has pledged the properties related to the loans which are hedged as collateral.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 10 - FAIR VALUE MEASUREMENT

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, leasing receivables from tenants and accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2024		December 31, 2023
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$9,395	$8,968	$8,885	$10,025
Derivative assets	$10,890	$10,890	$11,362	$11,362

Financial liabilities:
Line of Credit	$5,849	$5,849	$—	$—
Mortgage notes payable	$583,839	$536,599	$520,155	$477,344
Note payable	$8,518	$8,518	$—	$—

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

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2024
Derivative assets	$—	$10,890	$—	$10,890

December 31, 2023
Derivative assets	$—	$11,362	$—	$11,362

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

	Level 1		Level 2		Level 3	Total

	(in thousands)
September 30, 2024
Line of Credit		$—		$—	$5,849	$5,849
Mortgage notes payable		$—		$—	$536,599	$536,599
Note payable	$		$		$8,518	$8,518
Notes receivable		$—		$—	$8,968	$8,968

December 31, 2023
Mortgage notes payable		$—		$—	$477,344	$477,344
Notes receivable		$—		$—	$10,025	$10,025

Line of credit:  The Trust estimates the fair value of its line of credit approximates the carrying value due to the relatively short maturity of the instruments and that they carry a variable rate of interest.

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 5.50% to 5.75% and from 5.85% to 6.00% at September 30, 2024 and December 31, 2023, respectively.

Note payable: The Trust estimates the fair value of its note payable approximates the carrying value due to the relatively short maturity of the instruments and that they carry a variable rate of interest.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 8.00% at September 30, 2024 and 7.25% at December 31, 2023.

NOTE 11 – LEASES

As of September 30, 2024, we derived 85.4% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of September 30, 2024, we derived 14.6% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended September 30, 2024
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$34,654	$3,873	$38,527
Lease income related to variable lease payments	(2)	1,095	1,093
Other (a)	(372)	(58)	(430)
Lease Income (b)	$34,280	$4,910	$39,190

	Three months ended September 30, 2023
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$30,070	$3,910	$33,980
Lease income related to variable lease payments	—	1,204	1,204
Other (a)	(468)	65	(403)
Lease Income (b)	$29,602	$5,179	$34,781

(a)	For the three months ended September 30, 2024 and 2023, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended September 30, 2024 and 2023 of $2,287 and $1,420, respectively, which is accounted for under the revenue recognition standard.

	Nine months ended September 30, 2024
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$98,205	$11,654	$109,859
Lease income related to variable lease payments	—	3,434	3,434
Other (a)	(855)	(99)	(954)
Lease Income (b)	$97,350	$14,989	$112,339

	Nine months ended September 30, 2023
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$87,891	$11,774	$99,665
Lease income related to variable lease payments	—	3,300	3,300
Other (a)	(747)	246	(501)
Lease Income (b)	$87,144	$15,320	$102,464

(a)	For the nine months ended September 30, 2024 and 2023, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the nine months ended September 30, 2024 and 2023 of $5,696 and $4,466, respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of September 30, 2024, non-cancelable commercial operating leases provide for future minimum rental income as follows. Residential leases are not included, as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2024 (October - December)	$3,838
2025	15,137
2026	14,321
2027	12,836
2028	11,830
Thereafter	35,504
$93,466

NOTE 12 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Trustmark Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Trustmark Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Trustmark Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Mr. Kenneth P. Regan, by Trustee Mr. James S. Wieland, by President, Interim Chief Financial Officer and Treasurer Megan E. Schreiner, by General Counsel and Secretary Michael P. Carlson, by Chief Investment Officer Luke B. Swenson, and by Vice President David F. Perkins. In addition, Messrs. Regan, Wieland, Carlson, Swenson, Perkins, and Ms. Schreiner all serve on the Board of Governors of the Advisory and the Board of Directors of GOLDMARK Property Management, Inc.

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

Property Management Fees

We paid fees to GOLDMARK Property Management, Inc. related to the management of properties, on-site staff costs and other miscellaneous fees required to run the property. Management fees paid approximated 5% of net collected rent. In addition, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Property Management Fee:
Property management, on-site staff costs & misc.	$7,408	$5,184	$12,808	$11,101
Repair & maintenance and payroll expenses	$2,480	$2,523	$7,095	$7,440

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

The below table summarizes the fees incurred to our Advisor.

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Fee:
Advisory	$1,042	$950	$2,983	$2,852
Acquisition	$375	$-	$1,500	$-
Disposition	$38	$-	$302	$204
Financing	$47	$15	$144	$83
Development	$-	$-	$350	$-
Project Management	$371	$86	$745	$335

The below table summarizes the fees payable to our Advisor.

	Payable at
	September 30,	December 31,
	2024	2023

	(in thousands)
Fee:
Advisory	$3	$316
Acquisition	$375	$-

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended September 30, 2024 and 2023, there were no Operating Partnership units issued. During the nine months ended September 30, 2024, 322 Operating Partnerships units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, and Mr. Lian, in connection with the acquisition of Urban Plains. The

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

aggregate value of these units was $7,396. During the nine months ended September 30, 2023, there were no Operating Partnership units issued.

Commissions

During the three months ended September 30, 2024, we incurred real estate commissions of $23 to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own an interest. During the three months ended September 30, 2023, there were no commissions paid to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own an interest.  During the nine months ended September 30, 2024, we incurred real estate commissions of $554 to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own an interest. During the nine months ended September 30, 2023, there were no real estate commissions paid to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own an interest. As of September 30, 2024 and December 31, 2023, there were no unpaid commission to GOLDMARK Commercial Real Estate, Inc.

During the three months ended September 30, 2024 and 2023, there were no commissions paid to GOLDMARK Property Management. During the nine months ended September 30, 2024, we incurred real estate commissions of $39, to GOLDMARK Property Management. During the nine months ended September 30, 2023, there were no commission paid to GOLDMARK Property Management. As of September 30, 2024 and December 31, 2023, there were no unpaid commissions to GOLDMARK Property Management.

Rental Income

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Rental Income:
Goldmark Property Management, Inc.	$70	$69	$208	$204
Operating lease agreement with our Advisor	$34	$33	$101	$99
Bell Bank	$287	$270	$857	$735

Due to Related Parties

During the nine months ended September 30, 2024 and 2023, the Trust had $811 and $77 respectively, for payables related to business operations and capital expenditures related to construction in progress that were paid to related parties. At September 30, 2024 and December 31, 2023, there were no due to related party liabilities.

Debt Financing

At September 30, 2024 and December 31, 2023, the Trust had $58,552 and $60,262, respectively, of outstanding principal on loans entered into with Bell Bank. During the three months ended September 30, 2024 and 2023, the Trust incurred interest expense on debt held with Bell Bank of $598 and $601, respectively. During the nine months ended September 30, 2024 and 2023, the Trust incurred interest expense on debt held with Bell Bank of $1,750 and $1,809, respectively. Accrued interest as of September 30, 2024 and December 31, 2023 related to this debt was $129 and $128, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Mezzanine Financing

The Trust offers mezzanine financing to joint ventures. See Note 5 for investment in unconsolidated affiliates. At September 30, 2024 and December 31, 2023, Sterling issued $7,821 and $8,766 respectively, in second mortgage financing to related entries.

During the three months ended September 30, 2024 and 2023, the Trust earned interest income of $142 and $244 respectively, related to the second mortgage financing. During the nine months ended September 30, 2024 and 2023, the Trust earned interest income of $438 and $532 respectively, related to the second mortgage financing.

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial and Residential Segment as well as Director and Officer general and liability coverage. For the three months ended September 30, 2024 and 2023, there were no premiums incurred for this policy. For the nine months ended September 30, 2024 and 2023, total premiums incurred for this policy were $76 and $131, respectively. At September 30, 2024 and December 31, 2023, there was no outstanding liabilities.

Development Arrangements

During the three months ended September 30, 2024 and 2023, the Trust had no development fees to Trumont Group. During the nine months ended September 30, 2024 and 2023, the Trust had no development fees to Trumont Group. At September 30, 2024 and December 31, 2023, the Trust had no costs owed for development fees to Trumont Group.

During the three months ended September 30, 2024 and 2023, the Trust incurred $18 and $166, respectively, in construction fees to Trumont Construction. During the nine months ended September 30, 2024 and 2023, the Trust incurred $91 and $442, respectively. At September 30, 2024 the Trust had no costs owed for any construction fees to Trumont Construction.  At December 31, 2023, the Trust owed $37 in construction fees to Trumont Construction.

During the three months ended September 30, 2024 and 2023, the Trust incurred $169 and $137, respectively, in general construction costs to Trumont Construction. During the nine months ended September 30, 2024 and 2023, the Trust incurred $378 and $323, respectively. At September 30, 2024 and December 31, 2023, the Trust had no costs owed for any general construction costs.

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

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

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

NOTE 14 – DISPOSITIONS

The Trust had nine dispositions during the nine months ended September 30, 2024.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Disposition Cost	Gain/(Loss) on Sale
1/25/24	Dairy Queen	Apple Valley, MN	Retail	5348 square feet	$1,607	$(68)
3/1/24	Westwind	Fargo, ND	Apartment Complex	18 units	900	489
3/8/24	Westside	Hawley, MN	Apartment Complex	14 units	837	394
4/3/24	Columbia Park Village	Grand Forks, ND	Apartment Complex	12 units	675	42
5/1/24	Gate City Bank	Grand Forks, ND	Office	17407 square feet	2,950	974
5/21/24	First International Bank & Trust	Moorhead, MN	Office	3510 square feet	1,516	683
6/14/24	Jadestone	Fargo, ND	Apartment Complex	18 units	1,039	136
6/14/24	Essex	Fargo, ND	Apartment Complex	18 units	1,039	178
7/25/24	Cityside	Fargo, ND	Apartment Complex	36 units	1,500	241

					$12,063	$3,069

The Trust had two dispositions during the nine months ended September 30, 2023.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Disposition Cost	Gain on Sale
5/11/23	Applebee's Coon Rapids	Coon Rapids, MN	Retail	5576 square feet	$3,448	$1,530
5/24/23	Redpath	White Bear Lake, MN	Office	25817 square feet	4,710	1,066

					$8,158	$2,596

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 15 – ACQUISITIONS OF CONSOLIDATED PROPERTIES

The Trust had two acquisitions during the nine months ended September 30, 2024.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Net Assets Acquired
4/15/24	Urban Plains	Fargo, ND	Apartment Complex	415 units	$17,527
6/26/24	Lexington Lofts	Forest Lake, MN	Apartment Complex	355 units	18,379

					$35,906

For the acquisition of Lexington Lofts, Sterling determined that it controls the key decision-making rights related to Lexington Lofts from the respective date it was acquired that most impact the economic benefits and obligations of the venture. The VIE that owned legal title to Lexington Lofts was included in Sterling’s consolidated financial statements as a consolidated variable interest entity from the date it was acquired.

The Trust had no acquisitions during the nine months ended September 30, 2023.

The table below represents a summary of the purchase accounting allocation and reconciliation to net cash consideration of the properties acquired.

	September 30,
	2024	2023
Real estate investment acquired	$114,621	$-
Acquired lease intangible assets	2,261	-
Assumed assets	451	-
Total Assets Acquired	$117,333	$-
Assumed loans	(80,774)	-
Other liabilities	(653)	-
Net assets acquired	35,906	-
Equity/limited partnership unit consideration	(7,396)	-
Net cash consideration	$28,510	$-

NOTE 16 - SUBSEQUENT EVENTS

On October 15, 2024, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on September 30, 2024.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024 and our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT consist of real estate assets and that 75% of its gross income be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 178 properties containing 11,955 apartment units and approximately 1,445,000 square feet of leasable commercial space as of September 30, 2024. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of $861,509, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on our evaluation, there were no impairment losses during the three and nine months ended September 30, 2024 and 2023.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine months ended September 30, 2024 included elsewhere in this report.

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

Principal Business Activity

Sterling currently owns 176 properties included in the consolidated financial statements. The Trust’s 139 residential properties are located in North Dakota, Minnesota, Missouri and Nebraska and are principally multifamily apartment buildings.  The Trust owns 37 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 85.4% residential and 14.6% commercial (based on cost) with a total carrying value of $861,509 at September 30, 2024. Currently our  focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	118	7,499
	Minnesota	15	3,383
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		139	11,955

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	19	501,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	36,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	5	481,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		37	1,187,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $5,276 or 14.6% for the three months ended September 30, 2024, compared to the same three month period in 2023.
●	Increased revenues from rental operations by $11,105 or 10.4% for the nine months ended September 30, 2024, compared to same nine month period in 2023.
●	Acquired two residential properties during the nine months ended September 30, 2024.
●	Disposed of six residential properties during the nine months ended September 30, 2024.
●	Disposed of three commercial properties during the nine months ended September 30, 2024.
●	Declared dividends aggregating $0.8625 per common share for the nine months ended September 30, 2024

Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$36,519	$4,958	$41,477	$30,993	$5,208	$36,201
Real Estate Expenses
Real Estate Taxes	3,616	504	4,120	3,254	538	3,792
Property Management	4,905	208	5,113	4,018	198	4,216
Utilities	2,639	302	2,941	2,274	326	2,600
Repairs and Maintenance	7,415	528	7,943	7,417	427	7,844
Insurance	1,640	30	1,670	1,550	27	1,577
Total Real Estate Expenses	20,215	1,572	21,787	18,513	1,516	20,029
Net Operating Income	$16,304	$3,386	19,690	$12,480	$3,692	16,172
Interest			6,577			5,377
Depreciation and amortization			7,622			5,990
Administration of REIT			1,197			1,229
Other expense			213			160
Net Income			$4,081			$3,416

Net Income Attributed to:
Noncontrolling Interest			$2,385			$2,149
Sterling Real Estate Trust			$1,696			$1,267
Dividends per share (1)			$0.2875			$0.2875
Earnings per share			$0.15			$0.11
Weighted average number of common shares			11,512			11,157

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $41,477 for the three months ended September 30, 2024 increased $5,276 or 14.6% in comparison to the same period in 2023. Residential property revenues increased $5,526 and commercial property revenues decreased $250.

The following table illustrates occupancy percentages for the three month periods indicated:

	September 30,	September 30,
	2024	2023
Residential occupancy	92.6%	90.9%
Commercial occupancy	90.4%	87.7%

Residential revenues for the three months ended September 30, 2024 increased $5,526 or 17.8% in comparison to the same period for 2023. Residential properties acquired since January 1, 2024 contributed approximately $3,182 to the increase in total residential revenues in the three months ended September 30, 2024. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 88.0% of total revenues for the three months ended September 30, 2024 compared to 85.6% of total revenues for the three months ended September 30, 2023.

For the three months ended September 30, 2024 total commercial revenues decreased $250 or 4.8% in comparison to the same period for 2023. The decrease is primarily attributed to an increase in bad debt expense in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Commercial revenues comprised 12.0%  of the total revenues for the three months ended September 30, 2024 compared to 14.4% of total revenues for the three months ended September 30, 2023. Due to the sale of commercial properties, it is anticipated that the decline in commercial revenues as a percentage of total revenues will continue.

Expenses

Residential expenses from operations of $20,215 during the three months ended September 30, 2024 increased $1,702 or 9.2% in comparison to the same period in 2023. The increase is primarily attributed to a $362 or 11.1% increase in real estate taxes. Property management increased $887 or 22.1% and utilities increased $365, or 16.1%. Properties acquired after January 1, 2024, account for $347 and $206 of such increases in property management fees and utilities, respectively, during the three months ended September 30, 2024.

Commercial expenses from operations of $1,572 during the three months ended September 30, 2024 increased $56 or 3.7% in comparison to the same period in 2023. The increase is primarily attributed to a $110 or 30% increase in repairs in maintenance. The increase is partially offset by the three disposed commercial properties which accounted for decreases of $17 and $27 for real estate taxes and utilities, respectively, during the three months ended September 30, 2024.

Interest expense of $6,577 during the three months ended September 30, 2024 increased $1,200 or 22.3% in comparison to the same period in 2023. Interest expense related to financing activities increased by $1,031 during the three months ended September 30, 2024 as compared to the same period in 2023. The primary reason for increased interest expense on financing activities is due to the new interest on the  Urban Plains and Lexington Lofts mortgage of $1,032. Overall interest expense will decrease as more debt is paid down. During the three months ended September 30, 2024 interest expense was 15.9% of total revenues.

Depreciation and amortization expense of $7,622 during the three months ended September 30, 2024 increased $1,632 or 27.2% in comparison to the same period in 2023. Properties acquired in 2024 contribute approximately $1,728 to the increase in the expenses during the three months ended September 30, 2024. This is offset by the properties disposed of in 2024 which contribute approximately $52 to the decrease in the expenses during the three months ended September 30, 2024. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended September 30, 2024 and 2023 was 18.4% and 16.6%, respectively.

REIT administration expenses of $1,197 during the three months ended September 30, 2024 decreased $32 or 2.6% in comparison to the same period in 2023, due to $90 in legal fees in relation to the acquisition of the Stonefield property in Bismarck, North Dakota in the three months ended September 30, 2023.

Other expense of $213 during the three months ended September 30, 2024 increased $53 or 33.1% in comparison to the same period in 2023. This is due to an increase in equity in losses of unconsolidated affiliates and decrease in interest income. The decreases were partially offset by a realized gain on sale of real estate investments.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$102,921	$15,114	$118,035	$91,486	$15,444	$106,930
Real Estate Expenses
Real Estate Taxes	11,569	1,478	13,047	9,760	1,635	11,395
Property Management	13,798	648	14,446	11,815	622	12,437
Utilities	8,346	778	9,124	8,764	924	9,688
Repairs and Maintenance	20,229	1,301	21,530	23,233	1,404	24,637
Insurance	4,752	108	4,860	3,874	75	3,949
Total Real Estate Expenses	58,694	4,313	63,007	57,446	4,660	62,106
Net Operating Income	$44,227	$10,801	55,028	$34,040	$10,784	44,824
Interest			17,455			16,064
Depreciation and amortization			20,564			19,026
Administration of REIT			4,083			3,680
Other income			(1,982)			(1,402)
Net Income			$14,908			$7,456

Net Income Attributed to:
Noncontrolling Interest			$9,154			$4,658
Sterling Real Estate Trust			$5,754			$2,798
Dividends per share (1)			$0.8625			$0.8625
Earnings per share			$0.5000			$0.2500
Weighted average number of common shares			11,403			11,050
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $118,035 for the nine months ended September 30, 2024 increased $11,105 or 10.4% in comparison to the same period in 2023. Residential property revenues increased $11,435 and commercial property revenues decreased $330 for the nine months ended September 30, 2024, from the prior year’s comparable nine months ended.

The following table illustrates occupancy percentages for the nine month periods indicated:

	September 30,	September 30,
	2024	2023
Residential occupancy	92.9%	90.5%
Commercial occupancy	90.4%	87.7%

Residential revenues for the nine months ended September 30, 2024 increased $11,435 or 12.5% in comparison to the same period for 2023. Residential properties acquired since January 1, 2024 contributed approximately $4,372 to the increase in total residential revenues in the nine months ended September 30, 2024. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 87.2% of total revenues for the nine months ended September 30, 2024 compared to 85.6% of total revenues for the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, total commercial revenues decreased $330 or 2.1% in comparison to the same period for 2023. The decrease is attributed to the sale of three commercial buildings in 2024 resulting in a $90 decrease in revenue. The decrease is also attributed to the increase of bad debt expense for $210. Commercial revenues comprised 12.8% of the total revenues for the nine months ended September 30, 2024 compared to 14.4% of total revenues for the nine months ended September 30, 2023.

Expenses

Residential expenses from operations of $58,694 during the nine months ended September 30, 2024 increased $1,248 or 2.2% in comparison to the same period in 2023. The increase is primarily attributed to an increase of $1,809 or 18.5% for real estate taxes, $1,983 or 16.8% for property management fees, and $878 or 22.7% for property insurance. The increase is offset by a decrease in repairs and maintenance expense of $3,004 or 12.9% due to deferred projects and repairs being completed in 2023. Properties acquired since January 1, 2024 contributed $381, $474, and $512 to the increase in repairs and maintenance, property management fees, and real estate taxes, respectively.

Commercial expenses from operations of $4,313 during the nine months ended September 30, 2024 decreased $347 or 7.4% in comparison to the same period in 2023. The decrease is primarily attributed to decreases in real estate taxes, utilities and repairs and maintenance of $157, $146, and $103, respectively during the nine months ended September 30, 2024. Additionally, the three disposed commercial buildings in 2024 attributed to the decrease in real estate taxes, utilities, and repairs and maintenance by $45, $27, and $11, respectively.

Interest expense of $17,455 during the nine months ended September 30, 2024 increased $1,391 or 8.7% in comparison to the same period in 2023. Interest expense related to financing activities increased by $1,366 during the nine months ended September 30, 2024 as compared to the same period in 2023. The primary reason for the increase in interest expense on financing activities is due to the increase of $1,275 of interest expense with the new Urbain Plains and Lexington Lofts mortgages. Overall interest expense will continue to decrease as debt is paid down. During the nine months ended September 30, 2024, interest expense was 14.8% of total revenues.

Depreciation and amortization expense of $20,564 for the nine months ended September 30, 2024 increased $1,538 or 8.1% in comparison to the same period in 2023. The primary reason for the increase is attributed to depreciation on properties acquired during the nine months ended September 30, 2024. Amortization expense, however, will continue to decrease as lease intangibles become fully amortized. Depreciation and amortization expense as a percentage of rental income for the nine months ended September 30, 2024 and 2023 at 17.4% and 17.8%, respectively.

REIT administration expenses of $4,083 for the nine months ended September 30, 2024 increased $403 or 11.0% in comparison to the same period in 2023. The increase is due to a one-time advisory fee of $350 in 2024 as well as increased  advisor fees, and external audit fees, of $130 and $33, respectively. This is partially offset by a decrease of $67 in legal fees.

Other income of $1,982 for the nine months ended September 30, 2024, increased $580 or 41.3% in comparison to the same period in 2023. This is primarily due to the increase of $473 related to conversion of real estate investments as well as an increase of $298 in equity in income of affiliates. This is offset by a decrease of $269 interest income during the year 2024 as compared to 2023.

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

Construction in progress as of September 30, 2024, consists primarily of construction at residential properties located in North Dakota and Minnesota. Rosedale Estates located in Roseville, MN has two projects for a parking structure and a parking lot. The parking structure is budgeted for $2,549, of which $2,256 has been incurred. The parking lot has a budget of $5,032, of which $3,341 has been incurred. Remaining construction in progress projects are primarily related to parking lot replacements, rehabs, window and patio replacements, roof upgrades, new CCTV cameras, and various property upgrades on multiple residential properties.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and nine months ended September 30, 2024 and 2023, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September 30, 2024		Three months ended September 30, 2023
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,696	11,512	$1,267	11,157

Add back:
Noncontrolling Interest - Operating Partnership Units	2,742	18,679	2,119	18,591
Depreciation & Amortization from continuing operations (1)	7,120		5,990
Pro rata share of unconsolidated affiliate depreciation and amortization	1,778		1,485
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(241)		—
Funds from operations applicable to common shares and limited partnership units (FFO)	$13,095	30,191	$10,861	29,748
(1)	Excludes the portion allocated to noncontrolling interest in the amount of $502.

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$5,754	11,403	$2,798	11,050

Add back:
Noncontrolling Interest - Operating Partnership Units	9,428	18,686	4,717	18,630
Depreciation & Amortization from continuing operations (1)	19,655		19,026
Pro rata share of unconsolidated affiliate depreciation and amortization	4,974		4,469
Subtract:
Gain on sale of depreciable real estate	(3,069)		(2,596)
Funds from operations applicable to common shares and limited partnership units (FFO)	$36,742	30,089	$28,414	29,680
(1)	Excludes the portion allocated to noncontrolling interest in the amount of $909.

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

As of September 30, 2024, our unrestricted cash resources consisted of cash and cash equivalents totaling $11,145. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $45,992, which could potentially be used as collateral to secure additional financing in future periods.

The Trust maintains a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which also expires in December 2026.  We also have a $14,800 variable rate (Prime minus 1.50%) line of credit agreement with Gate City Bank, which expires in July 2029. The lines of credit are secured by specific properties. At September 30, 2024, the lines of credit have $23,215 available and an unused balance of $17,366 under the agreements. The Trust anticipates it will hold it as a cash resource to the Trust.

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for the Trust.

During the nine months ended September 30, 2024, we sold 302,000 common shares in a private placement. During the nine months ended September 30, 2024, we issued 255,000 and 93,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $7,728. During the nine months ended September 30, 2024, we did not sell any common shares in private placements.  During the nine months ended September 30, 2023, we issued 268,000 and 136,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $8,983.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the nine months ended September 30, 2024, the Trust issued approximately 322,000 limited partnership units of the Operating Partnership value at $23.00 per unit for an aggregate consideration of approximately $7,397 for the purchase of real estate investments. No limited partnership units of the Operating Partnership were issued in relation to the acquisition of real estate investments during the nine months ended September 30, 2023.

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

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Net cash flows provided by operating activities	$34,294	$25,900
Net cash flows (used in) provided by investing activities	$(36,387)	$20,888
Net cash flows (used in) financing activities	$(14,042)	$(32,178)

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

Net cash provided by operating activities was $34,294 and $25,900 for the nine months ended September 30, 2024 and 2023, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $36,387 for the nine months ended September 30, 2024. Net cash provided by investing activities was $20,888 for the nine months ended September 30, 2023 (this does not include the value of UPREIT units issued in connection with investing activities). For the nine months ended September 30, 2024 and 2023, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $41,327 and $7,465, respectively.  Cash outlays related to investments in unconsolidated affiliates were $(6,119) and $2,546 for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, there were proceeds from the maturity of securities for $0 and $24,369, respectively. Proceeds from the sale of real estate investments during the nine months ended September 30, 2024 and 2023, were $9,863 and $5,082, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $14,042 for the nine months ended September 30, 2024. Net cash used in financing was $32,178 for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we paid $20,235 in dividends and distributions, redeemed $9,768 of shares and units, and made mortgage principal payments of $14,522. Net cash used in financing activities was $32,178 for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, we paid $19,686 in dividends and distributions, redeemed $4,455 of shares and units, received $41,250 from new mortgage notes payable, and made mortgage principal payments of $24,668.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2024 to September 30, 2024 totaling $9,873 or $0.8625 per share, of which $4,285 were cash dividends and $5,588 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $34,294 of cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2023 to September 30, 2023 totaling $9,527 or $0.8625 per share, of which $3,757 were cash dividends and $5,770 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $25,900 of cash flows from operations.

The Amended and Restated Dividend Reinvestment Plan, effective January 1, 2025, permits us to provide eligible shareholders with a simple and convenient way to invest dividends as well as additional cash in additional shares of the Trust’s Common Shares. The Plan is intended to be used as a vehicle for long-term investment in the Trust’s common shares of beneficial interest.  The number of common shares of the Trust issuable under the plan is 10,000,000.  The cap on the quarterly dividend reinvestments and quarterly optional cash purchases, in each case, is $25,000.  The Annual cap on purchases under the Dividend Reinvestment Plan is $100,000 and provides participants the ability to exceed such cap with approval of the Trust.

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

The following table presents certain information regarding our dividend coverage:

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Cash flows provided by operations (net income of $14,908 and $7,456, respectively)	$34,294	$25,900
Distributions in excess of earnings received from unconsolidated affiliates	1,706	2,118
Proceeds from sale of real estate investments and non-real estate investments	9,863	5,082
Dividends declared	(9,873)	(9,527)
Excess	$35,990	$23,573

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2024, the Operating Partnership declared distributions totaling $16,096 to holders of limited partnership units in our Operating Partnership, which we paid on April 15; July 15; and October 15, 2024.  Declared distributions are included in dividends payable on the balance sheet. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the nine months ended September 30, 2023, we declared quarterly distributions totaling $16,065 to holders of limited partnership units in our Operating Partnership, which we paid on April 17;  July 17; and October 16, 2023 . Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the nine months ended September 30, 2024, we paid aggregate dividends of $9,745, of which $4,164 were paid with cash flows provided by operating activities and $5,581 were reinvested. Our FFO for the nine months ended September 30, 2024 was $36,742. Therefore, our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2023, we paid aggregate dividends of $9,428, of which $3,580 were paid with cash flows provided by operating activities and $5,848 were reinvested. Our FFO was $28,413 for the nine months ended September 30, 2023. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the nine months ended September 30, 2024, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $128,013 at September 30, 2024. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of September 30, 2024, the Trust had $128,013 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim-Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and interim-Chief Financial Officer have concluded that, as of September 30, 2024, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended September 30, 2024.

Other Sales

During the three and nine months ended September 30, 2024 we did not issue any common shares in exchange for limited partnership units of the Operating Partnership on a one-for-one basis pursuant to redemption requests made by accredited investors pursuant to Section 4 (a) (2) and Rule 506 of Regulation D.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three and nine months ended September 30, 2024:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2024	31,000	3,000	$21.85	1,610,000	1,300,000	$8,937
February 1-29, 2024	14,000	8,000	$21.85	1,624,000	1,308,000	$8,452
March 1-31, 2024	6,000	8,000	$21.85	1,630,000	1,316,000	$8,170
Total	51,000	19,000

April 1-30, 2024	22,000	6,000	$21.85	1,652,000	1,322,000	$7,558
May 1-31, 2024	76,000	94,000	$21.85	1,728,000	1,416,000	$3,833
June 1-30, 2024	34,000	33,000	$21.85	1,762,000	1,449,000	$2,374
Total	132,000	133,000

July 1-31, 2024	17,000	58,000	$21.85	1,779,000	1,507,000	$10,533
August 1-31, 2024	9,000	24,000	$21.85	1,788,000	1,531,000	$10,278
September 1-30, 2024	3,000	2,000	$21.85	1,791,000	1,533,000	$10,228
Total	29,000	84,000

For the three months ended September 30, 2024, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended September 30, 2024, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective June 20, 2024, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $75,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of September 30, 2024, was $19,920. The redemption price for such shares and units redeemed under the plan was fixed at $21.85 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2024 and December 31, 2023; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 6, 2024

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Megan E. Schreiner
Megan E. Schreiner
Interim Chief Financial Officer
(Principal Financial Officer)