Form 10-K
period 2024-12-31
Sterling Real Estate Trust
filed 2025-03-19
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There is no established public market for the registrant’s shares of common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 19, 2025
Common Shares of Beneficial Interest, $0.01 par value per share	12,891,389

Documents Incorporated by Reference: Portions of Sterling’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which Sterling intends to file with the Securities and Exchange Commission within 120 days after the end of Sterling’s fiscal year ended December 31, 2024, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If Sterling does not file its Proxy Statement on or before 120 days after the end of its 2024 fiscal year, Sterling will file the required information in an amendment to this Annual Report on Form 10-K.

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

PART I

All dollar amounts in this Form 10-K are stated in thousands, with the exception of share and per share amounts, unless otherwise indicated.

ITEM 1.  BUSINESS

GENERAL

Sterling Real Estate Trust (“we,” “us,” “our,” “Company,” “Trust” or “Sterling”) is a real estate investment trust (“REIT”). Sterling was registered in North Dakota as an unincorporated business trust in December 2002.  References in this Annual Report on Form 10-K to the “Company,” “Sterling,” “Trust,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors.  As of December 31, 2024, we owned directly or through our Operating Partnership, 177 properties in 12 states.

UPREIT Structure

The Trust operates as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, the Trust conducts substantially all investment activities and holds substantially all of the Trust’s assets through the Operating Partnership Sterling Properties, LLLP. The Trust controls the Operating Partnership as the general partner and owns approximately 40.80% of the Operating Partnership as of December 31, 2024. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, the proportionate shares of the assets and income of the Operating Partnership are deemed to be the assets and income of the Trust.

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

Operating Partnership

Sterling Properties, LLLP was formed as a North Dakota limited liability limited partnership in April 2003 to acquire, own and operate properties on the Trust’s behalf. The Operating Partnership holds a diversified portfolio of multifamily dwellings and commercial properties located principally in the upper and central Midwest United States.

Since formation, the Trust’s focus has consisted of owning and operating income-producing real estate properties. In 2006, the Trust held 23 total properties approximating $56,265 in total assets, in the Operating Partnership. Between 2007 and 2024, the Trust focused extensively on strengthening the multifamily component of the portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties are located in North Dakota. The portfolio has grown to 177 properties, approximating $940,912 in total assets, and book equity, including noncontrolling interests, of approximately $332,132 as of December 31, 2024. As of December 31, 2024, the portfolio contained approximately 11,955 apartment units and 1,187,000 square feet of leasable commercial space.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor, Sterling Management LLC, to conduct our day-to-day affairs.  The Company’s employees are employees of Sterling Management LLC.

Advisor to the Trust

Sterling Management, LLC, a related party to the Trust, is a North Dakota limited liability company formed in November 2002, is the external Advisor to the Trust (the Advisor). The Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf.  The Advisor is 100% owned by Trustmark Enterprises, Inc., formerly known as Alloy, a North Dakota corporation (“Trustmark”).  Trustmark is owned in part by the Trust’s Chief Executive Officer and Trustee Kenneth P. Regan, by Trustee James S. Wieland, by the Trust’s President Megan E. Schreiner, by the Trust’s Chief Financial Officer and Treasurer Elizabeth A. Reich, by the Trust’s General Counsel and Secretary Michael P. Carlson, by the Trust’s Chief Investment Officer Luke B. Swenson, and by the Trust’s Vice President David F. Perkins.  Messrs. Regan, Carlson, Swenson, and Perkins and Mmes. Schreiner and Reich all serve as officers of the Advisor. Messrs. Regan, Wieland, Carlson, Swenson, and Perkins and Mmes. Schreiner and Reich also all serve on the Advisor’s Board of Governors. The Advisor’s employee base has seen considerable growth, both in number and expertise, since its inception.

Audit and Disclosure Committee

The Audit and Disclosure Committee was established by the Board of Trustees to assist the Board in fulfilling its fiduciary duties and oversight responsibilities. The Audit and Disclosure Committee assists the Board by overseeing the integrity of the Trust’s financial statements, financial reporting and disclosure processes, internal accounting and financial controls and the annual independent audit of the Trust’s financial statements. The Audit and Disclosure Committee also oversees the establishment and maintenance of processes to assure the Trust’s compliance with all applicable laws, regulations, and Trust policy, including compliance with filing requirements under the Exchange Act and the rules and regulations promulgated thereunder. In performing its work, it is the Audit and Disclosure Committee’s responsibility to foster free and open means of communication between the Trustees, the independent auditors and the Trust’s financial managers. Our Audit and Disclosure Committee is currently comprised of Trustees Timothy A. Hunt (Chair of the Committee), Gregory P. Hammes, Timothy L. Haugen, Michelle L. Korsmo, and Mark T. Polovitz.

Board of Trustees and Executive Officers

The Trust operates under the direction of our Board of Trustees, the members of which are accountable to both the Trust and its shareholders. The Trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluate the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 21, 2024, effective April 1, 2024 until December 31, 2024. The Board of Trustees has provided investment guidance for the Advisor to follow and must approve each investment recommended by the Advisor. Currently, the Advisor has eight members on the Board, six of whom are independent.

Although the Trust has executive officers, it does not have any paid employees. The President, Chief Executive Officer, Chief Investment Officer, Chief Financial Officer and Treasurer, General Counsel and Secretary, and Vice President of the Trust, are also officers, employees, and governors of our Advisor. Among others, such executive officers oversee the Advisor’s day-to-day operations with respect to the Trust. However, when doing so, such executive officers are acting on behalf of the Advisor in performing the Advisor’s obligations under the Advisory Agreement. Generally, the only services performed by the Trust’s executive officers are those required by law or regulation, such as executing documents as required by North Dakota law and providing certifications required by the federal securities laws.

Organizational Structure

On January 1, 2021, the Advisor was acquired by Trustmark Enterprises, Inc. in an equity transfer, and is now the wholly-owned subsidiary of Trustmark Enterprises, Inc.

The following chart shows the relationship structure with the Advisor:

(1)	As of December 31, 2024, the Advisor was owned 100% by Trustmark Enterprises, Inc. Trustmark was owned in part by the Trust’s Chief Executive Officer and Trustee Kenneth P. Regan (34.00%), by Trustee James S. Wieland (25.00%), by the Trust’s President Megan E. Schreiner (8.00%), by the Trust’s Chief Financial Officer and Treasurer Elizabeth A. Reich (5.00%), by the Trust’s General Counsel and Secretary Michael P. Carlson (3.00%), by the Trust’s Chief Investment Officer Luke B. Swenson (2.00%), and by the Trust’s Vice President David F. Perkins (2.00%). Messrs. Regan, Carlson, Swenson, and Perkins and Mmes. Schreiner and Reich all serve as officers of the Advisor. Messrs. Regan, Wieland, Carlson, Swenson, and Perkins and Mmes. Schreiner and Reich also all serve on the Advisor’s Board of Governors.
(2)	Sterling Management, LLC serves as Advisor to both the Trust and the Operating Partnership. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 1.49% and 1.86%, respectively, of our shares as of December 31, 2024.
(3)	The Trust controls the Operating Partnership as the general partner and owns approximately 40.80% of the Operating Partnership as of December 31, 2024. Messrs. Regan and Wieland beneficially owned and had voting power over approximately 17.26% and 5.90%, respectively, of the Operating Partnership as of December 31, 2024.

CORE INVESTMENT OBJECTIVES AND STRATEGY

Investment Objectives

The Trust’s primary investment objectives are to:

●	Acquire quality real estate properties or interests in real estate properties that can provide stable cash flow for distribution to our shareholders, preservation of capital and realization of long-term capital appreciation upon the sale of such properties;
●	Offer an investment option in which the value of the common shares is correlated to real estate as an asset class rather than traditional asset classes such as stocks and bonds; and
●	Provide a hedge against inflation through use of month-to-month rentals or short-term and long-term lease arrangements with rental properties tenants.

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

SEGMENT DATA

Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the Company's CODM for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s segments are organized in a manner consistent with which discrete financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance.

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the CODM. The CODM is the Company’s chief executive officer.

Each of the operating segments are directly responsible for revenue and expenses related to their operations, including direct segment general and administrative expenses. The CODM assesses the performance of each operating segment using information about operating income (loss) as the primary measure of performance but does not evaluate segments using discrete asset information. There were no material inter-segment transactions during the years ended December 31, 2024, 2023 and 2022, and the Company does not allocate depreciation and amortization, interest, administration of REIT, loss on impairment of property or other income (loss) to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

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

Generally, there are multifamily and other similar commercial properties within relatively close proximity to each of our properties. Our retail properties primarily consist of restaurants, beauty and cosmetics, clothing and home furnishings department stores, and pharmacies. In addition to competitor retail properties with similar business models, we and our tenants face increasing competition from outlet malls, internet shopping websites, discount shopping clubs, catalog companies, direct mail and telemarketing.

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

Compliance with these laws, rules, and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition, or ability to pay dividends. We do not believe our existing portfolio as of December 31, 2024 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances, or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

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

Our purpose is to acquire and hold real estate investments as long-term investments. The primary income that will be generated by us will be the profits, if any, from the operation or holding of the real estate and upon the resale of the investments. If circumstances arise which cause an investment to become undesirable or remain at its current value or decrease in value, we may generate a loss.

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

Our future success substantially depends on the active participation of our executive management team, including Kenneth Regan (Chief Executive Officer and trustee), Megan Schreiner (President), Elizabeth Reich (Chief Financial Officer and Treasurer), Luke Swenson (Chief Investment Officer), Michael Carlson (General Counsel and Secretary), David Perkins (Vice President), and other members of the Advisors management team. These individuals hold extensive experience in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business, locating desirable real estate investments, arranging necessary financing, and managing our properties. Losing the services of individuals without replacing their position with someone of the same competence and experience could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us. See “Risks Related to Conflicts of Interest.”

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

Many of our costs, such as operating and general and administrative expenses, real estate acquisition, and construction costs, could be adversely impacted by periods of heightened inflation.

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

The current estimated value of our common stock as of January 1, 2025, is $24.00 per share. The methodology used by our Board to determine this value was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain and certain additional information. No formal valuation has been undertaken by us. Our valuation process involves a number of estimates, assumptions and subjective judgments that may not be accurate and complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles. A shareholder should not rely on the estimated value per share as being an accurate or precise measure of the then-current value of the shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest dividends by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

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

Risks Related to Our Relationship with the Advisor and Its Affiliates

We depend on our Advisor for the day-to-day management and successful operations of the REIT, and if required, we may not be able to find a suitable replacement advisor.

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

Under our Third Amended and Restated Declaration of Trust, we have the discretion to invest up to 10% of our total assets in undeveloped property. When we invest in undeveloped property, such property does not generate operating revenue while costs are incurred to develop the property and may generate other expenses including property taxes and insurance. In addition, construction and development of such properties may not be completed within budget or as scheduled and projected rental levels may not be achieved. In addition to the risks of real estate investments in general, an investment in undeveloped property is subject to additional risks, including the expense and delay which may be associated with rezoning the land for a higher use and the development and environmental concerns of governmental entities and/or community groups. Therefore, we will not generate income on such property until development is completed and we begin leasing the property.

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

If a commercial tenant experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Delayed rental payments could adversely affect cash flow available for dividends. If a commercial tenant declares bankruptcy or becomes insolvent, it may adversely affect the income produced by our properties. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. However, if a tenant files for bankruptcy, we cannot evict the tenant solely because of such bankruptcy. If a court authorizes the commercial tenant to reject and terminate its lease with us, our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. In addition, it is unlikely a bankrupt tenant would pay in full amounts it owes us under a lease. Additionally, we may be required to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant, as well as lower our rental rates to reflect any decline in market rents. This shortfall could adversely affect our cash flow and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

With oversight from the Board of Trustees, the Advisor is responsible for managing all cyber risks and overseeing our security programs. Cybersecurity risk management has been delegated to the Advisor’s executive officers, with day-to-day management carried out by the Advisor’s Chief Financial Officer (CFO), Elizabeth Reich.

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

The Advisor partners with several third-party technology providers to monitor and protect internal IT infrastructure and data. The Advisor has hired Marco Technologies as the organization’s Managed IT provider with tools that systematically update hardware and software while also monitoring uptime to ensure seamless business operations. Marco Technologies also provides cyber security trainings, which all Advisor personnel are required to complete on a monthly basis. The Advisor utilizes Red Canary to provide 24/7 monitoring on all end points with triggers to isolate and mitigate any suspicious cyber activity. Finally, High Point Networks provides physical and cloud-based network data backup solutions for the Advisor. In collaboration with the Advisor, an extensive data back-up plan is in place with Return to Operations objectives of less than 24 hours. Although our CFO does not come from an information technology background, she relies on her extensive organization and project management experience to coordinate and manage the third-party providers who perform our cybersecurity function and to implement our cybersecurity incident response plan described below.

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

The majority of our real estate investments are managed by a third party. Property management firms usually receive between 2% and 5% of gross rent collection for their services. Substantially all of our commercial revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. Additionally, commercial revenue may also include the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. More than half of our existing commercial property leases as of December 31, 2024 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2024, we owned 177 properties located in 12 states, containing approximately 11,955 apartment units and 1,187,000 square feet of leasable commercial space. The residential and commercial portfolio of properties includes a diversified mixture of multifamily, single, and multi-tenant retail and office buildings as well as industrial and medical facility properties. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota.

As of December 31, 2024, approximately 82.7% (based on cost) of the properties were apartment communities. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases of less than a year.

As of December 31, 2024, approximately 17.3% (based on cost) of the properties were comprised of industrial, office, retail and medical commercial properties. Most commercial properties are leased to a variety of tenants under long-term leases.

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

The below table sets forth certain information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2024 (in thousands, except units or leasable sq. ft.).

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2024
Amberwood Court	Grand Forks, ND	2016	96	$4,300	98.96%
Arbor	Bismarck, ND	2013	12	696	100.00%
Arbor II	Bismarck, ND	2013	12	700	100.00%
Arbor III	Bismarck, ND	2013	12	760	91.67%
Ashbury	Fargo, ND	2013 & 2016	61	4,139	96.72%
Auburn II	Fargo, ND	2007	24	1,111	95.83%
Autumn Ridge	Grand Forks, ND	2004	144	10,418	93.75%
Barrett Arms	Crookston, MN	2014	24	1,281	95.83%
Bayview	Fargo, ND	2007	100	6,151	94.00%
Bell Plaza* (FKA Northland Plaza)	Bloomington, MN	2015	299,671	46,908	79.00%
Belmont	Bismarck, ND	2020	26	1,601	92.31%
Berkshire	Fargo, ND	2008	12	525	83.33%
Betty Ann	Fargo, ND	2009	24	1,056	87.50%
Biolife Plasma Center	Bismarck, ND	2008	11,737	2,695	100.00%
Biolife Plasma Center	Grand Forks, ND	2008	13,165	2,847	100.00%
Biolife Plasma Center	Janesville, WI	2008	12,225	2,230	100.00%
Biolife Plasma Center	Mankato, MN	2008	12,965	3,935	100.00%
Biolife Plasma Center	Marquette, MI	2008	11,737	3,128	100.00%
Biolife Plasma Center	Onalaska, WI	2008	12,180	2,384	100.00%
Biolife Plasma Center	Oshkosh, WI	2008	12,191	2,143	100.00%
Biolife Plasma Center	Sheboygan, WI	2008	12,965	2,482	100.00%
Biolife Plasma Center	Stevens Point, WI	2008	13,190	2,425	100.00%
Birchwood I	Fargo, ND	2017	12	564	75.00%
Birchwood II	Fargo, ND	2017	54	3,014	90.74%
Bluemont Lakes Financial Center	Fargo, ND	2004	31,307	5,321	88.51%
Bradbury	Bismarck, ND	2018	96	6,170	95.83%
Briar Pointe	Fargo, ND	2021	30	1,935	93.33%
Bridgeport	Fargo, ND	2016	120	8,561	88.33%
Bristol Park	Grand Forks, ND	2016	80	5,959	93.75%
Brookfield	Fargo, ND	2008	72	2,680	87.50%
Brownstone	Fargo, ND	2021	72	4,458	90.28%
Cambridge (FKA 44th Street)	Fargo, ND	2013	42	2,575	95.24%
Candlelight	Fargo, ND	2012	66	2,452	90.91%
Carling Manor	Grand Forks, ND	2008	12	891	83.33%
Carlton Place	Fargo, ND	2008	213	9,441	86.85%
Carr	Fargo, ND	2017	18	878	88.89%
Cedars 4	Fargo, ND	2018	18	1,294	72.22%
Chandler 1802	Grand Forks, ND	2014	24	1,434	95.83%
Chandler 1834	Grand Forks, ND	2018	12	722	83.33%
Chandler 1866	Grand Forks, ND	2005	12	384	100.00%
Chandler 1898	Grand Forks, ND	2022	12	587	100.00%
Cherry Creek (FKA Village)	Grand Forks, ND	2008	35	2,282	94.29%
Cobalt Apartments	Fort Worth, TX	2022	270	54,955	92.96%
Columbia West	Grand Forks, ND	2008	70	4,512	98.57%
Country Club	Fargo, ND	2011	40	1,843	90.00%
Countryside	Fargo, ND	2011	24	1,072	91.67%
Courtyard	St. Louis Park, MN	2013	152	9,303	88.16%
Dairy Queen	Dickinson, ND	2012	2,811	988	100.00%
Dairy Queen	Moorhead, MN	2011	2,712	1,033	100.00%
Dakota Manor	Fargo, ND	2014	54	3,251	96.30%
Danbury	Fargo, ND	2007	134	8,042	90.30%
Deer Park	Hutchinson, MN	2022	138	14,879	91.30%
Dellwood Estates	Anoka, MN	2013	132	12,416	90.15%
Desoto Estates	Grand Forks, ND	2022	68	5,992	94.12%
Desoto Townhomes	Grand Forks, ND	2022	24	3,292	100.00%
Diamond Bend	Mandan, ND	2022	78	10,751	94.87%
Eagle Run	West Fargo, ND	2010	144	7,354	90.97%
Eagle Sky I	Bismarck, ND	2016	20	1,643	100.00%
Eagle Sky II	Bismarck, ND	2016	20	1,719	100.00%
East Bridge	Fargo, ND	2017	58	6,490	94.83%

Eastbrook	Bismarck, ND	2020	24	1,500	91.67%
Echo Manor	Hutchinson, MN	2014	30	1,198	100.00%
Eide Bailly Building***	Fargo, ND	2007	74,646	11,839	100.00%
Emerald Court	Fargo, ND	2008	24	1,188	79.17%
Emory North Liberty***	North Liberty, IA	2024	148	33,017	49.32%
Evergreen Terrace	Omaha, NE	2020	144	9,515	90.28%
Fairview	Bismarck, ND	2008	84	5,499	98.81%
Family Dollar Store	Mandan, ND	2010	9,100	870	100.00%
Flagstone	Fargo, ND	2021	120	7,795	90.91%
Flickertail	Fargo, ND	2008	180	8,480	89.44%
Forest Avenue	Fargo, ND	2013	20	830	90.00%
Four Points Office Building	Fargo, ND	2007	12,681	1,494	100.00%
Foxtail Creek Townhomes	Fargo, ND	2020	30	1,488	100.00%
Galleria III	Fargo, ND	2010	18	1,210	88.89%
Garden Grove	Bismarck, ND	2016	95	7,274	96.84%
Georgetown	Fridley, MN	2014	468	37,479	92.09%
Glen Pond	Eagan, MN	2011	528	44,859	93.18%
Goldmark Office Park	Fargo, ND	2007	127,238	23,479	100.00%
Grand Forks Marketplace**	Grand Forks, ND	2003	182,588	28,603	100.00%
Granger Court	Fargo, ND	2013	59	4,595	91.53%
Great American Insurance Building	Fargo, ND	2005	14,796	2,270	100.00%
Guardian Building Products	Fargo, ND	2012	100,600	3,340	100.00%
Hannifin	Bismarck, ND	2013	14	860	100.00%
Harrison Richfield	Grand Forks, ND	2007	140	8,564	100.00%
Hartford	Fargo, ND	2018	30	1,421	86.67%
Hawn	Fargo, ND	2020	48	2,929	89.58%
Highland Meadows	Bismarck, ND	2011	144	10,865	96.53%
Hunter’s Run I	Fargo, ND	2007	12	483	91.67%
Hunter’s Run II	Fargo, ND	2008	12	518	100.00%
Huntington	Fargo, ND	2015	10	448	90.00%
Islander	Fargo, ND	2011	24	1,419	91.67%
Kennedy	Fargo, ND	2013	12	818	75.00%
Lexington Lofts 1****	Circle Pines, MN	2024	223	42,705	92.83%
Lexington Lofts 2****	Circle Pines, MN	2024	132	27,104	84.85%
Library Lane	Grand Forks, ND	2007	60	3,024	95.00%
Madison (FKA Columbine)	Grand Forks, ND	2015	12	792	100.00%
Maple Ridge	Omaha, NE	2008	174	11,018	87.36%
Maplewood	Maplewood, MN	2014	240	18,312	94.17%
Maplewood Bend	Fargo, ND	2009 and 2010	183	7,764	91.80%
Martha Alice	Fargo, ND	2009	24	1,102	95.83%
Mayfair (FKA Colony Manor)	Grand Forks, ND	2008	24	1,511	87.50%
Midtown Plaza	Minot, ND	2004	17,808	1,342	64.98%
Monticello	Fargo, ND	2013	18	989	77.78%
Montreal Courts	Little Canada, MN	2013	444	31,270	91.89%
Morningside	Fargo, ND	2018	17	803	88.24%
Newgate	Bismarck, ND	2022	46	2,480	97.83%
Oak Court	Fargo, ND	2008	81	3,321	91.36%
Oakview Townhomes (FKA Arrowhead)	Grand Forks, ND	2017	82	6,442	96.34%
O'Reilly Auto Store	Mandan, ND	2010	6,300	591	100.00%
Oxford	Fargo, ND	2021	145	10,374	91.03%
Pacific Park I	Fargo, ND	2013	30	1,064	80.00%
Pacific Park II	Fargo, ND	2013	39	1,182	92.31%
Pacific South	Fargo, ND	2013	15	635	80.00%
Park Circle	Fargo, ND	2017	18	937	94.44%
Parkview Arms	Bismarck, ND	2015	62	4,904	88.71%
Parkway Office (FKA Echelon Building)	Fargo, ND	2006	16,937	1,893	-%
Parkwest Gardens	West Fargo, ND	2014	143	8,548	90.28%
Parkwood	Fargo, ND	2008	40	1,587	87.50%
Pebble Creek	Bismarck, ND	2008	70	2,881	97.14%
Pinehurst	Fargo, ND	2021	210	15,077	89.05%
Plumtree	Fargo, ND	2017	18	941	94.44%
Prairiewood Court I & II	Fargo, ND	2006 and 2007	60	2,526	95.00%
Prairiewood Meadows	Fargo, ND	2012	88	6,361	93.18%
Quail Creek	Springfield, MO	2015	164	11,283	91.38%
Robinwood	Coon Rapids, MN	2014	120	8,399	94.17%
Rosedale Estates	Roseville, MN	2014	360	35,074	95.00%
Rosegate	Fargo, ND	2008	90	4,026	85.56%
Rosser	Bismarck, ND	2020	24	1,515	95.83%

Roughrider	Grand Forks, ND	2016	12	759	91.67%
Saddlebrook	West Fargo, ND	2008	60	1,804	86.67%
Sage Park (FKA Brighton Village)	New Brighton, MN	2014	240	18,050	93.33%
Sargent	Fargo, ND	2017	36	1,801	94.44%
Schrock	Fargo, ND	2013	18	811	88.89%
SE Brooklyn Park****	Brooklyn Park MN	2022	144	30,933	96.60%
SE Maple Grove, LLC****	Maple Grove, MN	2021	161	32,101	95.70%
SE Rogers, LLC****	Rogers, MN	2022	165	32,504	95.20%
SE Savage, LLC****	Savage, MN	2021	190	36,823	95.30%
Sheridan Pointe	Fargo, ND	2013	48	2,969	93.75%
Sierra Ridge	Bismarck, ND	2006 and 2011	136	11,257	95.59%
Somerset	Fargo, ND	2008	75	4,340	89.33%
Southgate	Fargo, ND	2007	162	6,667	91.36%
Southview III	Grand Forks, ND	2011	18	778	94.44%
Southview Village	Fargo, ND	2007	72	3,805	94.44%
Spring	Fargo, ND	2013	25	1,053	80.00%
ST Fossil Creek*	Fort Worth, TX	2023	228	49,977	84.65%
ST Oak Cliff*	Dallas, TX	2023	318	49,102	95.91%
Stanford Court	Grand Forks, ND	2013	96	5,040	96.88%
Stonefield	Bismarck, ND	2014	192	29,079	90.10%
Stony Brook	Omaha, NE	2009	148	12,048	90.54%
Summerfield	Fargo, ND	2015	18	862	88.89%
Summit Point	Fargo, ND	2015	87	6,983	97.70%
Sunchase	Fargo, ND	2017	36	1,974	94.44%
Sunset Ridge	Bismarck, ND	2008 and 2010	180	12,485	95.51%
Sunview	Grand Forks, ND	2008	36	2,085	100.00%
Sunwood Estates	Fargo, ND	2007	80	4,667	91.25%
Thunder Creek	Fargo, ND	2018	57	5,476	94.74%
Titan Machinery	Bismarck, ND	2015	22,293	2,376	100.00%
Titan Machinery	Dickinson, ND	2012	17,760	1,850	100.00%
Titan Machinery	Fargo, ND	2012	29,800	3,243	100.00%
Titan Machinery	Marshall, MN	2011	67,600	4,029	100.00%
Titan Machinery	Minot, ND	2012	23,690	2,272	100.00%
Titan Machinery	North Platte, NE	2016	18,910	1,593	100.00%
Titan Machinery	Sioux City, IA	2013	36,332	2,787	100.00%
Trustmark	Fargo, ND	2020	43,253	13,560	100.00%
Twin Oaks	Hutchinson, MN	2014	80	4,476	96.25%
Twin Parks	Fargo, ND	2008	66	2,625	96.97%
Urban Plains	Fargo, ND	2024	415	44,021	94.70%
Valley Home Duplexes	Grand Forks, ND	2015	24	2,621	91.67%
Valley View	Golden Valley, MN	2014	72	7,831	95.83%
Village Park	Fargo, ND	2008	60	2,582	95.00%
Village West	Fargo, ND	2008	80	3,024	86.25%
Walgreens	Alexandria, LA	2009	14,560	4,063	100.00%
Walgreens	Batesville, AR	2009	14,820	6,877	100.00%
Walgreens	Denver, CO	2011	17,228	4,706	100.00%
Walgreens	Fayetteville, AR	2009	13,650	5,368	100.00%
Walgreens	Laurel, MS	2010	14,820	4,264	100.00%
Washington	Grand Forks, ND	2016	17	745	93.75%
Wells Fargo Building	Duluth, MN	2007	98,068	6,035	74.09%
West Oak	Fargo, ND	2017	18	913	88.89%
Westcourt	Fargo, ND	2014	64	4,112	89.06%
Westwood Estates	Fargo, ND	2008	200	9,027	90.50%
Willow Park	Fargo, ND	2008	102	6,897	90.20%
Wolf Creek	Fargo, ND	2020	54	5,364	85.19%
Woodland Pines (FKA Fredericksburg)	Omaha, NE	2018	173	14,128	94.22%

* 70.00% ownership interest
** 66.67% ownership interest
*** 50.00% ownership interest
**** 60% ownership interest

Geography

Of our 177 properties, 137 are located in North Dakota, with 83 being located in the greater Fargo, North Dakota and Moorhead, Minnesota metropolitan statistical area. The North Dakota region generated approximately 52.2% of our rental revenue for the year ended December 31, 2024.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of the year ended December 31, 2024 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$558,681	51.0%	$83,415	52.4%
Minnesota	378,665	34.6%	56,710	35.6%
Other	158,069	14.4%	19,181	12.0%
	$1,095,415	100.0%	$159,306	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, the 2024 estimated combined population of the Fargo, West Fargo and Moorhead metro area was 218,790 people.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2024:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	3.7%	3.9	3.9%	3.9%	4.0%	4.1%	4.2%	4.2%	4.1%	4.1%	4.2%	4.1%
North Dakota (1)	1.9%	2.0%	2.0%	2.0%	2.0%	2.1%	2.2%	2.3%	2.3%	2.4%	2.4%	2.5%
(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Acquisitions and Dispositions

We had two acquisitions, entered into one transaction with an unconsolidated affiliate, and had nine dispositions of property during the year ended December 31, 2024. We had no acquisitions and two dispositions of property during the year ended December 31, 2023. We had eight acquisitions and five dispositions of property during the year ended December 31, 2022.

Capitalization rates are a key decision-making item used by the Board. In making acquisitions, the Board currently targets capitalization rates between 6.0 to 10.0%, depending on the amount of risk involved. For those properties with greater risk, the Board targets higher capitalization rates (9.0% or greater). For those properties exhibiting less risk, a lower capitalization risk is acceptable. For potential acquisitions, the Board also requires an adequate spread between the financing on the property and the capitalization rate. Capitalization rates for acquisitions are calculated using projected net operating income divided by the investment. Net operating income is calculated by taking GAAP net income and adding back depreciation, amortization, and interest expense. Capitalization rates for dispositions are calculated in the same way with the exception of using historical, rather than projected, net operating income. The market has seen an increase in investors, driving up overall acquisition prices, thus lowering capitalization rates below the target thresholds set by the Board.

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

Tenants

Our tenants are varied and consist of individuals and national, regional, and local businesses. Our commercial properties generally attract a mix of tenants. In each of 2024, 2023 and 2022, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, and medical. Within our office, retail, and industrial properties, we have over 100 tenants who operate in various industries, including restaurants, pharmacy, medical, financing, banking, insurance, professional services, technology, wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one-year periods. The following table lists a summary, as of December 31, 2024, of lease expirations on non-residential properties scheduled to occur during each of the ten calendar years from 2024 to 2034 and thereafter, assuming that tenants exercise no renewal options or early termination rights.  Base rents do not include CAM (common area maintenance).

The table is based on leases on December 31, 2024 for our non-residential properties including our unconsolidated affiliates (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring		% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent		Base Rent
Month-to-Month	2	8,743	0.82%		$24,068	0.21%
2025	14	51,638	4.82%		649,122	5.71%
2026	11	151,630	14.14%		1,092,588	9.61%
2027	14	84,556	7.89%		638,192	5.61%
2028	9	91,680	8.55%		1,026,502	9.03%
2029	9	97,226	9.07%		1,142,534	10.05%
2030	11	145,343	13.56%		2,156,624	18.97%
2031	2	94,907	8.85%		1,456,597	12.82%
2032	6	253,641	23.66%		2,457,157	21.63%
2033	3	25,365	2.37%		380,102	3.34%
2034	2	32,048	2.99%		343,733	3.02%
Thereafter	3	35,202	3.28%		—	0.00%
Total	86	1,071,979	100.00%		$11,367,219	100.00%

Mortgage Notes Secured by the Properties

On December 31, 2024, we had $566,627 in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2025	$62,228
2026	71,332
2027	78,971
2028	42,581
2029	85,597
Thereafter	225,918
$566,627

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

Shareholders and Unit Holders

As of March 19, 2025, we had 12,891,389, common shares of beneficial interests outstanding, held by a total of 1,146 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 19, 2025, there were approximately 18,548,420 limited partnership units of our Operating Partnership outstanding held by approximately 519 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the Operating Partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest in lieu of delivering cash. The numbers of common shareholders and limited partners is based on the Company’s records. There is no public trading market for our common shares or the limited partnership units of our Operating Partnership.

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

	Dividends Per		Reinvested
2024 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.287500	$1,622	$2,066	$3,688	(a)
September 30	$0.287500	1,458	1,906	3,364
June 30	$0.287500	1,407	1,844	3,251
March 31	$0.287500	1,419	1,838	3,257
		$5,906	$7,654	$13,560

	Dividends Per		Reinvested
2023 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.287500	$1,337	$1,899	$3,236	(a)
September 30	$0.287500	1,323	1,884	3,207
June 30	$0.287500	1,283	1,890	3,173
March 31	$0.287500	1,151	1,996	3,147
		$5,094	$7,669	$12,763

(a)	Fourth quarter dividends paid on January 15th of the following year, for the year ended December 31, 2024. Fourth Quarter dividends were paid on January 16th of the following year, for the year ended December 31, 2023.

The Trust expects that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions, or the Board determines other action prudent.

Sale of Securities

During the year ended December 31, 2024, the Trust issued approximately 322,000 limited partnership units of the Operating Partnership valued at $23.00 per unit for an aggregate consideration of $7,396, for the purchase of real estate investments. At the sole and absolute discretion of the Operating Partnership, and so long as our redemption plans exist, and applicable holding periods are met, limited partners may request the Operating Partnership to redeem their limited partnership units for common shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share. The units were sold to accredited investors unaffiliated with the Operating Partnership in private placement transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of such Act.

Other Sales

During each of the years ended December 31, 2024, 2023 and 2022, there were no common shares of the Trust issued in exchange for limited partnership units of the Operating Partnership.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the year ended December 31, 2024.

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2024	31,000	3,000	$21.85	1,610,000	1,300,000	$8,937
February 1-29, 2024	14,000	8,000	$21.85	1,624,000	1,308,000	$8,452
March 1-31, 2024	6,000	8,000	$21.85	1,630,000	1,316,000	$8,170
Total	51,000	19,000

April 1-30, 2024	22,000	6,000	$21.85	1,652,000	1,322,000	$7,558
May 1-31, 2024	76,000	94,000	$21.85	1,728,000	1,416,000	$3,833
June 1-30, 2024	34,000	33,000	$21.85	1,762,000	1,449,000	$2,374
Total	132,000	133,000

July 1-31, 2024	17,000	58,000	$21.85	1,779,000	1,507,000	$20,726
August 1-31, 2024	9,000	24,000	$21.85	1,788,000	1,531,000	$20,010
September 1-30, 2024	3,000	2,000	$21.85	1,791,000	1,533,000	$19,920
Total	29,000	84,000

October 1-31, 2024	24,000	46,000	$21.85	1,815,000	1,579,000	$18,392
November 1-30, 2024	12,000	1,000	$21.85	1,827,000	1,580,000	$18,126
December 1-31, 2024	4,000	12,000	$21.85	1,831,000	1,592,000	$17,774
Total	40,000	59,000

For the year ended December 31, 2024, the Trust redeemed all shares or units for which we received redemption requests.  In addition, for the year ended December 31, 2024, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective June 20, 2024, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $75,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of December 31, 2024, was $17,774. The redemption price for such shares and units redeemed under the plan was fixed at $22.80 per share or unit, which became effective January 1, 2025. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

Exempt Offering of Securities

On August 1, 2024, we commenced an offering (the “Offering”) of up to $30,000 in shares of our common stock, which amount was increased to $33,000 in shares of our common stock on December 12, 2024. The securities offering was facilitated in reliance upon safe harbor exemptions from the registration requirements provided by Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act relating to sales not involving any public offering. The securities were offered and sold only to purchasers who are “accredited investors,” as defined in Rule 501 of Regulation D of the Securities Act, and without the use of general solicitation, as that concept is embodied in Regulation D. In addition to sales of common stock for cash, we have adopted a dividend reinvestment plan, which permits stockholders to reinvest their distributions back into the Company.

ITEM 6. [RESERVED]

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

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within this section is focused on the years ended December 31, 2024 and 2023, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2022, including year-to-year comparisons between 2023 and 2022, can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 177 properties containing 11,955 apartment units and approximately 1,187,000 square feet of leasable commercial space as of December 31, 2024. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $857,999, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

Impairment of Real Estate Investments

The Trust’s investment properties are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To assess potential impairment of the real estate portfolio, the Trust initially performs a screen test and reviews the net book value (NBV) of each property, compares the trailing twelve months (T12) net operating income (NOI) against the prior year’s T12 NOI, and evaluates key assumptions, including the anticipated hold period and applicable capitalization rates, to determine whether any indicators of impairment exist.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on evaluation, there was no impairment recorded during the year ended December 31, 2024. There was one impairment loss of $2,603 and $561 during the years ended December 31, 2023 and December 31, 2022, respectively.

Acquisition of Real Estate Investments

The Company allocates the purchase price of properties that meet the definition of an asset acquisition to net tangible and identified intangible assets acquired based on their relative fair values. In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio, and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing, and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the year ended December 31, 2024 included elsewhere in this report.

Principal Business Activity

The Operating Partnership currently directly owns 177 properties. Of these, 140 residential properties located in North Dakota, Minnesota, Missouri, Nebraska and Texas and are principally multifamily apartment buildings. The remaining 37 are commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, and medical properties.  The Trust’s mix of properties is 82.7% residential and 17.3% commercial (based on cost) with a total carrying value of $857,999 at December 31, 2024. The Trust has no properties held for sale at December 31, 2024.  The carrying value of assets held for sale at December 31, 2023 is $1,563. Currently our focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

The following table represents the number of properties the Trust owns in each state as of December 31, 2024:

Residential Property	Location	No. of Properties	Units
	North Dakota	118	7,499
	Minnesota	16	3,383
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		140	11,955

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	19	501,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	36,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	5	481,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		37	1,187,000

Management Highlights

●	Increased revenues from rental operations by $15,675 or 10.9% for the year ended December 31, 2024, compared to the year ended December 31, 2023.
●	Two multifamily properties were acquired during the year ended December 31, 2024.
●	One unconsolidated affiliate transaction entered into during the year ended December 31, 2024.
●	Disposed of six residential and three commercial properties during the year ended December 31, 2024.
●	Declared dividends aggregating $1.1500 per common share for the year ended December 31, 2024.

Results of Operations for the Years Year Ended December 31, 2024 and 2023

	Year ended December 31, 2024			Year ended December 31, 2023
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Real Estate Revenues	$139,230	$20,076	$159,306	$123,202	$20,429	$143,631
Real Estate Expenses
Real Estate Taxes	14,590	1,834	16,424	14,025	2,178	16,203
Property Management	18,759	901	19,660	16,038	823	16,861
Utilities	11,525	1,015	12,540	11,350	1,154	12,504
Repairs and Maintenance	27,505	1,746	29,251	30,900	2,038	32,938
Insurance	6,401	142	6,543	5,437	106	5,543
Real Estate Expenses	78,780	5,638	84,418	77,750	6,299	84,049
Net Operating Income	$60,450	$14,438	74,888	$45,452	$14,130	59,582
Interest			24,463			21,435
Depreciation and amortization			27,488			25,004
Administration of REIT			5,446			5,430
Loss on impairment of property			—			2,603
Other income			(852)			(2,546)
Net Income			$18,343			$7,656

Net Income Attributed to:
Noncontrolling Interest			$11,088			$4,763
Sterling Real Estate Trust			$7,255			$2,893
Dividends per share (1)			$1.1500			$1.1500
Earnings per share			$0.6200			$0.2600
Weighted average number of common shares			11,648			11,104

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues totaled approximately $159,306 for the year ended December 31, 2024, which constituted an increase of approximately $15,675 or 10.9% compared to the same period in 2023. Residential property revenues increased approximately $16,028 and commercial property revenues decreased approximately $353.

The following table illustrates the occupancy percentage for the periods ended indicated:

	December 31,	December 31,
	2024	2023
Residential occupancy	92.5%	90.5%
Commercial occupancy	90.1%	89.6%

Residential revenues for the year ended December 31, 2024, increased $16,028 or 13.0%, in comparison to the same period in 2023. Residential properties acquired during the year ended December 31, 2024, contributed approximately $7,521 to the increase in total residential revenues. The remaining increase is due to decreased vacancies caused by increased renewals and general market rent increases at our stabilized properties. Residential revenues comprised 87.4% of total revenues for the year ended December 31, 2024, compared to 85.8% of total revenues for the year ended December 31, 2023. Residential economic occupancy year-over-year increased 2.0%, during the year ended December 31, 2024.

For the year ended December 31, 2024, total commercial revenues decreased $353 or 1.7%, in comparison to the same period in 2023. The decrease was primarily attributed to the disposition of three commercial properties which accounts for $341 of the decrease during the year ended December 31, 2024.

Expenses

Residential expenses from operations of $78,780 during the year ended December 31, 2024 increased $1,030 or 1.3% in comparison to the same period in 2023. The increase is attributed to an increase in property management fees of $2,721 or 17.0%, as well as an increase in real estate taxes and property insurance of $565 or 4.0% and $964 or 1.3% respectively. These increases are partially offset by a decrease of $3,395 or 11.0% in repairs and maintenance. This decrease is due to 2022 deferred projects being completed in 2023 due to COVID-19 restrictions, and those expenses did not recur in 2024.

Commercial expenses from operations of $5,638 during the year ended December 31, 2024 decreased $661 or 10.5% in comparison to the same period in 2023. For the year ended December 31, 2024 the decrease is attributed by the following:   a decrease of real estate taxes of $344 or 15.8%, a decrease in repairs and maintenance of $292 or 14.3%.

Interest expense of $24,463 during the year ended December 31, 2024 increased $3,028 or 12.7% in comparison to the same period in 2023. Interest expense related to an increase in outstanding indebtedness increased by $2,698 during 2024.

Depreciation and amortization expense of $27,488 during the year ended December 31, 2024 increased $2,484 or 9.9% in comparison to the same period in 2023. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the years ended December 31, 2024 and 2023 were consistent at 17.3% and 17.4%, respectively.

REIT administration expenses of $5,446 for the year ended December 31, 2024, increased $16 or 0.4% in comparison to the same period in 2023, which is attributed to an increase in REIT advisory fees paid and audit fees of $220 and $126, respectively. This is partially offset by a decrease of development fees and legal fees of $250 and $86, respectively.

Other income of $852 for the year ended December 31, 2024 decreased $1,694 or 66.5% in comparison to the same period in 2023. The decrease is primarily due to an increased loss in the Company’s nine joint ventures in 2024 of $1,000 when compared to 2023. The decrease can also be attributed to $585 settlement proceeds in 2023.

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

Construction in progress as of December 31, 2024, consists primarily of construction at several residential properties located in North Dakota and Minnesota. The Rosedale Estates has a project for a parking structure and parking lot. The parking structure is budgeted at $2,550, of which $2,258 has been incurred. The parking lot is budgeted at $5,032, of which $4,172 has been incurred. Remaining construction in progress projects are primarily related to building and roof system, roof replacements on multiple residential properties, residential exterior window systems, and new deck systems on multiple residential properties.

The Trust has one on-going development through ventures in unconsolidated affiliates.

Emory North Liberty, currently being developed in North Liberty, Iowa is expected to be complete in the first quarter of 2027. As of December 31, 2024, the phase II construction budget is currently being developed and will be reviewed by the Board of Trustees.

The development of Kessler Apartments in Fort Worth, Texas was completed in the fourth quarter of 2024 with a total project cost of $48,136.

Funds From Operations (FFO)

Funds From Operations (FFO) applicable to common shares and limited partnership units means net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization from continuing operations, plus pro rata share of unconsolidated affiliate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.

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

The following tables include calculations of FFO, and the reconciliations from net income, for the years ended December 31, 2024, 2023 and 2022, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Year ended December 31, 2024		Year ended December 31, 2023		Year ended December 31, 2022
		Weighted Avg		Weighted Avg		Weighted Avg
		Shares and		Shares and		Shares and
	Amount	Units	Amount	Units	Amount	Units

	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$7,255	11,648	$2,893	11,104	$8,921	10,632

Adjustments:
Noncontrolling Interest - Operating Partnership Units	11,531	18,670	4,848	18,619	15,628	18,626
Depreciation & Amortization from continuing operations (1)	26,075		24,396		24,044
Pro rata share of unconsolidated affiliate depreciation and amortization	7,491		5,960		3,312
Loss on impairment of real estate investments	—		2,603		561
Gain on sale of depreciable real estate	(3,069)		(2,597)		(11,090)
Funds from operations applicable to common shares and limited partnership units (FFO)	$49,283	30,318	$38,103	29,723	$41,376	29,258

(1)	Excludes the portion allocated to noncontrolling interest in the amount of $1,413, $608, and $635 the years ended December 31, 2024, 2023 and 2022, respectively.

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

At December 31, 2024, our unrestricted cash resources consisted of cash and cash equivalents totaling $4,798. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $73,459, which could potentially be used as collateral to secure additional financing in future periods.

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

During the year ended December 31, 2024, we sold 1,356 common shares, which raised gross proceeds of $31,186 in private placements. During the year ended December 31, 2024, we issued 343,000 and 121,000 common shares under the dividend reinvestment plan and optional share purchases, respectively which raised gross proceeds of $10,267. During the year ended December 31, 2023, we did not sell any common shares in private placements. During the year ended December 31, 2023, we issued 353,000 and 173,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively which raised gross proceeds of $11,714.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the year ended December 31, 2024, the Operating Partnership issued approximately 321,000 limited partnership units of the Operating Partnership valued at $23.00 per unit for an aggregate consideration of approximately $7,396 for the purchase of real estate investments. During the year ended December 31, 2023, there was no Operating Partnership issued for the purchase of real estate investments.

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

Cash on hand, together with cash from operations and access to the lines of credit is expected to provide sufficient capital to meet the Company’s needs for at least the next 12 months and, we will use cash flows from operations, net proceeds from share offerings, debt proceeds, and proceeds from the disposition of real estate investments to meet long term liquidity demands.

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

	Twelve Months Ended
	December 31,
	2024	2023

	(in thousands)
Net cash flows provided by operating activities	$46,559	$48,546
Net cash flows (used in) provided by investing activities	$(40,841)	$16,745
Net cash flows (used in) financing activities	$(27,854)	$(40,810)

Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which is reduced by interest payments, direct lease costs and property-level operating expenses. Property-level operating expenses consist primarily of property management fees including salaries and wages of property management personnel, utilities, cleaning, repairs, insurance, security and building maintenance cost, and real estate taxes. Additionally, we incur general and administrative expenses, advisory fees, acquisition and disposition expenses and financing fees.  As of the year ended December 31, 2024 and 2023, salaries and wages of property management personnel with a related party was $9,971 and $9,936, respectively.

Net cash provided by operating activities was $46,559 and $48,546 for the years ended December 31, 2024 and 2023, respectively, which consists primarily of net income from property operations, adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash (used in) provided by investing activities was ($40,841) and $16,745 for the years ended the year ended December 31, 2024 and 2023, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the years ended December 31, 2024 and 2023, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was ($46,955) and ($12,200), respectively. Proceeds received from the sale of real estate investments during the year ended December 31, 2024 and 2023, offset this amount by $9,057 and $5,068, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs, and making principal payments on mortgage notes payable.

Net cash (used in) financing activities was ($27,854) and ($40,810), respectively, for the years ended December 31, 2024 and 2023. During the year ended December 31, 2024, we paid $27,104 in dividends and distributions, redeemed $11,915 of shares and units, received $30,803 from new mortgage notes payable, and made mortgage principal payments of $62,689. For the year ended December 31, 2023, we paid $26,356 in dividends and distributions, redeemed $4,995 of shares and units, received $67,911 from new mortgage notes payable, and made mortgage principal payments of $53,246.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2024 to December 31, 2024 totaling $13,561 or $1.1500 per share, of which $5,907 was cash dividends and $7,654 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $46,559 of cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2023 to December 31, 2023 totaling $12,763 or $1.1500 per share, of which $5,095 was cash dividends and $7,669 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $48,546 of cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Year Ended
	December 31,
	2024	2023

	(in thousands)
Cash flows provided by operations (net income of $18,343 and $7,656, respectively)	$46,559	$48,546
Distributions in excess of earnings received from unconsolidated affiliates	2,372	2,483
Proceeds from sale of real estate investments and non-real estate investments	9,057	5,068
Dividends declared	(13,560)	(12,763)
Excess	$44,428	$43,334

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2024, we declared quarterly distributions totaling $21,448 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, July 15, and October 15, 2024, and January 15, 2025. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the year ended December 31, 2023, we declared quarterly distributions totaling $21,407 to holders of limited partnership units in our Operating Partnership, which we paid on April 17, July 17, October 16, 2023, and January 16,

2024. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the year ended December 31, 2024, we paid aggregate dividends of $13,109, which were paid with cash flows provided by operating activities. Our funds from operations, or FFO, was $49,283, therefore, our management believes our distribution policy is sustainable over time. For the year ended December 31, 2023, we paid aggregate dividends of $12,635 which were paid with cash flows provided by operating activities. Our FFO was $38,103 for the year ended December 31, 2023. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recent Developments

On January 15, 2025, we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2024.

We have evaluated subsequent events through the date of this filing. We are not aware of any other subsequent events which would require recognition or disclosure in the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments.  Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the year ended December 31, 2024, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $127,050 for the year ended December 31, 2024. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of December 31, 2024, The Trust had $127,050 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.  The sensitivity analysis is not included as it is negated by the interest rate swaps.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements included in this Annual Report are listed in Item 15 and begin immediately after the signature pages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Sterling Real Estate Trust’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Sterling Real Estate Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on the evaluation, Sterling Real Estate Trust’s Chief Executive Officer and Chief Financial Officer have concluded that Sterling Real Estate Trust’s disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

During our annual financial statement audit for the year ended December 31, 2024, we discovered that we had failed to properly record a journal entry for an assumed interest rate swap associated with the purchase accounting allocation for a real estate investment acquisition completed in April of 2024 in the amount of approximately $3.3 million which resulted in an overstatement of investments in real estate and other comprehensive income. This error did not, however, necessitate the restating of our financial statements as of and for the three and six months ended June 30, 2024, nor as of and for the three and nine months ended September 30, 2024. We determined that our review control to evaluate the accounting and disclosure of purchase accounting allocations for acquisitions of real estate investments did not operate effectively. The error has been adjusted for in the financial statements on Form 10-K as of and for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2024, except for the material weakness noted above, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation plan described above was implemented subsequent to December 31, 2024.

Remediation of Material Weaknesses

We are committed to maintaining a strong internal control environment. Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weakness. Such plan includes enhancements to the design of the control activity over the review of the accounting and disclosure of purchase price allocations for acquisitions of real estate investments that may, from time to time, be associated with acquisitions we complete. The material weakness cannot be considered remediated, however, until after the applicable control operates for a sufficient period of time, and management has concluded, through testing, that the control is operating effectively.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before April 30, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 49)

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2024 and 2023

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

Real Estate and Accumulated Depreciation (Schedule III)

(a)(3) Exhibits

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2024 AND 2023,

AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY AND CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2024, 2023 AND 2022,

INCLUDING NOTES

and

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sterling Real Estate Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Real Estate Trust and its subsidiaries (the Trust) as of December 31, 2024 and 2023, the related consolidated statements of operations and other comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

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

● ●

Evaluation of real estate investments for impairment

The Trust’s real estate investments and related intangible assets were $858.0 million and $2.5 million, respectively, as of December 31, 2024. As described in Note 2, the Trust performs impairment testing on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of its real estate investments may not be recoverable. As part of the Trust’s initial screen test, management reviews the net book value of each property by comparing the trailing twelve months net operating income against the prior year trailing twelve months net operating income and evaluates key assumptions to determine whether any indicators of impairment exist. These indicators could include a substantial decline in or negative cash flows, continued low occupancy rate, continued difficulty in leasing space, significant financially troubled tenants, a change in plan to sell a property prior to the end of its useful life or holding period, a significant decrease in market price not in line with general market trends, and any other quantitative or qualitative events or factors deemed significant by the Trust’s management or board of trustees. The Trust identified indicators of impairment for certain real estate investments and, in such cases, further assessed the assets for recoverability by comparing the net carrying value to estimated future cash flows on an undiscounted basis.

We identified the determination of the existence of impairment indicators and when applicable, the analysis of undiscounted cash flows for the Trust’s real estate investments and related intangible assets as a critical audit matter because of the significant judgements made by management, including the evaluation of the impact of the factors described above. Auditing management’s judgments used in the determination of impairment indicators involved a high degree of auditor judgment and increased audit effort. Further, auditing the Trust’s undiscounted cash flow required a high degree of auditor judgment and increased audit effort as estimates underlying the calculation, including terminal capitalization rates, forecasted net operating income and estimated hold periods were based on assumptions affected by expected current market and economic conditions.

Our audit procedures related the Trust’s evaluation of real estate investments for impairment included the following, among others;

●
We tested the underlying data used in management’s analysis for completeness and accuracy, agreed such data to source documents and the underlying accounting records and evaluated management’s conclusions around potential indicators of impairment by reviewing management’s evaluation on a property-by-property basis, considering information such as historical trends, current year property level operating performance, and changes in expected hold periods, among other information.

●
For properties where there was an indicator of impairment, we assessed the reasonableness of management’s conclusions regarding recoverability of the assets by evaluating the undiscounted cash flow analyses on a property-by-property basis and assessing the reasonableness of certain assumptions such as terminal capitalization rates, forecasted net operating income and estimated hold periods, among others.

/s/ RSM US LLP

We have served as the Trust’s auditor since 2021.

Minneapolis, Minnesota

March 19, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2024 and 2023

	December 31,	December 31,
	2024	2023

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$139,491	$127,204
Buildings and improvements	905,504	803,424
Furniture, fixtures and equipment	35,721	32,127
Construction in progress	14,699	8,049
Real estate investments	1,095,415	970,804
Less accumulated depreciation	(237,416)	(214,584)
Real estate investments, net	857,999	756,220
Cash and cash equivalents	4,798	26,919
Restricted deposits	10,127	10,142
Investment in unconsolidated affiliates	28,345	26,601
Notes receivable	1,539	64
Notes receivable, affiliates	7,945	8,821
Assets held for sale	—	1,568
Lease intangible assets, less accumulated amortization	2,541	2,983
Other assets, net	24,416	21,515

Total Assets	$937,710	$854,833

LIABILITIES
Mortgage notes payable, net	$506,735	$457,857
Mortgage notes payable, net, affiliates	57,983	60,262
Lines of credit	4,992	—
Dividends payable	9,039	8,579
Tenant security deposits payable	8,291	7,104
Lease intangible liabilities, less accumulated amortization	324	470
Liabilities related to assets held for sale	—	2
Accrued expenses and other liabilities	21,408	19,239
Total Liabilities	608,772	553,513

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Beneficial interest	153,834	124,095
Noncontrolling interest
Operating partnership	154,353	163,308
Partially owned properties	9,290	2,555
Accumulated other comprehensive income	11,461	11,362
Total Shareholders' Equity	328,938	301,320

	$937,710	$854,833

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

	Year Ended
	December 31,
	2024	2023	2022

	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$159,306	$143,631	$135,060
Expenses
Expenses from rental operations
Operating expenses	67,994	67,846	56,893
Real estate taxes	16,424	16,203	14,245
Depreciation and amortization	27,488	25,004	24,679
Interest	24,463	21,435	19,994
	136,369	130,488	115,811
Loss on impairment of property	—	2,603	561
Administration of REIT	5,446	5,430	5,247
Total expenses	141,815	138,521	121,619
Income from operations	17,491	5,110	13,441

Other (loss) income
Equity in losses of unconsolidated affiliates	(3,937)	(2,959)	(2,339)
Other income	1,619	2,214	1,293
Gain on sale or conversion of real estate investments	3,069	2,597	11,090
Gain on involuntary conversion	101	694	1,047
Total other income	852	2,546	11,091
Net income	$18,343	$7,656	$24,532
Net income (loss) attributable to noncontrolling interest:
Operating partnership	11,531	4,848	15,628
Partially owned properties	(443)	(85)	(17)
Net income attributable to Sterling Real Estate Trust	$7,255	$2,893	$8,921

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.62	$0.26	$0.84

Comprehensive income
Net income	$18,343	$7,656	$24,532
Other comprehensive income - change in fair value of interest rate swaps	99	(2,420)	14,732
Other comprehensive income	18,442	5,236	39,264
Comprehensive income attributable to noncontrolling interest	11,149	3,247	24,989
Comprehensive income attributable to Sterling Real Estate Trust	$7,293	$1,989	$14,275

Weighted average common shares outstanding, basic and diluted	11,648	11,104	10,632

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2021	10,342	$148,562	$(31,706)	$116,856	$176,954	$2,657	$(950)	$295,517
Shares issued under trustee compensation plan	3	65	—	65	—	—	—	65
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	12,870	—	—	12,870
Shares/units redeemed	(53)	(1,155)	—	(1,155)	(923)	—	—	(2,078)
Dividends and distributions declared	—	—	(12,222)	(12,222)	(21,482)	—	—	(33,704)
Dividends reinvested - stock dividend	342	7,468	—	7,468	—	—	—	7,468
Issuance of shares under optional purchase plan	177	4,062	—	4,062	—	—	—	4,062
Change in fair value of interest rate swaps	—	—	—	—	—	—	14,732	14,732
Net income (loss)	—	—	8,921	8,921	15,628	(17)	—	24,532
BALANCE AT DECEMBER 31, 2022	10,811	$159,002	$(35,007)	$123,995	$183,047	$2,640	$13,782	$323,464
Shares issued pursuant to trustee compensation plan	3	72	—	72	—	—	—	72
Shares/units redeemed	(83)	(1,813)	—	(1,813)	(3,180)	—	—	(4,993)
Dividends and distributions declared	—	—	(12,766)	(12,766)	(21,407)	—	—	(34,173)
Dividends reinvested - stock dividend	353	7,731	—	7,731	—	—	—	7,731
Issuance of shares under optional purchase plan	173	3,983	—	3,983	—	—	—	3,983
Change in fair value of interest rate swaps	—	—	—	—	—	—	(2,420)	(2,420)
Net income (loss)	—	—	2,893	2,893	4,848	(85)	—	7,656
BALANCE AT DECEMBER 31, 2023	11,257	$168,975	$(44,880)	$124,095	$163,308	$2,555	$11,362	$301,320
Issuance of common shares	1,356	31,187		31,187				31,187
Shares issued pursuant to trustee compensation plan	3	72	—	72	—	—	—	72
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	7,395	—	—	7,395
Shares/units redeemed	(251)	(5,482)	—	(5,482)	(6,433)	—	—	(11,915)
Dividends and distributions declared	—	—	(13,561)	(13,561)	(21,448)	—	—	(35,009)
Dividends reinvested - stock dividend	343	7,487	—	7,487	—	—	—	7,487
Issuance of shares under optional purchase plan	121	2,781	—	2,781	—	—	—	2,781
Change in fair value of interest rate swaps	—	—	—	—	—	—	99	99
Contributions from consolidated real estate entity noncontrolling interests	—	—	—	—	—	7,219	—	7,219
Distributions paid to consolidated real estate entity noncontrolling interests					—	(41)		(41)
Net income (loss)	—	—	7,255	7,255	11,531	(443)	—	18,343
BALANCE AT DECEMBER 31, 2024	12,829	$205,020	$(51,186)	$153,834	$154,353	$9,290	$11,461	$328,938

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022

	Year Ended
	December 31,
	2024	2023	2022

	(in thousands)
OPERATING ACTIVITIES
Net income	$18,343	$7,656	$24,532
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	(3,069)	(2,597)	(11,090)
Loss on impairment of property	—	2,603	561
Gain on involuntary conversion	(101)	(694)	(1,047)
Change in fair value of securities	—	5,002	(322)
Equity in loss of unconsolidated affiliates	3,937	2,959	2,339
Distributions of earnings of unconsolidated affiliates	—	—	261
Allowance for (recovery of) uncollectible accounts receivable	9	(203)	(281)
Depreciation	24,580	23,257	22,161
Amortization	2,908	1,747	2,518
Amortization of debt issuance costs	625	627	675
Effects on operating cash flows due to changes in
Other assets	108	5,126	(209)
Tenant security deposits payable	892	736	1,143
Accrued expenses and other liabilities	(1,673)	2,327	(471)
NET CASH PROVIDED BY OPERATING ACTIVITIES	46,559	48,546	40,770
INVESTING ACTIVITIES
Gross purchase of securities	—	—	(29,130)
Proceeds from maturity of securities	—	24,369	81
Purchase of real estate investment properties	(28,510)	—	(81,974)
Capital expenditures and tenant improvements	(18,445)	(12,180)	(9,623)
Proceeds from sale of real estate investments and non-real estate investments	12,388	5,068	25,463
Proceeds from involuntary conversion	6	63	1,579
Investment in unconsolidated affiliates	(8,053)	(2,621)	(13,869)
Distributions in excess of earnings received from unconsolidated affiliates	2,372	2,483	504
Notes receivable issued net of payments received	(599)	(437)	(991)
NET CASH (USED IN) PROVIDED BY PROVIDED BY INVESTING ACTIVITIES	(40,841)	16,745	(107,960)
FINANCING ACTIVITIES
Payments for financing, debt issuance	—	(525)	(408)
Principal payments on special assessments payable	(140)	(74)	—
Proceeds from issuance of mortgage notes payable	30,803	67,911	37,569
Principal payments on mortgage notes payable	(65,677)	(53,246)	(22,231)
Advances on lines of credit	—	—	1,008
Draws (payments) on lines of credit	4,992	(1,008)	—
Proceeds from contributions received from noncontrolling interest - partially owned properties	7,219	—	—
Proceeds (payments) on notes payable	—	(26,500)	26,500
Proceeds from issuance of common shares	31,187	—	—
Proceeds from issuance of shares under optional purchase plan	2,781	3,983	4,063
Shares/units redeemed	(11,915)	(4,995)	(2,077)
Dividends/distributions paid	(27,104)	(26,356)	(25,310)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(27,854)	(40,810)	19,114
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(22,136)	24,481	(48,076)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	37,061	12,580	60,656
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$14,925	$37,061	$12,580

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$4,798	$26,919	$3,257
Restricted deposits	10,127	10,142	9,323
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$14,925	$37,061	$12,580

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 and 2022 (Continued)

	Year Ended
	December 31,
	2024	2023	2022

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$23,494	$20,593	$19,305

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$7,487	$7,732	$7,468
Dividends declared and not paid	3,689	3,363	3,108
UPREIT distributions declared and not paid	5,352	5,342	5,385
Shares issued pursuant to trustee compensation plan	72	72	65
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	7,396	—	12,870
Assumed loans	80,774	—	—
Increase in land improvements due to increase in special assessments payable	1,030	320	219
Accrued capital expenditures	2,120	—	—
Unrealized gain (loss) on interest rate swaps	99	(2,420)	14,732
Acquisition of assets through assumption of debt and liabilities	653	—	406
Capitalized interest and real estate taxes related to construction in progress	191	106	91

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of December 31, 2024 and 2023, Sterling owned approximately 40.80% and 37.72%, respectively, of the Operating Partnership.

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

As of December 31, 2024, the Trust owned approximately 40.80% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the redemptions plans, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

DECEMBER 31, 2024, 2023 AND 2022

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents, restricted deposits, and notes receivable.

Our cash balances are maintained in various bank deposit accounts. The bank deposit amounts in these accounts may exceed federally insured limits at various times throughout the year.

We consider the concentration of risk for restricted deposits to be minimal due the majority of the balance being composed of tenant security deposits.

We consider the concentration of risk for notes receivable to be minimal due to the payment histories and general financial condition of our borrowers.

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

Administration of REIT Expenses

Administration of REIT expenses includes advisory fees, development fees, accounting expenses, legal expenses, and administrative expenses.  Administrative expenses include bank charges, business owner insurance, SEC filing fees, shareholder transfer fees, and software subscription expenses.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

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

The Trust expects that its real estate acquisitions will be accounted for as asset acquisitions. Accounting for asset acquisitions requires an allocation of purchase price (inclusive of capitalized transaction costs) to the assets acquired and liabilities assumed, based on the relative fair value of the respective assets and liabilities.

Typical assets acquired and liabilities assumed include land, building, furniture, fixtures and equipment, debt and identified intangible assets and liabilities, consisting of the value of above or below market leases and in-place leases. The Trust utilizes various sources to determine fair value. The purchase price allocation to tangible assets is reflected in real estate assets and depreciated over their estimated useful lives. Any purchase price allocation to intangible assets, other than in-place lease intangibles, is included in prepaid expenses and other assets on the accompanying balance sheet and amortized over the term of the acquired intangible asset. The Trust values land based on a market approach, looking to recent sales of similar properties, adjusting for differences due to location, the state of entitlement as well as the shape and size of the parcel. Improvements to land are valued using a replacement cost approach and consider the structures and amenities included for the communities and is reduced by estimated depreciation. The value for furniture, fixtures and equipment is also determined based on a replacement cost approach, considering costs for both items in the apartment homes as well as common areas and is adjusted for estimated depreciation. The fair value of buildings is estimated using the replacement cost approach, assuming the buildings were vacant at acquisition. The replacement cost approach considers the composition of structures acquired, adjusted for estimated depreciation which considers industry standard information for economic life and estimated effective age of the acquired property. The value of the lease-related intangibles considers the value of the lost revenues during a prospective lease-up period as if the acquired building(s) were vacant.  The in-place lease value is determined using an average total lease-up time, the number of apartment homes and market rent based on market comparables.  Consider for acquisitions is typically in the form of cash unless otherwise disclosed.

In addition to the cost approach, the income approach is also calculated to value building improvements.  The “as if vacant” value of the building improvements via the income approach is calculated as the go-dark value of the property, assuming lease-up at prevailing market rental rates over a market-based lease-up period, including deductions for lost-rent during lease-up and leasing costs. Included in this go-dark value is land value and site improvements value (the income-producing potential of the property is partially based on its location and on-site amenities). Therefore, a residual calculation of depreciated building value, “as if vacant”, can be calculated by subtracting these additional value elements (land and site improvements, particularly, and furniture, fixtures and equipment if applicable) from the go-dark value. While the go-dark income approach is technically a residual approach to valuing the building improvements as if vacant, it serves as a relevant check against the depreciated replacement cost calculated via the cost approach.

Real estate investments are stated at cost less accumulated depreciation. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for routine maintenance and repairs, which do not add to the value or extend useful lives, are charged to expense as incurred.

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method over the following estimated useful lives:

Buildings and improvements	40 years
Land Improvements	20 years
Furniture, fixtures and equipment	5-9 years

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

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

The Trust’s investment properties are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To assess potential impairment of the real estate portfolio, the Trust initially performs a screen test and reviews the net book value (NBV) of each property, compares the trailing twelve months (T12) net operating income (NOI) against the prior year’s T12 NOI, and evaluates key assumptions, including the anticipated hold period and applicable capitalization rates, to determine whether any indicators of impairment exist.

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

Based on management’s evaluation, there was no impairment loss during the year ended December 31, 2024. There was one impairment loss of $2,603 during the year ended December 31, 2023, and one impairment loss of $561 during the year ended December 31, 2022.

Properties Held for Sale

We account for our properties held for sale in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”), which addresses financial accounting and reporting in a period in which a component or group of components of an entity either has been disposed or is classified as held for sale.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

In accordance with ASC 360, at such time as a property is held for sale, such property is carried at the lower of (1) its carrying amount or (2) fair value less costs to sell.  In addition, a property being held for sale ceases to be depreciated.  We classify operating properties as properties held for sale in the period in which all of the following criteria are met:

●	management, having the authority to approve the action, commits to a plan to sell the asset;
●	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;
●	an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated;
●	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;
●	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
●	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

The results of operations of a component of an entity that either has been disposed of or is classified as held-for-sale under the requirements of ASC 360 is reported in discontinued operations in accordance with ASC 205, Presentation of Financial Statements if such disposal or classification represents a strategic shift that has (or will have) a major effect on our operations and financial results.

There were no properties held for sale as of December 31, 2024. The Trust had one property held for sale as of December 31, 2023.  See Note 18.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings (losses), contributions and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2024, 2023 and 2022.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

Other Assets

Other assets are comprised of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

	(in thousands)
Due from related party	$697	$54
Accounts receivable, net	6,085	6,225
Insurance claim receivable	—	396
Fair value of interest rate swap	14,449	11,362
Other assets	282	302
Financing fees, less accumulated amortization	89	46
Lease costs, less accumulated amortization	1,410	1,542
Prepaid expenses	1,404	1,588
Total other assets, net	$24,416	$21,515

Note receivable

Notes receivable are issued periodically and are secured and interest bearing. The Trust has one note receivable from a commercial tenant  bearing a 6.5% per annum interest rate which matures in 2025 and one note receivable with a limited liability company bearing a 12.0% per annum interest rate which matures in 2027. The Trust also has three note receivables with unconsolidated affiliates, as disclosed in note 15.

Accrued Expenses and Other liabilities

Accrued Expenses and other liabilities are comprised of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

	(in thousands)
Special assessments payable	$1,842	$877
Due to related party	26	676
Accounts payable - trade	4,816	3,385
Retainage payable	159	—
Deferred insurance proceeds	—	95
Accrued interest expense	1,516	1,413
Accrued real estate taxes	9,406	9,296
Accrued unearned rent	3,415	3,344
Other liabilities	228	153
Total accrued expenses and other liabilities	$21,408	$19,239

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

DECEMBER 31, 2024, 2023 AND 2022

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

A summary of the tax characterization of the dividends paid to shareholders of the Company’s common stock for the years ended December 31, 2024, 2023 and 2022 follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%	Dividend	%
	2024	2024	2023	2023	2022	2022
Tax status
Ordinary income	$0.7745	67.35%	$0.6226	54.14%	$0.6374	55.43%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.3755	32.65%	0.5274	45.86%	0.5126	44.57%
	$1.1500	100.00%	$1.1500	100.00%	$1.1500	100.00%

We intend to continue to qualify as a REIT and, provided we maintain such status, will not be taxed on the portion of the income that is distributed to shareholders. In addition, we intend to distribute all our taxable income; therefore, no provisions or liabilities for income taxes have been recorded in the consolidated financial statements.

Sterling conducts its business activity as an UPREIT through its Operating Partnership – Sterling Properties, LLLP. The Operating Partnership is organized as a limited liability limited partnership. Income or loss is allocated to the partners in accordance with the provisions of the Internal Revenue Code 704(b) and 704(c). UPREIT status allows non-recognition of gain by an owner of appreciated real estate if that owner contributes the real estate to a partnership in exchange for a partnership interest. The conversion of a partnership interest to shares of beneficial interest in the REIT will be a taxable event to the limited partner.

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2024 and 2023 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2021.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

The Operating Partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted with the purpose that average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $8 and $291 for the year ended December 31, 2024 and 2023, respectively. The straight-line receivable balance included in accounts receivable within other assets on the consolidated balance sheets as of December 31, 2024 and 2023, was $3,694 and $3,686, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimated expenses. The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of December 31, 2024, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

The Trust receives ancillary income for storage, community rooms, and laundry that is not accounted for under the lease standard.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of December 31, 2024, 2023 and 2022 and, therefore, basic earnings per common share was equal to diluted earnings per common share for both periods. As the calculation does not include net income attributable to the Operating Partnership, Operating Partnership Units are not included in the calculation, and do not have any impact on earnings per share.

For the years ended December 31, 2024, 2023 and 2022, Sterling’s denominators for the basic and diluted earnings per common share were approximately 11,648,000, 11,104,000, and 10,632,000, respectively.

Recent Accounting Pronouncements

Segment Reporting. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), to improve reportable segment disclosure requirements so that investors can better understand an entity’s overall performance and assess potential future cash flows. The amendments in ASU 2023-07 include, but are not limited to: (i) disclosure of, on an annual basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss; (ii) disclosure of, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition (the other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss); (iii) disclosure of, on an interim basis, all currently required annual disclosures about a reportable segment’s profit (loss) and assets; (iv) clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, an entity may report one or more of those additional measures of segment profit; and (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. During the year ended December 31, 2024, the amendments in ASU 2023-07 were adopted retrospectively and did not have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

In November 2024, the FASB issued ASU 2024-03, Income Statement- Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures in the notes to consolidated financial statements, disaggregating certain cost and expense categories within relevant captions on the Consolidated Statements of Operations. The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation and intangible asset amortization, along with certain other expense disclosures already required by U.S. GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments also require the disclosure of total selling expenses and an entity's definition of those expenses. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, which for the Company would be applicable to fiscal year 2027, and for subsequent interim periods. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Trust is currently evaluating the impact the new accounting standard will have on its expense disclosures in the notes to the consolidated financial statements

NOTE 3 – segment reporting

Segment information is presented in accordance with a “management approach,” which designates the internal reporting used by the Company's CODM for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s segments are organized in a manner consistent with which discrete financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assess performance.

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses, and about which separate financial information is regularly evaluated by the CODM. The CODM is the Company’s chief executive officer.

Each of the operating segments are directly responsible for revenue and expenses related to their operations, including direct segment general and administrative expenses. The CODM assesses the performance of each operating segment using information about operating income (loss) as the primary measure of performance but does not evaluate segments using discrete asset information. There were no material inter-segment transactions during the years ended December 31, 2024, 2023 and 2022, and the Company does not allocate depreciation and amortization, interest, administration of REIT, loss on impairment of property or other income (loss) to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

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

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended December 31, 2024, 2023 and 2022, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements for the years ended December 31, 2024 and 2023.

	Year ended December 31, 2024			Year ended December 31, 2023			Year ended December 31, 2022
	Residential	Commercial	Total	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)			(in thousands)
Income from rental operations	$139,230	$20,076	$159,306	$123,202	$20,429	$143,631	$113,968	$21,092	$135,060
Real Estate Expenses
Real Estate Taxes	14,590	1,834	16,424	14,025	2,178	16,203	11,734	2,511	14,245
Property Management	18,759	901	19,660	16,038	823	16,861	13,780	791	14,571
Utilities	11,525	1,015	12,540	11,350	1,154	12,504	10,901	1,274	12,175
Repairs and Maintenance	27,505	1,746	29,251	30,900	2,038	32,938	24,478	1,810	26,288
Insurance	6,401	142	6,543	5,437	106	5,543	3,754	105	3,859
Expenses from rental operations	78,780	5,638	84,418	77,750	6,299	84,049	64,647	6,491	71,138
Net operating income	$60,450	$14,438	$74,888	$45,452	$14,130	$59,582	$49,321	$14,601	$63,922
Depreciation and amortization [1]			27,488			25,004			24,679
Interest [1]			24,463			21,435			19,994
Administration of REIT [1]			5,446			5,430			5,247
Loss on impairment of property [1]			—			2,603			561
Other income [1]			(852)			(2,546)			(11,091)
Net income			$18,343			$7,656			$24,532

1 The financial information provided to the CODM for these expense categories are not reflected by segment to evaluate performance of our reportable segments.

Segment Assets and Accumulated Depreciation

As of December 31, 2024	Residential	Commercial	Total

	(in thousands)
Real estate investments	$916,559	$178,856	$1,095,415
Accumulated depreciation	(183,753)	(53,663)	(237,416)
Total real estate investments, net	$732,806	$125,193	$857,999
Lease intangible assets, less accumulated amortization	199	2,342	2,541
Cash and cash equivalents			4,798
Restricted deposits			10,127
Investment in unconsolidated affiliates			28,345
Notes receivable			1,539
Notes receivable, affiliates			7,945
Other assets, net			24,416
Total Assets			$937,710

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2023	Residential	Commercial	Total

	(in thousands)
Real estate investments	$789,249	$181,555	$970,804
Accumulated depreciation	(164,793)	(49,791)	(214,584)
Total real estate investments, net	$624,456	$131,764	$756,220
Lease intangible assets, less accumulated amortization	—	2,983	2,983
Cash and cash equivalents			26,919
Restricted deposits			10,142
Investment in unconsolidated affiliates			26,601
Notes receivable			64
Notes receivable, affiliates			8,821
Assets held for sale			1,568
Other assets, net			21,515
Total Assets			$854,833

NOTE 4 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	As of December 31,	As of December 31,
	2024	2023

	(in thousands)
Tenant security deposits	$7,838	$6,945
Real estate tax and insurance escrows	1,041	676
Replacement reserves	127	1,443
Other funded reserves	1,121	1,078
	$10,127	$10,142

NOTE 5 – Investment in unconsolidated affiliates

			Total Investment in Unconsolidated Affiliates at		Total Assets in Unconsolidated Affiliates at		Total Liabilities of Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Banner Building	2007	66.67%	$1,276	$(478)	$8,561	$6,172	$6,704	$6,889
Grand Forks INREIT, LLC	2003	50%	5,684	5,193	20,839	20,020	9,472	9,635
SE Savage, LLC	2019	60%	136	954	30,375	32,567	30,298	30,980
SE Maple Grove, LLC	2019	60%	(62)	735	27,754	29,659	27,938	28,534
SE Rogers, LLC	2020	60%	855	1,419	29,314	30,576	27,975	28,064
ST Oak Cliff, LLC	2021	70%	6,821	7,920	47,577	48,738	37,806	37,423
SE Brooklyn Park, LLC	2021	60%	871	1,748	28,121	30,325	26,877	27,411
ST Fossil Creek, LLC	2022	70%	7,038	9,110	48,229	43,517	38,175	30,502
Emory North Liberty, LC	2024	50%	5,494	-	33,281	-	22,294	-
SHG Emory North Liberty, LLC	2024	99%	232	-	6,244	-	268	-
			$28,345	$26,601	$280,295	$241,574	$227,807	$199,438

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

Banner Building - the Operating Partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

Grand Forks INREIT, LLC - the Operating Partnership is a 50% owner of a tenant in common through 100% ownership in a limited liability company. The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

SE Savage, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Savage, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. Additionally, SE Savage, LLC has a Promissory Note with Sterling Properties, LLLP, for $0 and $468 as of December 31, 2024 and December 31, 2023, respectively, and is an unsecured obligation of SE Savage, LLC. The note is included in Notes receivable, affiliates on the consolidated balance sheet at December 31, 2024 and December 31, 2023.

SE Maple Grove, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Maple Grove, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $3,428 and $3,643 at December 31, 2024 and December 31, 2023, respectively. The note is included in Notes receivable, affiliates on the consolidated balance sheet at December 31, 2024 and December 31, 2023.

SE Rogers, LLC - the Operating Partnership owns a 60% interest in a limited liability company that is currently developing a multifamily property. The entity is located in Rogers, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,100 and $2,117 at December 31, 2024 and December 31, 2023, respectively. The note is included in Notes receivable, affiliates on the consolidated balance sheet at December 31, 2024 and December 31, 2023.

ST Oak Cliff, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party multifamily property. The entity is located in Dallas, Texas. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

SE Brooklyn Park, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Brooklyn Park, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,294 and $2,538 at December 31, 2024 and December 31, 2023, respectively. The note is included in Notes receivable, affiliates on the consolidated balance sheet at December 31, 2024 and December 31, 2023.

ST Fossil Creek, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is currently developing a multifamily property located in Fort Worth, Texas. The property is encumbered by a construction mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

Emory North Liberty, LC – the Operating Partnership owns a 50% interest in a limited company.  The entity is currently developing a multifamily property located in North Liberty, Iowa. For the acquisition of Emory North Liberty, LC, Sterling determined that it does not control the key decision-making rights and is not the primary beneficiary related to Emory North Liberty, LC from the respective date it was acquired.  The VIE that owned legal title to Emory North Liberty, LC was not included in Sterling’s consolidated financial statements, but rather as an unconsolidated affiliate, from the date it was acquired.

SHG Emory North Liberty, LLC – the Operating Partnership owns a 99% interest in a limited liability company. For the acquisition of SHG Emory North Liberty, LLC, Sterling determined that it does not control the key decision-making rights and is not the primary beneficiary related to SHG Emory North Liberty, LLC from the respective date it was acquired.  The VIE that owned legal title to SHG Emory North Liberty, LLC was not included in Sterling’s consolidated financial statements, but rather as an unconsolidated affiliate, from the date it was acquired.

The following is a summary of the financial position of the unconsolidated affiliates at December 31, 2024 and 2023.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

	December 31, 2024	December 31, 2023

	(in thousands)
ASSETS
Real estate investments	$305,398	$261,901
Accumulated depreciation	(38,078)	(26,191)
Total Real Estate Investments, net	267,320	235,710
Cash and cash equivalents	4,147	3,388
Restricted deposits	1,263	883
Investment in unconsolidated affiliates	5,744	—
Financing and lease costs, net	796	813
Other assets, net	1,025	780
Total Assets	$280,295	$241,574

LIABILITIES
Mortgage notes payable, net	$221,819	$191,890
Tenant security deposits payable	487	340
Accrued expenses and other liabilities	5,501	7,208
Total Liabilities	$227,807	$199,438
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$52,488	$42,136

Total liabilities and shareholders' equity	$280,295	$241,574

The following is a summary of unconsolidated affiliates net mortgage note payable for the years ended December 31, 2024 and 2023.

Unconsolidated Affiliates		December 31, 2024	December 31, 2023

		(in thousands)

Banner Building
	Mortgage note payable, net	$6,513	$6,698
Grand Forks INREIT, LLC
	Mortgage note payable, net	8,692	8,948
SE Savage, LLC
	Mortgage note payable, net	29,786	30,590
SE Maple Grove, LLC
	Mortgage note payable, net	27,554	28,188
SE Rogers, LLC
	Mortgage note payable, net	27,322	27,762
ST Oak Cliff, LLC
	Mortgage note payable, net	36,380	36,152
SE Brooklyn Park, LLC
	Mortgage note payable, net	26,483	27,054
ST Fossil Creek, LLC
	Mortgage note payable, net	37,089	26,498
Emory North Liberty, LC
	Mortgage note payable, net	22,000	—
Total Unconsolidated Affiliates mortgage note payable, net		$221,819	$191,890

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

The following is a summary of results of operations of the unconsolidated affiliates for the years ended the years ended December 31, 2024, 2023 and 2022.

	The year ended December 31,
	2024	2023	2022
	(in thousands)
Income from rental operations	$25,649	$19,202	$9,545
Expenses from rental operations	12,563	7,687	3,668
Net operating income	13,086	11,515	5,877
Depreciation and Amortization	12,050	9,784	5,678
Interest	7,010	6,180	4,148
Other (Loss) Income	(56)	13	(91)
Net loss	$(5,918)	$(4,462)	$(3,858)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of December 31, 2024	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,188	$(14,047)	$2,141
Above-market leases	1,415	(1,015)	400
	$17,603	$(15,062)	$2,541
Lease Intangible Liabilities
Below-market leases	$(2,315)	$1,991	$(324)

	Lease	Accumulated	Lease
As of December 31, 2023	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$13,927	$(11,434)	$2,493
Above-market leases	1,415	(925)	490
	$15,342	$(12,359)	$2,983
Lease Intangible Liabilities
Below-market leases	$(2,314)	$1,844	$(470)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2025	$839	$147
2026	490	77
2027	381	38
2028	311	19
2029	207	17
Thereafter	313	26
	$2,541	$324

The weighted average amortization period for the intangible assets (in-place leases, above-market leases) and intangible liabilities (below-market leases) acquired as of December 31, 2024 was 1.7 years.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

The portion of the purchase price allocated to acquire above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $90, $100, and $145 for the years ended December 31, 2024, 2023 and 2022, respectively, was recorded as a reduction to income from rental operations. Amortization pertaining to below market lease intangibles of $147, $148, and $164 for the years ended December 31, 2024, 2023 and 2022, respectively, was recorded as an increase to income from rental operations.

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026, and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. We also have a $14,800 variable rate (Prime minus 1.50%) line of credit agreement with Gate City Bank, which expires in July 2029. The lines of credit are secured by specific properties. At December 31, 2024, the lines of credit have $23,215 available and an unused balance of $18,223 under the agreements. At December 31, 2023, there was no balance on the line of credit. The Trust anticipates it will hold it as a cash resource to the Trust.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage, debt to net worth ratios, and debt yield ratios. As of December 31, 2024, no covenants were out of compliance.

NOTE 8 - NOTES PAYABLE

As of December 31, 2024 and 2023, the Trust had no outstanding balance on notes payable.

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	December 31,	December 31,
	2024	2023
	(in thousands)
Mortgage notes payable, net (a)	$508,644	$459,892
Mortgage notes payable, net, affiliates	57,983	60,262
Less unamortized debt issuance costs	1,909	2,035
	$564,718	$518,119
(a)	Includes $127,050 and $103,246 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, we had 106 fixed rate mortgage loans with effective interest rates ranging from 2.43% to 7.00% per annum, and a weighted average effective interest rate of 4.17% per annum.

As of December 31, 2023, we had 111 fixed rate mortgage loans with effective interest rates ranging from 2.43% to 6.85% per annum, and a weighted average effective interest rate of 3.93% per annum.

Northland, SRENOR – As of December 31, 2024 and 2023, the Trust had full payment guarantees on $82,535 and $29,852, respectively, of outstanding mortgage indebtedness.

The majority of the Company’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs. Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with the lender. Additionally, certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2024, seven loans were out of compliance due to increased repair and maintenance costs related to unit renovations. The loans were secured by various properties with a total outstanding balance of $5,239. Annual waivers were received in 2025 from the lenders on all loans out of compliance as of December 31, 2024. As of December 31, 2023, ten loans were out of compliance due increased repair and

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

maintenance costs related to unit renovations, and increased utility costs. The loans were secured by various properties with a total outstanding balance of $17,687. Annual waivers were received from the lenders on all loans out of compliance as of December 31, 2023.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2025	$62,228
2026	71,332
2027	78,971
2028	42,581
2029	85,597
Thereafter	225,918
Total payments	$566,627

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

As of December 31, 2024, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Trust estimates that an additional $2,780 will be reclassified as a decrease to interest expense.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps designated as cash flow hedges as of December 31, 2024:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,148	3.15%	November 1, 2029
November 1, 2019	$4,278	3.28%	November 1, 2029
January 10, 2020	$2,794	3.39%	January 10, 2030
December 2, 2020	$11,630	2.91%	December 2, 2027
July 1, 2021	$24,314	2.99%	July 1, 2031
November 10, 2021	$26,877	3.54%	August 1, 2029
December 1, 2021	$10,210	3.32%	December 1, 2031
August 15, 2022	$1,396	3.07%	June 15, 2030
August 15, 2022	$2,705	3.07%	June 15, 2030
August 15, 2022	$1,510	2.94%	June 15, 2030
August 15, 2022	$3,996	2.94%	June 15, 2030
May 10, 2023	$4,517	2.79%	June 10, 2030
April 15, 2024	$9,598	3.57%	May 15, 2032
April 15, 2024	$3,747	3.57%	May 15, 2032
April 15, 2024	$13,330	3.57%	May 15, 2032

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Interest rate swaps	15	12	$127,050	$103,246

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	December 31, 2024		December 31, 2023
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$14,449	Other assets, net	$11,362

The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income (loss) for the years ended December 31, 2024 and 2023:

		Location of Gain
	Amount of Gain	Reclassified from
Derivatives in	Recognized in Other	Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Comprehensive Income	Comprehensive Income	Reclassified from
Relationships	on Derivatives	(AOCI) into Income	AOCI into Income
	2024		2024
Interest rate swaps	$99	Interest expense	$4,434
	2023		2023
Interest rate swaps	$2,420	Interest expense	$(3,743)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties that contain a provision whereby if the Trust defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Trust could also be declared in default on its corresponding derivative obligation. As of December 31, 2024, the termination value of derivatives in a liability position was $0 and the termination value of derivatives in an asset position was $14,449. As December 31, 2024, the Trust has pledged the properties related to the loans which are hedged as collateral.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2024		December 31, 2023
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$1,539	$1,534	$119	$115
Notes receivable, affiliates	$7,945	$7,559	$8,766	$11,538
Derivative assets	$14,449	$14,449	$11,362	$11,362

Financial liabilities:
Lines of Credit	$4,992	$4,992	$—	$—
Mortgage notes payable	$508,644	$483,630	$459,892	$420,986
Mortgage notes payable, affiliates	$57,983	$55,594	$60,262	$56,358

The fair value of derivative assets are included in other assets on the consolidated balance sheets under the captions indicated in Note 10. ASC 820-10 established a three-level valuation hierarchy for fair value measurement.  Management uses these valuation techniques to establish the fair value of the assets at the measurement date. These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect management’s assumptions.

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

DECEMBER 31, 2024, 2023 AND 2022

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2024
Derivative assets	$—	$14,449	$—	$14,449

December 31, 2023
Derivative assets	$—	$11,362	$—	$11,362

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2024
Lines of Credit	$—	$—	$4,992	$4,992
Mortgage notes payable	$—	$—	$483,630	$483,630
Mortgage notes payable, affiliate	$—	$—	$55,594	$55,594
Notes receivable	$—	$—	$1,534	$1,534
Notes receivable, affiliate	$—	$—	$7,559	$7,559

December 31, 2023
Mortgage notes payable	$—	$—	$420,986	$420,986
Mortgage notes payable, affiliate	$—	$—	$56,358	$56,358
Notes receivable	$—	$—	$115	$115
Notes receivable, affiliate	$—	$—	$11,538	$11,538

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 5.87% to 5.87% and from 5.85% to 6.00% at December 31, 2024 and 2023, respectively.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The fair value rate was 12.00% at December 31, 2024, and 7.25% December 31, 2023.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

NOTE 11 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2024 and 2023, outstanding limited partnership units totaled 18,611,000 and 18,584,000, respectively. Total aggregate distributions per unit for the years ended December 31, 2024, 2023 and 2022 were $1.1500, $1.1500 and $1.1500, respectively. The Operating Partnership declared fourth quarter distributions of $5,352 and $5,342, to limited partners payable in January 2025 and 2024, respectively.

During the year ended December 31, 2024, there were no limited partnership units of the Operating Partnership exchanged for common shares of the trust.

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

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $75,000 worth of securities. As of December 31, 2024, there were $17,774 worth of securities left to be redeemed under the redemption plan. As of December 31, 2024, the fixed redemption price is $21.85 per share or unit under the plans which price became effective January 1, 2022. Prior to January 1, 2022, the redemption price was $19.00 per share or unit under the plan. Prior to January 1, 2021, the redemption price was $18.25 per share or unit under the plan.

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

During the years ended December 31, 2024, 2023 and 2022, the Company redeemed 252,000, 83,000 and 53,000 common shares valued at $5,482, $1,813 and $1,155, respectively. In addition, during the years ended December 31, 2024, 2023 and 2022, the Company redeemed 294,000, 144,000 and 42,000 units valued at $6,433, $3,181 and $923, respectively.

NOTE 13 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of December 31, 2024 and 2023, there were 12,829,000 and 11,257,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $1.1500 per share, $1.1500 per share and $1.1500 per share for the years ended December 31, 2024, 2023 and 2022, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

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

The estimated value per common share was $23.00 and $23.00 at December 31, 2024 and 2023, respectively.

Therefore, the purchase price per common share for dividend reinvestments was $21.85 and $21.85 and for additional optional cash purchases was $23.00 and $23.00 at December 31, 2024 and 2023, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten-day notice to participants.

In the year ended December 31, 2024, 343,000 shares were issued pursuant to dividend reinvestments and 121,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2023, 353,000 shares were issued pursuant to dividend reinvestments and 173,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2022, 342,000 shares were issued pursuant to dividend reinvestments and 177,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 15 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Trustmark Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Trustmark Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Trustmark Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Kenneth P. Regan, by Trustee James S. Wieland, by the Trust’s President Megan E. Schreiner, by the Trust’s Chief Financial Officer and Treasurer Elizabeth A. Reich, by the Trust’s General Counsel and Secretary Michael P. Carlson, by the Trust’s Chief Investment Officer Luke B. Swenson, and by the Trust’s Vice President David F. Perkins.  Messrs. Regan, Carlson, Swenson, and Perkins and Mmes. Schreiner and Reich all serve as officers of the Advisor. Messrs. Regan, Wieland, Carlson, Swenson, and Perkins and Mmes. Schreiner and Reich also all serve on the Advisor’s Board of Governors and the Board of Directors of GOLDMARK Property Management, Inc.

Sterling Management, LLC (the “Advisor”), is a North Dakota limited liability company formed in November 2002. The Advisor is responsible for managing day-to-day affairs, overseeing capital projects, and identifying, acquiring, and disposing investments on behalf of the Trust.

GOLDMARK Property Management, Inc., is a North Dakota corporation formed in 1981. GOLDMARK Property Management, Inc. provides property management services to the Trust for numerous multifamily properties within its portfolio.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

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

Property Management Fee

We paid fees to GOLDMARK Property Management, Inc. related to the management of various properties, including on-site staff costs and other miscellaneous fees required to manage such properties. Management fees paid approximated 5% of net collected rent. In addition, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc.

	Year Ended December 31,
	2024	2023	2022

	(in thousands)

Onsite staff costs, and other misc.	$17,690	$15,069	$13,833
Goldmark Management fees	$6,322	$5,755	$5,499
R&M related payroll and payroll related expenses	$9,040	$9,936	$7,744
Sterling Management fees	$113	$117	$112

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The Advisor may receive fees related to management of the Trust, acquiring, disposing, or developing real estate property, project management fees, and financing fees related to lending relationships, under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Thirteenth Amended and Restated Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 21, 2024, and is effective until December 31, 2024. The Fourteenth Amended and Restated Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on December 17, 2024, and is effective on January 1, 2025.

The below table summarizes the fees incurred to our Advisor.

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Fee:
Advisory	$4,027	$3,807	$3,683
Acquisition	$1,125	$-	$1,321
Disposition	$302	$204	$703
Financing	$181	$121	$83
Development	$350	$600	$600
Project Management	$889	$682	$450

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees payable to our Advisor.

	Payable at
	December 31,	December 31,
	2024	2023

	(in thousands)
Fee:
Advisory	$4	$316
Project Management	$4	$-

Operating Partnership Units Issued in Connection with Acquisitions

During the year ended December 31, 2024, 322,000 Operating Partnership units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $7,396.

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

Commissions

During the years ended December 31, 2024, 2023 and 2022, we incurred real estate commissions of $655, $0, and $567, respectively, to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of December 31, 2024, and 2023, there were no commissions payable to GOLDMARK Commercial Real Estate.

During the years ended December 31, 2024, 2023 and 2022, we incurred real estate commissions of $39, $0, and $418, respectively to GOLDMARK Property Management. As of December 31, 2024, and 2023, there were no commission payable to GOLDMARK Property Management.

Due to Related Parties

As of December 31, 2024 and 2023, the Trust had $160, and $670, respectively, for other related party payables.

Rental Income

The Trust leases office space to certain affiliates pursuant to operating lease agreements.  The table below summarizes rental income earned from affiliates.

	Year Ended December 31,
	2024	2023	2022

	(in thousands)

Rental Income:
Goldmark Property Management, Inc.	$278	$273	$267
Operating lease agreement with our Advisor	$135	$133	$130
Bell Bank	$1,171	$1,005	$859

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

Debt Financing

As of December 31, 2024 and 2023, the Trust had $57,983, $60,262, respectively, of outstanding principal on loans entered into with Bell Bank. During the years ended December 31, 2024, 2023 and 2022, the Trust incurred interest expense on debt held with Bell Bank of $2,340, $2,398, and $2,480, respectively. Accrued interest at the years ended December 31, 2024 and 2023, related to this debt was $135, and $128, respectively.

Mezzanine Financing

The Trust offers mezzanine financing to joint ventures, see note 5 for investment in unconsolidated affiliates.

Sterling issued second mortgage financing to certain investments in unconsolidated affiliates as follows: On August 18, 2020, financing was secured with SE Maple Grove, LLC for $3,305 at a rate of 7.25% with the full amount of principal and accrued interest due on September 10, 2025.  On December 17, 2020, financing was secured with SE Rogers, LLC for $2,932 at a rate of 7.25% with the full amount of principal and accrued interest due on January 10, 2026.  On November 5, 2021, financing was secured with SE Brooklyn Park, LLC for $3,127 at a rate of 7.25% with the full amount of principal and accrued interest due on December 10, 2026. As of the years ended December 31, 2024 and 2023, Sterling issued $7,821, and $8,766 respectively, in second mortgage financing to investments in unconsolidated affiliates.

During the years ended December 31, 2024 and 2023, the Trust earned interest income of $581, and $671, respectively, related to the second mortgage financing.

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial segment as well as Director and Officer general and liability coverage. For the years ended December 31, 2024, 2023 and 2022, total premiums incurred for this policy were $145, $165, and $48, respectively.

Tenant Improvement Arrangements

During the years ended December 31, 2024, 2023 and 2022, there were no tenant improvement costs incurred for related parties.

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

During the year ended December 31, 2024 and 2023, the Trust paid no development fees to Trumont Group. As of December 31, 2024 and 2023, no development fees were owed to Trumont Construction.

During the years ended December 31, 2024 and 2023, the Trust incurred and paid $91, and $459, respectively, in construction fees to Trumont Construction. At the years ended December 31, 2024 and 2023, the Trust owed $0, and $37, respectively, in construction fees to Trumont Construction.

During the years ended December 31, 2024 and 2023, the Trust incurred and paid $378, and $344, respectively, in general construction costs to Trumont Construction. At the years ended December 31, 2024 and 2023, no general construction costs were owed to Trumont Construction.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

NOTE 16 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less.

Commercial properties are leased to tenants under terms expiring at various dates through 2039. Lease terms often include renewal options.

As of December 31, 2024, we derived 87.4% of our revenues from residential leases that are generally for terms of one-year or less. The residential leases may include lease income related to such items as parking, storage and non-refundable deposits that we treat as a single lease component because amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of December 31, 2024, we derived 12.6% of our revenues from commercial leases primarily under long-term lease agreements.  Substantially all commercial leases contain fixed escalations, or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $8 for the year ended December 31, 2024, and increased revenue by $291 for the year ended December 31, 2023. The straight-line receivable balance included in other assets on the consolidated balance sheets as of the year ended December 31, 2024 and 2023 was $3,694 and $3,686 respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates.

Lease income related to the Trust’s operating leases is comprised of the following:

	Year ended December 31, 2024
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$132,750	$15,531	$148,281
Lease income related to variable lease payments	1	4,546	4,547
Other (a)	(1,543)	(201)	(1,744)
Lease Income (b)	$131,208	$19,876	$151,084

(a)	For the year ended December 31, 2024, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the year ended December 31, 2024, of $8,222, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

	Year ended December 31, 2023
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$118,323	$15,672	$133,995
Lease income related to variable lease payments	—	4,430	4,430
Other (a)	(1,113)	166	(947)
Lease Income (b)	$117,210	$20,268	$137,478

(c)	For the year ended December 31, 2023, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(d)	Excludes other rental income for the year ended December 31, 2023, of $6,153, which is accounted for under the revenue recognition standard.

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2024 are as follows:

Years ending December 31,	Amount
(in thousands)
2025	$15,087
2026	14,299
2027	12,937
2028	11,939
2029	10,551
Thereafter	25,092
$89,905

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

NOTE 18 – DISPOSITIONS

During the year ended December 31, 2024, the Operating Partnership sold nine properties.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres (Unaudited)	Total Disposition Cost	Gain/(Loss) on Sale
1/25/24	Dairy Queen	Apple Valley, MN	Retail	5,348 square feet	$1,607	$(68)
3/1/24	Westwind	Fargo, ND	Apartment Complex	18 units	900	489
3/8/24	Westside	Hawley, MN	Apartment Complex	14 units	837	394
4/3/24	Columbia Park Village	Grand Forks, ND	Apartment Complex	12 units	675	42
5/1/24	Gate City Bank	Grand Forks, ND	Office	17,407 square feet	2,950	974
5/21/24	First International Bank & Trust	Moorhead, MN	Office	3,510 square feet	1,516	683
6/14/24	Jadestone	Fargo, ND	Apartment Complex	18 units	1,039	136
6/14/24	Essex	Fargo, ND	Apartment Complex	18 units	1,039	178
7/25/24	Cityside	Fargo, ND	Apartment Complex	36 units	1,500	241

					$12,063	$3,069

During the year ended December 31, 2023, the Operating Partnership sold two properties.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres (Unaudited)	Total Disposition Cost	Gain on Sale
5/11/23	Applebee's Coon Rapids	Coon Rapids, MN	Retail	5,576 square feet	$3,448	$1,531
5/24/23	Redpath	White Bear Lake, MN	Office	25,817 square feet	4,710	1,066

					$8,158	$2,597

During the year ended December 31, 2022, the Operating Partnership sold five properties.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres (Unaudited)	Total Disposition Cost	Gain on Sale
3/7/22	Applebee's Savage	Savage, MN	Retail	4,936 square feet	$2,700	$1,328
5/31/22	Griffin Court	Moorhead, MN	Apartment Complex	128 units	6,400	2,012
8/30/22	Regis	Edina, MN	Office	102,448 square feet	15,320	6,728
9/1/22	Desoto Apartments	East Grand Forks, MN	Apartment Complex	24 units	1,200	(171)
12/6/22	Applebee's Bloomington	Bloomington, MN	Retail	5,043 square feet	2,888	1,193

					$28,508	$11,090

As of December 31, 2024, the Company did not have any assets that qualified for the held for sale accounting treatment. As of December 31, 2023, the Company entered into a purchase agreement to sell one retail property located in Apple Valley, Minnesota. The property qualified for held for sale accounting treatment on or prior to December 31, 2023, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of December 31, 2023. The property was sold in the first quarter of 2024. The following table shows the net book value of assets held for sale.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$—	$845
Building and improvements	—	828
Real estate investments	—	1,673
Less accumulated depreciation	—	(110)
Real estate investments, net	—	1,563
Other assets, net	—	5

Total Assets	$—	$1,568

LIABILITIES
Accrued expenses and other liabilities	$—	$2

Total Liabilities	$—	$2

NOTE 19 –ACQUISITIONS

The Company acquired the following properties during the year ended December 31, 2024.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Net Assets Acquired
4/15/24	Urban Plains	Fargo, ND	Apartment Complex	415 units	$17,527
6/26/24	Lexington Lofts	Forest Lake, MN	Apartment Complex	355 units	18,379

					$35,906

Total consideration given for acquisitions for the year ended December 31, 2024 was completed through issuing approximately 322,000 limited partnership units of the Operating Partnership valued at $23.00 per unit for an aggregate consideration of approximately $7,396. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance. Ken Regan and Jim Wieland had part ownership in an entity which had a 50% interest in Urban Plains prior to the acquisition.

During the quarter ended December 31, 2024 the Trust determined that when allocating the purchase price for the Urban Plains acquisition, no value was assigned to an assumed interest rate derivative which resulted in an error in the purchase price allocation. The error has been corrected during the quarter and properly reflected in the financial statements as of and for the year ended December 31, 2024. The impact of this error to the previously reported amounts for the three months ended June 30, 2024 and three and nine months ended September 30, 2024 is as follows:

		Quarter Ending	Quarter Ending	YTD
		June 30, 2024	September 30, 2024	September 30, 2024
Real estate investments, net	Increase/(Decrease)	$(3,313)	$18	$(3,295)
Other assets, net - interest income receivable	Increase/(Decrease)	$39	$(3)	$36
Other assets, net - fair value of interest rate swap	Increase/(Decrease)	$(106)	$27	$(79)
Other comprehensive income	Decrease/(Increase)	$3,335	$(147)	$3,188
Net income	Decrease/(Increase)	$44	$103	$147

The Company did not acquire any properties during the year ended December 31, 2023.

The Company acquired the following properties during the year ended December 31, 2022.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024, 2023 AND 2022

(Dollar amounts in thousands, except share and per share data)

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

The following table summarizes the allocation of the purchase price, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	December 31,
	2024	2023	2022
Real estate investment acquired	$111,290	$-	$93,515
Assumed interest rate derivative	3,331	-	-
Acquired lease intangible assets	2,261	-	1,732
Assumed assets	451	-	3
Total Assets Acquired	$117,333	$-	$95,250
Assumed loans	(80,774)	-	-
Other liabilities	(653)	-	(406)
Net assets acquired	35,906	-	94,844
Equity/limited partnership unit consideration	(7,396)	-	(12,870)
Net cash consideration	$28,510	$-	$81,974

NOTE 20 - SUBSEQUENT EVENTS

On January 15, 2025 we paid a dividend or distribution of $0.2875 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2024 which was declared on December 17, 2024.

On December 17, 2024 the Board of Trustees approved an increase in the common share price from $23.00 per share to $24.00 per share and an increase in redemption price from $21.85 to $22.80 effective January 1, 2025.

On February 26, 2025, we entered into a $10,000,000 revolving promissory note bearing an interest rate of 5.25% as the borrower with an affiliate, Sterling Office and Industrial Properties, LLLP.

Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Industrial			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	Fargo, ND	$—	$820	$2,554	$60	$(94)	$880	$2,460	$3,340	$764	08/29/2012	40
Titan Machinery	Bismarck, ND	1,939	950	1,395	32	—	982	1,395	2,377	349	01/28/2015	40
Titan Machinery	Dickinson, ND	1,705	354	1,096	400	—	754	1,096	1,850	352	07/30/2012	40
Titan Machinery	Fargo, ND	2,262	781	1,947	515	—	1,296	1,947	3,243	596	10/30/2012	40
Titan Machinery	Marshall, MN	4,390	300	3,648	81	—	381	3,648	4,029	1,208	11/01/2011	40
Titan Machinery	Minot, ND	—	618	1,654	—	—	618	1,654	2,272	513	08/01/2012	40
Titan Machinery	North Platte, NE	—	325	1,269	—	—	325	1,269	1,594	286	01/29/2016	40
Titan Machinery	Sioux City, IA	3,474	315	2,472	—	—	315	2,472	2,787	695	10/25/2013	40
Total		$13,770	$4,463	$16,035	$1,088	$(94)	$5,551	$15,941	$21,492	$4,763

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Land			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Taco Bell	Denver, CO	$367	$669	$—	$—	$—	$669	$—	$669	$—	06/14/2011
Rochester Development Land	Rochester, MN	—	1,364	—	—	—	1,364	—	1,364	—	08/29/2016
Total		$367	$2,033	$—	$—	$—	$2,033	$—	$2,033	$—

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Medical			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life	Bismarck, ND	$1,969	$306	$2,255	$11	$123	$317	$2,378	$2,695	$1,081	01/03/2008	9	-	40
Bio-Life	Grand Forks, ND	2,024	457	2,230	1	158	458	2,388	2,846	1,106	01/03/2008	10	-	40
Bio-Life	Janesville, WI	1,682	250	1,857	—	123	250	1,980	2,230	912	01/03/2008	9	-	40
Bio-Life	Mankato, MN	2,138	390	2,111	280	1,154	670	3,265	3,935	1,450	01/03/2008	11	-	40
Bio-Life	Marquette, MI	—	213	2,793	—	123	213	2,916	3,129	1,309	01/03/2008	9	-	40
Bio-Life	Onalaska, WI	1,624	208	1,853	—	323	208	2,176	2,384	986	01/03/2008	11	-	40
Bio-Life	Oshkosh, WI	1,670	293	1,705	—	146	293	1,851	2,144	870	01/03/2008	10	-	40
Bio-Life	Sheboygan, WI	1,905	623	1,611	—	248	623	1,859	2,482	855	01/03/2008	10	-	40
Bio-Life	Stevens Point, WI	1,822	119	2,184	—	123	119	2,307	2,426	1,050	01/03/2008	9	-	40
Total		$14,834	$2,859	$18,599	$292	$2,521	$3,151	$21,120	$24,271	$9,619

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Amberwood	Grand Forks, ND	$2,170	$426	$3,304	$3	$331	$429	$3,635	$4,064	$736	09/13/2016	20	-	40
Arbor I/400	Bismarck, ND	319	73	516	4	65	77	581	658	174	06/04/2013		40
Arbor II/404	Bismarck, ND	326	73	538	6	43	79	581	660	157	11/01/2013		40
Arbor III/406	Bismarck, ND	324	71	536	7	107	78	643	721	161	11/01/2013		40
Ashbury	Fargo, ND	2,139	314	3,774	26	25	340	3,799	4,139	769	12/19/2016		40
Auburn II	Fargo, ND	753	105	883	12	87	117	970	1,087	421	03/23/2007	20	-	40
Autumn Ridge	Grand Forks, ND	4,878	1,072	8,875	44	67	1,116	8,942	10,058	4,134	08/16/2004	9	-	40
Barrett Arms	Crookston, MN	647	37	1,001	—	177	37	1,178	1,215	300	01/02/2014		40
Bayview	Fargo, ND	2,000	284	3,447	112	2,036	396	5,483	5,879	1,799	12/31/2007	20	-	40
Belmont East and West	Bismarck, ND	673	167	1,424	2	8	169	1,432	1,601	175	03/1/2020	—	40	—
Berkshire	Fargo, ND	359	31	406	7	53	38	459	497	178	03/31/2008	20	-	40
Betty Ann	Fargo, ND	384	74	738	11	178	85	916	1,001	312	08/31/2009		40
Birchwood 1	Fargo, ND	212	72	342	4	139	76	481	557	67	12/01/2017		40
Birchwood 2	Fargo, ND	1,252	234	2,099	52	612	286	2,711	2,997	419	12/01/2017		40
Bradbury Apartments	Bismarck, ND	1,665	1,049	4,922	—	158	1,049	5,080	6,129	791	10/24/18		40
Briar Pointe	Fargo, ND	1,214	384	1,551	1	—	385	1,551	1,936	139	06/01/2021		40
Bridgeport	Fargo, ND	4,618	613	7,676	15	236	628	7,912	8,540	1,568	12/19/2016		40
Bristol Park	Grand Forks, ND	2,626	985	3,976	—	885	985	4,861	5,846	1,054	02/01/2016		40
Brookfield	Fargo, ND	1,828	228	1,958	30	318	258	2,276	2,534	877	08/01/2008	20	-	40
Brownstone	Fargo, ND	2,737	780	3,610	2	6	782	3,616	4,398	324	06/01/2021	—	40	—
Cambridge (FKA 44th Street)	Fargo, ND	1,510	333	1,845	4	246	337	2,091	2,428	586	02/06/2013		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(Dollar amounts in thousands)

Candlelight	Fargo, ND	1,380	613	1,221	(202)	703	411	1,924	2,335	504	11/30/2012		40
Carling Manor	Grand Forks, ND	456	69	656	1	114	70	770	840	286	03/31/2008		40
Carlton Place	Fargo, ND	5,363	703	7,070	96	1,002	799	8,072	8,871	2,970	09/01/2008	20	-	40
Carr	Fargo, ND	551	66	759	8	41	74	800	874	156	01/17/2017		40
Cedars 4	Fargo, ND	—	134	1,068	2	76	136	1,144	1,280	166	12/31/18		40
Chandler 1802	Grand Forks, ND	630	133	1,114	—	108	133	1,222	1,355	317	01/02/2014		40
Chandler 1834	Grand Forks, ND	364	112	552	—	51	112	603	715	91	9/1/18		40
Chandler 1866	Grand Forks, ND	327	31	270	—	59	31	329	360	147	01/03/2005	20	-	40
Chandler 1898	Grand Forks, ND	—	114	357	1	98	115	455	570	23	12/1/22
Cherry Creek (FKA Village)	Grand Forks, ND	—	173	1,435	1	572	174	2,007	2,181	631	11/01/2008		40
Columbia West	Grand Forks, ND	2,056	294	3,367	1	615	295	3,982	4,277	1,500	09/01/2008	20	-	40
Country Club	Fargo, ND	921	252	1,252	2	240	254	1,492	1,746	488	05/02/2011	20	-	40
Countryside	Fargo, ND	543	135	677	6	202	141	879	1,020	243	05/02/2011		40
Courtyard	St. Louis Park, MN	2,423	2,270	5,681	—	840	2,270	6,521	8,791	1,800	09/03/2013	5	-	40
Dakota Manor	Fargo, ND	1,221	249	2,236	20	587	269	2,823	3,092	615	08/07/2014		40
Danbury	Fargo, ND	4,278	381	5,869	336	1,023	717	6,892	7,609	2,673	12/31/2007	20	-	40
Dellwood Estates	Anoka, MN	5,619	844	9,924	—	861	844	10,785	11,629	3,015	05/31/2013		40
Deer Park	Hutchinson, MN	8,382	1,784	12,545	—	47	1,784	12,592	14,376	911	2/28/22
Desoto Estates	Grand Forks, ND	3,985	955	4,869	—	—	955	4,869	5,824	325	5/31/22
Desoto Townhomes	Grand Forks, ND	1,524	464	2,767	—	—	464	2,767	3,231	184	5/31/22
Diamond Bend	Mandan, ND	6,554	722	9,789	27	—	749	9,789	10,538	633	6/10/22
Eagle Run	West Fargo, ND	3,399	576	5,787	381	213	957	6,000	6,957	2,083	08/12/2010		40
Eagle Sky I	Bismarck, ND	—	115	1,292	—	129	115	1,421	1,536	319	03/01/2016		40
Eagle Sky II	Bismarck, ND	—	135	1,279	—	197	135	1,476	1,611	320	03/01/2016		40
East Bridge	Fargo, ND	2,951	792	5,396	1	301	793	5,697	6,490	1,059	07/03/2017		40
Eastbrook	Bismarck, ND	579	145	1,233	—	118	145	1,351	1,496	151	01/31/2020	—	40	—
Echo Manor	Hutchinson, MN	815	141	875	—	118	141	993	1,134	270	01/02/2014	20	-	40
Emerald Court	Fargo, ND	—	66	830	18	218	84	1,048	1,132	394	03/31/2008	20	-	40
Evergreen Terrace	Omaha, NE	4,699	820	7,573	—	904	820	8,477	9,297	827	12/17/20	—	40	—
Fairview	Bismarck, ND	2,335	267	3,978	39	950	306	4,928	5,234	1,775	12/31/2008	20	-	40
Flagstone	Fargo, ND	4,839	1,535	6,258	3	—	1,538	6,258	7,796	561	06/01/2021	—	40	—
Flickertail	Fargo, ND	5,843	426	5,590	261	1,818	687	7,408	8,095	2,554	12/31/2008		40
Forest Avenue	Fargo, ND	295	61	637	14	74	75	711	786	202	02/06/2013		40
Foxtail Creek Townhomes	Fargo, ND	—	267	1,221	—	—	267	1,221	1,488	132	09/15/2020	—	40	—
Galleria III	Fargo, ND	611	118	681	3	335	121	1,016	1,137	287	11/09/2010		40
Garden Grove	Bismarck, ND	3,873	606	6,073	—	168	606	6,241	6,847	1,365	05/04/2016	5	-	40
Georgetown on the River	Fridley, MN	15,551	4,620	23,833	8	7,262	4,628	31,095	35,723	6,968	12/19/2014	5	-	40
Glen Pond	Eagan, MN	33,931	3,761	20,569	38	1,358	3,799	21,927	25,726	6,938	12/02/2011	20	-	40
Glen Pond Addition	Eagan, MN	5,803	876	15,408	—	6	876	15,414	16,290	1,669	09/30/2020	—	40	—
Granger Court I	Fargo, ND	1,707	279	1,926	25	2,163	304	4,089	4,393	638	06/04/2013	20	-	40
Hannifin	Bismarck, ND	366	81	607	5	124	86	731	817	184	11/01/2013		40
Harrison and Richfield	Grand Forks, ND	—	756	6,346	8	970	764	7,316	8,080	2,931	07/01/2007	5	-	40
Hartford Apartments	Fargo, ND	782	154	1,233	—	14	154	1,247	1,401	194	10/1/18		40
Hawn	Fargo, ND	1,396	280	2,277	11	289	291	2,566	2,857	283	03/01/2020	—	40	—
Highland Meadows	Bismarck, ND	5,231	1,532	8,513	—	675	1,532	9,188	10,720	1,742	05/01/2017	5	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(Dollar amounts in thousands)

Hunters Run I	Fargo, ND	440	50	419	5	(2)	55	417	472	184	03/23/2007		40
Hunters Run II	Fargo, ND	375	44	441	3	—	47	441	488	182	07/01/2008		40
Huntington	Fargo, ND	281	86	309	4	24	90	333	423	76	08/04/2015		40
Islander	Fargo, ND	666	98	884	49	326	147	1,210	1,357	336	07/01/2011		40
Kennedy	Fargo, ND	322	84	588	7	91	91	679	770	197	02/06/2013	20	-	40
Lexington Lofts 1	Lexington, MN	30,955	4,214	37,004	—	—	4,214	37,004	41,218	540	6/26/24	20	-	40
Lexington Lofts 2	Lexington, MN	22,575	2,674	23,486	—	—	2,674	23,486	26,160	342	6/26/24	20	-	40
Sterling - Lexington	Lexington, MN	—	—	725	—	—	—	725	725	10	6/26/24	20	-	40
Library Lane	Grand Forks, ND	1,869	301	2,332	20	189	321	2,521	2,842	1,066	10/01/2007	20	-	40
Madison	Grand Forks, ND	280	95	497	—	163	95	660	755	133	09/01/2015		40
Maple Ridge	Omaha, NE	7,412	766	5,608	59	3,937	825	9,545	10,370	3,073	08/01/2008	20	-	40
Maplewood	Maplewood, MN	8,053	3,120	11,655	—	3,259	3,120	14,914	18,034	3,281	12/19/2014	5	-	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	Fargo, ND	3,853	783	5,839	15	696	798	6,535	7,333	2,233	01/01/2009	20	-	40
Martha Alice	Fargo, ND	384	74	738	15	221	89	959	1,048	327	08/31/2009	20	-	40
Mayfair	Grand Forks, ND	—	80	1,043	5	306	85	1,349	1,434	455	07/01/2008	20	-	40
Monticello	Fargo, ND	475	60	752	14	111	74	863	937	229	11/08/2013	20	-	40
Montreal Courts	Little Canada, MN	26,661	5,808	19,565	15	3,618	5,823	23,183	29,006	6,144	10/02/2013	5	-	40
Morningside Apartments	Fargo, ND	419	85	673	—	42	85	715	800	106	11/30/18		40
Newgate	Bismarck, ND	1,430	538	1,755	19	48	557	1,803	2,360	105	9/13/22
Oak Court	Fargo, ND	2,338	270	2,210	195	472	465	2,682	3,147	1,034	04/30/2008	28	-	40
Oakview Townhomes	Grand Forks, ND	3,229	822	4,698	34	876	856	5,574	6,430	1,036	01/11/2017		40
Oxford	Fargo, ND	6,324	1,655	8,563	—	98	1,655	8,661	10,316	750	07/01/2021		40
Pacific Park I	Fargo, ND	479	95	777	3	130	98	907	1,005	250	02/06/2013		40
Pacific Park II	Fargo, ND	410	111	865	4	140	115	1,005	1,120	275	02/06/2013		40
Pacific South	Fargo, ND	253	58	459	2	56	60	515	575	139	02/06/2013		40
Park Circle	Fargo, ND	499	196	716	7	17	203	733	936	139	06/01/2017		40
Parkview Arms	Bismarck, ND	—	373	3,845	—	418	373	4,263	4,636	996	05/13/2015	5	-	40
Parkwest Gardens	West Fargo, ND	2,611	713	5,712	39	1,649	752	7,361	8,113	1,765	06/30/2014	20	-	40
Parkwood	Fargo, ND	—	126	1,143	18	203	144	1,346	1,490	472	08/01/2008		40
Pebble Creek	Bismarck, ND	—	260	2,818	31	(578)	291	2,240	2,531	883	03/19/2008	20	-	40
Pinehurst	Fargo, ND	9,200	2,368	12,614	62	32	2,430	12,646	15,076	1,104	07/01/2021	—	40	—
Plumtree	Fargo, ND	487	100	782	2	29	102	811	913	155	05/01/2017		40
Prairiewood Courts	Fargo, ND	—	308	1,730	29	212	337	1,942	2,279	823	09/01/2006	20	-	40
Prairiewood Meadows	Fargo, ND	3,566	736	852	12	4,064	748	4,916	5,664	422	09/30/2012		40
Cobalt Apartments	Fort Worth, TX	27,500	5,451	46,811	—	225	5,451	47,036	52,487	2,444	12/29/22
Quail Creek	Springfield, MO	4,605	1,529	7,396	—	1,704	1,529	9,100	10,629	1,990	02/03/2015	5	-	40
Robinwood	Coon Rapids, MN	3,887	1,380	6,133	—	711	1,380	6,844	8,224	1,685	12/19/2014		40
Rosedale Estates	Roseville, MN	—	4,680	20,591	—	1,632	4,680	22,223	26,903	5,395	12/19/2014	5	-	40
Rosegate	Fargo, ND	2,705	251	2,978	102	481	353	3,459	3,812	1,294	04/30/2008	20	-	40
Rosser	Bismarck, ND	623	156	1,216	—	109	156	1,325	1,481	156	03/01/2020	—	40	—
Roughrider	Grand Forks, ND	340	100	448	—	177	100	625	725	121	08/01/2016	5	-	40
Saddlebrook	West Fargo, ND	1,195	148	1,262	203	105	351	1,367	1,718	531	12/31/2008		40
Sage Park	New Brighton, MN	8,761	2,520	13,985	—	1,230	2,520	15,215	17,735	3,812	12/19/2014	5	-	40
Sargent	Fargo, ND	868	164	1,529	4	17	168	1,546	1,714	311	01/10/2017		40
Schrock	Fargo, ND	390	71	626	3	66	74	692	766	187	06/04/2013		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(Dollar amounts in thousands)

Sheridan Pointe	Fargo, ND	1,850	292	2,387	22	96	314	2,483	2,797	670	10/01/2013		40
Sierra Ridge	Bismarck, ND	6,148	754	8,795	151	955	905	9,750	10,655	3,483	09/01/2006		40
Somerset	Fargo, ND	—	300	3,400	43	370	343	3,770	4,113	1,416	07/01/2008		40
Southgate	Fargo, ND	4,517	803	5,267	20	119	823	5,386	6,209	2,285	07/01/2007	20	-	40
Southview III	Grand Forks, ND	—	99	522	3	116	102	638	740	202	08/01/2011		40
Southview Villages	Fargo, ND	2,214	268	2,483	16	867	284	3,350	3,634	1,193	10/01/2007	20	-	40
Spring	Fargo, ND	391	76	822	75	24	151	846	997	253	02/06/2013	20	-	40
Stanford Court	Grand Forks, ND	—	291	3,866	—	618	291	4,484	4,775	1,219	02/06/2013	20	-	40
Stonefield	Bismarck, ND	6,913	2,804	11,060	227	(215)	3,031	10,845	13,876	2,611	08/01/2014	20	-	40
Stonefield Townhomes	Bismarck, ND	4,564	1,201	3,678	486	5,754	1,687	9,432	11,119	1,818	10/23/2014		40
Stonefield-Phase III	Bismarck, ND	—	1,079	—	238	—	1,317	—	1,317	—	10/23/2014		n/a
Stonybrook	Omaha, NE	5,601	1,439	8,003	—	2,032	1,439	10,035	11,474	3,586	01/20/2009	20	-	40
Summerfield	Fargo, ND	430	129	599	6	82	135	681	816	155	08/04/2015		40
Summit Point	Fargo, ND	3,034	681	5,434	22	450	703	5,884	6,587	1,318	10/01/2015	20	-	40
Sunchase	Fargo, ND	955	181	1,563	14	170	195	1,733	1,928	319	05/01/2017		40
Sunset Ridge	Bismarck, ND	10,202	1,759	9,560	36	160	1,795	9,720	11,515	3,712	06/06/2008	9	-	40
Sunview	Grand Forks, ND	—	144	1,578	2	241	146	1,819	1,965	681	12/31/2008	20	-	40
Sunwood	Fargo, ND	2,659	358	3,252	38	688	396	3,940	4,336	1,498	07/01/2007	20	-	40
Thunder Creek	Fargo, ND	2,486	633	4,063	1	714	634	4,777	5,411	774	03/1/2018	25	-	40
Twin Oaks	Hutchinson, MN	4,842	816	3,245	—	156	816	3,401	4,217	864	10/01/2014		40
Twin Parks	Fargo, ND	1,739	119	2,072	43	227	162	2,299	2,461	873	10/01/2008	20	-	40
Urban Plains	Fargo, ND	26,674	5,801	33,907	—	—	5,801	33,907	39,708	494	4/15/25	20	-	40
Valley Homes Duplexes	Grand Forks, ND	1,027	356	1,668	1	431	357	2,099	2,456	502	01/22/2015		40
Valley View	Golden Valley, MN	3,863	1,190	6,076	—	474	1,190	6,550	7,740	1,604	12/19/2014	5	-	40
Village Park	Fargo, ND	536	219	1,932	51	89	270	2,021	2,291	796	04/30/2008		40
Village West	Fargo, ND	1,980	357	2,274	61	165	418	2,439	2,857	957	04/30/2008		40
Washington	Grand Forks, ND	307	74	592	—	76	74	668	742	142	05/04/2016		40
Westcourt	Fargo, ND	2,147	287	2,914	157	544	444	3,458	3,902	866	01/02/2014	5	-	40
West Oak	Fargo, ND	575	85	692	47	83	132	775	907	154	01/17/2017		40
Westwood	Fargo, ND	2,613	597	6,341	91	1,424	688	7,765	8,453	2,747	06/05/2008	20	-	40
Willow Park	Fargo, ND	4,770	288	5,286	39	916	327	6,202	6,529	2,250	12/31/2008		40
Wolf Creek	Fargo, ND	2,794	1,082	4,210	—	28	1,082	4,238	5,320	535	01/12/2020	—	40	—
Woodland Pines	Omaha, NE	5,788	842	10,596	—	1,785	842	12,381	13,223	1,807	11/30/18		40
Total		$472,556	$105,317	$679,523	$4,326	$78,363	$109,643	$757,886	$867,529	$155,637

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Office			to company		to acquisition (a)		carried at close of period			Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bluemont Lakes Financial Center	Fargo, ND	$4,495	$635	$3,298	$104	$1,285	$739	$4,583	$5,322	$1,986	03/16/2004	3	-	40
Bell Plaza	Bloomington, MN	29,006	6,912	34,674	—	5,278	6,912	39,952	46,864	14,606	08/13/2015	3	-	40
Trustmark	Fargo, ND	6,572	2,089	4,718	14	6,738	2,103	11,456	13,559	1,854	08/28/2020	—	40	—
Four Points	Fargo, ND	—	70	1,238	11	175	81	1,413	1,494	610	10/18/2007	5	-	40
Goldmark Office Park	Fargo, ND	11,630	1,160	11,788	65	9,119	1,225	20,907	22,132	6,335	07/01/2007	1	-	40
Great American Bldg	Fargo, ND	971	511	1,290	22	447	533	1,737	2,270	846	02/01/2005	28	-	40
Midtown Plaza	Minot, ND	1,045	30	1,213	—	97	30	1,310	1,340	634	01/01/2004	5	-	40
Parkway office building (FKA Echelon)	Fargo, ND	1,523	278	1,491	42	82	320	1,573	1,893	697	05/15/2007	9	-	40
Wells Fargo Center	Duluth, MN	—	600	7,195	(115)	(1,645)	485	5,550	6,035	2,168	07/11/2007	4	-	40
Total		$55,242	$12,285	$66,905	$143	$21,576	$12,428	$88,481	$100,909	$29,736

Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
Retail	to company	to acquisition (a)	carried at close of period	Accumulated	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Dairy Queen	Dickinson, ND	—	329	658	1	—	330	658	988	214	01/19/2012	40
Dairy Queen	Moorhead, MN	—	243	787	2	—	245	787	1,032	269	05/13/2011	20
Family Dollar	Mandan, ND	—	167	649	—	54	167	703	870	234	12/14/2010	40
OReilly	Mandan, ND	—	115	449	—	27	115	476	591	163	12/14/2010	40
Walgreens	Alexandria, LA	—	1,090	2,973	—	—	1,090	2,973	4,063	1,118	12/18/2009	28	-	40
Walgreens	Batesville, AR	4,038	473	6,405	—	—	473	6,405	6,878	2,482	07/09/2009	40
Walgreens	Denver, CO	2,820	2,349	2,358	—	—	2,349	2,358	4,707	801	06/14/2011	40
Walgreens	Fayetteville, AR	3,000	636	4,732	—	—	636	4,732	5,368	1,834	07/09/2009	40
Walgreens	Laurel, MS	—	1,280	2,984	—	—	1,280	2,984	4,264	1,082	07/30/2010	40
Total	$9,858	$6,682	$21,995	$3	$81	$6,685	$22,076	$28,761	$8,197
Grand Totals	$566,627	$133,639	$803,057	$5,852	$102,447	$139,491	$905,504	$1,044,995	$207,952

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(Dollar amounts in thousands)

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.
(b)	The changes in total real estate investments for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022
Balance at January 1,	$970,804	$971,148	$896,702
Purchase of real estate investments	126,524	11,875	103,252
Sale and disposal of real estate investment	(10,236)	(8,882)	(26,960)
Property held for sale	1,673	(1,673)	—
Provision for asset impairment	—	(2,603)	(561)
Construction in progress not yet placed in service	6,650	939	(1,285)
Balance at December 31,	$1,095,415	$970,804	$971,148

(c)	The changes in accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022
Balance at January 1,	$214,584	$194,849	$179,155
Depreciation expense	24,580	23,257	22,161
Property held for sale	110	(110)	—
Sale and disposal of real estate investment	(1,858)	(3,412)	(6,467)
Balance at December 31,	$237,416	$214,584	$194,849

(d)	The aggregate cost of our real estate for federal income tax purposes is $840,190.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE IV – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(Dollar amounts in thousands)

Sterling Real Estate Trust
Schedule IV - Mortgage Loans on Real Estate
December 31, 2024

				(in thousands)
Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
United States - MN	7.25%	2026	Principal and interest until maturity	$—	$7,869	$7,869	$—
United States - MN	12.00%	2027	Interest only until maturity	—	1,539	1,539	—
Other	N/A	N/A	N/A	—	76	76	—
Totals				$—	$9,484	$9,484	$—

			Year Ended December 31,
			2024	2023	2022
Reconciliation of mortgage loans:
	Balance at beginning of year		$8,885	$8,448	$7,457
	Additions:
		Advances on loans	1,515	2,991	9,247
	Deductions:
		Collection of principal	(916)	(2,554)	(8,256)
	Balance at end of year		$9,484	$8,885	$8,448

Exhibit Index

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit Description	with	Form	ending	Exhibit	Date
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002		10-12G		3.1	03/10/11
3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014		8-K		5.02	06/24/14
3.3	Amended and Restated Bylaws dated June 2, 2020		8-K		3.1	06/03/20
4.1	Sterling Third Amended and Restated Declaration of Trust dated June 23, 2016		8-K		4.1	06/29/16
4.2	Amended and Restated Share Redemption Plan effective June 20, 2024		8-K		10.1	07/11/24
4.3	Amended and Restated Unit Repurchase Plan effective June 20, 2024		8-K		10.2	07/11/24
4.4	Description of Registrant’s Securities		10-K	12/31/2019	4.11	03/13/20
10.1	Third Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated January 1, 2014		8-K		5.04	06/24/14
10.2	Amended and Restated Dividend Reinvestment Plan effective January 1, 2025		8-K		10.3	07/11/24
10.3	Amendment to Certificate of Limited Liability Partnership of Sterling Properties, LLLP dated August 1, 2014		8-K		5.03	06/24/14
10.4	Form of Secured Promissory Note (15-Year Note) dated as of December 19, 2014		8-K		10.3	12/23/14
10.5	Form of Secured Promissory Note (10-Year Note) dated as of December 19, 2014		8-K		10.4	12/23/14
10.6	Form of Mortgage, Security Agreement and Fixture Filing dated as of December 19, 2014		8-K		10.5	12/23/14
10.7	Form of Promissory Note dated as of December 19, 2014		8-K		10.6	12/23/14
10.8	Form of Mortgage dated as of December 19, 2014		8-K		10.7	12/23/14
10.9	Form of Commercial Security Agreement dated as of December 19, 2014		8-K		10.8	12/23/14
10.10	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan approved June 18, 2015		8-K		10.1	06/23/15
10.11	Form of Promissory Note dated as of August 13, 2015		8-K		10.2	08/18/15
10.12	Form of Mortgage, Security Agreement and Fixture Filing dated as of August 13, 2015		8-K		10.3	08/18/15
10.13	Amendment No. 1 to Amended and Restated Independent Trustee Stock Plan		8-K		99.3	04/04/18
10.14	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan dated March 25, 2021		8-K		10.1	03/31/21
10.15	Fourteenth Amended and Restated Advisory Agreement effective January 1, 2025		8-K		10.1	12/19/24
10.16	Bell Bank Promissory Note, dated December 29, 2022 between Bell Bank and Sterling Properties, LLLP, together with commercial Guaranty of Sterling Real Estate Trust, dated December 29, 2022		8-K		10.1	01/04/23
10.17	Bell Bank Promissory Note, dated June 25, 2024, between Bell Bank and Sterling Properties, LLLP, together with Commercial Guaranty of Sterling Real Estate Trust, dated June 25, 2024		8-K		10.1	07/03/24
10.18	Credit Agreement, dated July 12, 2024, between Gate City Bank and Sterling Properties, LLLP, together with Commercial Guaranty of Sterling Real Estate Trust, dated July 12, 2024		8-K		10.1	07/18/24
10.19	Guaranty Agreement, dated July 12, 2024, between Gate City Bank and Sterling Properties, LLLP, together with Commercial Guaranty of Sterling Real Estate Trust, dated July 12, 2024		8-K		10.2	07/18/24
16.1	Letter of Baker Tilly US, LLP dated March 31, 2021 to the SEC regarding statements in Item 4.01(a)		8-K		16.1	03/31/21
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm - RSM, LLP	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Financial Officer	X
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X
101

The following materials from Sterling Real Estate Trust’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2024, 2023 and 2022; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and; (v) Notes to Consolidated Financial Statements

		X
104	Cover Page Interactive Data File, formatted in IXBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 19, 2025

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth P. Regan (Kenneth P. Regan)	Chief Executive Officer and Trustee (Principal Executive Officer)	March 19, 2025

/s/ Elizabeth A. Reich (Elizabeth A. Reich)	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 19, 2025

/s/ Lance R. Wolf (Lance R. Wolf)	Chairman of the Board of Trustees	March 19, 2025

/s/ Timothy L. Haugen (Timothy L. Haugen)	Trustee	March 19, 2025

/s/ Timothy A. Hunt (Timothy A. Hunt)	Trustee	March 19, 2025

/s/ Michelle L. Korsmo (Michelle L. Korsmo)	Trustee	March 19, 2025

/s/ Mark T. Polovitz (Mark T. Polovitz)	Trustee	March 19, 2025

/s/ James S. Wieland (James S. Wieland)	Trustee	March 19, 2025