Form 10-Q
period 2025-03-31
Sterling Real Estate Trust
filed 2025-05-08
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2025
Common Shares of Beneficial Interest, $0.01 par value per share	13,008,258

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2025 (UNAUDITED) and December 31, 2024

	March 31,	December 31,
	2025	2024

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$142,811	$139,491
Buildings and improvements	907,730	905,504
Furniture, fixtures and equipment	35,743	35,721
Construction in progress	15,132	14,699
Real estate investments	1,101,416	1,095,415
Less accumulated depreciation	(243,595)	(237,416)
Real estate investments, net	857,821	857,999
Cash and cash equivalents	4,999	4,798
Restricted deposits	10,399	10,127
Investment in unconsolidated affiliates	27,269	28,407
Notes receivable	2,518	1,539
Notes receivable, affiliates	7,870	7,945
Lease intangible assets, less accumulated amortization	2,183	2,541
Other assets, net	28,125	24,416

Total Assets	$941,184	$937,772

LIABILITIES
Mortgage notes payable, net	$500,791	$506,735
Mortgage notes payable, net, affiliates	57,402	57,983
Notes payable, affiliate	10,000	—
Lines of credit	12,066	4,992
Dividends payable	9,432	9,039
Tenant security deposits payable	8,600	8,291
Lease intangible liabilities, less accumulated amortization	287	324
Accrued expenses and other liabilities	19,960	21,470
Total Liabilities	618,538	608,834

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Beneficial interest	153,522	153,834
Noncontrolling interest
Operating partnership	150,385	154,353
Partially owned properties	10,060	9,290
Accumulated other comprehensive income	8,679	11,461
Total Shareholders' Equity	322,646	328,938

	$941,184	$937,772

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED March 31, 2025 and 2024 (UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024

	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$42,180	$37,260
Expenses
Expenses from rental operations
Operating expenses	17,836	16,323
Real estate taxes	3,860	4,159
Depreciation and amortization	7,025	5,909
Interest	6,270	5,356
	34,991	31,747
Administration of REIT	1,500	1,345
Total expenses	36,491	33,092
Income from operations	5,689	4,168

Other (loss) income
Equity in losses of unconsolidated affiliates	(919)	(734)
Other income	137	393
Gain on sale or conversion of real estate investments	—	815
Total other income	(782)	474
Net income	$4,907	$4,642
Net income (loss) attributable to noncontrolling interest:
Operating partnership	3,031	2,850
Partially owned properties	(230)	51
Net income attributable to Sterling Real Estate Trust	$2,106	$1,741

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.16	$0.15

Comprehensive income
Net income	$4,907	$4,642
Other comprehensive (loss) income:
(Loss) gain on cash flow hedges	(1,994)	2,553
Cash flow hedge (losses) gains reclassified to earnings	(788)	(1,036)
Total other comprehensive (loss) income	(2,782)	1,517
Total comprehensive income	2,125	6,159
Comprehensive income attributable to noncontrolling interest	1,159	3,843
Comprehensive income attributable to Sterling Real Estate Trust	$966	$2,316

Weighted average common shares outstanding, basic and diluted	12,900	11,339

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2025 and 2024 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2023	11,257	$168,975	$(44,880)	$124,095	$163,308	$2,555	$11,362	$301,320
Shares/units redeemed	(51)	(1,108)	—	(1,108)	(410)	—	—	(1,518)
Dividends and distributions declared ($0.2875 per share/unit)	—	—	(3,258)	(3,258)	(5,338)	—	—	(8,596)
Dividends reinvested - stock dividend	87	1,899	—	1,899	—	—	—	1,899
Issuance of shares under optional purchase plan	37	843	—	843	—	—	—	843
Total other comprehensive (loss) income	—	—	—	—	—	—	1,517	1,517
Net income	—	—	1,741	1,741	2,850	51	—	4,642
BALANCE AT MARCH 31, 2024	11,330	$170,609	$(46,397)	$124,212	$160,410	$2,606	$12,879	$300,107

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2024	12,829	$205,020	$(51,186)	$153,834	$154,353	$9,290	$11,461	$328,938
Shares/units redeemed	(50)	(1,146)	-	(1,146)	(1,434)	-	-	(2,580)
Dividends and distributions declared ($0.3000 per share/unit)	-	-	(3,867)	(3,867)	(5,565)	-	-	(9,432)
Dividends reinvested - stock dividend	91	2,066	-	2,066	-	-	-	2,066
Issuance of shares under optional purchase plan	22	529	-	529	-	-	-	529
Owner Contribution	-	-	-	-	-	1,000	-	1,000
Total other comprehensive (loss) income	-	-	-	-	-	-	(2,782)	(2,782)
Net income (loss)	-	-	2,106	2,106	3,031	(230)	-	4,907
BALANCE AT MARCH 31, 2025	12,892	$206,469	$(52,947)	$153,522	$150,385	$10,060	$8,679	$322,646

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2025 and 2024 (UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
OPERATING ACTIVITIES
Net income	$4,907	$4,642
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	—	(815)
Equity in loss of unconsolidated affiliates	919	734
Allowance for (recovery of) uncollectible accounts receivable	—	96
Depreciation	6,613	5,698
Amortization	412	211
Amortization of debt issuance costs	131	151
Effects on operating cash flows due to changes in
Other assets	(6,056)	822
Tenant security deposits payable	309	326
Accrued expenses and other liabilities	(3,910)	(7,219)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,325	4,646
INVESTING ACTIVITIES
Capital expenditures and tenant improvements	(4,469)	(4,043)
Proceeds from sale of real estate investments and non-real estate investments	(17)	2,223
Investment in unconsolidated affiliates	(567)	—
Distributions in excess of earnings received from unconsolidated affiliates	786	658
Notes receivable issued net of payments received	(904)	805
NET CASH USED IN PROVIDED BY INVESTING ACTIVITIES	(5,171)	(357)
FINANCING ACTIVITIES
Principal payments on special assessments payable	(203)	(34)
Principal payments on mortgage notes payable	(6,528)	(3,939)
Draws on lines of credit	7,074	—
Proceeds from contributions received from noncontrolling interest - partially owned properties	1,000	—
Proceeds on notes payable, affiliate	10,000	—
Proceeds from issuance of shares under optional purchase plan	529	843
Shares/units redeemed	(2,580)	(1,518)
Dividends/distributions paid	(6,973)	(6,680)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,319	(11,328)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	473	(7,039)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	14,925	37,061
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$15,398	$30,022

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$4,999	$19,063
Restricted deposits	10,399	10,959
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$15,398	$30,022

(Continued)

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2025 and 2024 (UNAUDITED) (Continued)

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,032	$5,212

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$2,066	$1,899
Dividends declared and not paid	3,867	3,257
UPREIT distributions declared and not paid	5,565	5,338
Increase in land improvements due to increase in special assessments payable	3,320	1,013
Accrued capital expenditures	1,433	—
Total other comprehensive (loss) income	(2,782)	1,517
Capitalized interest and real estate taxes related to construction in progress	68	40

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

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

Sterling previously established an operating partnership (Sterling Properties, LLLP or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of March 31, 2025 and December 31, 2024, Sterling owned approximately 41.00% and 40.80%, respectively, of the Operating Partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three months ended March 31, 2025. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of March 31, 2025, the Trust owned approximately 41.00% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the redemptions plans, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

March 31, 2025 and 2024 (UNAUDITED)

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

Based on evaluation, there were no impairment losses during the years ended March 31, 2025 and 2024.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2025 and December 31, 2024, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2018.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Reclassifications

Certain classifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year’s presentation.  These reclassifications have not changed the results of operations or equity.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of March 31, 2025, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three months ended March 31, 2025 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2025 and 2024, Sterling’s denominators for the basic and diluted earnings per common share were approximately 12,900,000 and 11,339,000, respectively.

Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-05, “Business Combinations - Joint Venture Formations” (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture. ASU 2023-05 requires joint ventures to measure all assets and liabilities upon formation at fair value. This guidance is to be applied prospectively for all joint venture formations with a formation date on or after January 1, 2025. During the current reporting period, we adopted ASU 2023-05. Adoption of ASU 2023-05 did not have an impact on our Condensed Consolidated Financial Statements.

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

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

In November 2024, the FASB issued ASU 2024-03, Income Statement- Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires new tabular disclosures in the notes to consolidated financial statements, disaggregating certain cost and expense categories within relevant captions on the Consolidated Statements of Operations. The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation and intangible asset amortization, along with certain other expense disclosures already required by U.S. GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments also require the disclosure of total selling expenses and an entity's definition of those expenses. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, which for the Company would be applicable to fiscal year 2027, and for subsequent interim periods. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Trust is currently evaluating the impact the new accounting standard will have on its expense disclosures in the notes to the consolidated financial statements.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three months ended March 31, 2025 and 2024, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$37,191	$4,989	$42,180	$32,154	$5,106	$37,260
Real Estate Expenses
Real Estate Taxes	3,394	466	3,860	3,648	511	4,159
Property Management	4,915	235	5,150	4,434	192	4,626
Utilities	3,721	282	4,003	3,240	237	3,477
Repairs and Maintenance	6,599	524	7,123	6,243	377	6,620
Insurance	1,527	33	1,560	1,561	39	1,600
Expenses from rental operations	20,156	1,540	21,696	19,126	1,356	20,482
Net operating income	$17,035	$3,449	$20,484	$13,028	$3,750	$16,778
Depreciation and amortization [1]			7,025			5,909
Interest [1]			6,270			5,356
Administration of REIT [1]			1,500			1,345
Other income (expense) [1]			782			(474)
Net income			$4,907			$4,642

1 The financial information provided to the CODM for these expense categories are not reflected by segment to evaluate performance of our reportable segments.

Segment Assets and Accumulated Depreciation

As of March 31, 2025	Residential	Commercial	Total

	(in thousands)
Real estate investments	$921,905	$179,511	$1,101,416
Accumulated depreciation	(188,775)	(54,820)	(243,595)
Total real estate investments, net	$733,130	$124,691	$857,821
Lease intangible assets, less accumulated amortization	—	2,183	2,183
Cash and cash equivalents			4,999
Restricted deposits			10,399
Investment in unconsolidated affiliates			27,269
Notes receivable			2,518
Notes receivable, affiliates			7,870
Other assets, net			28,125
Total Assets			$941,184

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2024	Residential	Commercial	Total

	(in thousands)
Real estate investments	$916,559	$178,856	$1,095,415
Accumulated depreciation	(183,753)	(53,663)	(237,416)
Total real estate investments, net	$732,806	$125,193	$857,999
Lease intangible assets, less accumulated amortization	199	2,342	2,541
Cash and cash equivalents			4,798
Restricted deposits			10,127
Investment in unconsolidated affiliates			28,407
Notes receivable			1,539
Notes receivable, affiliates			7,945
Other assets, net			24,416
Total Assets			$937,772

NOTE 4 – restricted deposits and funded reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of March 31,	As of December 31,
	2025	2024

	(in thousands)
Tenant security deposits	$8,413	$7,838
Real estate tax and insurance escrows	716	1,041
Replacement reserves	137	127
Other funded reserves	1,133	1,121
	$10,399	$10,127

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at		Total Assets in Unconsolidated Affiliates at		Total Liabilities of Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Banner Building	2007	66.67%	$1,314	$1,276	$8,568	$8,561	$6,653	$6,704
Grand Forks INREIT, LLC	2003	50%	5,655	5,684	20,212	20,839	8,905	9,472
SE Savage, LLC	2019	60%	(5)	136	30,204	30,375	30,212	30,298
SE Maple Grove, LLC	2019	60%	(232)	(62)	27,531	27,754	27,892	27,938
SE Rogers, LLC	2020	60%	553	855	28,911	29,314	27,681	27,975
ST Oak Cliff, LLC	2021	70%	6,610	6,821	46,365	47,577	36,839	37,806
SE Brooklyn Park, LLC	2021	60%	692	871	27,846	28,121	26,791	26,877
ST Fossil Creek, LLC	2022	70%	6,469	7,038	48,057	48,229	38,816	38,175
Emory North Liberty, LC	2024	50%	5,291	5,494	34,616	33,281	23,147	22,294
SHG Emory North Liberty, LLC	2024	99%	683	232	494	500	254	268
			$27,030	$28,345	$272,804	$274,551	$227,190	$227,807

Negative investments presented in accrued expenses and other liabilities			239	62

Total investment in unconsolidated affiliates			$27,269	$28,407

Banner Building - the Operating Partnership owns a interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

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

SE Maple Grove, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Maple Grove, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $3,428 and $3,428 at March 31, 2025 and December 31, 2024, respectively. The note is included in Notes receivable, affiliates on the consolidated balance sheet at March 31, 2025 and December 31, 2024.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

SE Rogers, LLC - the Operating Partnership owns a 60% interest in a limited liability company that is currently developing a multifamily property. The entity is located in Rogers, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,100 and $2,100 at March 31, 2025 and December 31, 2024, respectively. The note is included in Notes receivable, affiliates on the consolidated balance sheet at March 31, 2025 and December 31, 2024.

ST Oak Cliff, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party multifamily property. The entity is located in Dallas, Texas. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

SE Brooklyn Park, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Brooklyn Park, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,294 and $2,294 at March 31, 2025 and December 31, 2024, respectively. The note is included in Notes receivable, affiliates on the consolidated balance sheet at March 31, 2025 and December 31, 2024.

ST Fossil Creek, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is located in Fort Worth, Texas. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024

	(in thousands)
ASSETS
Real estate investments	$307,010	$305,398
Accumulated depreciation	(41,633)	(38,078)
Total Real Estate Investments, net	265,377	267,320
Cash and cash equivalents	3,959	4,147
Restricted deposits	1,988	1,263
Financing and lease costs, net	774	796
Other assets, net	706	1,025
Total Assets	$272,804	$274,551

LIABILITIES
Mortgage notes payable, net	$222,195	$221,819
Tenant security deposits payable	502	487
Accrued expenses and other liabilities	4,493	5,501
Total Liabilities	$227,190	$227,807
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$45,614	$46,744

Total liabilities and shareholders' equity	$272,804	$274,551

The following is a summary of results of operations of the unconsolidated affiliates for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024

	(in thousands)
Income from rental operations	$7,895	$5,799
Expenses from rental operations	3,545	2,795
Net operating income	$4,350	$3,004
Depreciation and Amortization	3,622	2,482
Interest	2,191	1,627
Other income	40	-
Net loss	$(1,423)	$(1,105)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of March 31, 2025	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,188	$(14,383)	$1,805
Above-market leases	1,415	(1,037)	378
	$17,603	$(15,420)	$2,183
Lease Intangible Liabilities
Below-market leases	$(2,314)	$2,027	$(287)

	Lease	Accumulated	Lease
As of December 31, 2024	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,188	$(14,047)	$2,141
Above-market leases	1,415	(1,015)	400
	$17,603	$(15,062)	$2,541
Lease Intangible Liabilities
Below-market leases	$(2,315)	$1,991	$(324)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2025 (April - December)	$480	$110
2026	490	77
2027	381	38
2028	311	19
2029	207	17
Thereafter	314	26
	$2,183	$287

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. We also have a $19,800 variable rate (Prime minus 1.50%) line of credit agreement with Gate City Bank, which expires in July 2025. The lines of credit are secured by specific properties. At March 31, 2025, the  lines of credit have  $28,215 available and an unused balance of $16,149 under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. As of March 31, 2025, and December 31, 2024,  there was an outstanding balance of $12,066, and $4,992, respectively.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	March 31,	December 31,
	2025	2024
	(in thousands)
Mortgage notes payable, net (a)	$502,581	$508,644
Mortgage notes payable, net, affiliates	57,402	57,983
Less unamortized debt issuance costs	1,790	1,909
	$558,193	$564,718
(a)	Includes $126,077 and $127,050 of variable rate mortgage debt that was swapped to a fixed rate at March 31, 2025 and December 31, 2024, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2025	$58,303
2026	71,411
2027	79,053
2028	46,885
2029	91,220
Thereafter	213,111
Total payments	$559,983

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

As of March 31, 2025, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. During the next 12 months, the Trust estimates that an additional $2,533 will be reclassified as a decrease to interest expense.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps as of March 31, 2025, which effectively convert on month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,092	3.15%	November 1, 2029
November 1, 2019	$4,239	3.28%	November 1, 2029
January 10, 2020	$2,770	3.39%	January 10, 2030
December 2, 2020	$11,534	2.91%	December 2, 2027
July 1, 2021	$24,138	2.99%	July 1, 2031
November 10, 2021	$26,724	3.54%	August 1, 2029
December 1, 2021	$10,130	3.32%	December 1, 2031
August 15, 2022	$1,384	3.07%	June 15, 2030
August 15, 2022	$2,681	3.07%	June 15, 2030
August 15, 2022	$1,497	2.94%	June 15, 2030
August 15, 2022	$3,961	2.94%	June 15, 2030
May 10, 2023	$4,488	2.79%	June 10, 2030
April 15, 2024	$9,513	3.57%	May 15, 2032
April 15, 2024	$3,714	3.57%	May 15, 2032
April 15, 2024	$13,212	3.57%	May 15, 2032

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Interest rate swaps	15	15	$126,077	$127,050

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	March 31, 2025		December 31, 2024
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$11,551	Other assets, net	$14,449

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

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the quarter ended March 31, 2025 and 2024:

		Location of Gain
		Reclassified from
Derivatives in		Accumulated other	Amount of (Gain)/Loss
Cash Flow Hedging	Total Comprehensive	Comprehensive Income	Reclassified from
Relationships	Income (Loss)	(AOCI) into Income	AOCI into Income
	2025		2025
Interest rate swaps	$2,782	Interest expense	$(789)
	2024		2024
Interest rate swaps	$(1,517)	Interest expense	$(1,029)

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of March 31, 2025, the termination value of derivatives in an asset position was $11,551. As of March 31, 2025, the Trust has pledged the properties related to the loans which are hedged as collateral.

NOTE 10 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2025		December 31, 2024
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$2,518	$2,523	$1,539	$1,534
Notes receivable, affiliates	$7,870	$7,651	$7,945	$7,559
Derivative assets	$11,551	$11,551	$14,449	$14,449

Financial liabilities:
Lines of Credit	$12,066	$12,066	$4,992	$4,992
Mortgage notes payable	$502,581	$470,223	$508,644	$483,630
Mortgage notes payable, affiliates	$57,402	$55,348	$57,983	$55,594

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

March 31, 2025 and 2024 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2025
Derivative assets	$—	$11,551	$—	$11,551

December 31, 2024
Derivative assets	$—	$14,449	$—	$14,449

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

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2025
Lines of Credit	$—	$—	$12,066	$12,066
Mortgage notes payable	$—	$—	$470,223	$470,223
Mortgage notes payable, affiliate	$—	$—	$55,348	$55,348
Notes receivable	$—	$—	$2,523	$2,523
Notes receivable, affiliate	$—	$—	$7,651	$7,651

December 31, 2024
Lines of Credit	$—	$—	$4,992	$4,992
Mortgage notes payable	$—	$—	$483,630	$483,630
Mortgage notes payable, affiliate	$—	$—	$55,594	$55,594
Notes receivable	$—	$—	$1,534	$1,534
Notes receivable, affiliate	$—	$—	$7,559	$7,559

Mortgage notes payable:  The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used ranged from 5.75% to 6.00% at March 31, 2025 and ranged from 5.87% to 5.87% at December 31, 2024.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 12.00% at March 31, 2025 and December 31, 2024.

NOTE 11 – LEASES

As of March 31, 2025, we derived 88.2% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage, and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis. Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of March 31, 2025, we derived 11.8% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations, or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

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

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended March 31, 2025
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$34,961	$3,936	$38,897
Lease income related to variable lease payments	—	1,106	1,106
Other (a)	(220)	(77)	(297)
Lease Income (b)	$34,741	$4,965	$39,706

(a)	For the three months ended March 31, 2025, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended March 31, 2025 of $2,473, which is accounted for under the revenue recognition standard.

	Three months ended March 31, 2024
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$30,855	$3,907	$34,762
Lease income related to variable lease payments	—	1,145	1,145
Other (a)	(220)	14	(206)
Lease Income (b)	$30,635	$5,066	$35,701

(c)	For the three months ended March 31, 2024, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(d)	Excludes other rental income for the three months ended March 31, 2024 of $1,558, respectively, which is accounted for under the revenue recognition standard.

As of March 31, 2025, non-cancelable commercial operating leases provide for future minimum rental income as follows. Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2025 (April - December)	$13,991
2026	14,630
2027	13,143
2028	12,129
2029	10,742
Thereafter	25,444
$90,079

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

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

Property Management Fee

We paid fees to GOLDMARK Property Management, Inc. related to the management of various properties, including on-site staff costs and other miscellaneous fees required to manage to such properties. Management fees paid approximated 5% of net collected rent. In addition, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc.

	Three Months ended March 31,
	2025	2024

	(in thousands)

Onsite staff costs, and other misc.	$4,680	$4,166
Goldmark Management fees	$1,678	$1,489
R&M related payroll and payroll related expenses	$2,475	$2,285
Sterling Management fees	$26	$30

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and Executive Officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be and was received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 20, 2025, and is effective until March 31, 2026.

The below table summarizes the fees incurred to our Advisor.

	Three Months ended March 31,
	2025	2024

	(in thousands)
Fee:
Advisory	$1,124	$943
Disposition	$-	$84
Project Management	$381	$117

The below table summarizes the fees payable to our Advisor.

	Payable at
	March 31,	December 31,
	2025	2024

	(in thousands)
Fee:
Advisory	$7	$5

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended March 31, 2025 and 2024, there were no Operating Partnership units issued.

Commissions

During the three months ended March 31, 2025 and 2024, there were no real estate commissions paid to GOLDMARK Commercial Real Estate. As of March 31, 2025 and December 31, 2024, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

During the three months ended March 31, 2025 and 2024, there were no commission paid to GOLDMARK Property Management. As of March 31, 2025 and December 31, 2024, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

Due to Related Parties

As of March 31, 2025, and December 31, 2024, the Trust had $134 and $160, respectively, for other related party payables.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Rental Income

The Trust leases office space to certain affiliates pursuant to operating lease agreements. The table below summarizes rental income earned from affiliates.

	Three Months ended March 31,
	2025	2024

	(in thousands)
Rental Income:
Goldmark Property Management, Inc.	$70	$69
Operating lease agreement with our Advisor	$34	$33
Bell Bank	$320	$283

Debt Financing

At March 31, 2025 and December 31, 2024, the Trust had $57,402 and $57,983, respectively, of outstanding principal on loans entered into with Bell Bank. During the three months ended March 31, 2025 and 2024, the Trust incurred interest expense on debt held with Bell Bank of $571 and $580, respectively. Accrued interest as of March 31, 2025, and December 31, 2024, related to this debt was $133 and $135, respectively.

At March 31, 2025 and December 31, 2024, the Trust had $10,000 and $-, respectively, of outstanding principal on loans entered into with Sterling Office and Industrial Properties, LLLP. During the three months ended March 31, 2025 and 2024, the Trust incurred interest expense on debt held with Sterling Office and Industrial Properties, LLLP of $25 and $-, respectively. Accrued interest as of March 31, 2025, and December 31, 2024, related to this debt was $25 and $-, respectively.

Mezzanine Financing

The trust offers mezzanine financing to joint ventures, see note 5 for investment in unconsolidated affiliates.

Sterling issued second mortgage financing to certain investments in unconsolidated affiliates as follows: On August 18, 2020, financing was secured with SE Maple Grove, LLC for $3,305 at a rate of 7.25% with the full amount of principal and accrued interest due on September 10, 2025.  On December 17, 2020, financing was secured with SE Rogers, LLC for $2,932 at a rate of 7.25% with the full amount of principal and accrued interest due on January 10, 2026.  On November 5, 2021, financing was secured with SE Brooklyn Park, LLC for $3,127 at a rate of 7.25% with the full amount of principal and accrued interest due on December 10, 2026. As of the three months ended March 31, 2025 and 2024, Sterling issued $7,821, and $8,766 respectively, in second mortgage financing to investments in unconsolidated affiliates.

During the three months ended March 31, 2025 and 2024, the trust earned interest income of $142 and $151 respectively, related to the second mortgage financing.

Insurance Services

The trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Director and Officer general and liability coverage. As of March 31, 2025, and December 31, 2024, total premiums incurred for this policy were $- and $145. As of March 31, 2024, total premiums incurred for this policy was $76.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Development Arrangements

During the three months ended March 31, 2025 and 2024, no development fees were paid to Trumont Group. At March 31, 2025,  and December 31, 2024, the Trust had no costs owed for development fees to Trumont Group.

During the three months ended March 31, 2025 and 2024, the Trust incurred $- and $35 respectively, in construction fees to Trumont Construction. At March 31, 2025, and December 31, 2024, the Trust had no costs owed for construction fees to Trumont Construction.

During the three months ended March 31, 2025 and 2024, the Trust incurred $- and $84 respectively, in general construction costs to Trumont Construction. At March 31, 2025, and December 31, 2024, no general construction costs were owed to Trumont Construction.

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

March 31, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 14 – DISPOSITIONS

During the three months ended March 31, 2025, the Trust did not dispose of any properties. During the three months ended March 31, 2024, the Trust disposed of three properties.  One property located in Apple Valley, Minnesota was disposed of for $1,607 with a recognized loss of $68.  One property located in Fargo, North Dakota was disposed of for $900 with a recognized gain of $489.  One property located in Hawley, Minnesota was disposed of for $837 with a recognized gain of $394.

NOTE 15 – ACQUISITIONS

The Trust had no acquisitions during the three months ended March 31, 2025 and 2024.

NOTE 16 - SUBSEQUENT EVENTS

On April 15, 2025, we paid a dividend or distribution of $0.3000 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on March 31, 2025.

Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

NOTE 17 – PRIOR PERIOD ERROR

During the three months ended March 31, 2025 the Trust determined that special assessments for the Urban Plains acquisition were not recorded which resulted in a balance sheet error. The error has been corrected during the quarter and properly reflected in the financial statements as of the quarter ended March 31, 2025.  No adjustments were made to previously reported balances. The impact of this error to the previously reported amounts for the three months ended June 30, 2024 and three and nine months ended September 30, 2024 and the three and twelve months ended December 31, 2024 is as follows:

		Quarter Ending	Quarter Ending	YTD
		June 30, 2024	September 30, 2024	December 31, 2024
Real estate investments, net	Increase/(Decrease)	$2,945	$2,945	$2,945
Special assessments payable	Decrease/(Increase)	$(2,945)	$(2,945)	$(2,945)

All dollar amounts in this Form 10-Q in Part I Items 2. through 4. and Part II Items 2. are stated in thousands with the exception of share and per share amounts, unless otherwise indicated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Please see “Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, for more information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling,” “the “Trust” or the “Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002. Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with stock ownership in the same fashion as a regular corporation. Our real estate portfolio consisted of 177 properties containing 11,955 apartment units and approximately 1,187,000 square feet of leasable commercial space as of March 31, 2025. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $857,821, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

Examples of situations considered to be impairment indicators include, but are not limited to:

●	A substantial decline or negative cash flows;
●	Continued low occupancy rates;
●	Continued difficulty in leasing space;
●	Significant financially troubled tenants;
●	A change in plan to sell a property prior to the end of its useful life or holding period;
●	A significant decrease in market price not in line with general market trends; and
●	Any other quantitative or qualitative events or factors deemed significant by the Trust’s management or Board of Trustees.

If the presence of one or more impairment indicators as described above is identified with respect to an investment property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, the Trust makes complex or subjective assumptions which include, but are not limited to:

●	Projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, demographics, holding period and property location;
●	Projected capital expenditures;
●	Projected cash flows from the eventual disposition of an operating property using a property specific capitalization rate;
●	Comparable selling prices; and
●	Property specific discount rates for fair value estimates as necessary.

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on evaluation, there were no impairment losses during the three months ended March 31, 2025 and 2024.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the three months ended March 31, 2025 included elsewhere in this report.

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

Principal Business Activity

Sterling currently directly owns 177 properties. The Trust’s 140 residential properties are located in North Dakota, Minnesota, Missouri, Nebraska, and Texas and are principally multifamily apartment buildings. The Trust owns 37 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, and Wisconsin. The commercial properties include retail, office, industrial, and medical properties. The Trust’s mix of properties is 82.6% residential and 17.4% commercial (based on cost) with a total carrying value of $857,821 at March 31, 2025. Currently our focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

The following table represents the number of properties the Trust owns in each state as of March 31, 2025

Residential Property	Location	No. of Properties	Units
	North Dakota	118	7,499
	Minnesota	16	3,383
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		140	11,955

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	19	501,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	36,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	5	481,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		37	1,187,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $21,604 or 15.7% for the three months ended March 31, 2025, compared to the same three month-period in 2024.
●	Declared and paid dividends aggregating $0.3000 per common share for the three months ending March 31, 2025.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$37,191	$4,989	$42,180	$32,154	$5,106	$37,260
Real Estate Expenses
Real Estate Taxes	3,394	466	3,860	3,648	511	4,159
Property Management	4,915	235	5,150	4,434	192	4,626
Utilities	3,721	282	4,003	3,240	237	3,477
Repairs and Maintenance	6,599	524	7,123	6,243	377	6,620
Insurance	1,527	33	1,560	1,561	39	1,600
Total Real Estate Expenses	20,156	1,540	21,696	19,126	1,356	20,482
Net Operating Income	$17,035	$3,449	20,484	$13,028	$3,750	16,778
Interest			6,270			5,356
Depreciation and amortization			7,025			5,909
Administration of REIT			1,500			1,345
Other expense			782			(474)
Net Income			$4,907			$4,642

Net Income Attributed to:
Noncontrolling Interest			$2,801			$2,901
Sterling Real Estate Trust			$2,106			$1,741
Dividends per share (1)			$0.3000			$0.2875
Earnings per share			$0.16			$0.15
Weighted average number of common shares			12,900			11,339
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $42,180 for the three months ended March 31, 2025 increased $4,920 or 13.2% in comparison to the same period in 2024. Residential property revenues increased $5,037 and commercial property revenues decreased $117.

The following table illustrates the occupancy percentage for the periods ended indicated:

	March 31,	March 31,
	2025	2024
Residential occupancy	92.8%	92.1%
Commercial occupancy	90.9%	90.6%

Residential revenues for the three months ended March 31, 2025 increased $5,037 or 15.7% in comparison to the same period for 2024. The increase is due to the acquisition of two multi-family properties in 2024 and an increase in rent charges. Residential revenues comprised 88.2% of total revenues for the three months ended March 31, 2025 compared to 86.3% of total revenues for the three months ended March 31, 2024. The residential occupancy rates for the three months ended March 31, 2025 decreased 1.5% primarily due to increased vacancy.

For the three months ended March 31, 2025, total commercial revenues decreased $117 or 2.3% in comparison to the same period for 2024. The decrease was primarily attributed to the disposition of two commercial real estate investments in 2024. The commercial occupancy rates for the three months ended March 31, 2025 increased 0.3%.

Expenses

Residential expenses from operations of $20,156 during the three months ended March 31, 2025 increased $1,035, or 5.4% in comparison to the same period in 2024. The increase in expenses is primarily due to the acquisitions made in 2024.

Commercial expenses from operations of $1,540 during the three months ended March 31, 2025 increased $179 or 13.2% in comparison to the same period in 2024. The increase is primarily attributed to an increase in repairs and maintenance of $148.

Interest expense of $6,270 during the three months ended March 31, 2025 increased $914 or 17.1% in comparison to the same period in 2024. Interest expense increased due to the debt correlated with the acquisitions that were made in 2024. During the three months ended March 31, 2025 interest expense was 14.9% of total revenues.

Depreciation and amortization expense of $7,025 during the three months ended March 31, 2025 increased $1,116 or 18.9%. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended March 31, 2025 and 2024 was 16.7% and 16.0%, respectively.

REIT administration expenses of $1,500 during the three months ended March 31, 2025 increased $155 or 11.5% compared to the same period in 2024. The increase is attributable to the increase in assets due to the two acquisitions made in 2024 increasing the advisory fee by $180.

Other expense of $782 for the three months ended March 31, 2025 increased $1,256 or 265.0% in comparison to the same period in 2024. The increase is primarily attributed to $815 of realized gains in 2024 on the sale of three real estate investments, in addition to $184 increase in expense from the equity in income of unconsolidated affiliates.

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

Construction in progress as of March 31, 2025, consists primarily of construction at several residential properties located in North Dakota and Minnesota. The Rosedale Estates has a project for a parking structure and parking lot. The parking structure is budgeted at $2,550, of which $2,258 has been incurred. The parking lot is budgeted at $5,032, of which $4,172 has been incurred. Remaining construction in progress projects are primarily related to building and roof system, roof replacements on multiple residential properties, residential exterior window systems, and new deck systems on multiple residential properties.

The Trust has one on-going development through ventures in unconsolidated affiliates.

Emory North Liberty, currently being developed in North Liberty, Iowa is expected to be complete in the first quarter of 2027. As of March 31, 2025, the phase II construction budget is currently being developed and will be reviewed by the Board of Trustees.

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

The following tables include calculations of FFO and the reconciliations to net income, the three months ended March 31, 2025 and 2024 , respectively. We believe these calculations are the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended March 31, 2025		Three months ended March 31, 2024
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,106	12,900	$1,741	11,339

Adjustments:
Noncontrolling Interest - Operating Partnership Units	3,031	18,566	2,850	18,573
Depreciation & Amortization from continuing operations (1)	6,613		5,767
Pro rata share of unconsolidated affiliate depreciation and amortization	2,259		1,522
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—		(815)
Funds from operations applicable to common shares and limited partnership units (FFO)	$14,009	31,466	$11,065	29,912

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

At March 31, 2025, our unrestricted cash resources consisted of cash and cash equivalents totaling approximately $4,999. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $72,638, which could potentially be used as collateral to secure additional financing in future periods.

The Trust maintains a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires December 2026. We also have a $19,800 variable rate (Prime minus 1.50%) line of credit agreement with Gate City Bank, which expires in July 2025. The lines of credit are secured by specific properties. The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us.

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us.

During the three months ended March 31, 2025, we did not sell any common shares in private placements. During the three months ended March 31, 2025, we issued 91,000 and 22,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $2,595. During the three months ended March 31, 2024, we did not sell any common shares in private placements. During the three months ended March 31, 2024, we issued 87,000 and 37,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $2,742.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. No limited partnership units of the Operating Partnership were issued in relation to the acquisition of real estate investments the year ended March 31, 2025 and 2024.

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

Lease Expirations and Occupancy

Our residential leases are for a term of one year or less. With the assistance of our property managers, we actively manage our real estate portfolio and begin discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term. In the cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.

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

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Net cash flows provided by operating activities	$3,152	$4,646
Net cash flows (used in) provided by investing activities	$(4,994)	$(357)
Net cash flows provided by (used in) financing activities	$2,320	$(11,328)

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

Net cash provided by operating activities was $3,152 and $4,646 the year ended March 31, 2025 and 2024, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash provided by investing activities was $4,994 and used in investing activities was $357 for the three months ended March 31, 2025 and 2024, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the three months ended March 31, 2025 and 2024, cash flows used in investing activities related to the acquisition of properties and capital expenditures was $4,469 and $4,043, respectively. During the three months ended March 31, 2025, there were no proceeds from the maturity of securities. During the three months ended March 31, 2024, there were no proceeds from the maturity of securities. During the year ended March 31, 2025, there were no proceeds from the sale of real estate investments. During the three months ended March 31, 2024, proceeds from sale of real estate investments were $815.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs, and making principal payments on mortgage notes payable.

Net cash used in financing activities was $2,320 and provided by financing activities was $11,328 for the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025, we paid $6,972 in dividends and distributions, redeemed $2,580 of shares and units, received no proceeds from new mortgage notes, and made mortgage principal payments of $6,528. For the three months ended March 31, 2024, we paid $6,680 in dividends and distributions, redeemed $1,518 of shares and units, received no proceeds from new mortgage notes, and made mortgage principal payments of $3,939.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2025 to March 31, 2025 totaling $3,867 or $0.3000 per share, of which $1,737 were cash dividends and $2,131 were reinvested under the dividend reinvestment plan. The cash dividends were paid from our $3,152 of net cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2024 to March 31, 2024 totaling $3,257 or $0.2875 per share, of which $1,419 were cash dividends and $1,838 were reinvested under the dividend reinvestment plan. The cash dividends were paid from our $4,646 of net cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Three months ended
	March 31,
	2025	2024

	(in thousands)
Cash flows provided by operations (net income of $4,907 and $4,642, respectively)	$3,152	$4,646
Distributions in excess of earnings received from unconsolidated affiliates	963	658
Proceeds from sale of real estate investments and non-real estate investments	(17)	815
Dividends declared	(3,867)	(3,257)
Excess	$231	$2,862

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the three months ended March 31, 2025, we declared quarterly distributions totaling $5,565 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, 2025. Distributions were paid at a rate of $0.3000 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the three months ended March 31, 2024, we declared quarterly distributions totaling $5,338 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, 2024. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the three months ended March 31, 2025, aggregate dividends and distributions of $3,688, are funded with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our funds from operations, or FFO, was $14,009 for the three months ended March 31, 2025; therefore, we believe our dividend and distribution policy is sustainable over time. For the three months ended March 31, 2024, we paid aggregate dividends and distributions of $3,257 with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $11,065 as of the three months ended March 31, 2024. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the three months ended March 31, 2025, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $126,077 the three months ended March 31, 2025. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of March 31, 2025 the Trust had $126,077 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

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

During the three months ended March 31, 2025, we discovered that we did not properly record a journal entry to record the special assessments asset and liability for a real estate investment acquisition completed in April of 2024 in the amount of approximately $2.8 million which resulted in an understatement of assets and liabilities. This error did not, however, necessitate the restating of our financial statements as of and for the three and six months ended June 30, 2024, nor as of and for the three and nine months ended September 30, 2024, nor as of the year ended December 31, 2024. We determined that our review control to evaluate the accounting and disclosure of purchase accounting allocations for acquisitions of real estate investments did not operate effectively. The error has been adjusted for in the financial statements on Form 10-Q as of and the three months ended March 31, 2025.

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

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2025, except for the material weakness noted above, no changes in our internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The remediation plan described above was implemented subsequent to March 31, 2025.

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

Item 1A. Risk Factors.

Other than as described above, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended March 31, 2025.

Other Sales

During the three months ended March 31, 2025, we did not issue any common shares in exchange for limited partnership units of the Operating Partnership.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2025:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2025	27,000	13,000	$22.80	1,606,000	1,310,000	$8,937
February 1-28, 2025	21,000	50,000	$22.80	1,627,000	1,360,000	$8,452
March 1-31, 2025	2,000	—	$22.80	1,629,000	1,360,000	$8,170
Total	50,000	63,000

For the three months ended March 31, 2025, the Trust redeemed all shares or units for which we received redemption requests. In addition, for the three months ended March 31, 2025, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective January 1, 2022, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to a maximum amount of $75,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of March 31, 2025, was $15,193. The redemption price for such shares and units redeemed under the plan was fixed at $22.80 per share or unit, which became effective January 1, 2022. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend, or suspend the redemption plan at any time if it determines to do so is in our best interest.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Title of Document

10.1

Revolving Promissory Note, dated February 26, 2025, between Sterling Real Estate Trust and Sterling Office and Industrial Properties, LLLP (incorporated by reference to Exhibit No. 10.1 to the Trust’s current report on Form 8-K filed March 3, 2025).

10.2	Fifteenth Amended and Restated Advisory Agreement, effective April 1, 2025 (incorporated by reference to Exhibit No. 10.1 to the Trust’s current report on Form 8-K filed March 25, 2025).

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline iXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2025 and December 31, 2024; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2025 and 2024; (iii) Consolidated Statements of Shareholders’ Equity for three months ended March 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:May 8, 2025

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Elizabeth A. Reich
Elizabeth A. Reich
Chief Financial Officer
(Principal Financial Officer)