Form 10-Q
period 2025-06-30
Sterling Real Estate Trust
filed 2025-08-06
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2025
Common Shares of Beneficial Interest, $0.01 par value per share	13,054,291

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2025 (UNAUDITED) and December 31, 2024 (AUDITED)

	June 30,	December 31,
	2025	2024

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$142,811	$139,491
Buildings and improvements	909,519	905,504
Furniture, fixtures and equipment	35,743	35,721
Construction in progress	19,105	14,699
Real estate investments	1,107,178	1,095,415
Less accumulated depreciation	(249,861)	(237,416)
Real estate investments, net	857,317	857,999
Cash and cash equivalents	5,687	4,798
Restricted deposits	10,601	10,127
Investment in unconsolidated affiliates	27,991	28,407
Notes receivable	4,805	1,539
Notes receivable, affiliates	7,868	7,945
Lease intangible assets, less accumulated amortization	2,023	2,541
Other assets, net	23,662	24,416

Total Assets	$939,954	$937,772

LIABILITIES
Mortgage notes payable, net	$499,363	$506,735
Mortgage notes payable, net, affiliates	56,841	57,983
Lines of credit	24,166	4,992
Dividends payable	9,426	9,039
Tenant security deposits payable	8,797	8,291
Lease intangible liabilities, less accumulated amortization	250	324
Accrued expenses and other liabilities	22,835	21,470
Total Liabilities	621,678	608,834

COMMITMENTS and CONTINGENCIES - Note 17

SHAREHOLDERS' EQUITY
Beneficial interest	153,256	153,834
Noncontrolling interest
Operating partnership	147,763	154,353
Partially owned properties	10,034	9,290
Accumulated other comprehensive income	7,223	11,461
Total Shareholders' Equity	318,276	328,938

	$939,954	$937,772

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME THREE AND SIX MONTHS ENDED June 30, 2025 and 2024 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$43,000	$39,297	$85,180	$76,558
Expenses
Expenses from rental operations
Operating expenses	16,631	15,969	34,466	32,292
Real estate taxes	4,222	4,769	8,082	8,928
Depreciation and amortization	6,696	7,015	13,721	12,924
Interest	6,371	5,585	12,641	10,941
	33,920	33,338	68,910	65,085
Administration of REIT	1,443	1,539	2,944	2,885
Total expenses	35,363	34,877	71,854	67,970
Income from operations	7,637	4,420	13,326	8,588

Other (loss) income
Equity in losses of unconsolidated affiliates	(979)	(679)	(1,898)	(1,413)
Other income	257	387	394	780
Gain on sale or conversion of real estate investments	—	2,014	—	2,828
Gain on involuntary conversion	—	1	—	—
Total other income	(722)	1,723	(1,504)	2,195
Net income	$6,915	$6,143	$11,822	$10,783
Net income (loss) attributable to noncontrolling interest:
Operating partnership	4,083	3,809	7,114	6,659
Partially owned properties	(26)	31	(256)	82
Net income attributable to Sterling Real Estate Trust	$2,858	$2,303	$4,964	$4,042

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.22	$0.20	$0.38	$0.36

Comprehensive income
Net income	$6,915	$6,143	$11,822	$10,783
Other comprehensive (loss) income:
(Loss) gain on cash flow hedges	(674)	(264)	(2,667)	3,243
Cash flow hedge (losses) gains reclassified to earnings	(782)	(163)	(1,571)	(2,153)
Total other comprehensive (loss) income	(1,456)	(427)	(4,238)	1,090
Total comprehensive income	5,459	5,716	7,584	11,873
Comprehensive income attributable to noncontrolling interest	3,200	3,573	4,361	7,419
Comprehensive income attributable to Sterling Real Estate Trust	$2,259	$2,143	$3,223	$4,454

Weighted average common shares outstanding, basic and diluted	12,977	11,357	12,939	11,348

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED June 30, 2025 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2024	12,829	$205,020	$(51,186)	$153,834	$154,353	$9,290	$11,461	$328,938
Shares/units redeemed	(50)	(1,146)	-	(1,146)	(1,434)	-	-	(2,580)
Dividends and distributions declared ($0.3000 per share/unit)	-	-	(3,867)	(3,867)	(5,565)	-	-	(9,432)
Dividends reinvested - stock dividend	91	2,066	-	2,066	-	-	-	2,066
Issuance of shares under optional purchase plan	22	529	-	529	-	-	-	529
Owner Contribution	-	-	-	-	-	1,000	-	1,000
Total other comprehensive loss	-	-	-	-	-	-	(2,782)	(2,782)
Net income (loss)	-	-	2,106	2,106	3,031	(230)	-	4,907
BALANCE AT MARCH 31, 2025	12,892	$206,469	$(52,947)	$153,522	$150,385	$10,060	$8,679	$322,646
Shares/units redeemed	(89)	(2,040)	-	(2,040)	(1,155)	-	-	(3,195)
Dividends and distributions declared ($0.3000 per share/unit)	-	-	(3,878)	(3,878)	(5,550)	-	-	(9,428)
Dividends reinvested - stock dividend	93	2,131	-	2,131	-	-	-	2,131
Issuance of shares under optional purchase plan	28	663	-	663	-	-	-	663
Total other comprehensive loss	-	-	-	-	-	-	(1,456)	(1,456)
Net income (loss)	-	-	2,858	2,858	4,083	(26)	-	6,915
BALANCE AT JUNE 30, 2025	12,924	$207,223	$(53,967)	$153,256	$147,763	$10,034	$7,223	$318,276

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2023	11,257	$168,975	$(44,880)	$124,095	$163,308	$2,555	$11,362	$301,320
Shares/units redeemed	(51)	(1,108)	-	(1,108)	(410)	-	-	(1,518)
Dividends and distributions declared ($0.2875 per share/unit)	—	—	(3,257)	(3,257)	(5,338)	-	-	(8,595)
Dividends reinvested - stock dividend	87	1,899	-	1,899	-	-	-	1,899
Issuance of shares under optional purchase plan	37	843	-	843	-	-	-	843
Total other comprehensive (loss) income	—	—	-	-	-	-	1,517	1,517
Net income	—	—	1,739	1,739	2,850	51	-	4,640
BALANCE AT MARCH 31, 2024	11,330	$170,609	$(46,398)	$124,211	$160,410	$2,606	$12,879	$300,106
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	7,396	-	-	7,396
Shares/units redeemed	(132)	(2,885)	-	(2,885)	(2,910)	-	-	(5,795)
Dividends and distributions declared ($0.2875 per share/unit)	-	-	(3,251)	(3,251)	(5,392)	-	-	(8,643)
Dividends reinvested - stock dividend	84	1,838	-	1,838	-	-	-	1,838
Issuance of shares under optional purchase plan	27	629	-	629	-	-	-	629
Contributions from consolidated real estate entity noncontrolling interest	-	-	-	-	-	7,041	-	7,041
Change in fair value of interest rate swaps	-	-	-	-	-	-	(427)	(427)
Net income	-	-	2,303	2,303	3,809	31	-	6,143
BALANCE AT JUNE 30, 2024	11,309	$170,191	$(47,346)	$122,845	$163,313	$9,678	$12,452	$308,288

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED June 30, 2025 and 2024 (UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
OPERATING ACTIVITIES
Net income	$11,822	$10,783
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	—	(2,828)
Equity in loss of unconsolidated affiliates	1,898	1,413
Allowance for uncollectible accounts receivable	—	12
Depreciation	13,091	11,826
Amortization	630	1,098
Amortization of debt issuance costs	—	3
Effects on operating cash flows due to changes in
Other assets	(3,655)	(1,603)
Tenant security deposits payable	506	1,134
Accrued expenses and other liabilities	(3,628)	(5,298)
NET CASH PROVIDED BY OPERATING ACTIVITIES	20,664	16,540
INVESTING ACTIVITIES
Purchase of real estate investment properties	—	(28,510)
Capital expenditures and tenant improvements	(7,862)	(8,463)
Proceeds from sale of real estate investments and non-real estate investments	206	9,050
Proceeds from involuntary conversion	409	—
Investment in unconsolidated affiliates	(2,829)	—
Distributions in excess of earnings received from unconsolidated affiliates	1,348	1,219
Notes receivable issued net of payments received	(3,189)	963
NET CASH USED IN INVESTING ACTIVITIES	(11,917)	(25,741)
FINANCING ACTIVITIES
Principal payments on special assessments payable	(203)	(42)
Proceeds from issuance of mortgage notes payable, net of financing costs	7,500	(152)
Principal payments on mortgage notes payable	(15,998)	(8,019)
Draws on lines of credit	19,174	5,176
Proceeds from contributions received from noncontrolling interest - partially owned properties	1,000	7,042
Draws (payments) on notes payable	—	8,500
Proceeds from issuance of shares under optional purchase plan	1,192	1,472
Shares/units redeemed	(5,775)	(7,314)
Dividends/distributions paid	(14,274)	(13,438)
NET CASH USED IN FINANCING ACTIVITIES	(7,384)	(6,775)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	1,363	(15,976)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	14,925	37,061
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$16,288	$21,085

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$5,687	$6,218
Restricted deposits	10,601	14,867
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$16,288	$21,085

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE SIX MONTHS ENDED June 30, 2025 and 2024 (UNAUDITED)

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$12,196	$10,513

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$4,197	$5,581
Dividends declared and not paid	3,879	3,252
UPREIT distributions declared and not paid	5,549	5,391
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	—	7,396
Assumed loans	—	80,774
Increase in land improvements due to increase in special assessments payable	3,320	1,013
Accrued capital expenditures	3,953	—
Total other comprehensive (loss) income	(4,238)	1,090
Acquisition of assets through assumption of debt and liabilities	—	653
Capitalized interest and real estate taxes related to construction in progress	140	76

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP” or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of June 30, 2025 and December 31, 2024, Sterling owned approximately 41.13% and 40.80%, respectively, of the Operating Partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and six months ended June 30, 2025. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of June 30, 2025 the Trust owned approximately 41.13% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the individual’s respective redemption plan, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

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

June 30, 2025 and 2024 (UNAUDITED)

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

Based on our evaluation, there were no impairment losses during the three and six months ended June 30, 2025 and 2024.

Equity

The Amended and Restated Share Redemption Plan, effective June 20, 2024, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $75,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of June 30, 2025, was $11,998. The redemption price for such shares and units redeemed under the plan was fixed at $22.80 per share or unit, which became effective January 1, 2025. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

June 30, 2025 and 2024 (UNAUDITED)

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

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2025 and December 31, 2024 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2021.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of June 30, 2025 all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three and six months ended June 30, 2025 and 2024 and, therefore, basic earnings per common share was equal to diluted earnings per common share for all periods presented.

For the six months ended June 30, 2025 and 2024, Sterling’s denominators for the basic and diluted earnings per common share were approximately 12,939,000 and 11,348,000, respectively.

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

June 30, 2025 and 2024 (UNAUDITED)

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

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six months ended June 30, 2025 and 2024, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$38,147	$4,853	$43,000	$34,248	$5,049	$39,297
Real Estate Expenses
Real Estate Taxes	3,748	474	4,222	4,307	462	4,769
Property Management	4,812	215	5,027	4,459	247	4,706
Utilities	2,975	217	3,192	2,467	239	2,706
Repairs and Maintenance	6,515	434	6,949	6,571	395	6,966
Insurance	1,423	40	1,463	1,551	40	1,591
Expenses from rental operations	19,473	1,380	20,853	19,355	1,383	20,738
Net operating income	$18,674	$3,473	$22,147	$14,893	$3,666	$18,559
Depreciation and amortization [1]			6,696			7,015
Interest [1]			6,371			5,585
Administration of REIT [1]			1,443			1,539
Other income (expense) [1]			722			(1,723)
Net income			$6,915			$6,143

1 The financial information provided to the CODM for these expense categories are not reflected by segment to evaluate performance of our reportable segments.

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$75,338	$9,842	$85,180	$66,403	$10,155	$76,558
Real Estate Expenses
Real Estate Taxes	7,142	940	8,082	7,945	983	8,928
Property Management	9,727	450	10,177	8,893	439	9,332
Utilities	6,696	500	7,196	5,707	476	6,183
Repairs and Maintenance	13,112	958	14,070	12,814	773	13,587
Insurance	2,950	73	3,023	3,112	78	3,190
Expenses from rental operations	39,627	2,921	42,548	38,471	2,749	41,220
Net operating income	$35,711	$6,921	$42,632	$27,932	$7,406	$35,338
Depreciation and amortization [1]			13,721			12,924
Interest [1]			12,641			10,941
Administration of REIT [1]			2,944			2,885
Loss on impairment of property [1]			—			—
Other income [1]			1,504			(2,195)
Net income			$11,822			$10,783

1 The financial information provided to the CODM for these expense categories are not reflected by segment to evaluate performance of our reportable segments.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of June 30, 2025	Residential	Commercial	Total

	(in thousands)
Real estate investments	$927,659	$179,519	$1,107,178
Accumulated depreciation	(194,094)	(55,767)	(249,861)
Total real estate investments, net	$733,565	$123,752	$857,317
Lease intangible assets, less accumulated amortization	—	2,023	2,023
Cash and cash equivalents			5,687
Restricted deposits			10,601
Investment in unconsolidated affiliates			27,991
Notes receivable			4,805
Notes receivable, affiliates			7,868
Other assets, net			23,662
Total Assets			$939,954

As of December 31, 2024	Residential	Commercial	Total

	(in thousands)
Real estate investments	$916,559	$178,856	$1,095,415
Accumulated depreciation	(183,753)	(53,663)	(237,416)
Total real estate investments, net	$732,806	$125,193	$857,999
Lease intangible assets, less accumulated amortization	199	2,342	2,541
Cash and cash equivalents			4,798
Restricted deposits			10,127
Investment in unconsolidated affiliates			28,407
Notes receivable			1,539
Notes receivable, affiliates			7,945
Other assets, net			24,416
Total Assets			$937,772

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – Restricted deposits and FUNDED reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of June 30,	As of December 31,
	2025	2024

	(in thousands)
Tenant security deposits	$8,279	$7,838
Real estate tax and insurance escrows	883	1,041
Replacement reserves	294	127
Other funded reserves	1,145	1,121
	$10,601	$10,127

NOTE 5 – Investment in unconsolidated affiliates

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at		Total Assets in Unconsolidated Affiliates at		Total Liabilities of Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Banner Building	2007	66.67%	$1,325	$1,276	$8,536	$8,561	$6,605	$6,704
Grand Forks INREIT, LLC	2003	50%	5,562	5,684	20,070	20,839	8,947	9,472
SE Savage, LLC	2019	60%	(180)	136	29,684	30,375	29,985	30,298
SE Maple Grove, LLC	2019	60%	(353)	(62)	27,092	27,754	27,632	27,938
SE Rogers, LLC	2020	60%	392	855	28,395	29,314	27,409	27,975
ST Oak Cliff, LLC	2021	70%	6,314	6,821	46,060	47,577	37,016	37,806
SE Brooklyn Park, LLC	2021	60%	514	871	27,342	28,121	26,545	26,877
ST Fossil Creek, LLC	2022	70%	6,299	7,038	47,465	48,229	38,966	38,175
Emory North Liberty, LC	2024	50%	7,585	5,494	39,575	33,281	24,654	22,294
SHG Emory North Liberty, LLC	2024	99%	(14)	232	491	500	380	268
			$27,444	$28,345	$274,710	$274,551	$228,139	$227,807

Negative investments presented in accrued expenses and other liabilities			547	62

Total investment in unconsolidated affiliates			$27,991	$28,407

Banner Building - the Operating Partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage with the Trust acting as a guarantor on the outstanding indebtedness.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Grand Forks INREIT, LLC - the Operating Partnership owns 50% interest as tenant in common through 100% ownership in a limited liability company.  The property is located in Grand Forks, North Dakota. The property is encumbered by a non-recourse first mortgage with the Trust acting as a guarantor on the outstanding indebtedness.

SE Savage, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Savage, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the indebtedness.

SE Maple Grove, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Maple Grove, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $3,428 and $3,428 at June 30, 2025 and December 31, 2024, respectively. The note is included in Notes receivable, affiliates on the Consolidated Balance Sheet at June 30, 2025 and December 31, 2024.

SE Rogers, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Rogers, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,100 and $2,100 at June 30, 2025 and December 31, 2024, respectively. The note is included in Notes Receivable on the Consolidated Balance Sheet at June 30, 2025 and December 31, 2024.

ST Oak Cliff, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party a multifamily property. The entity is located in Dallas, Texas. The entity is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

SE Brooklyn Park, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Brooklyn Park, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,294 and $2,294 at June 30, 2025 and December 31, 2024, respectively. The note is included in Notes Receivable on the Consolidated Balance Sheet at June 30, 2025 and December 31, 2024.

ST Fossil Creek, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party. The entity is located in Fort Worth, Texas. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

Emory North Liberty, LC – the Operating Partnership owns a 50% interest in a limited company.  The entity is currently developing a multifamily property located in North Liberty, Iowa.  The property is encumbered by a construction mortgage, with the Trust acting as a guarantor on the outstanding indebtness. For the acquisition of Emory North Liberty, LC, Sterling determined that it does not control the key decision-making rights and is not the primary beneficiary related to Emory North Liberty, LC from the respective date it was acquired.  The VIE that owned legal title to Emory North Liberty, LC was not included in Sterling’s consolidated financial statements, but rather as an unconsolidated affiliate, from the date it was acquired.

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

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

VIE that owned legal title to SHG Emory North Liberty, LLC was not included in Sterling’s consolidated financial statements, but rather as an unconsolidated affiliate, from the date it was acquired.

The following is a summary of the financial position of the unconsolidated affiliates at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024

	(in thousands)
ASSETS
Real estate investments	$311,129	$305,398
Accumulated depreciation	(45,186)	(38,078)
Total Real Estate Investments, net	265,943	267,320
Cash and cash equivalents	5,530	4,147
Restricted deposits	1,211	1,263
Financing and lease costs, net	753	796
Other assets, net	1,273	1,025
Total Assets	$274,710	$274,551

LIABILITIES
Mortgage notes payable, net	$222,331	$221,819
Tenant security deposits payable	516	487
Accrued expenses and other liabilities	5,292	5,501
Total Liabilities	$228,139	$227,807
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$46,571	$46,744

Total liabilities and shareholders' equity	$274,710	$274,551

The following is a summary of results of operations of the unconsolidated affiliates for the three and six months ended June 30, 2025

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Income from rental operations	$7,995	$6,213	$15,890	$12,012
Expenses from rental operations	3,500	2,879	7,046	5,673
Net operating income	$4,495	$3,334	$8,844	$6,339
Depreciation and Amortization	3,606	2,699	7,228	5,181
Interest	2,237	1,611	4,427	3,239
Other expense	174	-	134	-
Net loss	$(1,522)	$(976)	$(2,945)	$(2,081)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2025	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,188	$(14,521)	$1,667
Above-market leases	1,416	(1,060)	356
	$17,604	$(15,581)	$2,023
Lease Intangible Liabilities
Below-market leases	$(2,314)	$2,064	$(250)

	Lease	Accumulated	Lease
As of December 31, 2024	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,188	$(14,047)	$2,141
Above-market leases	1,415	(1,015)	400
	$17,603	$(15,062)	$2,541
Lease Intangible Liabilities
Below-market leases	$(2,315)	$1,991	$(324)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2025 (July - December)	$320	$74
2026	490	77
2027	381	38
2028	311	19
2029	207	17
Thereafter	314	25
	$2,023	$250

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which also expires December 2026. We also have a $19,800 variable rate (Prime-1.50%) line of credit agreement with Gate City Bank, which expires in September 2025. The lines of credit are secured by specific properties. At June 30, 2025, the lines of credit have $28,215 available and an unused balance of $4,049 under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. As of June 30, 2025 and December 31, 2024, there was an outstanding balance on the lines of credit of $24,166  and $4,992, respectively.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	June 30,	December 31,
	2025	2024
	(in thousands)
Mortgage notes payable, net (a)	$501,056	$508,644
Mortgage notes payable, net, affiliates	56,841	57,983
Less unamortized debt issuance costs	1,693	1,909
	$556,204	$564,718
(a)	Includes $125,102 and $127,050 of variable rate mortgage debt that was swapped to a fixed rate at June 30, 2025 and December 31, 2024, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2025 (July - December)	$47,789
2026	71,428
2027	79,071
2028	46,904
2029	91,238
Thereafter	221,467
Total payments	$557,897

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

As of June 30, 2025, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. During the next twelve months, the Trust estimates that an additional $2,955,295 will be reclassified as a decrease to interest expense.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps as of June 30, 2025, which effectively convert one month floating rate LIBOR or 30-day average SOFR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$6,036	3.15%	November 1, 2029
November 1, 2019	$4,201	3.28%	November 1, 2029
January 10, 2020	$2,746	3.39%	January 10, 2030
December 2, 2020	$11,439	2.91%	December 2, 2027
July 1, 2021	$23,962	2.99%	July 1, 2031
November 10, 2021	$26,572	3.54%	August 1, 2029
December 1, 2021	$10,051	3.32%	December 1, 2031
August 15, 2022	$1,372	3.07%	June 15, 2030
August 15, 2022	$2,657	3.07%	June 15, 2030
August 15, 2022	$1,483	2.94%	June 15, 2030
August 15, 2022	$3,925	2.94%	June 15, 2030
May 10, 2023	$4,458	2.79%	June 10, 2030
April 15, 2024	$9,427	3.57%	May 15, 2032
April 15, 2024	$3,680	3.57%	May 15, 2032
April 15, 2024	$13,093	3.57%	May 15, 2032

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Interest rate swaps	15	15	$125,102	$127,050

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	June 30, 2025		December 31, 2024
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$9,979	Other assets, net	$14,449

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

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the three months ended June 30, 2025 and 2024:

		Location of Gain
		Reclassified from
Derivatives in		Accumulated other	Amount of Gain (Loss)
Cash Flow Hedging	Total Comprehensive	Comprehensive Income	Reclassified from
Relationships	(Loss) Income	(AOCI) into Income	AOCI into Income
	2025		2025
Interest rate swaps	$(1,456)	Interest expense	$(782)
	2024		2024
Interest rate swaps	$427	Interest expense	$(163)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the six months ended June 30, 2025 and 2024:

		Location of Gain
		Reclassified from
Derivatives in		Accumulated other	Amount of Gain (Loss)
Cash Flow Hedging	Total Comprehensive	Comprehensive Income	Reclassified from
Relationships	(Loss) Income	(AOCI) into Income	AOCI into Income
	2025		2025
Interest rate swaps	$(4,238)	Interest expense	$(1,571)
	2024		2024
Interest rate swaps	$(1,090)	Interest expense	$(2,153)

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of  June 30, 2025, the termination value of derivatives in a liability position was $—. The termination value of derivatives in an asset position was $9,979. As of  June 30, 2025, the Trust has pledged the properties related to the loans which are hedged as collateral.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 10 - FAIR VALUE MEASUREMENT

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, leasing receivables from tenants and accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2025		December 31, 2024
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$4,805	$4,668	$1,539	$1,534
Notes receivable, affiliates	$7,868	$7,737	$7,945	$7,559
Derivative assets	$9,979	$9,979	$14,449	$14,449

Financial liabilities:
Lines of Credit	$24,166	$24,166	$4,992	$4,992
Mortgage notes payable	$501,056	$470,619	$508,644	$483,630
Mortgage notes payable, affiliates	$56,841	$54,976	$57,983	$55,594

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

June 30, 2025 and 2024 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2025
Derivative assets	$—	$9,979	$—	$9,979

December 31, 2024
Derivative assets	$—	$14,449	$—	$14,449

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2025
Lines of Credit	$—	$—	$24,166	$24,166
Mortgage notes payable	$—	$—	$470,619	$470,619
Mortgage notes payable, affiliate	$—	$—	$54,976	$54,976
Notes receivable	$—	$—	$4,668	$4,668
Notes receivable, affiliate	$—	$—	$7,737	$7,737

December 31, 2024
Lines of Credit	$—	$—	$4,992	$4,992
Mortgage notes payable	$—	$—	$483,630	$483,630
Mortgage notes payable, affiliate	$—	$—	$55,594	$55,594
Notes receivable	$—	$—	$1,534	$1,534
Notes receivable, affiliate	$—	$—	$7,559	$7,559

Line of credit:  The Trust estimates the fair value of its line of credit approximates the carrying value due to the relatively short maturity of the instruments and that they carry a variable rate of interest.

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

the Trust’s lenders. The rates used range from 5.85% to 6.00% and from 5.87% to 5.87% at June 30, 2025 and December 31, 2024, respectively.

Note payable: The Trust estimates the fair value of its note payable approximates the carrying value due to the relatively short maturity of the instruments and that they carry a variable rate of interest.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 12.00% at June 30, 2025 and December 31, 2024.

NOTE 11 – LEASES

As of June 30, 2025, we derived 82.7% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of June 30, 2025, we derived 17.3% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended June 30, 2025
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$35,637	$3,941	$39,578
Lease income related to variable lease payments	1	969	970
Other (a)	(44)	(104)	(148)
Lease Income (b)	$35,594	$4,806	$40,400

	Three months ended June 30, 2024
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$32,696	$3,873	$36,569
Lease income related to variable lease payments	1	1,194	1,195
Other (a)	(263)	(55)	(318)
Lease Income (b)	$32,434	$5,012	$37,446

(a)	For the three months ended June 30, 2025 and 2024, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended June 30, 2025 and 2024 of $2,600 and $1,850, respectively, which is accounted for under the revenue recognition standard.

	Six months ended June 30, 2025
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$70,598	$7,877	$78,475
Lease income related to variable lease payments	1	2,075	2,076
Other (a)	(264)	(181)	(445)
Lease Income (b)	$70,335	$9,771	$80,106

	Six months ended June 30, 2024
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$63,551	$7,780	$71,331
Lease income related to variable lease payments	1	2,339	2,340
Other (a)	(483)	(41)	(524)
Lease Income (b)	$63,069	$10,078	$73,147

(a)	For the six months ended June 30, 2025 and 2024, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the six months ended June 30, 2025 and 2024 of $5,074 and $3,408. respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of June 30, 2025, non-cancelable commercial operating leases provide for future minimum rental income as follows. Residential leases are not included, as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2025 (July - December)	$9,390
2026	14,883
2027	13,401
2028	12,381
2029	10,965
Thereafter	25,626
$86,646

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

June 30, 2025 and 2024 (UNAUDITED)

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

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)

Onsite staff costs, and other misc.	$4,588	$4,229	$9,268	$8,395
Goldmark Management fees	$1,702	$1,505	3,380	2,994
R&M related payroll and payroll related expenses	$2,490	$2,330	4,899	4,615
Sterling Management fees	$25	$30	$51	$60

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

The below table summarizes the fees incurred to our Advisor.

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Fee:
Advisory	$1,133	$997	$2,257	$1,940
Acquisition	$-	$750	$-	$750
Disposition	$-	$180	$-	$264
Financing	$18	$96	$31	$96
Development	$-	$350	$-	$350
Project Management	$42	$257	$423	$374

The below table summarizes the fees payable to our Advisor.

	Payable at
	June 30,	December 31,
	2025	2024

	(in thousands)
Fee:
Advisory	$4	$5

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended June 30, 2025, there were no Operating Partnership units issued. During the three months ended June 30, 2024, 276,000 Operating Partnerships units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of Urban Plains. The aggregate value of these units was $6,339.  During the six months ended June 30, 2025, there were no Operating Partnerships units issued. During the six months ended June 30, 2024, 276,000 Operating Partnerships units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of Urban Plains. The aggregate value of these units was $6,339.

Commissions

During the three months ended June 30, 2025, there were no commissions paid to GOLDMARK Commercial Real Estate, Inc. During the three months ended June 30, 2024, we incurred real estate commissions of $531 paid to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own an interest.  During the six months ended June 30, 2025, there were no real estate commissions paid to GOLDMARK Commercial Real Estate, Inc. During the six months ended June 30, 2024, we incurred real estate commissions of $531 paid to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own an interest. As of June 30, 2025 and December 31, 2024, there were no unpaid commission to GOLDMARK Commercial Real Estate, Inc.

During the three months ended June 30, 2025, there were no commissions paid to GOLDMARK Property Management. During the three months ended June 30, 2024, we incurred real estate commissions of $39 paid to GOLDMARK Property Management. During the six months ended June 30, 2025, there were no commissions paid to GOLDMARK Property Management. During the six months ended June 30, 2024, we incurred real estate commissions of $39 paid to GOLDMARK Property Management. As of June 30, 2025 and December 31, 2024, there were no unpaid commissions to GOLDMARK Property Management.

Rental Income

	Three Months ended June 30,		Six Months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Rental Income:
Operating lease agreement with our Advisor	$34	$34	$68	$67
Goldmark Property Management, Inc.	$70	$69	$140	$138
Bell Bank	$320	$287	$640	$570

Due to Related Parties

As of June 30, 2025, and December 31, 2024, the Trust had $126 and $160, respectively, for other related party payables.

Debt Financing

At June 30, 2025 and December 31, 2024, the Trust had $56,841 and $57,983, respectively, of outstanding principal on loans entered into with Bell Bank. During the three months ended June 30, 2025 and 2024, the Trust incurred interest

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

expense on debt held with Bell Bank of $589 and $571, respectively. During the six months ended June 30, 2025 and 2024, the Trust incurred interest expense on debt held with Bell Bank of $1,160 and $1,152 , respectively. Accrued interest as of June 30, 2025 and December 31, 2024 related to this debt was $128 and $135, respectively.

At June 30, 2025 and December 31, 2024, the Trust had no outstanding principal on loans entered into with Sterling Office and Industrial Properties, LLLP. During the three months ended June 30, 2025 and 2024, the Trust incurred interest expense on debt held with Sterling Office and Industrial Properties, LLLP of $25 and $-, respectively. During the six months ended June 30, 2025 and 2024, the Trust incurred interest expense on debt held with Sterling Office and Industrial Properties, LLLP of $135 and $-, respectively. Accrued interest as of June 30, 2025 and December 31, 2024, related to this debt was $24 and $-, respectively.

Mezzanine Financing

The Trust offers mezzanine financing to joint ventures. See Note 5 for investment in unconsolidated affiliates. At June 30, 2025 and December 31, 2024, Sterling issued $7,821 and $7,821 respectively, in second mortgage financing to related entries.

During the three months ended June 30, 2025 and 2024, the Trust earned interest income of $143 and $144 respectively, related to the second mortgage financing. During the six months ended June 30, 2025 and 2024, the Trust earned interest income of $285 and $296 respectively, related to the second mortgage financing.

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial and Residential Segment as well as Director and Officer general and liability coverage. For the the three months ended June 30, 2025, total premiums incurred for this policy were $65. For the three months ended June 30, 2025, there were no premiums incurred. For the six months ended June 30, 2025 and 2024, total premiums incurred for this policy were $65 and $76, respectively. At June 30, 2025 and December 31, 2024, there was no outstanding liabilities.

Development Arrangements

During the three months ended June 30, 2025 and 2024, the Trust had no development fees to Trumont Group. During the six months ended June 30, 2025 and 2024, the Trust had no development fees to Trumont Group. At June 30, 2025 and December 31, 2024, the Trust had no costs owed for development fees to Trumont Group.

During the three months ended June 30, 2025 and 2024, the Trust incurred $- and $38, respectively, in construction fees to Trumont Construction. During the six months ended June 30, 2025 and 2024, the Trust incurred $- and $73, respectively. At June 30, 2025 the Trust had no costs owed for any construction fees to Trumont Construction.  At December 31, 2025, the Trust had no costs owed for construction fees to Trumont Construction.

During the three months ended June 30, 2025 and 2024, the Trust incurred $- and $126, respectively, in general construction costs to Trumont Construction. During the six months ended June 30, 2025 and 2024, the Trust incurred $- and $210, respectively. At June 30, 2025 and December 31, 2025, the Trust had no costs owed for any general construction costs.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

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

The Trust had no dispositions during the six months ended June 30, 2025.

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

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 15 – ACQUISITIONS OF CONSOLIDATED PROPERTIES

The Trust had no acquisitions during the six months ended June 30, 2025.

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

During the quarter ended December 31, 2024 the Trust determined that when allocating the purchase price for the Urban Plains acquisition, no value was assigned to an assumed interest rate derivative which resulted in an error in the purchase price allocation. The error has been corrected during the quarter and properly reflected in the financial statements as of and for the year ended December 31, 2024. The impact of this error to the previously reported amounts for the three months ended June 30, 2024 is as follows:

		Quarter Ending
		June 30, 2024
Real estate investments, net	Increase/(Decrease)	$(3,313)
Other assets, net - interest income receivable	Increase/(Decrease)	$39
Other assets, net - fair value of interest rate swap	Increase/(Decrease)	$(106)
Other comprehensive income	Decrease/(Increase)	$3,335
Net income	Decrease/(Increase)	$44

The table below represents a summary of the purchase accounting allocation and reconciliation to net cash consideration of the properties acquired.

	June 30,
	2025	2024	2023
Real estate investment acquired	$-	$111,290	$-
Assumed interest rate derivative	-	3,331	-
Acquired lease intangible assets	-	2,261	-
Assumed assets	-	451	-
Total Assets Acquired	$-	$117,333	$-
Assumed loans	-	(80,774)	-
Other liabilities	-	(653)	-
Net assets acquired	-	35,906	-
Equity/limited partnership unit consideration	-	(7,396)	-
Net cash consideration	$-	$28,510	$-

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 16 - SUBSEQUENT EVENTS

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the impact on future periods.

On July 15, 2025, we paid a dividend or distribution of $0.3000 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on June 30, 2025.

On July 16, 2025, the Trust acquired a residential property located in Grand Forks, ND for $21,300.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024 and our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT consist of real estate assets and that 75% of its gross income be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 177 properties containing 11,955 apartment units and approximately 1,187,000 square feet of leasable commercial space as of June 30, 2025. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of $857,317, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on our evaluation, there were no impairment losses during the three and six months ended June 30, 2025 and 2024.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six months ended June 30, 2025 included elsewhere in this report.

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

Principal Business Activity

Sterling currently owns 177 properties included in the consolidated financial statements. The Trust’s 140 residential properties are located in North Dakota, Minnesota, Missouri, Nebraska, and Texas and are principally multifamily apartment buildings.  The Trust owns 37 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 82.7% residential and 17.3% commercial (based on cost) with a total carrying value of $857,317 at June 30, 2025. Currently our  focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	118	7,499
	Minnesota	16	3,383
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		140	11,955

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	19	501,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	36,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	5	481,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		37	1,187,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $3,703 or 9.4% for the three months ended June 30, 2025, compared to the same three month period in 2024.
●	Increased revenues from rental operations by $8,622 or 11.3% for the six months ended June 30, 2025, compared to same nine month period in 2024.
●	Declared dividends aggregating $0.6000 per common share for the six months ended June 30, 2025

Results of Operations for the Three Months Ended June 30, 2025 and 2024

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$38,147	$4,853	$43,000	$34,248	$5,049	$39,297
Real Estate Expenses
Real Estate Taxes	3,748	474	4,222	4,307	462	4,769
Property Management	4,812	215	5,027	4,459	247	4,706
Utilities	2,975	217	3,192	2,467	239	2,706
Repairs and Maintenance	6,515	434	6,949	6,571	395	6,966
Insurance	1,423	40	1,463	1,551	40	1,591
Total Real Estate Expenses	19,473	1,380	20,853	19,355	1,383	20,738
Net Operating Income	$18,674	$3,473	22,147	$14,893	$3,666	18,559
Interest			6,371			5,585
Depreciation and amortization			6,696			7,015
Administration of REIT			1,443			1,539
Other expense			722			(1,723)
Net Income			$6,915			$6,143

Net Income Attributed to:
Noncontrolling Interest			$4,057			$3,840
Sterling Real Estate Trust			$2,858			$2,303
Dividends per share (1)			$0.3000			$0.2875
Earnings per share			$0.22			$0.20
Weighted average number of common shares			12,977			11,357

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $43,000 for the three months ended June 30, 2025 increased $3,703 or 9.4% in comparison to the same period in 2024. Residential property revenues increased $3,899 and commercial property revenues decreased $196.

The following table illustrates occupancy percentages for the three month periods indicated:

	June 30,	June 30,
	2025	2024
Residential occupancy	93.8%	93.2%
Commercial occupancy	91.1%	90.0%

Residential revenues for the three months ended June 30, 2025 increased $3,899 or 11.4% in comparison to the same period for 2024. Residential properties acquired since January 1, 2024 contributed approximately $2,018 of the increase in total residential revenues in the three months ended June 30, 2025. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 88.7% of total revenues for the three months ended June 30, 2025 compared to 87.2% of total revenues for the three months ended June 30, 2024.

For the three months ended June 30, 2025 total commercial revenues decreased $196 or 3.9% in comparison to the same period for 2024. The decrease is primarily attributed to decrease in common area maintenance reconciliation revenue in the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Commercial revenues comprised 11.3% of the total revenues for the three months ended June 30, 2025 compared to 12.8% of total revenues for the three months ended June 30, 2024. Due to the sale of commercial properties, it is anticipated that the decline in commercial revenues as a percentage of total revenues will continue.

Expenses

Residential expenses from operations of $19,473 during the three months ended June 30, 2025 increased $118 or 0.6% in comparison to the same period in 2024. The increase is attributed to an increase of $353 or 7.9% and $508 or 20.6% for property management fees and utilities, respectively as a result of acquisitions of properties in the second quarter of 2024. This is partially offset by a decrease of $559 or 13.0% and $128 or 8.3% in real estate taxes and insurance, respectively, during the three months ended June 30, 2025 in comparison to the same period in 2024.

Commercial expenses from operations of $1,380 during the three months ended June 30, 2025 decreased $3 or 0.2% in comparison to the same period in 2024. The decrease is primarily attributed to a $32 or 13% decrease in real estate taxes and a $22 or 9.2% decrease in utilities. The decrease is partially offset by an increase of $39 or 9.9% for repairs and maintenance, during the three months ended June 30, 2025.

Interest expense of $6,371 during the three months ended June 30, 2025 increased $786 or 15.4% in comparison to the same period in 2024. Interest expense related to financing activities increased by $850 during the three months ended June 30, 2025 as compared to the same period in 2024. The primary reason for increased interest expense on financing activities is due to the new interest on the  Lexington Lofts mortgage of $650. Overall interest expense will decrease as more debt is paid down. During the three months ended June 30, 2025 interest expense was 14.8% of total revenues.

Depreciation and amortization expense of $6,696 during the three months ended June 30, 2025 decreased $319 or 4.5% in comparison to the same period in 2024. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended June 30, 2025 and 2024 was 15.6% and 18.0%, respectively.

REIT administration expenses of $1,443 during the three months ended June 30, 2025 decreased $97 or 6.3% in comparison to the same period in 2024. The decrease is related to a one time $350 development fee in an unconsolidated affiliate entity, ST Oak Cliff LLC, in the three months ended June 30, 2024. This is partially offset by an increase of $135 and $138 related to audit fees and advisory fees, respectively during the three months ended June 30, 2025 in comparison to the same period in 2024.

Other expense of $722 during the three months ended June 30, 2025 decreased $2,445 or 141.9% in comparison to the same period in 2024. This is due to an increase in losses of unconsolidated affiliates and decrease in interest income. Additionally, realized gain on sale of real estate investments decreased $2,014 during the three months ended June 30, 2025 in comparison to the same period in 2024.

Results of Operations for the Six Months Ended June 30, 2025 and 2024

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Real Estate Revenues	$75,338	$9,842	$85,180	$66,403	$10,155	$76,558
Real Estate Expenses
Real Estate Taxes	7,142	940	8,082	7,945	983	8,928
Property Management	9,727	450	10,177	8,893	439	9,332
Utilities	6,696	500	7,196	5,707	476	6,183
Repairs and Maintenance	13,112	958	14,070	12,814	773	13,587
Insurance	2,950	73	3,023	3,112	78	3,190
Real Estate Expenses	39,627	2,921	42,548	38,471	2,749	41,220
Net Operating Income	$35,711	$6,921	42,632	$27,932	$7,406	35,338
Interest			12,641			10,941
Depreciation and amortization			13,721			12,924
Administration of REIT			2,944			2,885
Other expense (income)			1,504			(2,195)
Net Income			$11,822			$10,783

Net Income Attributed to:
Noncontrolling Interest			$6,858			$6,741
Sterling Real Estate Trust			$4,964			$4,042
Dividends per share (1)			$0.6000			$0.5750
Earnings per share			$0.3800			$0.3600
Weighted average number of common shares			12,939			11,348
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $85,180 for the six months ended June 30, 2025 increased $8,622 or 11.3% in comparison to the same period in 2024. Residential property revenues increased $8,935 and commercial property revenues decreased $313 for the six months ended June 30, 2025 from the prior year’s comparable period.

The following table illustrates occupancy percentages for the six month periods indicated:

	June 30,	June 30,
	2025	2024
Residential occupancy	93.3%	92.7%
Commercial occupancy	91.1%	90.0%

Residential revenues for the six months ended June 30, 2025 increased $8,935 or 13.5% in comparison to the same period for 2024. The increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 88.4% of total revenues for the six months ended June 30, 2025 compared to 87.2% of total revenues for the six months ended June 30, 2024.

For the six months ended June 30, 2025, total commercial revenues decreased $313 or 3.1% in comparison to the same period for 2024. The decrease is attributed to the sale of three commercial buildings in 2024 resulting in a $100 decrease in revenue. The decrease is also attributed to the decrease of tenant reimbursements of $200. Commercial revenues comprised 11.6% of the total revenues for the six months ended June 30, 2025 compared to 13.3% of total revenues for the six months ended June 30, 2024.

Expenses

Residential expenses from operations of $39,627 during the six months ended June 30, 2025 increased $1,156 or 3.0% in comparison to the same period in 2024. The increase is primarily attributed to an increase $989 or 17.3% for property management fees, and $834 or 9.4% for property insurance as a result of acquisitions of properties in the second quarter of 2024. The increase is offset by a decrease in real estate tax expense of $803 or 10.1% during the six months ended June 30, 2025.

Commercial expenses from operations of $2,921 during the six months ended June 30, 2025 increased $172 or 6.3% in comparison to the same period in 2024. The increase is primarily attributed to an increase of $185 or 23.9% in repairs and maintenance during the six months ended June 30, 2025.

Interest expense of $12,641 during the six months ended June 30, 2025 increased $1,700 or 16.2% in comparison to the same period in 2024. Interest expense related to financing activities increased by $1,660 during the six months ended June 30, 2025 as compared to the same period in 2024. The primary reason for the increase in interest expense on financing activities is due to the increase of $1,517 of interest expense with the new Lexington Lofts mortgages. Overall interest expense will continue to decrease as debt is paid down. During the six months ended June 30, 2025, interest expense was 14.8% of total revenues.

Depreciation and amortization expense of $13,721 for the six months ended June 30, 2025 increased $797 or 6.2% in comparison to the same period in 2024. The primary reason for the increase is attributed to depreciation at Lexington Lofts of $854. Amortization expense, however, will continue to decrease as lease intangibles become fully amortized. Depreciation and amortization expense as a percentage of rental income for the six months ended June 30, 2025 and 2024 at 16.1% and 16.9%, respectively.

REIT administration expenses of $2,944 for the six months ended June 30, 2025 increased $58 or 2.0% in comparison to the same period in 2024. The increase is due to an increase in advisor fees and income tax expense of $318 and $183, respectively. This is partially offset by a decrease in legal and accounting fees of $99 and a one time development fee of $350.

Other expense of $1,504 for the six months ended June 30, 2025, increased $3,699 or 168.5% in comparison to the same period in 2024. This is due to an increase in losses of unconsolidated affiliates of $485 and a decrease of of $2,800 in realized gain on sale of real estate investments from the properties disposed of in 2024.

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

Construction in progress as of June 30, 2025, consists primarily of construction at residential properties located in North Dakota and Minnesota. Rosedale Estates located in Roseville, MN has two projects for a parking structure and a parking lot. The parking structure is budgeted for $2,568, of which $2,478 has been incurred. The parking lot has a budget of $5,214, of which $4,740 has been incurred. Remaining construction in progress projects are primarily related to parking lot replacements, rehabs, window and patio replacements, roof upgrades, new CCTV cameras, and various property upgrades on multiple residential properties.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and six months ended June 30, 2025 and 2024, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2025		Three months ended June 30, 2024
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,858	12,977	$2,302	11,357

Adjustments:
Noncontrolling Interest - Operating Partnership Units	4,083	18,523	3,781	18,807
Depreciation & Amortization from continuing operations (1)	6,363		6,873
Pro rata share of unconsolidated affiliate depreciation and amortization	2,250		1,674
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—		(2,014)
Funds from operations applicable to common shares and limited partnership units (FFO)	$15,554	31,500	$12,616	30,164
(1)	Excludes the portion allocated to noncontrolling interest in the amount of $333 and $143 for the three months ended June 30, 2025 and 2024, respectively.

	Six months ended June 30, 2025		Six months ended June 30, 2024
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$4,964	12,939	$4,042	11,348

Adjustments:
Noncontrolling Interest - Operating Partnership Units	7,114	18,544	6,659	18,690
Depreciation & Amortization from continuing operations (1)	12,977		12,639
Pro rata share of unconsolidated affiliate depreciation and amortization	4,509		3,196
Gain on sale of depreciable real estate	—		(2,828)
Funds from operations applicable to common shares and limited partnership units (FFO)	$29,564	31,483	$23,708	30,038
(1)	Excludes the portion allocated to noncontrolling interest in the amount of $745 and $285 six months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, our unrestricted cash resources consisted of cash and cash equivalents totaling $5,687. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $72,636, which could potentially be used as collateral to secure additional financing in future periods.

The Trust maintains a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which also expires in December 2026.  We also have a $19,800 variable rate (Prime minus 1.50%) line of credit agreement with Gate City Bank, which expires in July 2025. The lines of credit are secured by specific properties. At June 30, 2025, the lines of credit had $28,215 available and an unused balance of $4,049 under the agreements. The Trust anticipates it will hold the lines of credit as cash resources to the Trust.

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for the Trust.

During the six months ended June 30, 2025, we did not sell any common shares in private placement. During the six months ended June 30, 2025, we issued 184,000 and 49,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $5,389. During the six months ended June 30, 2025, we did not sell any common shares in private placements.  During the six months ended June 30, 2024, we issued 171,000 and 64,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $5,209.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the six months ended June 30, 2025, no limited partnership units of the Operating Partnership were issued in related to the acquisition of real estate investmments. During the six months ended June 30, 2024, the Trust issued approximately 322,000 limited partnership units of the Operating Partnership value at $23.00 per unit of an aggregate consideration of approximately $7,396 for the purchase of real estate investments.

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

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
Net cash flows provided by operating activities	$20,664	$16,540
Net cash flows used in investing activities	$(11,917)	$(25,741)
Net cash flows used in financing activities	$(7,384)	$(6,775)

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

Net cash provided by operating activities was $20,664 and $16,540 for the six months ended June 30, 2025 and 2024, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $11,917 for the six months ended June 30, 2025. Net cash provided by investing activities was $25,741 for the six months ended June 30, 2024 (this does not include the value of UPREIT units issued in connection with investing activities). For the six months ended June 30, 2025 and 2024, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $7,862 and $36,973, respectively.  Cash outlays related to investments in unconsolidated affiliates were $(2,829 and $- for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, there were no proceeds from the maturity of securities. Proceeds from the sale of real estate investments during the six months ended June 30, 2025 and 2024, were $206 and $9,050, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $7,384 for the six months ended June 30, 2025. Net cash used in financing was $6,775 for the six months ended June 30, 2024. During the six months ended June 30, 2025, we paid $14,274 in dividends and distributions, redeemed $5,775 of shares and units, and made mortgage principal payments of $15,998. Net cash used in financing activities was $6,775 for the six months ended June 30, 2024. For the six months ended June 30, 2024, we paid $13,438 in dividends and distributions, redeemed $7,314 of shares and units, received $152 from new mortgage notes payable, and made mortgage principal payments of $8,019.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2025 to June 30, 2025 totaling $7,744 or $0.6000 per share, of which $3,483 were cash dividends and $4,261 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $20,664 of cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2024 to June 30, 2024 totaling $6,509 or $0.5750 per share, of which $2,827 were cash dividends and $3,682 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $16,540 of cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Six months ended
	June 30,
	2025	2024

	(in thousands)
Cash flows provided by operations (net income of $11,822 and $10,783, respectively)	$20,664	$16,540
Distributions in excess of earnings received from unconsolidated affiliates	1,348	1,219
Proceeds from sale of real estate investments and non-real estate investments	206	9,050
Dividends declared	(7,744)	(6,509)
Excess	$14,474	$20,300

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2025, the Operating Partnership declared distributions totaling $11,114 to holders of limited partnership units in our Operating Partnership, which we paid on April 15; and July 15, 2025.  Declared distributions are included in dividends payable on the balance sheet. Distributions were paid at a rate of $0.3000 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the six months ended June 30, 2024, we declared quarterly distributions totaling $10,729 to holders of limited partnership units in our Operating Partnership, which we paid on April 15; and July 15, 2024 . Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the six months ended June 30, 2025, we paid aggregate dividends of $7,556, of which $3,483 were paid with cash flows provided by operating activities and $4,197 were reinvested. Our FFO for the six months ended June 30, 2025 was $29,564. Therefore, our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2024, we paid aggregate dividends of $6,494, of which $4,164 were paid with cash flows provided by operating activities and $5,581 were reinvested. Our FFO was $23,708 for the six months ended June 30, 2024. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the six months ended June 30, 2025, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $125,102 at June 30, 2025. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of June 30, 2025, the Trust had $125,102 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim-Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and interim-Chief Financial Officer have concluded that, as of June 30, 2025, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended June 30, 2025.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three and six months ended June 30, 2025:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2025	27,000	13,000	$22.80	1,858,000	1,605,000	$16,857
February 1-28, 2025	21,000	50,000	$22.80	1,879,000	1,655,000	$15,242
March 1-31, 2025	2,000	—	$22.80	1,881,000	1,655,000	$15,193
Total	50,000	63,000

April 1-30, 2025	4,000	5,000	$22.80	1,885,000	1,660,000	$7,558
May 1-31, 2025	10,000	16,000	$22.80	1,895,000	1,676,000	$3,833
June 1-30, 2025	75,000	30,000	$22.80	1,970,000	1,706,000	$2,374
Total	89,000	51,000

For the three months ended June 30, 2025, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended June 30, 2025, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective June 20, 2024, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $75,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of June 30, 2025, was $11,998. The redemption price for such shares and units redeemed under the plan was fixed at $22.80 per share or unit, which became effective January 1, 2025. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

10.1

Revolving Promissory Note, dated June 25, 2025, between Sterling Real Estate Trust and Sterling Office and Industrial Properties, LLLP(incorporated by reference to Exhibit No. 10.1 to the Trust’s current report on Form 8-K filed June 30, 2025).

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2025  and December 31, 2024; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended June 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2025  and 2024, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 6, 2025

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Megan E. Schreiner
Megan E. Schreiner
Interim Chief Financial Officer
(Principal Financial Officer)