Form 10-Q
period 2025-09-30
Sterling Real Estate Trust
filed 2025-11-05
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2025
Common Shares of Beneficial Interest, $0.01 par value per share	13,143,765

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2025 (UNAUDITED) and December 31, 2024 (AUDITED)

	September 30,	December 31,
	2025	2024

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$145,373	$139,491
Buildings and improvements	923,837	905,504
Furniture, fixtures and equipment	35,878	35,721
Construction in progress	21,543	14,699
Real estate investments	1,126,631	1,095,415
Less accumulated depreciation	(253,527)	(237,416)
Real estate investments, net	873,104	857,999
Cash and cash equivalents	7,391	4,798
Restricted deposits	9,930	10,127
Investment in unconsolidated affiliates	29,210	28,407
Notes receivable	1,500	1,539
Notes receivable, affiliates	4,420	7,945
Assets held for sale	7,130	—
Lease intangible assets, less accumulated amortization	1,862	2,541
Other assets, net	21,328	24,416

Total Assets	$955,875	$937,772

LIABILITIES
Mortgage notes payable, net	$508,796	$506,735
Mortgage notes payable, net, affiliates	56,275	57,983
Notes payable, affiliate	10,000	—
Lines of credit	9,430	4,992
Dividends payable	9,572	9,039
Tenant security deposits payable	8,698	8,291
Lease intangible liabilities, less accumulated amortization	213	324
Liabilities related to assets held for sale	2,498	—
Accrued expenses and other liabilities	27,972	21,470
Total Liabilities	633,454	608,834

COMMITMENTS and CONTINGENCIES - Note 13

SHAREHOLDERS' EQUITY
Beneficial interest	152,634	153,834
Noncontrolling interest
Operating partnership	153,230	154,353
Partially owned properties	9,982	9,290
Accumulated other comprehensive income	6,575	11,461
Total Shareholders' Equity	322,421	328,938

	$955,875	$937,772

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME THREE AND NINE MONTHS ENDED September 30, 2025 and 2024 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$43,730	$41,477	$128,910	$118,035
Expenses
Expenses from rental operations
Operating expenses	19,228	17,667	53,695	49,960
Real estate taxes	4,682	4,120	12,764	13,047
Depreciation and amortization	7,592	7,604	21,313	20,528
Interest	6,828	6,701	19,469	17,642
	38,330	36,092	107,241	101,177
Loss on impairment of property	735	—	735	—
Administration of REIT	1,391	1,194	4,335	4,079
Total expenses	40,456	37,286	112,311	105,256
Income from operations	3,274	4,191	16,599	12,779

Other (loss) income
Equity in losses of unconsolidated affiliates	(870)	(826)	(2,767)	(2,239)
Other income	273	276	666	1,057
Gain on sale or conversion of real estate investments	—	241	—	3,069
Gain on involuntary conversion	—	96	—	95
Total other income	(597)	(213)	(2,101)	1,982
Net income	$2,677	$3,978	$14,498	$14,761
Net income (loss) attributable to noncontrolling interest:
Operating partnership	1,622	2,641	8,735	9,300
Partially owned properties	(52)	(357)	(309)	(274)
Net income attributable to Sterling Real Estate Trust	$1,107	$1,694	$6,072	$5,735

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.08	$0.15	$0.47	$0.50

Comprehensive income
Net income	$2,677	$3,978	$14,498	$14,761
Other comprehensive (loss) income:
Gain (loss) on cash flow hedges	139	(2,951)	(2,528)	(375)
Cash flow hedge losses reclassified to earnings	(787)	(1,798)	(2,358)	(3,284)
Total other comprehensive loss	(648)	(4,749)	(4,886)	(3,659)
Total comprehensive income (loss)	2,029	(771)	9,612	11,102
Comprehensive income (loss) attributable to noncontrolling interest	1,186	(654)	5,544	6,753
Comprehensive income (loss) attributable to Sterling Real Estate Trust	$843	$(117)	$4,068	$4,349

Weighted average common shares outstanding, basic and diluted	13,032	11,512	12,970	11,403

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED September 30, 2025 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2024	12,829	$205,020	$(51,186)	$153,834	$154,353	$9,290	$11,461	$328,938
Shares/units redeemed	(50)	(1,146)	-	(1,146)	(1,434)	-	-	(2,580)
Dividends and distributions declared ($0.3000 per share/unit)	-	-	(3,867)	(3,867)	(5,565)	-	-	(9,432)
Dividends reinvested - stock dividend	91	2,066	-	2,066	-	-	-	2,066
Issuance of shares under optional purchase plan	22	529	-	529	-	-	-	529
Owner Contribution	-	-	-	-	-	1,000	-	1,000
Total other comprehensive loss	-	-	-	-	-	-	(2,782)	(2,782)
Net income (loss)	-	-	2,106	2,106	3,031	(230)	-	4,907
BALANCE AT MARCH 31, 2025	12,892	$206,469	$(52,947)	$153,522	$150,385	$10,060	$8,679	$322,646
Shares/units redeemed	(89)	(2,040)	-	(2,040)	(1,155)	-	-	(3,195)
Dividends and distributions declared ($0.3000 per share/unit)	-	-	(3,878)	(3,878)	(5,550)	-	-	(9,428)
Dividends reinvested - stock dividend	93	2,131	-	2,131	-	-	-	2,131
Issuance of shares under optional purchase plan	28	663	-	663	-	-	-	663
Total other comprehensive loss	-	-	-	-	-	-	(1,456)	(1,456)
Net income (loss)	-	-	2,858	2,858	4,083	(26)	-	6,915
BALANCE AT JUNE 30, 2025	12,924	$207,223	$(53,967)	$153,256	$147,763	$10,034	$7,223	$318,276
Contribution of assets in exchange for UPREIT partnership units	-	-	-	-	10,518	-	-	10,518
Shares issued under trustee compensation plan	3	61	-	61	-	-	-	61
Shares/units redeemed	(39)	(896)	-	(896)	(1,005)	-	-	(1,901)
Dividends and distributions declared ($0.3000 per share/unit)	-	-	(3,905)	(3,905)	(5,668)	-	-	(9,573)
Dividends reinvested - stock dividend	93	2,130	-	2,130	-	-	-	2,130
Issuance of shares under optional purchase plan	37	881	-	881	-	-	-	881
Total other comprehensive loss	-	-	-	-	-	-	(648)	(648)
Net income (loss)	-	-	1,107	1,107	1,622	(52)	-	2,677
BALANCE AT SEPTEMBER 30, 2025	13,018	$209,399	$(56,765)	$152,634	$153,230	$9,982	$6,575	$322,421

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2023	11,257	$168,975	$(44,880)	$124,095	$163,308	$2,555	$11,362	$301,320
Shares/units redeemed	(51)	(1,108)	-	(1,108)	(410)	-	-	(1,518)
Dividends and distributions declared ($0.2875 per share/unit)	—	—	(3,257)	(3,257)	(5,338)	-	-	(8,595)
Dividends reinvested - stock dividend	87	1,899	-	1,899	-	-	-	1,899
Issuance of shares under optional purchase plan	37	843	-	843	-	-	-	843
Total other comprehensive (loss) income	—	—	-	-	-	-	1,517	1,517
Net income	—	—	1,739	1,739	2,850	51	-	4,640
BALANCE AT MARCH 31, 2024	11,330	$170,609	$(46,398)	$124,211	$160,410	$2,606	$12,879	$300,106
Contribution of assets in exchange for the issuance of noncontrolling interest shares	-	-	-	-	7,396	-	-	7,396
Shares/units redeemed	(132)	(2,885)	-	(2,885)	(2,910)	-	-	(5,795)
Dividends and distributions declared ($0.2875 per share/unit)	-	-	(3,251)	(3,251)	(5,392)	-	-	(8,643)
Dividends reinvested - stock dividend	84	1,838	-	1,838	-	-	-	1,838
Issuance of shares under optional purchase plan	27	629	-	629	-	-	-	629
Contributions from consolidated real estate entity noncontrolling interest	-	-	-	-	-	7,041	-	7,041
Total other comprehensive (loss) income	-	-	-	-	-	-	(427)	(427)
Net income	-	-	2,303	2,303	3,809	31	-	6,143
BALANCE AT JUNE 30, 2024	11,309	$170,191	$(47,346)	$122,845	$163,313	$9,678	$12,452	$308,288
Shares issued under trustee compensation plan	3	72	-	72	-	-	-	72
Shares/units redeemed	(29)	(623)	-	(623)	(1,831)	-	-	(2,454)
Dividends and distributions declared ($0.2875 per share/unit)	-	-	(3,364)	(3,364)	(5,368)	-	-	(8,732)
Dividends reinvested - stock dividend	84	1,843	-	1,843	-	-	-	1,843
Issuance of shares under optional purchase plan	29	676	-	676	-	-	-	676
Contributions from consolidated real estate entity noncontrolling interest	-	-	-	-	-	177	-	177
Issuance of common shares	302	6,943	-	6,943	-	-	-	6,943
Total other comprehensive (loss) income	-	-	-	-	-	-	(4,749)	(4,749)
Net income	-	-	1,694	1,694	2,641	(357)	-	3,978
BALANCE AT SEPTEMBER 30, 2024	11,698	$179,102	$(49,016)	$130,086	$158,755	$9,498	$7,703	$306,042

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED September 30, 2025 and 2024 (UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
OPERATING ACTIVITIES
Net income	$14,498	$14,761
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	—	(3,069)
Loss on impairment of property	735	—
Gain on involuntary conversion	—	(95)
Equity in loss of unconsolidated affiliates	2,767	2,239
Allowance for uncollectible accounts receivable	—	226
Depreciation	19,740	18,260
Amortization	1,573	2,268
Amortization of debt issuance costs	—	38
Effects on operating cash flows due to changes in
Other assets	(2,218)	(428)
Tenant security deposits payable	329	1,014
Accrued expenses and other liabilities	404	(1,143)
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,828	34,071
INVESTING ACTIVITIES
Purchase of real estate investment properties	(10,855)	(28,287)
Capital expenditures and tenant improvements	(16,352)	(12,817)
Proceeds from sale of real estate investments and non-real estate investments	83	9,863
Proceeds from insurance claims	797	—
Investment in unconsolidated affiliates	(4,540)	(6,119)
Distributions in excess of earnings received from unconsolidated affiliates	970	1,706
Notes receivable issued net of payments received	3,564	(510)
NET CASH USED IN INVESTING ACTIVITIES	(26,333)	(36,164)
FINANCING ACTIVITIES
Principal payments on special assessments payable	(203)	(42)
Proceeds from issuance of mortgage notes payable, net of financing costs	30,354	(152)
Principal payments on mortgage notes payable	(27,513)	(14,522)
Draws on lines of credit	4,438	5,849
Proceeds from contributions received from noncontrolling interest - partially owned properties	1,001	7,219
Draws (payments) on notes payable	—	8,518
Proceeds on notes payable, affiliate	10,000	—
Proceeds from issuance of common shares	—	6,943
Proceeds from issuance of shares under optional purchase plan	2,073	2,148
Shares/units redeemed	(7,677)	(9,768)
Dividends/distributions paid	(21,572)	(20,235)
NET CASH USED IN FINANCING ACTIVITIES	(9,099)	(14,042)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	2,396	(16,135)
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	14,925	37,061
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$17,321	$20,926

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$7,391	$11,145
Restricted deposits	9,930	9,781
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$17,321	$20,926

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED September 30, 2025 and 2024 (UNAUDITED)

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$18,874	$16,650

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$6,327	$5,579
Dividends declared and not paid	3,904	3,364
UPREIT distributions declared and not paid	5,668	5,368
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	10,518	72
Assumed loans	—	7,396
Increase in land improvements due to increase in special assessments payable	4,510	80,774
Accrued capital expenditures	3,424	1,013
Total other comprehensive (loss) income	(4,886)	(3,659)
Acquisition of assets through assumption of debt and liabilities	772	653
Capitalized interest and real estate taxes related to construction in progress	226	133

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP” or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of September 30, 2025 and December 31, 2024, Sterling owned approximately 40.79% and 40.80%, respectively, of the Operating Partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and nine months ended September 30, 2025. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of September 30, 2025 the Trust owned approximately 40.79% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the individual’s respective redemption plan, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

September 30, 2025 and 2024 (UNAUDITED)

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

Based on our evaluation, there was one impairment loss of $735 during the three and nine months ended September 30, 2025 and no impairment losses during the three and nine months ended September 30, 2024.

Equity

The Amended and Restated Share Redemption Plan, effective June 20, 2024, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $75,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of September 30, 2025, was $10,096. The redemption price for such shares and units redeemed under the plan was fixed at $22.80 per share or unit, which became effective January 1, 2025. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

September 30, 2025 and 2024 (UNAUDITED)

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

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2025 and December 31, 2024 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2021.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of September 30, 2025 all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three and nine months ended September 30, 2025 and 2024 and, therefore, basic earnings per common share was equal to diluted earnings per common share for all periods presented.

For the nine months ended September 30, 2025 and 2024, Sterling’s denominators for the basic and diluted earnings per common share were approximately 12,970,000 and 11,403,000, respectively.

Recent Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-05, “Business Combinations - Joint Venture Formations” (“ASU 2023-05”), which addresses the accounting for contributions made to a joint venture. ASU 2023-05 requires joint ventures to measure all assets and liabilities upon formation at fair value. This guidance is to be applied prospectively for all joint venture formations with a formation date on or after January 1, 2025. During the previous reporting period, we adopted ASU 2023-05. Adoption of ASU 2023-05 did not have an impact on our Condensed Consolidated Financial Statements.

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

September 30, 2025 and 2024 (UNAUDITED)

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

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2025 and 2024, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to total assets as reported in the consolidated financial statements.

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$38,764	$4,966	$43,730	$36,519	$4,958	$41,477
Real Estate Expenses
Real Estate Taxes	4,233	449	4,682	3,616	504	4,120
Property Management	5,092	223	5,315	4,905	208	5,113
Utilities	2,836	310	3,146	2,639	302	2,941
Repairs and Maintenance	8,829	544	9,373	7,415	528	7,943
Insurance	1,359	35	1,394	1,640	30	1,670
Expenses from rental operations	22,349	1,561	23,910	20,215	1,572	21,787
Net operating income	$16,415	$3,405	$19,820	$16,304	$3,386	$19,690
Depreciation and amortization [1]			7,592			7,604
Interest [1]			6,828			6,701
Administration of REIT [1]			1,391			1,194
Loss on impairment of property			735			—
Other income (expense) [1]			597			213
Net income			$2,677			$3,978

1The financial information provided to the CODM for these expense categories are not reflected by segment to evaluate performance of our reportable segments.

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$114,102	$14,808	$128,910	$102,921	$15,114	$118,035
Real Estate Expenses
Real Estate Taxes	11,375	1,389	12,764	11,555	1,492	13,047
Property Management	14,822	673	15,495	13,798	648	14,446
Utilities	9,531	810	10,341	8,346	778	9,124
Repairs and Maintenance	21,941	1,502	23,443	20,229	1,301	21,530
Insurance	4,309	107	4,416	4,752	108	4,860
Expenses from rental operations	61,978	4,481	66,459	58,680	4,327	63,007
Net operating income	$52,124	$10,327	$62,451	$44,241	$10,787	$55,028
Depreciation and amortization [1]			21,313			20,528
Interest [1]			19,469			17,642
Administration of REIT [1]			4,335			4,079
Loss on impairment of property [1]			735			—
Other income [1]			2,101			(1,982)
Net income			$14,498			$14,761

1The financial information provided to the CODM for these expense categories are not reflected by segment to evaluate performance of our reportable segments.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of September 30, 2025	Residential	Commercial	Total

	(in thousands)
Real estate investments	$948,056	$178,575	$1,126,631
Accumulated depreciation	(197,200)	(56,327)	(253,527)
Total real estate investments, net	$750,856	$122,248	$873,104
Lease intangible assets, less accumulated amortization	—	1,862	1,862
Cash and cash equivalents			7,391
Restricted deposits			9,930
Investment in unconsolidated affiliates			29,210
Notes receivable			1,500
Notes receivable, affiliates			4,420
Assets held for sale			7,130
Other assets, net			21,328
Total Assets			$955,875

As of December 31, 2024	Residential	Commercial	Total

	(in thousands)
Real estate investments	$916,559	$178,856	$1,095,415
Accumulated depreciation	(183,753)	(53,663)	(237,416)
Total real estate investments, net	$732,806	$125,193	$857,999
Lease intangible assets, less accumulated amortization	199	2,342	2,541
Cash and cash equivalents			4,798
Restricted deposits			10,127
Investment in unconsolidated affiliates			28,407
Notes receivable			1,539
Notes receivable, affiliates			7,945
Other assets, net			24,416
Total Assets			$937,772

NOTE 4 – Restricted deposits and FUNDED reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of September 30,	As of December 31,
	2025	2024

	(in thousands)
Tenant security deposits	$8,304	$7,838
Real estate tax and insurance escrows	1,308	1,041
Replacement reserves	318	127
Other funded reserves	—	1,121
	$9,930	$10,127

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – Investment in unconsolidated affiliates

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at		Total Assets in Unconsolidated Affiliates at		Total Liabilities of Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Banner Building	2007	66.67%	$1,333	$1,276	$8,505	$8,561	$6,561	$6,704
Grand Forks INREIT, LLC	2003	50%	5,441	5,684	19,713	20,839	8,832	9,472
SE Savage, LLC	2019	60%	(361)	136	29,371	30,375	29,973	30,298
SE Maple Grove, LLC	2019	60%	765	(62)	26,584	27,754	26,078	27,938
SE Rogers, LLC	2020	60%	291	855	28,270	29,314	27,422	27,975
ST Oak Cliff, LLC	2021	70%	6,031	6,821	45,839	47,577	37,189	37,806
SE Brooklyn Park, LLC	2021	60%	339	871	27,084	28,121	26,539	26,877
ST Fossil Creek, LLC	2022	70%	5,779	7,038	46,846	48,229	39,090	38,175
Emory North Liberty, LC	2024	50%	9,231	5,494	44,183	33,281	25,970	22,294
SHG Emory North Liberty, LLC	2024	99%	(176)	232	488	500	540	268
			$28,673	$28,345	$276,883	$274,551	$228,194	$227,807

Negative investments presented in accrued expenses and other liabilities			537	62

Total investment in unconsolidated affiliates			$29,210	$28,407

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

SE Maple Grove, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Maple Grove, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. During the third quarter of 2025, the second mortgage to Sterling Properties, LLLP was satisfied and had a balance of $3,428 at December 31, 2024. The note is included in Notes receivable, affiliates on the Consolidated Balance Sheet at December 31, 2024.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

SE Rogers, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Rogers, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,100 and $2,100 at September 30, 2025 and December 31, 2024, respectively. The note is included in Notes Receivable on the Consolidated Balance Sheet at September 30, 2025 and December 31, 2024.

ST Oak Cliff, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party a multifamily property. The entity is located in Dallas, Texas. The entity is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

SE Brooklyn Park, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Brooklyn Park, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,294 and $2,294 at September 30, 2025 and December 31, 2024, respectively. The note is included in Notes Receivable on the Consolidated Balance Sheet at September 30, 2025 and December 31, 2024.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024

	(in thousands)
ASSETS
Real estate investments	$316,016	$305,398
Accumulated depreciation	(48,736)	(38,078)
Total Real Estate Investments, net	267,280	267,320
Cash and cash equivalents	5,998	4,147
Restricted deposits	1,650	1,263
Financing and lease costs, net	731	796
Other assets, net	1,224	1,025
Total Assets	$276,883	$274,551

LIABILITIES
Mortgage notes payable, net	$220,087	$221,819
Tenant security deposits payable	504	487
Accrued expenses and other liabilities	7,603	5,501
Total Liabilities	$228,194	$227,807
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$48,689	$46,744

Total liabilities and shareholders' equity	$276,883	$274,551

The following is a summary of results of operations of the unconsolidated affiliates for the three and nine months ended September 30, 2025

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Income from rental operations	$8,197	$6,558	$24,087	$18,570
Expenses from rental operations	3,799	3,257	10,844	8,930
Net operating income	$4,398	$3,301	$13,243	$9,640
Depreciation and Amortization	3,572	2,890	10,800	8,072
Interest	2,270	1,681	6,697	4,919
Other expense	(136)	(12)	(2)	(12)
Net loss	$(1,308)	$(1,258)	$(4,252)	$(3,339)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2025	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,914	$(15,385)	$1,529
Above-market leases	1,415	(1,082)	333
	$18,329	$(16,467)	$1,862
Lease Intangible Liabilities
Below-market leases	$(2,314)	$2,101	$(213)

	Lease	Accumulated	Lease
As of December 31, 2024	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,188	$(14,047)	$2,141
Above-market leases	1,415	(1,015)	400
	$17,603	$(15,062)	$2,541
Lease Intangible Liabilities
Below-market leases	$(2,315)	$1,991	$(324)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2025 (October - December)	$160	$37
2026	490	77
2027	381	38
2028	311	19
2029	207	17
Thereafter	313	25
	$1,862	$213

NOTE 7 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Bremer Bank, which also expires December 2026. We also have a $19,800 variable rate (Prime - 1.50%) line of credit agreement with Gate City Bank, with a maturity that was originally extended from September 2025 to October 2025 and has now been further extended to December 2025. The lines of credit are secured by specific properties. At September 30, 2025, the lines of credit have $28,215 available and an unused balance of $18,785 under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. As of September 30, 2025 and December 31, 2024, there was an outstanding balance on the lines of credit of $9,430  and $4,992, respectively.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 8 - NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	September 30,	December 31,
	2025	2024
	(in thousands)
Mortgage notes payable, net (a)	$510,608	$508,644
Mortgage notes payable, net, affiliates	56,275	57,983
Less unamortized debt issuance costs	1,812	1,909
	$565,071	$564,718
(a)	Includes $124,117 and $127,050 of variable rate mortgage debt that was swapped to a fixed rate at September 30, 2025 and December 31, 2024, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2025 (October - December)	$36,329
2026	71,777
2027	79,440
2028	47,291
2029	91,648
Thereafter	242,635
Total payments	$569,120

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

As of September 30, 2025, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. During the next twelve months, the Trust estimates that an additional $2,114 will be reclassified as a decrease to interest expense.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps as of September 30, 2025, which effectively convert one month floating rate LIBOR or 30-day average SOFR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$5,980	3.15%	November 1, 2029
November 1, 2019	$4,162	3.28%	November 1, 2029
January 10, 2020	$2,722	3.39%	January 10, 2030
December 2, 2020	$11,344	2.91%	December 2, 2027
July 1, 2021	$23,782	2.99%	July 1, 2031
November 10, 2021	$26,419	3.54%	August 1, 2029
December 1, 2021	$9,971	3.32%	December 1, 2031
August 15, 2022	$1,359	3.07%	June 15, 2030
August 15, 2022	$2,634	3.07%	June 15, 2030
August 15, 2022	$1,470	2.94%	June 15, 2030
August 15, 2022	$3,889	2.94%	June 15, 2030
May 10, 2023	$4,429	2.79%	June 10, 2030
April 15, 2024	$9,339	3.57%	May 15, 2032
April 15, 2024	$3,646	3.57%	May 15, 2032
April 15, 2024	$12,971	3.57%	May 15, 2032

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Interest rate swaps	15	15	$124,117	$127,050

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

Derivatives designated as	September 30, 2025		December 31, 2024
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$9,215	Other assets, net	$14,449

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

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the three months ended September 30, 2025 and 2024:

		Location of Gain
		Reclassified from
Derivatives in		Accumulated other	Amount of Gain (Loss)
Cash Flow Hedging	Total Comprehensive	Comprehensive Income	Reclassified from
Relationships	(Loss) Income	(AOCI) into Income	AOCI into Income
	2025		2025
Interest rate swaps	$(648)	Interest expense	$(787)
	2024		2024
Interest rate swaps	$4,749	Interest expense	$(1,131)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the nine months ended September 30, 2025 and 2024:

		Location of Gain
		Reclassified from
Derivatives in		Accumulated other	Amount of Gain (Loss)
Cash Flow Hedging	Total Comprehensive	Comprehensive Income	Reclassified from
Relationships	(Loss) Income	(AOCI) into Income	AOCI into Income
	2025		2025
Interest rate swaps	$(4,886)	Interest expense	$(2,358)
	2024		2024
Interest rate swaps	$3,707	Interest expense	$(3,284)

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of September 30, 2025, the termination value of derivatives in a liability position was $0. The termination value of derivatives in an asset position was $9,215. As of September 30, 2025, the Trust has pledged the properties related to the loans which are hedged as collateral.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 10 - FAIR VALUE MEASUREMENT

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, leasing receivables from tenants and accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2025		December 31, 2024
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$1,500	$1,509	$1,539	$1,534
Notes receivable, affiliates	$4,420	$4,252	$7,945	$7,559
Derivative assets	$9,215	$9,215	$14,449	$14,449

Financial liabilities:
Lines of Credit	$9,430	$9,430	$4,992	$4,992
Mortgage notes payable	$510,609	$482,166	$508,644	$483,630
Mortgage notes payable, affiliates	$56,275	$54,615	$57,983	$55,594

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

September 30, 2025 and 2024 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2025
Derivative assets	$—	$9,215	$—	$9,215

December 31, 2024
Derivative assets	$—	$14,449	$—	$14,449

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2025
Lines of Credit	$—	$—	$9,430	$9,430
Mortgage notes payable	$—	$—	$482,166	$482,166
Mortgage notes payable, affiliate	$—	$—	$54,615	$54,615
Notes receivable	$—	$—	$1,509	$1,509
Notes receivable, affiliate	$—	$—	$4,252	$4,252

December 31, 2024
Lines of Credit	$—	$—	$4,992	$4,992
Mortgage notes payable	$—	$—	$483,630	$483,630
Mortgage notes payable, affiliate	$—	$—	$55,594	$55,594
Notes receivable	$—	$—	$1,534	$1,534
Notes receivable, affiliate	$—	$—	$7,559	$7,559

Line of credit:  The Trust estimates the fair value of its line of credit approximates the carrying value due to the relatively short maturity of the instruments and that they carry a variable rate of interest.

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

the Trust’s lenders. The rates used range from 5.85% to 6.00% and from 5.87% to 5.87% at September 30, 2025 and December 31, 2024, respectively.

Note payable: The Trust estimates the fair value of its note payable approximates the carrying value due to the relatively short maturity of the instruments and that they carry a variable rate of interest.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 12.00% at September 30, 2025 and December 31, 2024.

NOTE 11 – LEASES

As of September 30, 2025, we derived 83.1% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of September 30, 2025, we derived 16.9% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended September 30, 2025
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$36,665	$3,945	$40,610
Lease income related to variable lease payments	(1)	1,091	1,090
Other (a)	(721)	(123)	(844)
Lease Income (b)	$35,943	$4,913	$40,856

	Three months ended September 30, 2024
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$34,654	$3,873	$38,527
Lease income related to variable lease payments	(2)	1,095	1,093
Other (a)	(372)	(58)	(430)
Lease Income (b)	$34,280	$4,910	$39,190

(a)	For the three months ended September 30, 2025 and 2024, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended September 30, 2025 and 2024 of $2,870 and $2,287, respectively, which is accounted for under the revenue recognition standard.

	Nine months ended September 30, 2025
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$107,263	$11,822	$119,085
Lease income related to variable lease payments	—	3,167	3,167
Other (a)	(986)	(304)	(1,290)
Lease Income (b)	$106,277	$14,685	$120,962

	Nine months ended September 30, 2024
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$98,205	$11,654	$109,859
Lease income related to variable lease payments	—	3,434	3,434
Other (a)	(855)	(99)	(954)
Lease Income (b)	$97,350	$14,989	$112,339

(a)	For the nine months ended September 30, 2025 and 2024, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the nine months ended September 30, 2025 and 2024 of $7,944 and $5,695. respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of September 30, 2025, non-cancelable commercial operating leases provide for future minimum rental income as follows. Residential leases are not included, as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2025 (October - December)	$4,720
2026	15,258
2027	13,658
2028	12,644
2029	11,014
Thereafter	26,047
$83,341

NOTE 12 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Trustmark Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Trustmark Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Trustmark Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Mr. Kenneth P. Regan, by Trustee Mr. James S. Wieland, by President, Interim Chief Financial Officer and Treasurer Megan E. Schreiner, by General Counsel and Secretary Michael P. Carlson, by Chief Investment Officer Luke B. Swenson, and by Vice President David F. Perkins. In addition, Messrs. Regan, Wieland, Carlson, Swenson, Perkins, and Ms. Schreiner all serve on the Board of Governors of the Advisor and the Board of Directors of GOLDMARK Property Management, Inc.

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

September 30, 2025 and 2024 (UNAUDITED)

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

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)

Onsite staff costs, and other misc.	$4,832	$4,414	$14,099	$12,808
Goldmark Management fees	$1,828	$1,606	5,208	4,600
R&M related payroll and payroll related expenses	$2,528	$2,480	7,427	7,095
Sterling Management fees	$25	$27	$76	$86

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

The below table summarizes the fees incurred to our Advisor.

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Fee:
Advisory	$1,160	$1,042	$3,417	$2,983
Acquisition	$375	$375	$375	$1,125
Disposition	$-	$38	$-	$302
Financing	$44	$47	$75	$144
Development	$-	$-	$-	$350
Project Management	$6	$371	$429	$745

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees payable to our Advisor.

	Payable at
	September 30,	December 31,
	2025	2024

	(in thousands)
Fee:
Advisory	$12	$4
Project Management	$50	$-

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended September 30, 2025, there were 438,000 Operating Partnership units issued to an entity affiliated with Mr. Regan, one of our trustees, in connection to the Sterling Pointe acquisition. The aggregate value of these units was $10,518. During the three months ended September 30, 2024, no Operating Partnerships units were issued. During the nine months ended September 30, 2025, there were  438,000 Operating Partnerships units issued to an entity affiliated with Mr. Regan, one of our trustee, in connection to an acquisition. The aggregate value of these units was $10,518. During the nine months ended September 30, 2024, 276,000 Operating Partnerships units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection to an acquisition. The aggregate value of these units was $6,339.

Commissions

During the three months ended September 30, 2025, we incurred real estate commissions of $100 paid to GOLDMARK Commercial Real Estate, Inc., in which Mr. Regan owns an interest. During the three months ended September 30, 2024, there were no real estate commissions paid. During the nine months ended September 30, 2025, we incurred real estate commissions of $100 paid to GOLDMARK Commercial Real Estate, Inc., in which Mr. Regan owns an interest. During the nine months ended September 30, 2024, we incurred real estate commissions of $531 paid to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own an interest. As of September 30, 2025 and December 31, 2024, there were no unpaid commission to GOLDMARK Commercial Real Estate, Inc.

During the three months ended September 30, 2025, there were no commissions paid to GOLDMARK Property Management. During the three months ended September 30, 2024, there were no commissions paid to GOLDMARK Property Management. During the nine months ended September 30, 2025, there were no commissions paid to GOLDMARK Property Management. During the nine months ended September 30, 2024, we incurred real estate commissions of $39 paid to GOLDMARK Property Management. As of September 30, 2025 and December 31, 2024, there were no unpaid commissions to GOLDMARK Property Management.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Rental Income

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Rental Income:
Operating lease agreement with our Advisor	$35	$34	$103	$101
Goldmark Property Management, Inc.	$72	$70	$212	$208
Bell Bank	$321	$287	$961	$857

Due to Related Parties

As of September 30, 2025, and December 31, 2024, the Trust had $182 and $160, respectively, for other related party payables.

Debt Financing

At September 30, 2025 and December 31, 2024, the Trust had $56,275 and $57,983, respectively, of outstanding principal on loans entered into with Bell Bank. During the three months ended September 30, 2025 and 2024, the Trust incurred interest expense on debt held with Bell Bank of $596 and $598, respectively. During the nine months ended September 30, 2025 and 2024, the Trust incurred interest expense on debt held with Bell Bank of $1,756 and $1,750 , respectively. Accrued interest as of September 30, 2025 and December 31, 2024 related to this debt was $128 and $135, respectively.

At September 30, 2025 the Trust had an outstanding principal balance of $10,000 on a loan entered into with Sterling Office and Industrial Properties, LLLP. There was no outstanding principal balance as of December 31, 2024. During the three months ended September 30, 2025 and 2024, the Trust incurred interest expense on debt held with Sterling Office and Industrial Properties, LLLP of $66 and $0, respectively. During the nine months ended September 30, 2025 and 2024, the Trust incurred interest expense on debt held with Sterling Office and Industrial Properties, LLLP of $200 and $0, respectively. There was no accrued interest as of September 30, 2025 and December 31, 2024.

Mezzanine Financing

The Trust offers mezzanine financing to joint ventures. See Note 5 for investment in unconsolidated affiliates. At September 30, 2025 and December 31, 2024, Sterling issued $4,394 and $7,821 respectively, in second mortgage financing to related entities.

During the three months ended September 30, 2025 and 2024, the Trust earned interest income related to second mortgage financing of $121 and $149, respectively. During the nine months ended September 30, 2025 and 2024, the Trust earned interest income related to second mortgage financing of $407 and $438, respectively.

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial and Residential Segment as well as Director and Officer general and liability coverage. For the three months ended September 30, 2025, there were no premiums incurred for this policy. For the three months ended September 30, 2024, there were no premiums incurred. For the nine months ended September 30, 2025 and 2024, total

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

premiums incurred for this policy were $65 and $76, respectively. At September 30, 2025 and December 31, 2024, there was no outstanding liabilities.

Development Arrangements

During the three months ended September 30, 2025 and 2024, the Trust had no development fees to Trumont Group. During the nine months ended September 30, 2025 and 2024, the Trust had no development fees to Trumont Group. At September 30, 2025 and December 31, 2024, the Trust had no costs owed for development fees to Trumont Group.

During the three months ended September 30, 2025 and 2024, the Trust incurred $0 and $18, respectively, in construction fees to Trumont Construction. During the nine months ended September 30, 2025 and 2024, the Trust incurred $0 and $91, respectively. At September 30, 2025 and December 31, 2024, the Trust had no costs owed for construction fees to Trumont Construction.

During the three months ended September 30, 2025 and 2024, the Trust incurred $0 and $169, respectively, in general construction costs to Trumont Construction. During the nine months ended September 30, 2025 and 2024, the Trust incurred $0 and $378, respectively. At September 30, 2025 and December 31, 2024, the Trust had no costs owed for any general construction costs.

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

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 14 – DISPOSITIONS

The Trust had no dispositions during the nine months ended September 30, 2025.

The Trust had nine dispositions during the nine months ended September 30, 2024.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres (Unaudited)	Total Disposition Cost	Gain on Sale
1/25/24	Dairy Queen	Apple Valley, MN	Retail	5,348 square feet	$1,607	$(68)
3/1/24	Westwind	Fargo, ND	Apartment Complex	18 units	900	489
3/8/24	Westside	Hawley, MN	Apartment Complex	14 units	837	394
4/3/24	Columbia Park Village	Grand Forks, ND	Apartment Complex	12 units	675	42
5/1/24	Gate City Bank	Grand Forks, ND	Office	17,407 square feet	2,950	974
5/21/24	First International Bank & Trust	Moorhead, MN	Office	3,510 square feet	1,516	683
6/14/24	Jadestone	Fargo, ND	Apartment Complex	18 units	1,039	136
6/14/24	Essex	Fargo, ND	Apartment Complex	18 units	1,039	178
7/25/24	Cityside	Fargo, ND	Apartment Complex	36 units	1,500	241
					$12,063	$3,069

NOTE 15 – ACQUISITIONS OF CONSOLIDATED PROPERTIES

The Trust had one acquisition during the nine months ended September 30, 2025.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Net Assets Acquired
7/16/25	Sterling Pointe	Grand Forks, ND	Apartment Complex	196 units	$21,373
					$21,373

The Trust had two acquisitions during the nine months ended September 30, 2024.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Net Assets Acquired
4/15/24	Urban Plains	Fargo, ND	Apartment Complex	415 units	$17,527
6/26/24	Lexington Lofts	Forest Lake, MN	Apartment Complex	355 units	18,379
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

September 30, 2025 and 2024 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

During the quarter ended December 31, 2024 the Trust determined that when allocating the purchase price for the Urban Plains acquisition, no value was assigned to an assumed interest rate derivative which resulted in an error in the purchase price allocation. The error was corrected during the quarter ended December 31, 2024 and properly reflected in the financial statements as of and for the year ended December 31, 2024. The impact of this error to the previously reported amounts for the three months ended September 30, 2024 is as follows:

		Quarter Ending	YTD
		September 30, 2024	September 30, 2024
Real estate investments, net	Increase/(Decrease)	$18	$(3,295)
Other assets, net - interest income receivable	Increase/(Decrease)	$(3)	$36
Other assets, net - fair value of interest rate swap	Increase/(Decrease)	$27	$(79)
Other comprehensive income	Decrease/(Increase)	$(147)	$3,188
Net income	Decrease/(Increase)	$103	$147

The table below represents a summary of the purchase accounting allocation and reconciliation to net cash consideration of the properties acquired.

	September 30,
	2025	2024
Real estate investment acquired	$21,008	$111,290
Assumed interest rate derivative	-	3,331
Acquired lease intangible assets	792	2,261
Assumed assets	345	451
Total Assets Acquired	$22,145	$117,333
Assumed loans	-	(80,774)
Other liabilities	(772)	(653)
Net assets acquired	21,373	35,906
Equity/limited partnership unit consideration	(10,518)	(7,396)
Net cash consideration	$10,855	$28,510

NOTE 16 - SUBSEQUENT EVENTS

On October 9, 2025, we entered into a joint venture agreement for Rosemount Townhomes with total estimated project costs of $64,200.

On October 15, 2025, we paid a dividend or distribution of $0.3000 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on September 30, 2025.

On October 15, 2025, the Trust disposed of a residential property located in St. Louis Park, MN for $18,350.

On October 30, 2025, the Trust extended its line of credit with Gate City Bank through December 2025.  See Note 7 for further details.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on March 19, 2025 and our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT consist of real estate assets and that 75% of its gross income be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 178 properties containing 12,151 apartment units and approximately 1,187,000 square feet of leasable commercial space as of September 30, 2025. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of $873,104, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on our evaluation, there was one impairment loss of $735 during the three and nine months ended September 30, 2025 and no impairment losses during the three and nine months ended September 30, 2024.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine months ended September 30, 2025 included elsewhere in this report.

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

Principal Business Activity

Sterling currently owns 178 properties included in the consolidated financial statements. The Trust’s 141 residential properties are located in North Dakota, Minnesota, Missouri, Nebraska, and Texas and are principally multifamily apartment buildings.  The Trust owns 37 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 83.1% residential and 16.9% commercial (based on cost) with a total carrying value of $873,104 at September 30, 2025. Currently our  focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	119	7,695
	Minnesota	16	3,383
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		141	12,151

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	19	501,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	36,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	5	481,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		37	1,187,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $2,253 or 5.4% for the three months ended September 30, 2025, compared to the same three month period in 2024.
●	Increased revenues from rental operations by $10,875 or 9.2% for the nine months ended September 30, 2025, compared to same nine month period in 2024.
●	Declared dividends aggregating $0.9000 per common share for the nine months ended September 30, 2025

Results of Operations for the Three Months Ended September 30, 2025 and 2024

	Three months ended September 30, 2025			Three months ended September 30, 2024
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$38,764	$4,966	$43,730	$36,519	$4,958	$41,477
Real Estate Expenses
Real Estate Taxes	4,233	449	4,682	3,616	504	4,120
Property Management	5,092	223	5,315	4,905	208	5,113
Utilities	2,836	310	3,146	2,639	302	2,941
Repairs and Maintenance	8,829	544	9,373	7,415	528	7,943
Insurance	1,359	35	1,394	1,640	30	1,670
Total Real Estate Expenses	22,349	1,561	23,910	20,215	1,572	21,787
Net Operating Income	$16,415	$3,405	19,820	$16,304	$3,386	19,690
Interest			6,828			6,701
Depreciation and amortization			7,592			7,604
Administration of REIT			1,391			1,194
Loss on impairment of property			735			—
Other expense			597			213
Net Income			$2,677			$3,978

Net Income Attributed to:
Noncontrolling Interest			$1,570			$2,284
Sterling Real Estate Trust			$1,107			$1,694
Dividends per share (1)			$0.3000			$0.2875
Earnings per share			$0.08			$0.15
Weighted average number of common shares			13,032			11,512

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $43,730 for the three months ended September 30, 2025 increased $2,253 or 5.4% in comparison to the same period in 2024. Residential property revenues increased $2,245 and commercial property revenues increased $8 for the three months ended September 30, 2025 in comparison to the same period in 2024.

The following table illustrates occupancy percentages for the three month periods indicated:

	September 30,	September 30,
	2025	2024
Residential	93.0%	92.6%
Commercial	90.0%	90.4%

Residential revenues for the three months ended September 30, 2025 increased $2,245 or 6.1% in comparison to the same period for 2024. Residential properties acquired since September 30, 2024 contributed approximately $742 of the increase in total residential revenues in the three months ended September 30, 2025. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 88.6% of total revenues for the three months ended September 30, 2025 compared to 88.0% of total revenues for the three months ended September 30, 2024.

For the three months ended September 30, 2025 total commercial revenues increased $8 or 0.1% in comparison to the same period for 2024. The increase is primarily attributed to increased rent charges at our stabilized properties during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Commercial revenues comprised 11.4% of the total revenues for the three months ended September 30, 2025 compared to 12.0% of total revenues for the three months ended September 30, 2024. As commercial properties are sold, commercial revenues are expected to continue declining as a percentage of total revenues.

Expenses

Residential expenses from operations of $22,349 during the three months ended September 30, 2025 increased $2,134 or 10.6% in comparison to the same period in 2024. The increase is primarily attributed to an increase of $1,414 or 19.1% and $617 or 17.1%, for repairs and maintenance and real estate taxes, respectively. The increase in repairs and maintenance was primarily due to the timing of several planned projects being completed during the quarter including painting, flooring and other maintenance work. The increase in property taxes was primarily due to general increases in stabilized properties as well as additional amounts paid as a result of acquisitions.

Commercial expenses from operations of $1,561 during the three months ended September 30, 2025 decreased $11 or 0.7% in comparison to the same period in 2024. The decrease is primarily attributed to a $55 or 10.9% decrease in real estate taxes. The decrease is partially offset by an increase of $16 or 3.0% and $15 or 7.2% for repairs and maintenance and property management, respectively, during the three months ended September 30, 2025.

Interest expense of $6,828 during the three months ended September 30, 2025 increased $127 or 1.9% in comparison to the same period in 2024. The increase in interest expense was primarily driven by increased use of lines of credit during the three months ended September 30, 2025 as compared to the same period in 2024. Interest expense as a percentage of total revenues for the three months ending September 30, 2025 and 2024 was 15.6% and 16.2%, respectively.

Depreciation and amortization expense of $7,592 during the three months ended September 30, 2025 decreased $ (12) or (0.2)% in comparison to the same period in 2024. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of total revenues for the three months ended September 30, 2025 and 2024 was 17.4% and 18.4%, respectively.

REIT administration expenses of $1,391 during the three months ended September 30, 2025 increased $197 or 16.5% in comparison to the same period in 2024. The increase is primarily due to the acquisition of Sterling Pointe as compared to the same period in 2024.

Other expense of $598 during the three months ended September 30, 2025 increased $385 or 181.8% in comparison to the same period in 2024.  The increase is primarily attributable to the absence of a gain on asset disposition in the current period as compared to the same period in 2024.

Results of Operations for the Nine Months Ended September 30, 2025 and 2024

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Real Estate Revenues	$114,102	$14,808	$128,910	$102,921	$15,114	$118,035
Real Estate Expenses
Real Estate Taxes	11,375	1,389	12,764	11,555	1,492	13,047
Property Management	14,822	673	15,495	13,798	648	14,446
Utilities	9,531	810	10,341	8,346	778	9,124
Repairs and Maintenance	21,941	1,502	23,443	20,229	1,301	21,530
Insurance	4,309	107	4,416	4,752	108	4,860
Real Estate Expenses	61,978	4,481	66,459	58,680	4,327	63,007
Net Operating Income	$52,124	$10,327	62,451	$44,241	$10,787	55,028
Interest			19,469			17,642
Depreciation and amortization			21,313			20,528
Administration of REIT			4,335			4,079
Loss on impairment of property			735			—
Other expense (income)			2,101			(1,982)
Net Income			$14,498			$14,761

Net Income Attributed to:
Noncontrolling Interest			$8,426			$9,026
Sterling Real Estate Trust			$6,072			$5,735
Dividends per share (1)			$0.9000			$0.8625
Earnings per share			$0.4700			$0.5000
Weighted average number of common shares			12,970			11,403
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $128,910 for the nine months ended September 30, 2025 increased $10,875 or 9.2% in comparison to the same period in 2024. Residential property revenues increased $11,181 and commercial property revenues decreased $306 for the nine months ended September 30, 2025 from the prior year’s comparable period.

The following table illustrates occupancy percentages for the nine month periods indicated:

	September 30,	September 30,
	2025	2024
Residential	93.2%	92.9%
Commercial	90.0%	90.4%

Residential revenues for the nine months ended September 30, 2025 increased $11,181 or 10.9% in comparison to the same period for 2024. Residential properties acquired since September 30, 2024 contributed approximately $742 of the increase in total residential revenues. The remainder of the increase is due to continued growth in rent charges at our stabilized properties. Residential revenues comprised 88.5% of total revenues for the nine months ended September 30, 2025 compared to 87.2% of total revenues for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, total commercial revenues decreased $306 or 2.0% in comparison to the same period for 2024. The decrease is attributed to the sale of three commercial buildings in 2024. Commercial revenues comprised 11.5% of the total revenues for the nine months ended September 30, 2025 compared to 12.8% of total revenues for the nine months ended September 30, 2024.

Expenses

Residential expenses from operations of $61,978 during the nine months ended September 30, 2025 increased $3,298 or 5.6% in comparison to the same period in 2024. The increase is primarily attributed to an increase of $1,712 or 8.5%, $1,185 or 14.2%, $1,024 or 7.4% for repairs and maintenance, utilities, and property management fees, respectively as a result of acquisitions of properties in the second quarter of 2024. The increase is offset by a decrease in insurance and real estate tax expense of $443 or 9.3% and $180 or 1.6%, respectively, during the nine months ended September 30, 2025.

Commercial expenses from operations of $4,481 during the nine months ended September 30, 2025 increased $154 or 3.6% in comparison to the same period in 2024. The increase is primarily attributed to an increase of $201 or 15.4% in repairs and maintenance during the nine months ended September 30, 2025.

Interest expense of $19,469 during the nine months ended September 30, 2025 increased $1,827 or 10.4% in comparison to the same period in 2024. Interest expense related to financing activities increased by $1,278 during the nine months ended September 30, 2025 as compared to the same period in 2024 is due to acquisition of two properties in 2024 and the debt associated with those acquisitions.  Interest expense related to line of credit increased by $549 during the nine months ended  September 30, 2025 as compared to the same period in 2024 for operating needs. During the nine months ended September 30, 2025 and 2024, interest expense was 15.1% and 14.9% of total revenues, respectively.

Depreciation and amortization expense of $21,313 for the nine months ended September 30, 2025 increased $785 or 3.8% in comparison to the same period in 2024. The primary reason for the increase is attributed to additional depreciation of acquired properties. Depreciation and amortization expense as a percentage of rental income for the nine months ended September 30, 2025 and 2024 at 16.5% and 17.4%, respectively.

REIT administration expenses of $4,335 for the nine months ended September 30, 2025 increased $256 or 6.3% in comparison to the same period in 2024. The increase is due to an increase in advisor fees and income tax advisory fees of $439 and $187, respectively. This is partially offset by a decrease in a one-time development fee of $350.

Other expense of $2,101 for the nine months ended September 30, 2025, increased $4,083 or 206.0% in comparison to the same period in 2024. This is primarily due to a decrease of $3,069 in realized gain on sale of real estate investments from properties disposed of in 2024 and an increase in losses of unconsolidated affiliates of $528.

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

Construction in progress as of September 30, 2025, consists primarily of construction at residential properties located in North Dakota and Minnesota. Rosedale Estates located in Roseville, MN has two projects in process for a parking structure and a parking lot. The parking structure is budgeted for $2,591, of which $2,531 has been incurred. The parking lot has a budget of $6,031, of which $5,178 has been incurred. Remaining construction in progress projects are primarily related to parking lot replacements, rehabs, window and patio replacements, roof upgrades, new CCTV cameras, and various property upgrades on multiple residential properties.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and nine months ended September 30, 2025 and 2024, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September 30, 2025		Three months ended September 30, 2024
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$1,107	13,032	$1,694	11,512

Adjustments:
Noncontrolling Interest - Operating Partnership Units	1,622	18,904	2,641	18,679
Depreciation & Amortization from continuing operations (1)	7,254		7,102
Pro rata share of unconsolidated affiliate depreciation and amortization	2,233		1,778
Loss on impairment of real estate investments	735		—
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	—		(241)
Funds from operations applicable to common shares and limited partnership units (FFO)	$12,951	31,936	$12,974	30,191
(1)	Excludes the portion allocated to noncontrolling interest in the amount of $338 and $502 for the three months ended September 30, 2025 and 2024, respectively.

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$6,072	12,970	$5,735	11,403

Adjustments:
Noncontrolling Interest - Operating Partnership Units	8,735	18,666	9,300	18,686
Depreciation & Amortization from continuing operations (1)	20,231		19,620
Pro rata share of unconsolidated affiliate depreciation and amortization	6,741		4,974
Loss on impairment of real estate investments	735		—
Subtract:
Gain on sale of depreciable real estate	—		(3,069)
Funds from operations applicable to common shares and limited partnership units (FFO)	$42,514	31,636	$36,560	30,089
(1)	Excludes the portion allocated to noncontrolling interest in the amount of 1,082 and $908 nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Evaluation of Liquidity

We continually evaluate our liquidity and ability to fund future operations, debt obligations, and any repurchase requests. As part of our analysis, we consider, among other items, the credit quality of tenants, current lease terms, and projected expiration dates.

Our principal demands for funds are for:
(i) acquisition of real estate and real estate-related investments,
(ii) payment of acquisition-related expenses and operating expenses,
(iii) payment of dividends/distributions,
(iv) payment of principal and interest on current and any future outstanding indebtedness,
(v) redemptions of our securities under our redemption plans, and
(vi) capital improvements, development projects, and property-related expenditures.

Generally, we expect to meet cash needs for operating expenses and interest on outstanding indebtedness from cash flow from operations. We expect to pay dividends/distributions and any repurchase requests to our shareholders and the unit holders of our Operating Partnership from cash flow from operations.

As of September 30, 2025, our unrestricted cash resources consisted of cash and cash equivalents totaling $7,391. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $72,995, which could potentially be used as collateral to secure additional financing in future periods.

Credit Facilities

The Trust maintains a $4,915 variable rate (floating SOFR + 2.00%) line of credit agreement with Bremer Bank, expiring in December 2026, and a $3,500 variable rate (floating SOFR + 2.00%) line of credit agreement with Bremer Bank, also expiring in December 2026. The Trust also has a $19,800 variable rate (Prime - 1.50%) line of credit agreement with Gate City Bank. This Gate City Bank line was expanded from $14,800 to $19,800 in February 2025, and the maturity date was amended from July 2029 to July 2025 and subsequently extended to October 2025 and has now been further extended to December 2025. The Trust is currently negotiating and expects to execute a revised credit facility in December 2025 which is anticipated will increase borrowing capacity and extend the maturity to a multi-year term. If the Gate City Bank line of credit is not extended, the Trust has sufficient borrowing capacity and unencumbered assets to refinance or repay the outstanding balance. The Trust’s leverage ratio is low which provides flexibility to further encumber real estate assets if necessary.

At September 30, 2025, the lines of credit had $28,215 available and an unused balance of $18,785 under the agreements. The lines of credit are secured by specific properties. The Trust anticipates it will hold the lines of credit as cash resources to the Trust.

Strategic Use of Credit Facilities

In 2024 and 2025 the Trust increased utilization of lines of credit as a tactical response to favorable acquisition opportunities and the retirement of a $13 million mortgage on December 31, 2024. While lines of credit continue to serve as a treasury management tool, they are also used to provide flexibility for opportunistic investments and efficient cash management, consistent with our strategy and utilization of available credit.

Capital and Equity

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for the Trust.

During the nine months ended September 30, 2025, we did not sell any common shares in private placement. During the nine months ended September 30, 2025, we issued 277,000 and 87,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $8,400. During the nine months ended September 30, 2024, we sold 302,000 common shares in a private placement. During the nine months ended September 30, 2024, we issued 255,000 and 93,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $7,728.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the nine months ended

September 30, 2025, the Trust issued approximately 438,000 limited partnership units of the Operating Partnership value at $24.00 per unit of an aggregate consideration of approximately $10,518 for the purchase of real estate investments. During the nine months ended September 30, 2024, the Trust issued approximately 322,000 limited partnership units of the Operating Partnership value at $23.00 per unit of an aggregate consideration of approximately $7,396 for the purchase of real estate investments.

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

Liquidity Outlook

Cash on hand, together with cash from operations and access to the lines of credit, is expected to provide sufficient capital to meet the Company’s needs for at least the next 12 months. As appropriate, we will use cash flows from operations, net proceeds from share offerings, debt proceeds, and proceeds from the disposition of real estate investments to meet long-term liquidity demands.

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

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
Net cash flows provided by operating activities	$37,827	$34,071
Net cash flows used in investing activities	$(26,333)	$(36,164)
Net cash flows used in financing activities	$(9,098)	$(14,042)

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

Net cash provided by operating activities was $37,827 and $34,071 for the nine months ended September 30, 2025 and 2024, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $26,333 and $36,164 for the nine months ended September 30, 2025 and 2024, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the nine months ended September 30, 2025 and 2024, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was $27,207 and $41,104, respectively.  Cash outlays related to investments in unconsolidated affiliates were $(4,540) and $(6,119) for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, there were no proceeds from the maturity of securities. Proceeds from the sale of real estate investments during the nine months ended September 30, 2025 and 2024, were $0 and $9,863, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $9,098 for the nine months ended September 30, 2025. Net cash used in financing was $14,042 for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we paid $21,572 in dividends and distributions, redeemed $7,677 of shares and units, and made mortgage principal payments of $27,512. Net cash used in financing activities was $14,042 for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, we paid $20,235 in dividends and distributions, redeemed $9,768 of shares and units, received $152 from new mortgage notes payable, and made mortgage principal payments of $14,522.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2025 to September 30, 2025 totaling $11,649 or $0.9000 per share, of which $5,311 were cash dividends and $6,338 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $37,827 of cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2024 to September 30, 2024 totaling $9,873 or $0.8625 per share, of which $4,285 were cash dividends and $5,588 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $34,071 of cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Nine months ended
	September 30,
	2025	2024

	(in thousands)
Cash flows provided by operations (net income of $14,498 and $14,761, respectively)	$37,827	$34,071
Distributions in excess of earnings received from unconsolidated affiliates	970	1,706
Proceeds from sale of real estate investments and non-real estate investments	83	9,863
Dividends declared	(11,649)	(6,509)
Excess	$27,231	$39,131

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2025, the Operating Partnership declared distributions totaling $16,781 to holders of limited partnership units in our Operating Partnership, which we paid on April 15; July 15; and October 15, 2025.  Declared distributions are included in dividends payable on the balance sheet. Distributions were paid at a rate of $0.3000 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the nine months ended September 30, 2024, we declared quarterly distributions totaling $16,096 to holders of limited partnership units in our Operating Partnership, which we paid on April 15; July 15; and October 15, 2024 . Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the nine months ended September 30, 2025, we paid aggregate dividends of $11,433, of which $5,106 were paid with cash flows provided by operating activities and $6,327 were reinvested. Our FFO for the nine months ended September 30, 2025 was $42,514. Therefore, our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2024, we paid aggregate dividends of $9,745, of which $4,164 were paid with cash flows provided by operating activities and $5,579 were reinvested. Our FFO was $36,560 for the nine months ended September 30, 2024. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the nine months ended September 30, 2025, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $124,117 at September 30, 2025. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of September 30, 2025, the Trust had $124,117 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim-Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and interim-Chief Financial Officer have concluded that, as of September 30, 2025, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended September 30, 2025.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three and nine months ended September 30, 2025:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2025	27,000	13,000	$22.80	1,858,000	1,605,000	$16,857
February 1-28, 2025	21,000	50,000	$22.80	1,879,000	1,655,000	$15,242
March 1-31, 2025	2,000	—	$22.80	1,881,000	1,655,000	$15,193
Total	50,000	63,000

April 1-30, 2025	4,000	5,000	$22.80	1,885,000	1,660,000	$14,979
May 1-31, 2025	10,000	16,000	$22.80	1,895,000	1,676,000	$14,390
June 1-30, 2025	75,000	30,000	$22.80	1,970,000	1,706,000	$11,998
Total	89,000	51,000

July 1-31, 2025	2,000	17,000	$22.80	1,972,000	1,723,000	$11,583
August 1-31, 2025	28,000	18,000	$22.80	2,000,000	1,741,000	$10,531
September 1-30, 2025	10,000	9,000	$22.80	2,010,000	1,750,000	$10,096
Total	40,000	44,000

For the three months ended September 30, 2025, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended September 30, 2025, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective June 20, 2024, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $75,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of September 30, 2025, was $10,096. The redemption price for such shares and units redeemed under the plan was fixed at $22.80 per share or unit, which became effective January 1, 2025. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2025  and December 31, 2024; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025  and 2024, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 5, 2025

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Megan E. Schreiner
Megan E. Schreiner
Interim Chief Financial Officer
(Principal Financial Officer)