Form 10-K
period 2025-12-31
Sterling Real Estate Trust
filed 2026-03-11
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There is no established public market for the registrant’s shares of common stock.

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Class	Outstanding at March 11, 2026
Common Shares of Beneficial Interest, $0.01 par value per share	13,251,280

Documents Incorporated by Reference: Portions of Sterling’s Proxy Statement for its 2025 Annual Meeting of Shareholders, which Sterling intends to file with the Securities and Exchange Commission within 120 days after the end of Sterling’s fiscal year ended December 31, 2025, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K to the extent described herein. If Sterling does not file its Proxy Statement on or before 120 days after the end of its 2025 fiscal year, Sterling will file the required information in an amendment to this Annual Report on Form 10-K.

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

ITEM 1.  BUSINESS

GENERAL

Sterling Real Estate Trust (“we,” “us,” “our,” “Company,” “Trust” or “Sterling”) is a real estate investment trust (“REIT”). Sterling was registered in North Dakota as an unincorporated business trust in December 2002.  References in this Annual Report on Form 10-K to the “Company,” “Sterling,” “Trust,” “we,” “us,” or “our” include consolidated subsidiaries, unless the context indicates otherwise. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our dividends and other factors.  As of December 31, 2025, we owned directly or through our Operating Partnership, 175 properties in 12 states.

UPREIT Structure

The Trust operates as an Umbrella Partnership Real Estate Investment Trust (“UPREIT”), which is a REIT that holds all or substantially all of its assets through a partnership which the REIT controls as general partner. Therefore, the Trust conducts substantially all investment activities and holds substantially all of the Trust’s assets through the Operating Partnership Sterling Properties, LLLP. The Trust controls the Operating Partnership as the general partner and owns approximately 41.11% of the Operating Partnership as of December 31, 2025. For purposes of satisfying the asset and income tests for qualification as a REIT for tax purposes, the proportionate shares of the assets and income of the Operating Partnership are deemed to be the assets and income of the Trust.

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

Since formation, the Trust’s focus has consisted of owning and operating income-producing real estate properties. In 2006, the Trust held 23 total properties approximating $56,265 in total assets, in the Operating Partnership. Between 2007 and 2025, the Trust focused extensively on strengthening the multifamily component of the portfolio, acquiring properties directly or through UPREIT transactions. A majority of these multifamily properties are located in North Dakota. The portfolio has grown to 175 properties, approximating $979,011 in total assets, and book equity, including noncontrolling interests, of approximately $335,592 as of December 31, 2025. As of December 31, 2025, the portfolio contained approximately 12,295 apartment units and 1,159,000 square feet of leasable commercial space.

OUR PEOPLE

We do not have any employees. Instead, we rely on our external Advisor, Sterling Management LLC, to conduct our day-to-day affairs.  The Company’s employees are employees of Sterling Management LLC.

Advisor to the Trust

Sterling Management, LLC, a related party to the Trust, is a North Dakota limited liability company formed in November 2002, is the external Advisor to the Trust (the Advisor). The Advisor is responsible for managing our day-to-day affairs and for identifying, acquiring and disposing investments on our behalf.  The Advisor is 100% owned by Trustmark Enterprises, Inc., formerly known as Alloy, a North Dakota corporation (“Trustmark”).  Trustmark is owned in part by the Trust’s Chief Executive Officer and Trustee Kenneth P. Regan, by Trustee James S. Wieland, by the Trust’s President and Chief Financial Officer and Treasurer Megan E. Schreiner, by the Trust’s General Counsel and Secretary Michael P. Carlson, by the Trust’s Chief Investment Officer Luke B. Swenson, and by the Trust’s Vice President David F. Perkins.  Messrs. Regan, Carlson, Swenson, and Perkins and Mrs. Schreiner all serve as officers of the Advisor. Messrs. Regan, Wieland, Carlson, Swenson, and Perkins and Mrs. Schreiner also all serve on the Advisor’s Board of Governors. The Advisor’s employee base has seen considerable growth, both in number and expertise, since its inception.

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

Board of Trustees and Executive Officers

The Trust operates under the direction of our Board of Trustees, the members of which are accountable to both the Trust and its shareholders. The Trustees are elected annually by our shareholders.  In addition, the Board has a duty to supervise our relationship with the Advisor and evaluate the performance of and fees paid to the Advisor on an annual basis. The Advisory Agreement was approved by the Board of Trustees (including all the independent trustees) on March 20, 2025, effective April 1, 2025 until March 31, 2026. The Board of Trustees has provided investment guidance for the Advisor to follow and must approve each investment recommended by the Advisor. Currently, the Advisor has nine members on the Board, seven of whom are independent.

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

The following chart shows the relationship structure with the Advisor:

(1)	As of December 31, 2025, the Advisor was owned 100% by Trustmark Enterprises, Inc. Trustmark was owned in part by the Trust’s Chief Executive Officer and Trustee Kenneth P. Regan (35.50%), by Trustee James S. Wieland (22.00%), by the Trust’s President Megan E. Schreiner (10.20%), by the Trust’s General Counsel and Secretary Michael P. Carlson (4.10%), by the Trust’s Chief Investment Officer Luke B. Swenson (3.70%), and by the Trust’s Vice President David F. Perkins (2.50%). Messrs. Regan, Carlson, Swenson, and Perkins and Mrs. Schreiner all serve as officers of the Advisor. Messrs. Regan, Wieland, Carlson, Swenson, and Perkins and Mrs. Schreiner also all serve on the Advisor’s Board of Governors.
(2)	Sterling Management, LLC serves as Advisor to both the Trust and the Operating Partnership. The Advisor does not own any of our shares. Messrs. Regan and Wieland beneficially own approximately 2.03% and 1.54%, respectively, of our shares as of December 31, 2025.
(3)	The Trust controls the Operating Partnership as the general partner and owns approximately 41.11% of the Operating Partnership as of December 31, 2025. Messrs. Regan and Wieland beneficially owned and had voting power over approximately 20.03% and 10.10%, respectively, of the Operating Partnership as of December 31, 2025.

CORE INVESTMENT OBJECTIVES AND STRATEGY

Investment Objectives

The Trust’s primary investment objectives are to:

●	Acquire quality real estate properties or interests in real estate properties that can provide stable cash flow for distribution to our shareholders, preservation of capital and realization of long-term capital appreciation upon the sale of such properties;
●	Offer an investment option in which the value of the common shares is correlated to real estate as an asset class rather than traditional asset classes such as stocks and bonds; and
●	Provide a hedge against inflation through use of month-to-month rentals or short-term and long-term lease arrangements with rental properties tenants.

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

Each of the operating segments are directly responsible for revenue and expenses related to their operations, including direct segment general and administrative expenses. The CODM assesses the performance of each operating segment using information about operating income (loss) as the primary measure of performance but does not evaluate segments using discrete asset information. There were no material inter-segment transactions during the years ended December 31, 2025, 2024 and 2023, and the Company does not allocate depreciation and amortization, interest, administration of REIT, loss on impairment of property or other income (loss) to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

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

Compliance with these laws, rules, and regulations has not had a material adverse effect on our business, assets, or results of operations, financial condition, or ability to pay dividends. We do not believe our existing portfolio as of December 31, 2025 will require us to incur material expenditures to comply with these laws and regulations. However, we cannot assure that future laws, ordinances, or regulations will not impose any material liability, or that the current environmental condition of our properties will not be affected by the operations of tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

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

Our future success substantially depends on the active participation of our executive management team, including Kenneth Regan (Chief Executive Officer and trustee), Megan Schreiner (President and Chief Financial Officer and Treasurer), Luke Swenson (Chief Investment Officer), Michael Carlson (General Counsel and Secretary), David Perkins (Vice President), and other members of the Advisors management team. These individuals hold extensive experience in the commercial real estate industry, and have been instrumental in setting our strategic direction, operating our business, locating desirable real estate investments, arranging necessary financing, and managing our properties. Losing the services of individuals without replacing their position with someone of the same competence and experience could have a material adverse effect on our ability to successfully carry out our investment strategies and achieve our investment objectives. There can be no guarantee they will remain affiliated with us. See “Risks Related to Conflicts of Interest.”

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

The current estimated value of our common stock as of January 1, 2026, is $25.50 per share. The methodology used by our Board to determine this value was based on estimates of the value of our real estate investments, cash and other assets and debt and other liabilities as of a date certain and certain additional information. No formal valuation has been undertaken by us. Our valuation process involves a number of estimates, assumptions and subjective judgments that may not be accurate and complete. Further, different parties using different assumptions and estimates could derive a different estimated value per share, which could be significantly different from our estimated value per share. The estimated value per share may not represent current market values or fair values as determined in accordance with U.S. generally accepted accounting principles. A shareholder should not rely on the estimated value per share as being an accurate or precise measure of the then-current value of the shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to reinvest dividends by participating in the dividend reinvestment plan and whether to request redemption pursuant to our share redemption program.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

With oversight from the Board of Trustees, the Advisor is responsible for managing all cyber risks and overseeing our security programs. Cybersecurity risk management has been delegated to the Advisor’s executive officers, with day-to-day management carried out by the Advisor’s Chief of Staff, Jamie Bucholz. Annually, management reviews and prepares a memorandum for the Audit and Disclosure Committee in regards to management’s cybersecurity risk management plan.

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

The majority of our real estate investments are managed by a third party. Property management firms usually receive between 2% and 5% of gross rent collection for their services. Substantially all of our commercial revenues consist of base rents received under leases having terms ranging from month-to-month to over 25 years. Additionally, commercial revenue may also include the reimbursement of operating costs such as common area maintenance expenses, utilities, insurance and real estate taxes. More than half of our existing commercial property leases as of December 31, 2025 contain “step up” rental clauses providing for annual increases in the base rental payments of approximately 1.0% to 3.0% each year during the term of the lease.

Properties

As of December 31, 2025, we owned 175 properties located in 12 states, containing approximately 12,295 apartment units and 1,159,000 square feet of leasable commercial space. The residential and commercial portfolio of properties includes a diversified mixture of multifamily, single, and multi-tenant retail and office buildings as well as industrial and medical facility properties. The majority of the properties are located in the largest cities in the states of North Dakota and Minnesota.

As of December 31, 2025, approximately 83.9% (based on cost) of the properties were apartment communities. Most multifamily dwelling properties are leased to a variety of tenants under short-term leases of less than a year.

As of December 31, 2025, approximately 16.1% (based on cost) of the properties were comprised of industrial, office, retail and medical commercial properties. Most commercial properties are leased to a variety of tenants under long-term leases.

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

The below table sets forth certain information regarding each of our properties owned, including unconsolidated affiliates, as of December 31, 2025 (in thousands, except units or leasable sq. ft.).

			# of		Physical
			Units or		Occupancy
		Year	Leasable	Total	at December
Property	Location	Acquired	Sq. Ft	Investment	31, 2025
Amberwood	Grand Forks, ND	2016	96	3,319	100.00%
Arbor	Bismarck, ND	2013	12	510	100.00%
Arbor II	Bismarck, ND	2013	12	489	100.00%
Arbor III	Bismarck, ND	2013	12	543	75.00%
Ashbury	Fargo, ND	2013 & 2016	61	3,545	91.80%
Auburn II	Fargo, ND	2007	24	688	95.83%
Autumn Ridge	Grand Forks, ND	2004	144	5,700	97.92%
Barrett Arms	Crookston, MN	2014	24	885	100.00%
Bayview	Fargo, ND	2007	100	3,967	93.00%
Bell Plaza* (FKA Northland Plaza)	Bloomington, MN	2015	299,671	31,851	83.55%
Belmont	Bismarck, ND	2020	26	1,389	92.31%
Berkshire	Fargo, ND	2008	12	382	100.00%
Betty Ann	Fargo, ND	2009	24	780	87.50%
Biolife Plasma Center	Bismarck, ND	2008	11,737	1,557	100.00%
Biolife Plasma Center	Janesville, WI	2008	12,225	1,271	100.00%
Biolife Plasma Center	Mankato, MN	2008	12,965	2,402	100.00%
Biolife Plasma Center	Marquette, MI	2008	11,737	1,749	100.00%
Biolife Plasma Center	Onalaska, WI	2008	12,180	1,347	100.00%
Biolife Plasma Center	Oshkosh, WI	2008	12,191	1,230	100.00%
Biolife Plasma Center	Sheboygan, WI	2008	12,965	1,584	100.00%
Biolife Plasma Center	Stevens Point, WI	2008	13,190	1,320	100.00%
Birchwood I	Fargo, ND	2017	18	480	100.00%
Birchwood II	Fargo, ND	2017	48	2,607	92.59%
Bluemont Lakes Financial Center	Fargo, ND	2004	31,307	3,257	88.51%
Bradbury	Bismarck, ND	2018	96	5,242	95.83%
Briar Pointe	Fargo, ND	2021	30	1,758	96.67%
Bridgeport	Fargo, ND	2016	120	7,007	95.83%
Bristol Park	Grand Forks, ND	2016	80	4,742	96.25%
Brookfield	Fargo, ND	2008	72	1,634	98.61%
Brownstone	Fargo, ND	2021	72	4,312	97.22%
Cambridge (FKA 44th Street)	Fargo, ND	2013	42	1,796	88.10%
Candlelight	Fargo, ND	2012	66	1,838	92.42%
Carling Manor	Grand Forks, ND	2008	12	535	100.00%
Carlton Place	Fargo, ND	2008	213	6,043	92.02%
Carr	Fargo, ND	2017	18	698	88.89%
Cedars 4	Fargo, ND	2018	18	1,094	77.78%
Chandler 1802	Grand Forks, ND	2014	24	1,009	91.67%
Chandler 1834	Grand Forks, ND	2018	12	616	100.00%
Chandler 1866	Grand Forks, ND	2005	12	232	100.00%
Chandler 1898	Grand Forks, ND	2022	12	570	91.67%
Cherry Creek (FKA Village)	Grand Forks, ND	2008	35	2,038	68.57%
Cobalt	Fort Worth, TX	2022	270	49,807	88.20%
Columbia West	Grand Forks, ND	2008	70	2,676	95.71%

Country Club	Fargo, ND	2011	40	1,241	95.00%
Countryside	Fargo, ND	2011	24	824	91.67%
Dairy Queen	Dickinson, ND	2012	2,811	757	100.00%
Dairy Queen	Moorhead, MN	2011	2,712	757	100.00%
Dakota Manor	Fargo, ND	2014	54	2,437	92.59%
Danbury	Fargo, ND	2007	134	5,060	97.01%
Deer Park	Hutchinson, MN	2022	138	13,315	94.93%
Dellwood Estates	Anoka, MN	2013	132	8,777	96.21%
Desoto Estates	Grand Forks, ND	2022	68	5,422	94.12%
Desoto Townhomes	Grand Forks, ND	2022	24	2,994	95.83%
Diamond Bend	Mandan, ND	2022	78	9,722	92.31%
Eagle Run	West Fargo, ND	2010	144	4,741	94.44%
Eagle Sky I	Bismarck, ND	2016	20	1,274	95.00%
Eagle Sky II	Bismarck, ND	2016	20	1,376	85.00%
East Bridge	Fargo, ND	2017	58	5,287	96.55%
Eastbrook	Bismarck, ND	2020	24	1,313	91.67%
Echo Manor	Hutchinson, MN	2014	30	836	90.00%
Eide Bailly Building***	Fargo, ND	2007	74,646	7,995	100.00%
Emerald Court	Fargo, ND	2008	24	754	93.33%
Emory North Liberty Joint Venture ***	North Liberty, IA	2025	192	48,227	76.04%
Evergreen Terrace	Omaha, NE	2020	144	8,631	81.94%
Fairview	Bismarck, ND	2008	84	3,567	92.86%
Falcon Apartments	North Branch, MN	2025	144	24,530	97.20%
Flagstone	Fargo, ND	2021	121	7,168	94.21%
Flickertail	Fargo, ND	2008	180	5,711	95.00%
Forest Avenue	Fargo, ND	2013	20	565	75.00%
Four Points Office Building	Fargo, ND	2007	12,681	849	100.00%
Foxtail Creek Townhomes	Fargo, ND	2020	30	1,325	96.67%
Galleria III	Fargo, ND	2010	18	849	94.44%
Garden Grove	Bismarck, ND	2016	95	5,391	96.84%
Georgetown	Fridley, MN	2014	468	31,590	90.17%
Glen Pond	Eagan, MN	2011	528	33,743	94.02%
Goldmark Office Park	Fargo, ND	2007	127,238	15,581	100.00%
Grand Forks Marketplace**	Grand Forks, ND	2003	182,522	18,718	100.00%
Granger Court	Fargo, ND	2013	59	3,699	94.75%
Great American Insurance Building	Fargo, ND	2005	14,796	1,381	100.00%
Guardian Building Products	Fargo, ND	2012	100,600	2,530	100.00%
Hannifin	Bismarck, ND	2013	14	612	92.86%
Harrison Richfield	Grand Forks, ND	2007	140	5,116	99.29%
Hartford	Fargo, ND	2018	30	1,298	93.33%
Hawn	Fargo, ND	2020	48	2,755	93.75%
Highland Meadows	Bismarck, ND	2011	144	8,805	94.44%
Hunter’s Run I	Fargo, ND	2007	12	277	91.67%
Hunter’s Run II	Fargo, ND	2008	12	310	83.33%
Huntington	Fargo, ND	2015	10	405	90.00%
Islander	Fargo, ND	2011	24	985	91.67%
Kennedy	Fargo, ND	2013	12	600	66.67%
Lexington Lofts ****	Forest Lake, MN	2024	355	67,100	93.99%
Library Lane	Grand Forks, ND	2007	60	1,858	96.67%

Madison (FKA Columbine)	Grand Forks, ND	2015	12	605	91.67%
Maple Ridge	Omaha, NE	2008	174	7,209	94.25%
Maplewood	Maplewood, MN	2014	240	14,527	91.25%
Maplewood Bend	Fargo, ND	2009 and 2010	183	5,013	94.54%
Martha Alice	Fargo, ND	2009	24	695	95.83%
Mayfair (FKA Colony Manor)	Grand Forks, ND	2008	24	1,018	95.83%
Midtown Plaza	Minot, ND	2004	17,808	673	68.12%
Monticello	Fargo, ND	2013	18	717	88.89%
Montreal Courts	Little Canada, MN	2013	444	23,198	93.69%
Morningside	Fargo, ND	2018	17	760	88.24%
Newgate	Bismarck, ND	2022	46	2,301	95.65%
Oak Court	Fargo, ND	2008	81	2,173	91.36%
Oakview Townhomes (FKA Arrowhead)	Grand Forks, ND	2017	82	5,310	97.56%
Oxford	Fargo, ND	2021	145	9,897	96.55%
Pacific Park I	Fargo, ND	2013	30	763	80.00%
Pacific Park II	Fargo, ND	2013	39	876	94.87%
Pacific South	Fargo, ND	2013	15	476	66.67%
Park Circle	Fargo, ND	2017	18	780	88.89%
Parkview Arms	Bismarck, ND	2015	62	3,594	95.16%
Parkway Office (FKA Echelon Building)	Fargo, ND	2006	16,937	1,153	-%
Parkwest Gardens	West Fargo, ND	2014	144	6,432	90.28%
Parkwood	Fargo, ND	2008	40	984	90.00%
Pebble Creek	Bismarck, ND	2008	70	1,591	98.57%
Pinehurst	Fargo, ND	2021	210	14,214	94.76%
Plumtree	Fargo, ND	2017	18	750	83.33%
Prairiewood Court I & II	Fargo, ND	2006 and 2007	60	1,515	88.33%
Prairiewood Meadows	Fargo, ND	2012	88	5,946	94.32%
Quail Creek	Springfield, MO	2015	164	8,410	93.13%
Robinwood	Coon Rapids, MN	2014	120	6,450	94.17%
Rosedale Estates	Roseville, MN	2014	360	31,135	95.83%
Rosegate	Fargo, ND	2008	90	2,600	96.67%
Rosser	Bismarck, ND	2020	24	1,322	83.33%
Roughrider	Grand Forks, ND	2016	12	587	91.67%
Saddlebrook	West Fargo, ND	2008	60	1,170	93.33%
Sage Park (FKA Brighton Village)	New Brighton, MN	2014	240	13,830	95.83%
Sargent	Fargo, ND	2017	36	1,442	88.89%
Schrock	Fargo, ND	2013	18	562	100.00%
SE Brooklyn Park, LLLC *****	Brooklyn Park, MN	2022	146	25,719	96.60%
SE Maple Grove, LLC****	Maple Grove, MN	2021	161	25,303	95.00%
SE Rogers, LLC ****	Rogers, MN	2022	165	26,646	95.80%
SE Rosemount, LLC *****	Rosemount, MN	2025	-	13,038	-%
SE Savage, LLC****	Savage, MN	2021	190	27,595	94.20%
Sheridan Pointe	Fargo, ND	2013	48	2,176	95.83%
Sierra Ridge	Bismarck, ND	2006 and 2011	136	6,948	96.32%
Somerset	Fargo, ND	2008	75	2,618	92.00%
Southgate	Fargo, ND	2007	162	3,966	95.68%
Southview III	Grand Forks, ND	2011	18	521	91.67%
Southview Village	Fargo, ND	2007	72	2,355	91.67%
Spring	Fargo, ND	2013	25	721	92.00%

ST Fossil Creek *	Fort Worth, TX	2023	228	44,618	88.00%
ST Oak Cliff *	Fort Worth, TX	2022	318	43,940	92.80%
Stanford Court	Grand Forks, ND	2013	96	3,756	98.86%
Sterling Pointe	Grand Forks, ND	2025	196	21,209	92.89%
Stonefield	Bismarck, ND	2014	192	11,031	98.72%
Stony Brook	Omaha, NE	2009	148	11,159	89.19%
Summerfield	Fargo, ND	2015	18	689	83.33%
Summit Point	Fargo, ND	2015	87	5,140	91.95%
Sunchase	Fargo, ND	2017	36	1,576	94.44%
Sunset Ridge	Bismarck, ND	2008 and 2010	178	7,591	97.75%
Sunview	Grand Forks, ND	2008	36	1,297	100.00%
Sunwood Estates	Fargo, ND	2007	80	2,850	95.00%
Thunder Creek	Fargo, ND	2018	57	4,618	94.74%
Titan Machinery	Bismarck, ND	2015	22,293	1,993	100.00%
Titan Machinery	Dickinson, ND	2012	17,760	1,471	100.00%
Titan Machinery	Fargo, ND	2012	29,800	2,598	100.00%
Titan Machinery	Marshall, MN	2011	67,600	2,730	100.00%
Titan Machinery	Minot, ND	2012	23,690	1,717	100.00%
Titan Machinery	North Platte, NE	2016	18,910	1,275	100.00%
Titan Machinery	Sioux City, IA	2013	36,332	2,030	100.00%
Trustmark	Fargo, ND	2020	43,253	11,129	100.00%
Twin Oaks	Hutchinson, MN	2014	80	3,267	92.50%
Twin Parks	Fargo, ND	2008	66	1,555	89.39%
Urban Plains	Fargo, ND	2024	415	41,757	95.18%
Valley Homes Duplexes	Grand Forks, ND	2015	24	1,969	95.83%
Valley View	Golden Valley, MN	2014	72	5,970	94.44%
Village Park	Fargo, ND	2008	60	1,979	93.33%
Village West	Fargo, ND	2008	80	1,950	83.75%
Walgreens	Alexandria, LA	2009	14,560	2,871	100.00%
Walgreens	Batesville, AR	2009	14,820	4,235	100.00%
Walgreens	Denver, CO	2011	17,228	3,847	100.00%
Walgreens	Fayetteville, AR	2009	13,650	3,369	100.00%
Walgreens	Laurel, MS	2010	14,820	3,108	100.00%
Washington	Grand Forks, ND	2016	16	648	93.75%
Wells Fargo Building	Duluth, MN	2007	98,068	2,964	62.94%
West Oak	Fargo, ND	2017	18	733	100.00%
Westcourt	Fargo, ND	2014	64	2,949	93.75%
Westwood Estates	Fargo, ND	2008	200	5,733	94.50%
Willow Park	Fargo, ND	2008	102	4,203	94.12%
Wolf Creek	Fargo, ND	2020	54	4,693	88.89%
Woodland Pines (FKA Fredericksburg)	Omaha, NE	2018	173	12,289	89.60%

* 70.00% ownership interest
** 66.67% ownership interest
*** 50.00% ownership interest
**** 60% ownership interest
***** 75.00% ownership interest

Geography

Of our 175 properties, 135 are located in North Dakota, with 84 being located in the greater Fargo, North Dakota and Moorhead, Minnesota metropolitan statistical area. The North Dakota region generated approximately 53.0% of our rental revenue for the year ended December 31, 2025.

The following table presents the total real estate investment amount by state and annual rental revenue by state, as of the year ended December 31, 2025 (in thousands):

	Real Estate		Rental
State	Investment	%	Revenue	%
North Dakota	$587,214	50.7%	$92,437	53.0%
Minnesota	409,427	35.3%	62,097	35.6%
Other	162,698	14.0%	19,816	11.4%
	$1,159,339	100.0%	$174,350	100.0%

Economy

The North Dakota workforce is concentrated in agricultural, energy, information technology, aerospace sciences and medical sciences. According to the U.S. Census Bureau, the 2025 estimated combined population of the Fargo, West Fargo and Moorhead metro area was 223,038 people.

The following chart depicts the difference in unemployment rates between North Dakota and the national average for 2025:

	Jan	Feb	Mar	Apr	May	Jun	Jul	Aug	Sep	Oct	Nov	Dec
National (1)	4.0%	4.2%	4.2%	4.2%	4.3%	4.1%	4.3%	4.3%	4.4%	4.4%	4.5%	4.4%
North Dakota (1)	2.6%	2.6%	2.6%	2.6%	2.5%	2.5%	2.5%	2.5%	2.6%	2.6%	2.6%	2.6%
(1)	Seasonally adjusted

Source: Bureau of Labor Statistics

Acquisitions and Dispositions

We had two acquisitions, entered into one transaction with a consolidated affiliate, and had four dispositions of property during the year ended December 31, 2025. We had two acquisitions, entered into one transaction with an unconsolidated affiliate, and had nine dispositions of property during the year ended December 31, 2024. We had no acquisitions and two dispositions of property during the year ended December 31, 2023.

Capitalization rates are a key decision-making item used by the Board. In making acquisitions, the Board currently targets capitalization rates from 6.0% to 9.0% on trailing 12 month net operating income, depending on the amount of risk involved. For those properties with greater risk, the Board targets higher capitalization rates (9.0% or greater). For those properties exhibiting less risk, a lower capitalization risk is acceptable. For potential acquisitions, the Board also requires an adequate spread between the financing on the property and the capitalization rate. Capitalization rates for acquisitions are calculated using projected net operating income divided by the investment. Net operating income is calculated by taking GAAP net income and adding back depreciation, amortization, and interest expense. Capitalization rates for dispositions are calculated in the same way with the exception of using historical, rather than projected, net operating income. While capitalization rates have shown some improvement, market pricing remains resilient due to the significant amount of capital seeking deployment in a lower-volume transaction environment. This imbalance continues to create stickiness in cap rates despite broader market shifts.

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

Tenants

Our tenants are varied and consist of individuals and national, regional, and local businesses. Our commercial properties generally attract a mix of tenants. In each of 2025, 2024 and 2023, no single tenant represented more than 10% of our revenues. We have investments in several types of real estate, including multifamily, retail, office, industrial, and medical. Within our office, retail, and industrial properties, we have over 100 tenants who operate in various industries, including restaurants, pharmacy, medical, financing, banking, insurance, professional services, technology, wholesale and direct retail.

Lease Expirations

The vast majority of residential leases are for one-year periods. The following table lists a summary, as of December 31, 2025, of lease expirations on non-residential properties scheduled to occur during each of the ten calendar years from 2025 to 2035 and thereafter, assuming that tenants exercise no renewal options or early termination rights.  Base rents do not include CAM (common area maintenance).

The table is based on leases on December 31, 2025 for our non-residential properties including our unconsolidated affiliates (in thousands, except leasable area data).

	# of Leases	Gross	% of Gross	Expiring		% of Total
Lease Expiration Year	Expiring	Leasable Area	Leasable Area	Base Rent		Base Rent
Month-to-Month	2	8,743	0.84%		$—	0.00%
2026	11	146,615	14.04%		1,160,806	9.11%
2027	16	86,983	8.33%		656,835	5.16%
2028	10	76,175	7.30%		690,673	5.42%
2029	13	122,691	11.75%		1,211,943	9.51%
2030	15	155,467	14.89%		4,685,740	36.79%
2031	2	94,907	9.09%		20,623	0.16%
2032	6	253,641	24.29%		3,512,823	27.58%
2033	3	25,365	2.42%		423,307	3.33%
2034	2	32,048	3.07%		343,733	2.70%
2035	1	2,901	0.28%		31,038	0.24%
Thereafter	4	38,600	3.70%		—	0.00%
Total	85	1,044,136	100.00%		$12,737,521	100.00%

Mortgage Notes Secured by the Properties

On December 31, 2025, we had $565,534 in mortgage notes payable with respect to our properties. Principal payments on these notes are payable as follows (in thousands):

Years ending December 31,	Amount
2026	$83,757
2027	79,586
2028	47,474
2029	91,801
2030	82,076
Thereafter	180,840
$565,534

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

Shareholders and Unit Holders

As of March 11, 2026, we had 13,251,280, common shares of beneficial interests outstanding, held by a total of 1,237 common shareholders and no outstanding options or warrants to purchase our common shares.

In addition, as of March 11, 2026, there were approximately 19,031,031 limited partnership units of our Operating Partnership outstanding held by approximately 526 limited partners. Pursuant to the exchange rights under the LLLP Agreement of the Operating Partnership, we have the option, upon redemption requests by the holders of the limited partnership units, to acquire the limited partnership units by paying the holders with our common shares of beneficial interest in lieu of delivering cash. The numbers of common shareholders and limited partners is based on the Company’s records. There is no public trading market for our common shares or the limited partnership units of our Operating Partnership.

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

	Dividends Per		Reinvested
2025 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.300000	$1,862	2,079	$3,941	(a)
September 30	$0.300000	1,828	2,077	3,905
June 30	$0.300000	1,747	2,131	3,878
March 31	$0.300000	1,736	2,131	3,867
		$7,173	$8,418	$15,591

	Dividends Per		Reinvested
2024 Quarter Ended	Common Share	Cash	via DRP	Total Dividends
December 31	$0.287500	$1,622	$2,066	$3,688	(a)
September 30	$0.287500	1,458	1,906	3,364
June 30	$0.287500	1,407	1,844	3,251
March 31	$0.287500	1,419	1,838	3,257
		$5,906	$7,654	$13,560

(a)	Fourth quarter dividends paid on January 15th of the following year, for the year ended December 31, 2025. Fourth Quarter dividends were paid on January 15th of the following year, for the year ended December 31, 2024.

The Trust expects that future dividends will be maintained at least at the present rate, unless there are changes in our results of operations, our general financial condition, general economic conditions, or the Board determines other action prudent.

Sale of Securities

During the year ended December 31, 2025, the Trust issued approximately 438,000 limited partnership units of the Operating Partnership valued at $24.00 per unit for an aggregate consideration of $10,518, for the purchase of real estate investments. At the sole and absolute discretion of the Operating Partnership, and so long as our redemption plans exist, and applicable holding periods are met, limited partners may request the Operating Partnership to redeem their limited partnership units for common shares in lieu of cash for the redemption on a basis of one limited partnership unit for one Sterling common share. The units were sold to accredited investors unaffiliated with the Operating Partnership in private placement transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of such Act.

Other Sales

During each of the years ended December 31, 2025, 2024 and 2023, there were no common shares of the Trust issued in exchange for limited partnership units of the Operating Partnership.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the year ended December 31, 2025.

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2025	27,000	13,000	$22.80	1,858,000	1,605,000	$16,857
February 1-28, 2025	21,000	50,000	$22.80	1,879,000	1,655,000	$15,242
March 1-31, 2025	2,000	—	$22.80	1,881,000	1,655,000	$15,193
Total	50,000	63,000

April 1-30, 2025	4,000	5,000	$22.80	1,885,000	1,660,000	$14,979
May 1-31, 2025	10,000	16,000	$22.80	1,895,000	1,676,000	$14,390
June 1-30, 2025	75,000	30,000	$22.80	1,970,000	1,706,000	$11,998
Total	89,000	51,000

July 1-31, 2025	2,000	17,000	$22.80	1,972,000	1,723,000	$11,583
August 1-31, 2025	28,000	18,000	$22.80	2,000,000	1,741,000	$10,531
September 1-30, 2025	10,000	9,000	$22.80	2,010,000	1,750,000	$10,096
Total	40,000	44,000

October 1-31, 2025	4,000	18,000	$22.80	2,014,000	1,768,000	$9,601
November 1-30, 2025	15,000	48,000	$22.80	2,029,000	1,816,000	$8,166
December 1-31, 2025	—	3,000	$22.80	2,029,000	1,819,000	$8,094
Total	19,000	69,000

For the year ended December 31, 2025, the Trust redeemed all shares or units for which we received redemption requests.  In addition, for the year ended December 31, 2025, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective June 20, 2024, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $75,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of December 31, 2025, was $8,094. The redemption price for such shares and units redeemed under the plan was fixed at $22.80 per share or unit, which became effective January 1, 2025. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") within this section is focused on the years ended December 31, 2025 and 2024, including year-to-year comparisons between these years. Our MD&A for the year ended December 31, 2024, including year-to-year comparisons between 2024 and 2023, can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 175 properties containing 12,295 apartment units and approximately 1,159,000 square feet of leasable commercial space as of December 31, 2025. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $902,388, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on evaluation, there was one impairment loss of $735 recorded during the year ended December 31, 2025. There was no impairment loss during the year ended December 31, 2024. There was one impairment loss of $2,603 recorded during the year ended December 31, 2023.

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

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the year ended December 31, 2025 included elsewhere in this report.

Principal Business Activity

The Operating Partnership currently directly owns 175 properties. Of these, 141 residential properties located in North Dakota, Minnesota, Missouri, Nebraska and Texas and are principally multifamily apartment buildings. The remaining 34 are commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, and medical properties.  The Trust’s mix of properties is 83.9% residential and 16.1% commercial (based on cost) with a total carrying value of $902,388 at December 31, 2025. The Trust has one property held for sale at December 31, 2025 with a carrying value of $2,730.  The Trust has no properties held for sale at December 31, 2024.  Currently our focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

The following table represents the number of properties the Trust owns in each state as of December 31, 2025:

Residential Property	Location	No. of Properties	Units
	North Dakota	119	7,695
	Minnesota	16	3,527
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		141	12,295

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	16	473,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	36,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	5	481,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		34	1,159,000

Management Highlights

●	Increased revenues from rental operations by $15,044 or 9.4% for the year ended December 31, 2025, compared to the year ended December 31, 2024.
●	Two multifamily properties were acquired during the year ended December 31, 2025.
●	One consolidated affiliate transaction was entered into during the year ended December 31, 2025.
●	Disposed of one residential and three commercial properties during the year ended December 31, 2025.
●	Declared dividends aggregating $1.2000 per common share for the year ended December 31, 2025.

Results of Operations for the Years Year Ended December 31, 2025 and 2024

	Year ended December 31, 2025			Year ended December 31, 2024
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Real Estate Revenues	$153,247	$21,103	$174,350	$139,230	$20,076	$159,306
Real Estate Expenses
Real Estate Taxes	14,574	1,840	16,414	14,590	1,834	16,424
Property Management	19,888	932	20,820	18,759	901	19,660
Utilities	12,636	1,046	13,682	11,525	1,015	12,540
Repairs and Maintenance	30,383	1,938	32,321	27,505	1,746	29,251
Insurance	5,728	142	5,870	6,401	142	6,543
Real Estate Expenses	83,209	5,898	89,107	78,780	5,638	84,418
Net Operating Income	$70,038	$15,205	85,243	$60,450	$14,438	74,888
Interest			26,858			24,463
Depreciation and amortization			28,401			27,488
Administration of REIT			5,843			5,446
Loss on impairment of property			735			—
Other expense (income)			(9,985)			(852)
Net Income			$33,391			$18,343

Net Income Attributed to:
Noncontrolling Interest			$19,512			$11,088
Sterling Real Estate Trust			$13,879			$7,255
Dividends per share (1)			$1.2000			$1.1500
Earnings per share			$1.0700			$0.6200
Weighted average number of common shares			13,012			11,648

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues totaled approximately $174,350 for the year ended December 31, 2025, which constituted an increase of approximately $15,044 or 9.4% compared to the same period in 2024. Residential property revenues increased approximately $14,017 or 10.1% and commercial property revenues increased approximately $1,027.

The following table illustrates the occupancy percentage for the periods ended indicated:

	December 31,	December 31,
	2025	2024
Residential	93.0%	92.5%
Commercial	90.4%	90.1%

Residential revenues for the year ended December 31, 2025, increased $14,017 or 10.1%, in comparison to the same period in 2024. Residential properties acquired during the year ended December 31, 2025, contributed approximately $1,599 to the increase in total residential revenues. The remaining increase is due to decreased vacancies caused by increased renewals and general market rent increases at our stabilized properties. Residential revenues comprised 87.9% of total revenues for the year ended December 31, 2025, compared to 87.4% of total revenues for the year ended December 31, 2024. Residential economic occupancy year-over-year increased 0.5% to 93.0%, during the year ended December 31, 2025.

For the year ended December 31, 2025, total commercial revenues increased $1,027 or 5.1%, in comparison to the same period in 2024. The increase was primarily attributed to the scheduled rent escalation and a slight increase in occupancy during the year ended December 31, 2025.

Expenses

Residential expenses from operations of $83,209 during the year ended December 31, 2025 increased $4,429 or 5.6% in comparison to the same period in 2024. The increase is attributed to an increase in repairs and maintenance of $2,878 or 10.5%, property management fees of $1,129 or 6.0%, and utilities of $1,111 or 9.6%. These increases are partially offset by a decrease of $673 or 10.5% in insurance.

Commercial expenses from operations of $5,898 during the year ended December 31, 2025 increased $260 or 4.6% in comparison to the same period in 2024. The increase is attributed to an increase in repairs and maintenance of $192 or 14.3%, utilities of $31 or 3.1% and property management of $31 or 3.4%.

Interest expense of $26,858 during the year ended December 31, 2025 increased $2,395 or 9.8% in comparison to the same period in 2024. The increase is attributed to a general increase in debt compared to the prior year and higher interest rates.

Depreciation and amortization expense of $28,401 during the year ended December 31, 2025 increased $913 or 3.3% in comparison to the same period in 2024. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of new properties, of which a portion of the purchase price is allocated to intangibles.

REIT administration expenses of $5,843 for the year ended December 31, 2025, increased $397 or 7.3% in comparison to the same period in 2024. The increase is attributed to an increase in REIT advisory fees paid of $575 and licensing and taxes of $187. These increases were offset by a decrease in development fees of $350.

Other income of $9,985 for the year ended December 31, 2025 increased $9,133 in comparison to the same period in 2024. The increase is attributed to the recognition of gain on sale of properties in 2025.

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

Construction in progress as of December 31, 2025, consists primarily of construction at several residential properties located in North Dakota and Minnesota. The Rosedale Estates has a project for a parking structure and parking lot which represents approximately $7,136 of construction in progress. Stony Brook has an exterior project consisting of siding, windows and gutters and represents approximately $3,541 of construction in progress. Both projects are expected to be complete in 2026. Remaining construction in progress projects are primarily related to building and roof system, roof replacements on multiple residential properties, residential exterior window systems, and new deck systems on multiple residential properties.

The Trust has one on-going development through a joint venture with a consolidated affiliate.

SE Rosemount, LLC, currently being developed in Rosemount, MN is expected to be completed in the first quarter of 2028. The current project budget approximates $64,200, of which $6,124 has been incurred as of December 31, 2025.

The Trust has one on-going development through a joint venture with an unconsolidated affiliate.

Emory North Liberty, currently being developed in North Liberty, IA. As of December 31, 2025, phase II of the project is underway. Phase II consists of five buildings containing 204 apartment units and is on schedule to be fully complete in Q1 2027.

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

The following tables include calculations of FFO, and the reconciliations from net income, for the years ended December 31, 2025, 2024 and 2023, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Year ended December 31, 2025		Year ended December 31, 2024		Year ended December 31, 2023
		Weighted Avg		Weighted Avg		Weighted Avg
		Shares and		Shares and		Shares and
	Amount	Units	Amount	Units	Amount	Units

	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$13,879	13,012	$7,255	11,648	$2,893	11,104

Adjustments:
Noncontrolling Interest - Operating Partnership Units	19,953	18,710	11,531	18,670	4,848	18,619
Depreciation & Amortization from continuing operations (1)	26,978		26,075		24,396
Pro rata share of unconsolidated affiliate depreciation and amortization	8,974		7,491		5,960
Loss on impairment of real estate investments	735		—		2,603
Subtract:
Gain on sale of depreciable real estate	(12,159)		(3,069)		(2,597)
Funds from operations applicable to common shares and limited partnership units (FFO)	$58,360	31,722	$49,283	30,318	$38,103	29,723

(1)	Excludes the portion allocated to noncontrolling interest in the amount of $1,423, $1,413, and $608 the years ended December 31, 2025, 2024 and 2023, respectively.

Liquidity and Capital Resources

Evaluation of Liquidity

We continually evaluate our liquidity and ability to fund future operations, debt obligations, and any repurchase requests. As part of our analysis, we consider among other items, the credit quality of tenants current lease terms and projected expiration dates.

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

At December 31, 2025, our unrestricted cash resources consisted of cash and cash equivalents totaling $7,764. Our unrestricted cash reserves can be used for working capital needs and other commitments. The  In addition, we had unencumbered properties with a gross book value of $68,094, which could potentially be used as collateral to secure additional financing in future periods.

Credit Facilities

The Trust maintains a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank (formerly Bremer Bank), which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank, which expires in December 2026. As of December 31, 2025, there was no outstanding balance on the credit facilities maturing in 2026

In November 2025, we extended our variable rate (Prime minus 1.50%) line of credit agreement with Gate City Bank, which will now expire in November 2028. Under the extension, we also increased the size of the credit facility from $19,800 to $20,000. In November 2025, the Trust also entered into a new $20,000 variable rate (Prime minus 0.75%) line of credit agreement with Gate City Bank, which expires in November 2028. The lines of credit are secured by specific properties. We expect to use the Gate City Bank credit facilities periodically for operating needs and to help facilitate real estate acquisitions.

We also expect the sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares to be a source of long-term capital for us.

At December 31, 2025, the lines of credit had $48,415 available and an unused balance of $32,015 under the agreements. The Trust anticipates it will hold the lines of credit as cash resources to the Trust.

Strategic Use of Credit Facilities

In 2024 and 2025 the Trust increased utilization of lines of credit as a tactical response to favorable acquisition opportunities. While lines of credit continue to service as a treasury management tool, they are also used to provide flexibility for opportunistic investments and efficient cash management, consistent with our strategy and utilization of available credit.

Capital and Equity

During the year ended December 31, 2025, we did not sell any common shares in private placements. During the year ended December 31, 2024 we sold 1,356,000 common shares, which raised gross proceeds of $31,186 in private placements. During the year ended December 31, 2025, we issued 368,000 and 126,000 common shares under the dividend reinvestment plan and optional share purchases, respectively which raised gross proceeds of $11,420. During the year ended December 31, 2024, we did not sell any common shares in private placements. During the year ended December 31, 2024, we issued 343,000 and 121,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively which raised gross proceeds of $10,267.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the year ended December 31, 2025, the Operating Partnership issued approximately 321,000 limited partnership units of the Operating Partnership valued at $24.00 per unit for an aggregate consideration of approximately $10,518 for the purchase of real estate investments. During the year ended December 31, 2024, the Operating Partnership issued approximately 321,000 limited partnership units of the Operating Partnership valued at $23.00 per unit for an aggregate consideration of approximately $7,396 for the purchase of real estate investments.

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

	Year Ended
	December 31,
	2025	2024

	(in thousands)
Net cash flows provided by operating activities	$54,831	$46,559
Net cash flows used in investing activities	$(50,816)	$(40,841)
Net cash flows used in financing activities	$(1,364)	$(27,854)

Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which is reduced by interest payments, direct lease costs and property-level operating expenses. Property-level operating expenses consist primarily of property management fees including salaries and wages of property management personnel, utilities, cleaning, repairs, insurance, security and building maintenance cost, and real estate taxes. Additionally, we incur general and administrative expenses, advisory fees, acquisition and disposition expenses and financing fees.  As of the year ended December 31, 2025 and 2024, salaries and wages of property management personnel with a related party was $10,041 and $9,971, respectively.

Net cash provided by operating activities was $54,831 and $46,559 for the years ended December 31, 2025 and 2024, respectively, which consists primarily of net income from property operations, adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets.

Net cash used in investing activities was ($50,816) and ($40,841) for the years ended the year ended December 31, 2025 and 2024, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the years ended December 31, 2025 and 2024, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures was ($50,269) and ($46,955), respectively. Proceeds received from the sale of real estate investments during the year ended December 31, 2025 and 2024, offset this amount by $20,300 and $9,057, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs, and making principal payments on mortgage notes payable.

Net cash used in financing activities was ($1,364) and ($27,854), respectively, for the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, we paid $29,072 in dividends and distributions, redeemed $9,679 of shares and units, received $60,030 from new mortgage notes payable, and made mortgage principal payments of $50,081. For the year ended December 31, 2024, we paid $27,104 in dividends and distributions, redeemed $11,915 of shares and units, received $30,803 from new mortgage notes payable, and made mortgage principal payments of $65,677.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2025 to December 31, 2025 totaling $15,592 or $1.2000 per share, of which $7,173 was cash dividends and $8,414 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $54,831 of cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Year ended
	December 31,
	2025	2024

	(in thousands)
Cash flows provided by operations (net income of $33,391 and $18,343, respectively)	$54,831	$46,559
Distributions in excess of earnings received from unconsolidated affiliates	1,846	2,372
Proceeds from sale of real estate investments and non-real estate investments	(2,127)	12,388
Dividends declared	(15,591)	(13,560)
Excess	$38,959	$47,759

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the year ended December 31, 2025, we declared quarterly distributions totaling $22,428 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, July 15, and October 15, 2025, and January 15, 2026. Distributions were paid at a rate of $0.3000 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the year ended December 31, 2024, we declared quarterly distributions totaling $21,448 to holders of limited partnership units in our Operating Partnership, which we paid on April 17, July 17, October 16, 2024, and January 16, 2025. Distributions were paid at a rate of $0.2875 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the year ended December 31, 2025, we paid aggregate dividends of $15,338, which were paid with cash flows provided by operating activities. Our funds from operations, or FFO, was $58,360, therefore, our management believes our distribution policy is sustainable over time. For the year ended December 31, 2024, we paid aggregate dividends of $13,109 which were paid with cash flows provided by operating activities. Our FFO was $49,283 for the year ended December 31, 2024. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Recent Developments

On January 15, 2026, we paid a dividend or distribution of $0.3000 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2025.

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

The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments.  Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. We do not enter into derivative instruments for trading or speculative purposes, and our interest rate swaps expose us to credit risk in the event of non-performance by the counterparty.

The Trust used one interest rate swap marked to market and 15 interest rate swaps designated as cash flow hedges, with an aggregate notional amount of $123,120 for the year ended December 31, 2025. The Trust used 15 interest rate swaps designated as cash flow hedges with an aggregate notional amount of $127,050 for the year ended December 31, 2024.

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

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. However, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in our business or other conditions, or that the degree of compliance with our policies or procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required in Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accountant Fees and Services) is incorporated by reference to our definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC or filed by amendment to this Annual Report on or before April 30, 2026.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The financial statements listed below are included in this report

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 49)

Consolidated Financial Statements

Consolidated Balance Sheets at December 31, 2025 and 2024

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

Real Estate and Accumulated Depreciation (Schedule III)

(a)(3) Exhibits

See the Exhibit Index filed as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2025 AND 2024,

AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME, SHAREHOLDERS’ EQUITY AND CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2025, 2024 AND 2023,

INCLUDING NOTES

and

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sterling Real Estate Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Real Estate Trust and its subsidiaries (the Trust) as of December 31, 2025 and 2024, the related consolidated statement of operations and other comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of Real Estate Investments for Impairment

The Trust’s real estate investments and related intangible assets were $902.3 million and $2.0 million, respectively, as of December 31, 2025. As described in Note 2, the Trust performs impairment testing on a quarterly basis or whenever events or changes in circumstances indicate the carrying amount of its real estate investments may not be recoverable. As part of the Trust’s initial screen test, management reviews the net book value of each property by comparing the trailing twelve months net operating income against the prior year trailing twelve months net operating income and evaluates key assumptions to determine whether any indicators of impairment exist. These indicators could include a substantial decline in or negative cash flows, continued low occupancy rate, continued difficulty in leasing space, significant financially troubled tenants, a change in plan to sell a property prior to the end of its useful life or holding period, a significant decrease in market price not in line with general market trends, and any other quantitative or qualitative events or factors deemed significant by the Trust’s management or board of trustees. The Trust identified indicators of impairment for certain real estate investments and, in such cases, further assessed the assets for recoverability by comparing the net carrying value to estimated future cash flows on an undiscounted basis. For real estate investments where the estimated future undiscounted cash flows were determined to be less than carrying value, the Trust estimated the fair value of the real estate using various analysis such as discounted cash flows. An impairment charge is recognized in the amount of the excess of the carrying value over the fair value of the investment. During the year ended December 31, 2025 impairment losses of $0.7 million were recognized.

● ●

We identified the determination of the existence of impairment indicators and when applicable, the analysis of undiscounted cash flows for the Trust’s real estate investments and related intangible assets as a critical audit matter because of the significant judgements made by management, including the evaluation of the impact of the factors described above. Auditing management’s judgments used in the determination of impairment indicators involved a high degree of auditor judgment and increased audit effort. Further, auditing the Trust’s undiscounted cash flow and fair value estimate required a high degree of auditor judgment and increased audit effort, including the use of our valuation specialists, as estimates underlying the calculation, including discount rate, terminal capitalization rates, forecasted net operating income and estimated hold periods were based on assumptions affected by expected current market and economic conditions.

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

●
For properties with indicators of potential impairment and real estate investments adjusted to their estimated fair value, we assessed the reasonableness of the estimated hold period and forecasted net operating income comparing to historical performance and agreements as well as the reasonableness of management’s significant assumptions such as terminal capitalization rates and discount rates with the assistance of our valuation specialists by comparing to industry data.

/s/ RSM US LLP

We have served as the Trust’s auditor since 2021.

Minneapolis, Minnesota

March 11, 2026

● ●

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of December 31, 2025 and 2024

	December 31,	December 31,
	2025	2024

	(in thousands)
ASSETS
Real estate investments
Land	$152,561	$139,491
Buildings and improvements	947,217	905,504
Furniture, fixtures and equipment	35,535	35,721
Construction in progress	24,026	14,699
Real estate investments	1,159,339	1,095,415
Less accumulated depreciation	(256,951)	(237,416)
Real estate investments, net	902,388	857,999
Cash and cash equivalents	7,764	4,798
Restricted deposits	9,812	10,127
Investment in unconsolidated affiliates	29,791	28,407
Notes receivable	1,500	1,539
Notes receivable, affiliates	2,315	7,945
Assets held for sale	2,832	—
Lease intangible assets, less accumulated amortization	1,998	2,541
Other assets, net	20,228	24,416

Total Assets	$978,628	$937,772

LIABILITIES
Mortgage notes payable, net	$511,737	$506,735
Mortgage notes payable, net, affiliates	53,797	57,983
Notes payable, affiliate	10,000	—
Lines of credit	16,579	4,992
Dividends payable	9,589	9,039
Tenant security deposits payable	8,670	8,291
Lease intangible liabilities, less accumulated amortization	177	324
Liabilities related to assets held for sale	4,243	—
Accrued expenses and other liabilities	28,244	21,470
Total Liabilities	643,036	608,834

COMMITMENTS and CONTINGENCIES - Note 18

SHAREHOLDERS' EQUITY
Beneficial interest	159,383	153,834
Noncontrolling interest
Operating partnership	159,935	154,353
Partially owned properties	9,849	9,290
Accumulated other comprehensive income	6,425	11,461
Total Shareholders' Equity	335,592	328,938

	$978,628	$937,772

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023

	Year Ended
	December 31,
	2025	2024	2023

	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$174,350	$159,306	$143,631
Expenses
Expenses from rental operations
Operating expenses	72,693	67,994	67,846
Real estate taxes	16,414	16,424	16,203
Depreciation and amortization	28,401	27,488	25,004
Interest	26,858	24,463	21,435
	144,366	136,369	130,488
Loss on impairment of property	735	—	2,603
Administration of REIT	5,843	5,446	5,430
Total expenses	150,944	141,815	138,521
Income from operations	23,406	17,491	5,110

Other income (loss)
Equity in losses of unconsolidated affiliates	(3,518)	(3,937)	(2,959)
Other income	774	1,619	2,214
Gain on sale or conversion of real estate investments	12,159	3,069	2,597
Gain on involuntary conversion	570	101	694
Total other income	9,985	852	2,546
Net income	$33,391	$18,343	$7,656
Net income (loss) attributable to noncontrolling interest:
Operating partnership	19,953	11,531	4,848
Partially owned properties	(441)	(443)	(85)
Net income attributable to Sterling Real Estate Trust	$13,879	$7,255	$2,893

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$1.07	$0.62	$0.26

Comprehensive income
Net income	$33,391	$18,343	$7,656
Other comprehensive (loss) income:
(Loss) gain on cash flow hedges	(1,984)	4,327	(17,152)
Cash flow hedge (losses) gains reclassified to earnings	(3,052)	(4,228)	14,732
Total other comprehensive (loss) gain	(5,036)	99	(2,420)
Total comprehensive income	28,355	18,442	5,236
Comprehensive income attributable to noncontrolling interest	16,542	11,149	3,247
Comprehensive income attributable to Sterling Real Estate Trust	$11,813	$7,293	$1,989

Weighted average common shares outstanding, basic and diluted	13,012	11,648	11,104

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2022	10,811	$159,002	$(35,007)	$123,995	$183,047	$2,640	$13,782	$323,464
Shares issued under trustee compensation plan	3	72	—	72	—	—	—	72
Shares/units redeemed	(83)	(1,813)	—	(1,813)	(3,181)	—	—	(4,994)
Dividends and distributions declared	—	—	(12,766)	(12,766)	(21,406)	—	—	(34,172)
Dividends reinvested - stock dividend	353	7,731	—	7,731	—	—	—	7,731
Issuance of shares under optional purchase plan	173	3,983	—	3,983	—	—	—	3,983
Total other comprehensive loss	—	—	—	—	—	—	(2,420)	(2,420)
Net income (loss)	—	—	2,893	2,893	4,848	(85)	—	7,656
BALANCE AT DECEMBER 31, 2023	11,257	$168,975	$(44,880)	$124,095	$163,308	$2,555	$11,362	$301,320
Issuance of common shares	1,356	31,187		31,187				31,187
Shares issued pursuant to trustee compensation plan	3	72	—	72	—	—	—	72
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	7,395	—	—	7,395
Shares/units redeemed	(251)	(5,482)	—	(5,482)	(6,433)	—	—	(11,915)
Dividends and distributions declared	—	—	(13,561)	(13,561)	(21,448)	—	—	(35,009)
Dividends reinvested - stock dividend	343	7,487	—	7,487	—	—	—	7,487
Issuance of shares under optional purchase plan	121	2,781	—	2,781	—	—	—	2,781
Total other comprehensive income	—	—	—	—	—	—	99	99
Contributions from consolidated real estate entity noncontrolling interests	—	—	—	—	—	7,219	—	7,219
Distributions paid to consolidated real estate entity noncontrolling interests	—	—	—	—	—	(41)	—	(41)
Net income (loss)	—	—	7,255	7,255	11,531	(443)	—	18,343
BALANCE AT DECEMBER 31, 2024	12,829	$205,020	$(51,186)	$153,834	$154,353	$9,290	$11,461	$328,938
Issuance of common shares	13	312		312				312
Shares issued pursuant to trustee compensation plan	3	61	—	61	—	—	—	61
Contribution of assets in exchange for the issuance of noncontrolling interest shares	—	—	—	—	10,518	—	—	10,518
Shares/units redeemed	(199)	(4,531)	—	(4,531)	(5,149)	—	—	(9,680)
Dividends and distributions declared	—	—	(15,592)	(15,592)	(22,428)	—	—	(38,020)
Dividends reinvested - stock dividend	368	8,399	—	8,399	—	—	—	8,399
Issuance of shares under optional purchase plan	126	3,021	—	3,021	—	—	—	3,021
Owner contribution	—	—	—	—	2,688	1,000	—	3,688
Total other comprehensive loss	—	—	—	—	—	—	(5,036)	(5,036)
Net income (loss)	—	—	13,879	13,879	19,953	(441)	—	33,391
BALANCE AT DECEMBER 31, 2025	13,140	$212,282	$(52,899)	$159,383	$159,935	$9,849	$6,425	$335,592

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023

	Year Ended
	December 31,
	2025	2024	2023

	(in thousands)
OPERATING ACTIVITIES
Net income	$33,391	$18,343	$7,656
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	(12,159)	(3,069)	(2,597)
Loss on impairment of property	735	—	2,603
Gain on other asset disposal	(118)	—	—
Gain on involuntary conversion	(570)	(101)	(694)
Change in fair value of securities	—	—	5,002
Equity in loss of unconsolidated affiliates	3,518	3,937	2,959
Allowance for uncollectible accounts receivable	—	9	(203)
Depreciation	26,423	24,580	23,257
Amortization	1,978	2,908	1,747
Amortization of debt issuance costs	650	625	627
Effects on operating cash flows due to changes in
Other assets	(1,261)	108	5,126
Tenant security deposits payable	175	892	736
Accrued expenses and other liabilities	2,069	(1,673)	2,327
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,831	46,559	48,546
INVESTING ACTIVITIES
Proceeds from maturity of securities	—	—	24,369
Purchase of real estate investment properties	(15,393)	(28,510)	—
Capital expenditures and tenant improvements	(34,876)	(18,445)	(12,180)
(Payments) proceeds from sale of real estate investments and non-real estate investments	(2,127)	12,388	5,068
Proceeds from insurance claims	813	6	63
Investment in unconsolidated affiliates	(6,748)	(8,053)	(2,621)
Distributions in excess of earnings received from unconsolidated affiliates	1,846	2,372	2,483
Notes receivable issued net of payments received	5,669	(599)	(437)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(50,816)	(40,841)	16,745
FINANCING ACTIVITIES
Payments for financing, debt issuance	(931)	—	(525)
Principal payments on special assessments payable	(239)	(140)	(74)
Proceeds from issuance of mortgage notes payable, net of financing costs	60,030	30,803	67,911
Principal payments on mortgage notes payable	(50,081)	(65,677)	(53,246)
Draws on lines of credit	88,155	4,992	—
Payments on lines of credit	(76,568)	—	(1,008)
Proceeds from contributions received from noncontrolling interest - partially owned properties	3,688	7,219	—
Proceeds (payments) on notes payable, affiliate	10,000	—	(26,500)
Proceeds from issuance of common shares	312	31,187	—
Proceeds from issuance of shares under optional purchase plan	3,021	2,781	3,983
Shares/units redeemed	(9,679)	(11,915)	(4,995)
Dividends/distributions paid	(29,072)	(27,104)	(26,356)
NET CASH USED IN FINANCING ACTIVITIES	(1,364)	(27,854)	(40,810)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	2,651	(22,136)	24,481
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	14,925	37,061	12,580
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$17,576	$14,925	$37,061

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$7,764	$4,798	$26,919
Restricted deposits	9,812	10,127	10,142
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$17,576	$14,925	$37,061

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 and 2023 (Continued)

	Year Ended
	December 31,
	2025	2024	2023

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$25,623	$23,494	$20,593

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$8,399	$7,487	$7,732
Dividends declared and not paid	3,942	3,689	3,363
UPREIT distributions declared and not paid	5,647	5,352	5,342
Shares issued pursuant to trustee compensation plan	61	72	72
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	10,518	7,396	—
Assumed loans	—	80,774	—
Increase in land improvements due to increase in special assessments payable	4,590	1,030	320
Accrued capital expenditures	2,429	2,120	—
Total other comprehensive (loss) income	(5,036)	99	(2,420)
Acquisition of assets through assumption of debt and liabilities	1,008	653	—
Capitalized interest and real estate taxes related to construction in progress	302	191	106

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of December 31, 2025 and 2024, Sterling owned approximately 41.11% and 40.80%, respectively, of the Operating Partnership.

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

As of December 31, 2025, the Trust owned approximately 41.11% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the redemptions plans, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

DECEMBER 31, 2025, 2024 AND 2023

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

DECEMBER 31, 2025, 2024 AND 2023

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

DECEMBER 31, 2025, 2024 AND 2023

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

Based on management’s evaluation, there was one impairment loss of $735 during the year ended December 31, 2025. There was no impairment loss during the year ended December 31, 2024, and one impairment loss of $2,603 during the year ended December 31, 2023.

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

DECEMBER 31, 2025, 2024 AND 2023

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

There was one property held for sale as of December 31, 2025. The Trust had no properties held for sale as of December 31, 2024.  See Note 18.

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

Investment in Unconsolidated Affiliates

We account for unconsolidated affiliates using the equity method of accounting per guidance established under ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”). The equity method of accounting requires the investment to be initially recorded at cost and subsequently adjusted for our share of equity in the affiliates’ earnings (losses), contributions and distributions. We evaluate the carrying amount of the investments for impairment in accordance with ASC 323. Unconsolidated affiliates are reviewed for potential impairment if the carrying amount of the investment exceeds its fair value. An impairment charge is recorded when an impairment is deemed to be other-than-temporary. To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying amount is fully recovered. The evaluation of an investment in an affiliate for potential impairment can require our management to exercise significant judgments. No impairment losses were recorded related to the unconsolidated affiliates for the years ended December 31, 2025, 2024 and 2023.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

Other Assets

Other assets are comprised of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

	(in thousands)
Due from related party	$700	$697
Accounts receivable, net	6,541	6,085
Insurance claim receivable	97	—
Fair value of interest rate swap	8,949	14,449
Other assets	425	282
Financing fees, less accumulated amortization	51	89
Lease costs, less accumulated amortization	1,286	1,410
Prepaid expenses	2,179	1,404
Total other assets, net	$20,228	$24,416

Note receivable

Notes receivable are issued periodically and are secured and interest bearing. The Trust has one note receivable with a limited liability company bearing a 12.0% per annum interest rate which matures in 2027. The Trust also has note receivables with unconsolidated affiliates, as disclosed in Note 15.

Accrued Expenses and Other liabilities

Accrued Expenses and other liabilities are comprised of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

	(in thousands)
Special assessments payable	$6,789	$1,842
Due to related party	119	26
Accounts payable - trade	5,243	4,816
Retainage payable	377	159
Fair value of interest rate swap	153	—
Deferred insurance proceeds	171	—
Accrued interest expense	1,741	1,516
Accrued real estate taxes	9,644	9,406
Accrued unearned rent	3,431	3,415
Negative equity investments	575	62
Other liabilities	1	228
Total accrued expenses and other liabilities	$28,244	$21,470

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

DECEMBER 31, 2025, 2024 AND 2023

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

A summary of the tax characterization of the dividends paid to shareholders of the Company’s common stock for the years ended December 31, 2025, 2024 and 2023 follows:

	Tax Year Ended December 31,
	Dividend	%	Dividend	%	Dividend	%
	2025	2025	2024	2024	2023	2023
Tax status
Ordinary income	$0.8160	68.00%	$0.7745	67.35%	$0.6226	54.14%
Return of capital	0.3840	32.00%	0.3755	32.65%	0.5274	45.86%
	$1.2000	100.00%	$1.1500	100.00%	$1.1500	100.00%

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of December 31, 2025 and 2024 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2022.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

The Operating Partnership has elected to record related interest and penalties, if any, as income tax expense on the consolidated statements of operations and other comprehensive income.

Revenue Recognition

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted with the purpose that average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment decreased revenue by $154 and increased revenue by $8 for the year ended December 31, 2025 and 2024, respectively. The straight-line receivable balance included in accounts receivable within other assets on the consolidated balance sheets as of December 31, 2025 and 2024, was $3,497 and $3,694, respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimated expenses. The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of December 31, 2025, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

The Trust receives ancillary income for storage, community rooms, and laundry that is not accounted for under the lease standard.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares as of December 31, 2025, 2024 and 2023 and, therefore, basic earnings per common share was equal to diluted earnings per common share for both periods. As the calculation does not include net income attributable to the Operating Partnership, Operating Partnership Units are not included in the calculation, and do not have any impact on earnings per share.

For the years ended December 31, 2025, 2024 and 2023, Sterling’s denominators for the basic and diluted earnings per common share were approximately 13,012,000, 11,648,000, and 11,104,000, respectively.

Recent Accounting Pronouncements

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

Each of the operating segments are directly responsible for revenue and expenses related to their operations, including direct segment general and administrative expenses. The CODM assesses the performance of each operating segment using information about operating income (loss) as the primary measure of performance but does not evaluate segments using discrete asset information. There were no material inter-segment transactions during the years ended December 31, 2025, 2024 and 2023, and the Company does not allocate depreciation and amortization, interest, administration of REIT, loss on impairment of property or other income (loss) to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the years ended December 31, 2025, 2024 and 2023, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements for the years ended December 31, 2025 and 2024.

	Year ended December 31, 2025			Year ended December 31, 2024			Year ended December 31, 2023
	Residential	Commercial	Total	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)			(in thousands)
Income from rental operations	$153,247	$21,103	$174,350	$139,230	$20,076	$159,306	$123,202	$20,429	$143,631
Real Estate Expenses
Real Estate Taxes	14,574	1,840	16,414	14,590	1,834	16,424	14,025	2,178	16,203
Property Management	19,888	932	20,820	18,759	901	19,660	16,038	823	16,861
Utilities	12,636	1,046	13,682	11,525	1,015	12,540	11,350	1,154	12,504
Repairs and Maintenance	30,383	1,938	32,321	27,505	1,746	29,251	30,900	2,038	32,938
Insurance	5,728	142	5,870	6,401	142	6,543	5,437	106	5,543
Expenses from rental operations	83,209	5,898	89,107	78,780	5,638	84,418	77,750	6,299	84,049
Net operating income	$70,038	$15,205	$85,243	$60,450	$14,438	$74,888	$45,452	$14,130	$59,582
Depreciation and amortization [1]			28,401			27,488			25,004
Interest [1]			26,858			24,463			21,435
Administration of REIT [1]			5,843			5,446			5,430
Loss on impairment of property [1]			735			—			2,603
Other income [1]			(9,985)			(852)			(2,546)
Net income			$33,391			$18,343			$7,656

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of December 31, 2025	Residential	Commercial	Total

	(in thousands)
Real estate investments	$989,224	$170,115	$1,159,339
Accumulated depreciation	(202,714)	(54,237)	(256,951)
Total real estate investments, net	$786,510	$115,878	$902,388
Lease intangible assets, less accumulated amortization	365	1,633	1,998
Cash and cash equivalents			7,764
Restricted deposits			9,812
Investment in unconsolidated affiliates			29,791
Notes receivable			1,500
Notes receivable, affiliates			2,315
Assets held for sale			2,832
Other assets, net			20,228
Total Assets			$978,628

As of December 31, 2024	Residential	Commercial	Total

	(in thousands)
Real estate investments	$916,559	$178,856	$1,095,415
Accumulated depreciation	(183,753)	(53,663)	(237,416)
Total real estate investments, net	$732,806	$125,193	$857,999
Lease intangible assets, less accumulated amortization	199	2,342	2,541
Cash and cash equivalents			4,798
Restricted deposits			10,127
Investment in unconsolidated affiliates			28,407
Notes receivable			1,539
Notes receivable, affiliates			7,945
Other assets, net			24,416
Total Assets			$937,772

NOTE 4 - RESTRICTED DEPOSITS AND FUNDED RESERVES

	As of December 31,	As of December 31,
	2025	2024

	(in thousands)
Tenant security deposits	$8,272	$7,838
Real estate tax and insurance escrows	1,198	1,041
Replacement reserves	342	127
Other funded reserves	—	1,121
	$9,812	$10,127

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – CONSOLIDATED VARIABLE INTEREST ENTITIES

			Total Assets in Consolidated Affiliates at		Total Liabilities of Consolidated Affiliates at
Consolidated Affiliates	Date Acquired	Trust Ownership Interest	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Sterling Northland, LLC	2015	70%	$35,822	$36,487	$29,056	$29,797
SRENOR1, LLC & SRENOR2, LLC	2024	60%	68,704	70,448	51,403	53,841
SE Rosemount, LLC	2025	75%	13,038	-	2,348	-
			$117,564	$106,935	$82,807	$83,638

Sterling Northland, LLC – the Operating Partnership owns a 70% interest as limited liability company in an office building in Bloomington, Minnesota.  The property is encumbered by a mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

SRENOR1, LLC & SRENOR2, LLC – the Operating Partnership owns a 60% interest as limited liability company in a multifamily property in Circle Pines, Minnesota. The property is encumbered by a mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

SE Rosemount, LLC – the Operating Partnership owns a 75% interest as limited liability company in a multifamily development in Rosemount, Minnesota.  The property is encumbered by a mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

The following is a summary of the financial position of the consolidated variable interest entities at December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024

	(in thousands)
ASSETS
Real estate investments	$130,741	$116,717
Accumulated depreciation	(18,751)	(15,724)
Total Real Estate Investments, net	111,990	100,993
Cash and cash equivalents	2,669	2,475
Restricted deposits	726	481
Financing and lease costs, net	584	564
Other assets, net	1,595	2,422
Total Assets	$117,564	$106,935

LIABILITIES
Mortgage notes payable, net	$80,216	$82,163
Tenant security deposits payable	547	521
Accrued expenses and other liabilities	2,044	954
Total Liabilities	$82,807	$83,638
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$34,757	$23,297

Total liabilities and shareholders' equity	$117,564	$106,935

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

The following is a summary of results of operations of the consolidated variable interest entities for the years ended December 31, 2025, 2024 and 2023.

	The year ended December 31,
	2025	2024	2023
	(in thousands)
Income from rental operations	$14,102	$10,584	$6,705
Expenses from rental operations	6,629	4,753	3,673
Net operating income	7,473	5,831	3,032
Depreciation and amortization	4,038	4,006	2,025
Interest	4,433	3,033	1,331
Other income (loss)	37	(217)	(42)
Net loss	$(1,035)	$(991)	$(282)

NOTE 6 – Investment in unconsolidated affiliates

			Total Investment in Unconsolidated Affiliates at		Total Assets in Unconsolidated Affiliates at		Total Liabilities of Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Banner Building	2007	66.67%	$1,347	$1,276	$8,470	$8,561	$6,505	$6,704
Grand Forks INREIT, LLC	2003	50%	5,417	5,684	19,848	20,839	9,015	9,472
SE Savage, LLC	2019	60%	(575)	136	28,783	30,375	30,274	30,298
SE Maple Grove, LLC	2019	60%	553	(62)	26,394	27,754	26,545	27,938
SE Rogers, LLC	2020	60%	40	855	28,040	29,314	28,210	27,975
ST Oak Cliff, LLC	2021	70%	5,930	6,821	45,608	47,577	37,073	37,806
SE Brooklyn Park, LLC	2021	60%	144	871	26,535	28,121	26,398	26,877
ST Fossil Creek, LLC	2022	70%	5,333	7,038	46,131	48,229	39,013	38,175
SHG Emory North Liberty, LLC	2024	99%	11,027	5,726	12,241	5,994	482	268
			$29,216	$28,345	$242,050	$246,764	$203,515	$205,513

Negative investments presented in accrued expenses and other liabilities			575	62

Total investment in unconsolidated affiliates			$29,791	$28,407

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

SE Savage, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Savage, Minnesota. The property is encumbered by a first mortgage.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

SE Maple Grove, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Maple Grove, Minnesota. The property is encumbered by a first mortgage. During 2025, the first mortgage was refinanced. As part of the refinancing process, a portion of the existing second mortgage payable to Sterling Properties, LLLP was repaid. The new senior lender did not permit subordinate debt; therefore, the remaining balance of the second mortgage was converted into a preferred equity interest in the entity. The second mortgage had a balance of $0 and $3,428 at December 31, 2025 and December 31, 2024, respectively which was included in Notes receivable, affiliates on the consolidated balance sheet at December 31, 2025 and December 31, 2024.

SE Rogers, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Rogers, Minnesota. The property is encumbered by a first mortgage. During 2025, the first mortgage was refinanced and the second mortgage to Sterling Properties, LLLP was satisfied. The second mortgage had a balance of $0 and $2,100 at December 31, 2025 and December 31, 2024, respectively. The note is included in Notes receivable, affiliates on the consolidated balance sheet at December 31, 2025 and December 31, 2024.

ST Oak Cliff, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party multifamily property. The entity is located in Dallas, Texas. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

SE Brooklyn Park, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Brooklyn Park, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,294 and $2,294 at December 31, 2025 and December 31, 2024, respectively. The note is included in Notes receivable, affiliates on the consolidated balance sheet at December 31, 2025 and December 31, 2024.

ST Fossil Creek, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party multifamily property. The entity is is located in Fort Worth, Texas. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

SHG Emory North Liberty, LLC - the Operating Partnership owns a 99% interest in SHG Emory North Liberty, LLC (“SHG”), a limited liability company. Sterling determined that it does not control the key decision-making rights of SHG and is not the primary beneficiary of the entity. Accordingly, SHG is not consolidated in Sterling’s financial statements and is accounted for as an unconsolidated affiliate under the equity method of accounting from the date of acquisition.

●	SHG owns a 50% interest in Emory North Liberty, LC (“ENL”), a limited company that is developing a multifamily property located in North Liberty, Iowa. SHG has determined that it does not control the key decision-making rights of ENL and is not the primary beneficiary of the entity. Accordingly, ENL is not consolidated by SHG and is also accounted for as an unconsolidated affiliate under the equity method from the date of acquisition.

●	Sterling’s investment in ENL is indirect and is reflected solely through its equity method investment in SHG. Accordingly, ENL is not presented separately in the Company’s unconsolidated affiliate tables. However, the Company considers the underlying activities of ENL to be meaningful to an understanding of its investment in SHG. As of December 31, 2025, ENL had total assets of approximately $49,223 and total liabilities of approximately $27,173, consisting primarily of project-level development and construction financing.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024

	(in thousands)
ASSETS
Real estate investments	$272,102	$272,381
Accumulated depreciation	(51,086)	(37,772)
Total Real Estate Investments, net	221,016	234,609
Cash and cash equivalents	6,130	3,714
Restricted deposits	1,451	1,221
Investment in unconsolidated affiliates	11,758	5,493
Financing and lease costs, net	710	796
Other assets, net	985	931
Total Assets	$242,050	$246,764

LIABILITIES
Mortgage notes payable, net	$196,774	$199,819
Tenant security deposits payable	428	445
Accrued expenses and other liabilities	6,313	5,249
Total Liabilities	$203,515	$205,513
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	$38,535	$41,251

Total liabilities and shareholders' equity	$242,050	$246,764

The following is a summary of unconsolidated affiliates net mortgage note payable for the years ended December 31, 2025 and 2024.

Unconsolidated Affiliates		December 31, 2025	December 31, 2024

		(in thousands)

Banner Building
	Mortgage note payable, net	$6,320	$6,513
Grand Forks INREIT, LLC
	Mortgage note payable, net	8,419	8,692
SE Savage, LLC
	Mortgage note payable, net	29,389	29,786
SE Maple Grove, LLC
	Mortgage note payable, net	25,867	27,554
SE Rogers, LLC
	Mortgage note payable, net	27,230	27,322
ST Oak Cliff, LLC
	Mortgage note payable, net	35,677	36,380
SE Brooklyn Park, LLC
	Mortgage note payable, net	25,997	26,483
ST Fossil Creek, LLC
	Mortgage note payable, net	37,875	37,089
Total Unconsolidated Affiliates mortgage note payable, net		$196,774	$199,819

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

The following is a summary of results of operations of the unconsolidated affiliates for the years ended December 31, 2025, 2024 and 2023.

	The year ended December 31,
	2025	2024	2023
	(in thousands)
Income from rental operations	$29,325	$25,222	$19,202
Expenses from rental operations	12,837	12,241	7,687
Net operating income	16,488	12,981	11,515
Depreciation and amortization	13,399	11,667	9,784
Interest	7,747	6,786	6,180
Other (loss) income	243	194	13
Net loss	$(4,901)	$(5,666)	$(4,462)

NOTE 7 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of December 31, 2025	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,744	$(15,051)	$1,693
Above-market leases	1,377	(1,072)	305
	$18,121	$(16,123)	$1,998
Lease Intangible Liabilities
Below-market leases	$(2,107)	$1,930	$(177)

	Lease	Accumulated	Lease
As of December 31, 2024	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,188	$(14,047)	$2,141
Above-market leases	1,415	(1,015)	400
	$17,603	$(15,062)	$2,541
Lease Intangible Liabilities
Below-market leases	$(2,315)	$1,991	$(324)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2026	$795	$77
2027	375	38
2028	308	19
2029	207	17
2030	101	12
Thereafter	212	14
	$1,998	$177

The weighted average amortization period for the intangible assets (in-place leases, above-market leases) and intangible liabilities (below-market leases) acquired as of December 31, 2025 was 1.16 years.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

The portion of the purchase price allocated to acquire above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $89, $90, and $100 for the years ended December 31, 2025, 2024 and 2023, respectively, was recorded as a reduction to income from rental operations. Amortization pertaining to below market lease intangibles of $147, $147, and $148 for the years ended December 31, 2025, 2024 and 2023, respectively, was recorded as an increase to income from rental operations.

NOTE 8 – LINES OF CREDIT

The Trust maintains a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank (formerly Bremer Bank), which expires in December 2026, and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank (formerly Bremer Bank), which expires December 2026. We also have a $20,000 variable rate (Prime minus 1.50%) line of credit agreement with Gate City Bank, which expires in July 2029. During 2025, the Trust entered into a new $20,000 variable rate (Prime minus 0.75%) line of credit agreement with Gate City Bank, which expires in July 2029. The lines of credit are secured by specific properties. At December 31, 2025, the lines of credit have $48,415 available and an unused balance of $31,836 under the agreements. At December 31, 2024, the lines of credit have $23,215 available and an unused balance of $18,223. The Trust anticipates it will hold it as a cash resource to the Trust.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage, debt to net worth ratios, and debt yield ratios. As of December 31, 2025, no covenants were out of compliance.

NOTE 9 - NOTES PAYABLE AND MorTGAGE NOTE PAYABLE

As of December 31, 2025 and 2024, the Trust had an outstanding balance of $10,000 and $0, respectively, on notes payable.

The following table summarizes the Company’s mortgage notes payable.

	Principal Balance At
	December 31,	December 31,
	2025	2024
	(in thousands)
Mortgage notes payable, net (a)	$513,947	$508,644
Mortgage notes payable, net, affiliates	53,797	57,983
Less unamortized debt issuance costs	2,210	1,909
	$565,534	$564,718
(a)	Includes $123,120 and $127,050 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2025 and 2024, respectively.

As of December 31, 2025, we had 104 fixed rate mortgage loans with effective interest rates ranging from 2.43% to 7.00% per annum, and a weighted average effective interest rate of 4.37% per annum.

As of December 31, 2024, we had 106 fixed rate mortgage loans with effective interest rates ranging from 2.43% to 7.00% per annum, and a weighted average effective interest rate of 4.17% per annum.

Northland, SRENOR, & SE Rosemount – As of December 31, 2025 and 2024, the Trust had full payment guarantees on $80,880 and $82,535, respectively, of outstanding mortgage indebtedness.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

The majority of the Company’s mortgages payable require monthly payments of principal and interest. Certain mortgages require reserves for real estate taxes and certain other costs. Mortgages are secured by the respective properties, assignment of rents, business assets, deeds to secure debt, deeds of trust and/or cash deposits with the lender. Additionally, certain mortgage note agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to worth ratios. As of December 31, 2025, five loans were out of compliance due to increased repair and maintenance costs related to unit renovations. The loans were secured by various properties with a total outstanding balance of $7,737. Annual waivers were received in 2026 from the lenders on all loans out of compliance as of December 31, 2025. As of December 31, 2024, seven loans were out of compliance due increased repair and maintenance costs related to unit renovations. The loans were secured by various properties with a total outstanding balance of $5,239. Annual waivers were received from the lenders on all loans out of compliance as of December 31, 2024.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2026	$83,757
2027	79,586
2028	47,474
2029	91,801
2030	82,076
Thereafter	180,840
Total payments	$565,534

NOTE 10 – DERIVATIVES AND HEDGING ACTIVITIES

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

As of December 31, 2025, the Trust used 15 interest rate swaps to hedge the variable cash flows associated with variable rate debt and one interest rate swap marked to market. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in “Accumulated other comprehensive income” and are reclassified into interest expense as interest payments are made on the Company’s variable rate debt. During the next 12 months, the Trust estimates that an additional $1,848 will be reclassified as a decrease to interest expense.

As of December 31, 2025, the Trust had one interest rate swap for which hedge designation documentation had not yet been completed; therefore, the derivative did not qualify for hedge account at year-end. Accordingly, the swap was recorded at fair value, and the change in fair value from inception through December 31, 2025 was recognized in earnings within Other Income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps designated as cash flow hedges and marked to market as of December 31, 2025:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$5,923	3.15%	November 1, 2029
November 1, 2019	$4,123	3.28%	November 1, 2029
January 10, 2020	$2,697	3.39%	January 10, 2030
December 2, 2020	$11,246	2.91%	December 2, 2027
July 1, 2021	$23,600	2.99%	July 1, 2031
November 10, 2021	$26,264	3.54%	August 1, 2029
December 1, 2021	$9,892	3.32%	December 1, 2031
August 15, 2022	$1,347	3.07%	June 15, 2030
August 15, 2022	$2,609	3.07%	June 15, 2030
August 15, 2022	$1,456	2.94%	June 15, 2030
August 15, 2022	$3,853	2.94%	June 15, 2030
May 10, 2023	$4,398	2.79%	June 10, 2030
April 15, 2024	$9,251	3.57%	May 15, 2032
April 15, 2024	$3,612	3.57%	May 15, 2032
April 15, 2024	$12,849	3.57%	May 15, 2032

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Interest rate swaps	15	15	$123,120	$127,050

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

	December 31, 2025		December 31, 2024
Derivatives designated as
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$8,949	Other assets, net	$14,449

The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income (loss) for the years ended December 31, 2025 and 2024:

		Location of Gain
		Reclassified from
Derivatives in		Accumulated other	Amount of Gain (Loss)
Cash Flow Hedging	Total Comprehensive	Comprehensive Income	Reclassified from
Relationships	(Loss) Income	(AOCI) into Income	AOCI into Income
	2025		2025
Interest rate swaps	$(5,036)	Interest expense	$(3,052)
	2024		2024
Interest rate swaps	$(99)	Interest expense	$(4,434)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

Credit-risk-related Contingent Features

The Trust has agreements with each of its derivative counterparties that contain a provision whereby if the Trust defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Trust could also be declared in default on its corresponding derivative obligation. As of December 31, 2025, the termination value of interest rate swaps in a liability position was $153 and the termination value of derivatives in an asset position was $8,949. As December 31, 2025, the Trust has pledged the properties related to the loans which are hedged as collateral.

NOTE 11 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2025		December 31, 2024
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$1,500	$1,500	$1,539	$1,534
Notes receivable, affiliates	$2,315	$2,192	$7,945	$7,559
Derivative assets	$8,949	$8,949	$14,449	$14,449

Financial liabilities:
Lines of Credit	$16,579	$16,579	$4,992	$4,992
Mortgage notes payable	$513,947	$471,230	$508,644	$483,630
Mortgage notes payable, affiliates	$53,797	$54,548	$57,983	$55,594
Derivative liabilities	$153	$153	$—	$—

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

DECEMBER 31, 2025, 2024 AND 2023

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2025
Derivative assets	$—	$8,949	$—	$8,949
Derivative liabilities	$—	$153	$—	$153

December 31, 2024
Derivative assets	$—	$14,449	$—	$14,449

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2025
Lines of Credit	$—	$—	$16,579	$16,579
Mortgage notes payable	$—	$—	$471,230	$471,230
Mortgage notes payable, affiliate	$—	$—	$54,548	$54,548
Notes receivable	$—	$—	$1,500	$1,500
Notes receivable, affiliate	$—	$—	$2,192	$2,192

December 31, 2024
Lines of Credit	$—	$—	$4,992	$4,992
Mortgage notes payable	$—	$—	$483,630	$483,630
Mortgage notes payable, affiliate	$—	$—	$55,594	$55,594
Notes receivable	$—	$—	$1,534	$1,534
Notes receivable, affiliate	$—	$—	$7,559	$7,559

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 5.75% to 5.75% and from 5.87% to 5.87% at December 31, 2025 and 2024, respectively.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The fair value rate was 12.00% at December 31, 2025, and 12.00% December 31, 2024.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

NOTE 12 – NONCONTROLLING INTEREST OF UNITHOLDERS IN OPERATING PARTNERSHIP

As of December 31, 2025 and 2024, outstanding limited partnership units totaled 18,824,000 and 18,611,000, respectively. Total aggregate distributions per unit for the years ended December 31, 2025, 2024 and 2023 were $1.2000, $1.1500 and $1.1500, respectively. The Operating Partnership declared fourth quarter distributions of $5,647 and $5,352, to limited partners payable in January 2026 and 2025, respectively.

During the year ended December 31, 2025, there were no limited partnership units of the Operating Partnership exchanged for common shares of the trust.

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

Our redemption plans currently provide that the maximum amount that can be redeemed under the plan is $75,000 worth of securities. As of December 31, 2025, there were $8,094 worth of securities left to be redeemed under the redemption plan. As of January 1, 2025, the fixed redemption price is $22.80 per share or unit under the plans which price became effective January 1, 2022. Prior to January 1, 2022, the redemption price was $19.00 per share or unit under the plan. Prior to January 1, 2021, the redemption price was $18.25 per share or unit under the plan.

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

During the years ended December 31, 2025, 2024 and 2023, the Company redeemed 198,000, 252,000 and 83,000 common shares valued at $4,531, $5,482 and $1,813, respectively. In addition, during the years ended December 31, 2025, 2024 and 2023, the Company redeemed 227,000, 294,000 and 144,000 units valued at $5,149, $6,433 and $3,181, respectively.

NOTE 14 – BENEFICIAL INTEREST

We are authorized to issue 100,000,000 common shares of beneficial interest with $0.01 par value and 50,000,000 preferred shares with $0.01 par value, which collectively represent the beneficial interest of Sterling. As of December 31, 2025 and 2024, there were 13,140,000 and 12,829,000 common shares outstanding. We had no preferred shares outstanding as of either date.

Dividends paid to holders of common shares were $1.2000 per share, $1.1500 per share and $1.1500 per share for the years ended December 31, 2025, 2024 and 2023, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

NOTE 15 – DIVIDEND REINVESTMENT PLAN

Our Board of Trustees approved a dividend reinvestment plan to provide existing holders of our common shares with a convenient method to purchase additional common shares without payment of brokerage commissions, fees or service charges. On July 20, 2012, we registered with the Securities Exchange Commission 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on July 20, 2012. On July 11, 2017, we registered with the Securities Exchange Commission an additional 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on July 11, 2017. On November 3, 2020, we registered with the Securities Exchange Commission an additional 2,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on November 3, 2020. On November 7, 2025, we registered with the Securities and Exchange Commission an additional 4,000,000 common shares to be issued under the plan on Form S-3D, which automatically became effective on November 7, 2025.

Under this plan, eligible shareholders may elect to have all or a portion (but not less than 25%) of the cash dividends they receive automatically reinvested in our common shares. If an eligible shareholder elects to reinvest cash dividends under the plan, the shareholder may also make additional optional cash purchases of our common shares, not to exceed $25 per fiscal quarter without our prior approval. The purchase price per common share under the plan equals 95% of the estimated value per common share for dividend reinvestments and equals 100% of the estimated value per common share for additional optional cash purchases, as determined by our Board of Trustees. In addition, eligible shareholders may not in any calendar year purchase or receive via transfer more than $100 additional optional cash purchases of Common Shares.

The estimated value per common share was $24.00 and $23.00 at December 31, 2025 and 2024, respectively.

Therefore, the purchase price per common share for dividend reinvestments was $22.80 and $21.85 and for additional optional cash purchases was $24.00 and $23.00 at December 31, 2025 and 2024, respectively. The Board, in its sole discretion, may amend, suspend or terminate the plan at any time, without the consent of shareholders, upon a ten-day notice to participants.

In the year ended December 31, 2025, 368,000 shares were issued pursuant to dividend reinvestments and 126,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2024, 343,000 shares were issued pursuant to dividend reinvestments and 121,000 shares were issued pursuant to additional optional cash purchases under the plan. In the year ended December 31, 2023, 353,000 shares were issued pursuant to dividend reinvestments and 173,000 shares were issued pursuant to additional optional cash purchases under the plan.

NOTE 16 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Trustmark Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Trustmark Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Trustmark Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Kenneth P. Regan, by Trustee James S. Wieland, by the Trust’s President and Chief Financial Officer, Megan E. Schreiner, by the Trust’s General Counsel and Secretary Michael P. Carlson, by the Trust’s Chief Investment Officer Luke B. Swenson, and by the Trust’s Vice President David F. Perkins.  Messrs. Regan, Carlson, Swenson, and Perkins and Mmes. Schreiner all serve as officers of the Advisor. Messrs. Regan, Wieland, Carlson, Swenson, and Perkins and Mmes. Schreiner also all serve on the Advisor’s Board of Governors and the Board of Directors of GOLDMARK Property Management, Inc.

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

DECEMBER 31, 2025, 2024 AND 2023

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

	Year Ended December 31,
	2025	2024	2023

	(in thousands)

Onsite staff costs, and other misc.	$18,898	$17,690	$15,069
Goldmark Management fees	$7,057	$6,322	$5,755
R&M related payroll and payroll related expenses	$10,041	$9,040	$9,936
Sterling Management fees	$105	$113	$117

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and executive officers responsible for our management, we have no paid employees. The Advisor may receive fees related to management of the Trust, acquiring, disposing, or developing real estate property, project management fees, and financing fees related to lending relationships, under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The fourteenth Amended and Restated Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on December 17, 2024, and is effective until March 31, 2025. The Fifteen Amended and Restated Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) effective on April 1, 2025 until March 31, 2026.

The below table summarizes the fees incurred to our Advisor.

	Year Ended December 31,
	2025	2024	2023

	(in thousands)
Fee:
Advisory	$4,595	$4,027	$3,807
Acquisition	$750	$1,125	$-
Disposition	$504	$302	$204
Financing	$136	$181	$121
Development	$-	$350	$600
Project Management	$974	$889	$682

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees payable to our Advisor.

	Payable at
	December 31,	December 31,
	2025	2024

	(in thousands)
Fee:
Advisory	$20	$4
Development	$115	$-
Project Management	$-	$4

Operating Partnership Units Issued in Connection with Acquisitions

During the year ended December 31, 2025, 438,000 Operating Partnership units were issued to an entity affiliated with Messrs. Regan, one of our trustees, in connection with the acquisition of Sterling Pointe. The aggregate value of these units was $10,518.

During the year ended December 31, 2024, 322,000 Operating Partnership units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of various properties. The aggregate value of these units was $7,396.

During the year ended December 31, 2023,—there were no Operating Partnership units issued directly or indirectly, to affiliated entities.

Commissions

During the years ended December 31, 2025, 2024 and 2023, we incurred real estate commissions of $308, $655 , and $—, respectively, to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own a controlling interest. As of December 31, 2025, and 2024, there were no commissions payable to GOLDMARK Commercial Real Estate.

During the years ended December 31, 2025, 2024 and 2023, we incurred real estate commissions of $37, $39, and $0, respectively to GOLDMARK Property Management. As of December 31, 2025, and 2024, there were no commission payable to GOLDMARK Property Management.

Due to Related Parties

As of December 31, 2025 and 2024, the Trust had $616, and $160, respectively, for other related party payables.

Rental Income

The Trust leases office space to certain affiliates pursuant to operating lease agreements.  The table below summarizes rental income earned from affiliates.

	Year Ended December 31,
	2025	2024	2023

	(in thousands)

Rental Income:
Goldmark Property Management, Inc.	$284	$278	$273
Operating lease agreement with our Advisor	$138	$135	$133
Bell Bank	$1,282	$1,171	$1,005

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

Debt Financing

As of December 31, 2025 and 2024, the Trust had $53,797 and $57,983, respectively, of outstanding principal on loans entered into with Bell Bank. During the years ended December 31, 2025, 2024 and 2023, the Trust incurred interest expense on debt held with Bell Bank of $2,340, $2,340, and $2,398, respectively. Accrued interest at the years ended December 31, 2025 and 2024, related to this debt was $128, and $135, respectively.

As of December 31, 2025 and 2024, the Trust had $10,000 and $0, respectively, of outstanding principal on loans entered into with Sterling Office & Industrial Trust.  During the years ended December 31, 2025, 2024 and 2023, the Trust incurred interest expense on debt held with Sterling Office & Industrial Trust of $320, $0, and $0, respectively.  Accrued interest at the years ended December 31, 2025 and 2024, related to this debt was $39, and $0, respectively.

Mezzanine Financing

The Trust offers mezzanine financing to joint ventures, see Note 5 for investment in unconsolidated affiliates.

Sterling issued second mortgage financing to certain investments in unconsolidated affiliates as follows: On August 18, 2020, financing was secured with SE Maple Grove, LLC for $3,305 at a rate of 7.25% with the full amount of principal and accrued interest paid off in September 2025.  On December 17, 2020, financing was secured with SE Rogers, LLC for $2,932 at a rate of 7.25% with the full amount of principal and accrued interest paid off in December 2025.  On November 5, 2021, financing was secured with SE Brooklyn Park, LLC for $3,127 at a rate of 7.25% with the full amount of principal and accrued interest due on December 10, 2026. As of the years ended December 31, 2025 and 2024, Sterling issued $2,294, and $7,821 respectively, in second mortgage financing to investments in unconsolidated affiliates.

During the years ended December 31, 2025, 2024 and 2023, the Trust earned interest income of $518, $581, and $671, respectively, related to the second mortgage financing.

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial segment as well as Director and Officer general and liability coverage. For the years ended December 31, 2025, 2024 and 2023, total premiums incurred for this policy were $65, $145, and $165, respectively.

Tenant Improvement Arrangements

During the years ended December 31, 2025, 2024 and 2023, there were no tenant improvement costs incurred for related parties.

Development Arrangements

During the year ended December 31, 2025 and 2024, the Trust paid no development fees to Trumont Group. As of December 31, 2025 and 2024, no development fees were owed to Trumont Construction.

During the year ended December 31, 2025, the Trust paid no construction fees to Trumont Group. As of the year ended December 31, 2024, the Trust incurred and paid $91, in construction fees to Trumont Construction. At the years ended December 31, 2025 and 2024, no construction fees were owed to Trumont Construction.

During the year ended December 31, 2025, the Trust paid no general construction costs to Trumont Construction. During the year ended December 31, 2024, the Trust incurred and paid $378, in general construction costs to Trumont Construction. At the years ended December 31, 2025 and 2024, no general construction costs were owed to Trumont Construction.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

NOTE 17 - RENTALS UNDER OPERATING LEASES / RENTAL INCOME

Residential apartment units are rented to individual tenants with lease terms of one year or less.

Commercial properties are leased to tenants under terms expiring at various dates through 2039. Lease terms often include renewal options.

As of December 31, 2025, we derived 87.9% of our revenues from residential leases that are generally for terms of one-year or less. The residential leases may include lease income related to such items as parking, storage and non-refundable deposits that we treat as a single lease component because amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of December 31, 2025, we derived 12.1% of our revenues from commercial leases primarily under long-term lease agreements.  Substantially all commercial leases contain fixed escalations, or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

We record base rents on a straight-line basis. The monthly base rent income according to the terms of our leases is adjusted so that an average monthly rent is recorded for each tenant over the term of its lease. The straight-line rent adjustment increased revenue by $154 for the year ended December 31, 2025, and increased revenue by $8 for the year ended December 31, 2024. The straight-line receivable balance included in other assets on the consolidated balance sheets as of the year ended December 31, 2025 and 2024 was $3,497 and $3,694 respectively. We receive payments for expense reimbursements from substantially all our multi-tenant commercial tenants throughout the year based on estimates.

Lease income related to the Trust’s operating leases is comprised of the following:

	Year ended December 31, 2025
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$143,666	$15,863	$159,529
Lease income related to variable lease payments	—	4,398	4,398
Other (a)	(880)	(424)	(1,304)
Lease Income (b)	$142,786	$19,837	$162,623

(a)	For the year ended December 31, 2025, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the year ended December 31, 2025, of $11,766, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

	Year ended December 31, 2024
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$132,750	$15,531	$148,281
Lease income related to variable lease payments	1	4,546	4,547
Other (a)	(1,543)	(201)	(1,744)
Lease Income (b)	$131,208	$19,876	$151,084

(c)	For the year ended December 31, 2024, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(d)	Excludes other rental income for the year ended December 31, 2024, of $8,222, which is accounted for under the revenue recognition standard.

Commercial space is rented under long-term agreements. Minimum future rentals on non-cancelable operating leases as of December 31, 2025 are as follows:

Years ending December 31,	Amount
(in thousands)
2026	$14,809
2027	13,271
2028	12,260
2029	11,015
2030	9,079
Thereafter	16,970
$77,404

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

NOTE 19 – DISPOSITIONS

During the year ended December 31, 2025, the Operating Partnership sold four properties.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres (Unaudited)	Total Disposition Cost	Gain/(Loss) on Sale
10/15/25	Courtyard	St. Louis Park, MN	Apartment Complex	152 units	$18,350	$10,065
12/12/25	BioLife	Grand Forks, ND	Medical	13,165 square feet	3,250	1,353
12/12/25	Family Dollar	Mandan, ND	Retail	9,100 square feet	1,123	444
12/12/25	O'Reilly	Mandan, ND	Retail	6,300 square feet	777	297
					$23,500	$12,159

During the year ended December 31, 2024, the Operating Partnership sold nine properties.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres (Unaudited)	Total Disposition Cost	Gain on Sale
1/25/24	Dairy Queen	Apple Valley, MN	Retail	5,348 square feet	$1,607	$(68)
3/1/24	Westwind	Fargo, ND	Apartment Complex	18 units	900	489
3/8/24	Westside	Hawley, MN	Apartment Complex	14 units	837	394
4/3/24	Columbia Park Village	Grand Forks, ND	Apartment Complex	12 units	675	42
5/1/24	Gate City Bank	Grand Forks, ND	Office	17,407 square feet	2,950	974
5/21/24	First International Bank & Trust	Moorhead, MN	Office	3,510 square feet	1,516	683
6/14/24	Jadestone	Fargo, ND	Apartment Complex	18 units	1,039	136
6/14/24	Essex	Fargo, ND	Apartment Complex	18 units	1,039	178
7/25/24	Cityside	Fargo, ND	Apartment Complex	36 units	1,500	241
					$12,063	$3,069

During the year ended December 31, 2023, the Operating Partnership sold two properties.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres (Unaudited)	Total Disposition Cost	Gain on Sale
5/11/23	Applebee's Coon Rapids	Coon Rapids, MN	Retail	5,576 square feet	$3,448	$1,531
5/24/23	Redpath	White Bear Lake, MN	Office	25,817 square feet	4,710	1,066
					$8,158	$2,597

As of December 31, 2025, the Company entered into a purchase agreement to sell one industrial property located in Marshall, Minnesota. The property qualified for held for sale accounting treatment on or prior to December 31, 2025, at which time depreciation and amortization ceased.  As such, the assets and liabilities associated with this property were separately classified as held for sale in the consolidated balance sheet as of December 31, 2025. As of December 31, 2024 the Company did not have any assets that qualified for the held for sale accounting treatment. The following table shows the net book value of assets held for sale.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024

	(in thousands)
ASSETS
Real estate investments
Land and land improvements	$381	$—
Building and improvements	3,648	—
Real estate investments	4,029	—
Less accumulated depreciation	(1,299)	—
Real estate investments, net	2,730	—
Lease intangible assets, less accumulated amortization of $1,000 in 2025	53	—
Other assets, net	49	—

Total Assets	$2,832	$—

LIABILITIES
Mortgage notes payable, net	$4,240	$—
Accrued expenses and other liabilities	3	—

Total Liabilities	$4,243	$—

NOTE 20 – ACQUISITIONS

The Company acquired the following properties during the year ended December 31, 2025.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Net Assets Acquired
7/16/25	Sterling Pointe	Grand Forks, ND	Apartment Complex	196 units	$21,373
12/15/25	Falcon Apartments	North Branch, MN	Apartment Complex	144 units	24,894
					$46,267

Total consideration given for acquisitions for the year ended December 31, 2025 was completed through issuing approximately 438,200 limited partnership units of the Operating Partnership valued at $24.00 per unit for an aggregate consideration of approximately $10,518. The value of units issued in exchange for property is determined through a value established annually by our Board of Trustees and reflects the fair value at the time of issuance.

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

DECEMBER 31, 2025, 2024 AND 2023

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the allocation of the purchase price, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	December 31,
	2025	2024	2023
Real estate investment acquired	$45,591	$111,290	$-
Assumed interest rate derivative	-	3,331	-
Acquired lease intangible assets	1,339	2,261	-
Assumed assets	345	451	-
Total Assets Acquired	$47,275	$117,333	$-
Assumed loans	-	(80,774)	-
Other liabilities	(1,008)	(653)	-
Net assets acquired	46,267	35,906	-
Restricted cash proceeds related to IRC Section 1031 tax-deferred exchange	(20,356)	-	-
Equity/limited partnership unit consideration	(10,518)	(7,396)	-
Net cash consideration	$15,393	$28,510	$-

NOTE 21 - SUBSEQUENT EVENTS

On December 16, 2025 the Board of Trustees approved an increase in the common share price from $24.00 per share to $25.50 per share and an increase in redemption price from $22.80 to $24.22 effective January 1, 2026.

On January 1, 2026, a property in Springfield, MO suffered damage as a result of a fire.  An estimate of damages is not available as of the date of filing Form 10-K.

On January 6, 2026, an interest rate swap we entered into on December 23, 2025 was effectively hedged.

On January 15, 2026 we paid a dividend or distribution of $0.3000 per share on our common shares of beneficial interest or limited partnership units, to common shareholders and limited unit holders of record on December 31, 2025 which was declared on December 16, 2025.

On February 9, 2026, the Trust acquired a residential property located in Fargo, North Dakota for $25,830.

Pending acquisitions and dispositions are subject to numerous conditions and contingencies and there are no assurances that the transactions will be completed.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollar amounts in thousands) Contents

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Industrial			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Guardian Building Products	Fargo, ND	$—	$820	$2,553	$76	$(94)	$896	$2,459	$3,355	$826	08/29/2012	40
Titan Machinery	Bismarck, ND	2,532	950	1,395	32	—	982	1,395	2,377	384	01/28/2015	40
Titan Machinery	Dickinson, ND	1,648	354	1,096	400	—	754	1,096	1,850	379	07/30/2012	40
Titan Machinery	Fargo, ND	2,150	781	1,947	515	—	1,296	1,947	3,243	645	10/30/2012	40
Titan Machinery	Minot, ND	—	618	1,654	—	—	618	1,654	2,272	555	08/01/2012	40
Titan Machinery	North Platte, NE	—	325	1,269	—	—	325	1,269	1,594	318	01/29/2016	40
Titan Machinery	Sioux City, IA	3,357	315	2,472	—	—	315	2,472	2,787	757	10/25/2013	40
Total		$9,687	$4,163	$12,386	$1,023	$(94)	$5,186	$12,292	$17,478	$3,864

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Land			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Taco Bell	Denver, CO	$357	$669	$—	$—	$—	$669	$—	$669	$—	06/14/2011
Rochester Development Land	Rochester, MN	—	1,364	—	—	—	1,364	—	1,364	—	08/29/2016
Total		$357	$2,033	$—	$—	$—	$2,033	$—	$2,033	$—

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Medical			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bio-Life	Bismarck, ND	$1,911	$306	$2,255	$11	$120	$317	$2,375	$2,692	$1,139	01/03/2008	9	-	40
Bio-Life	Janesville, WI	1,635	250	1,857	—	123	250	1,980	2,230	958	01/03/2008	9	-	40
Bio-Life	Mankato, MN	2,077	390	2,111	280	1,154	670	3,265	3,935	1,533	01/03/2008	11	-	40
Bio-Life	Marquette, MI	—	213	2,793	—	123	213	2,916	3,129	1,379	01/03/2008	9	-	40
Bio-Life	Onalaska, WI	1,578	208	1,853	—	323	208	2,176	2,384	1,037	01/03/2008	11	-	40
Bio-Life	Oshkosh, WI	1,623	293	1,705	—	146	293	1,851	2,144	913	01/03/2008	10	-	40
Bio-Life	Sheboygan, WI	1,850	623	1,611	—	248	623	1,859	2,482	898	01/03/2008	10	-	40
Bio-Life	Stevens Point, WI	1,771	119	2,184	—	123	119	2,307	2,426	1,105	01/03/2008	9	-	40
Total		$12,445	$2,402	$16,369	$291	$2,360	$2,693	$18,729	$21,422	$8,962

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Residential			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Amberwood	Grand Forks, ND	$2,653	$428	$3,304	$3	$390	$431	$3,694	$4,125	$826	09/13/2016	20	-	40
Arbor I/400	Bismarck, ND	302	73	516	4	108	77	624	701	191	06/04/2013		40
Arbor II/404	Bismarck, ND	309	73	538	6	43	79	581	660	172	11/01/2013		40
Arbor III/406	Bismarck, ND	307	71	536	7	107	78	643	721	178	11/01/2013		40
Ashbury	Fargo, ND	2,060	314	3,774	24	296	338	4,070	4,408	868	12/19/2016		40
Auburn II	Fargo, ND	714	105	883	18	128	123	1,011	1,134	446	03/23/2007	20	-	40
Autumn Ridge	Grand Forks, ND	4,727	1,072	8,875	44	67	1,116	8,942	10,058	4,357	08/16/2004	9	-	40
Barrett Arms	Crookston, MN	943	37	1,001	—	177	37	1,178	1,215	330	01/02/2014		40
Bayview	Fargo, ND	1,812	284	3,447	169	2,036	453	5,483	5,936	1,969	12/31/2007	20	-	40
Belmont East and West	Bismarck, ND	645	167	1,424	2	8	169	1,432	1,601	211	03/1/2020	—	40	—
Berkshire	Fargo, ND	342	31	406	7	128	38	534	572	190	03/31/2008	20	-	40
Betty Ann	Fargo, ND	378	74	738	11	292	85	1,030	1,115	336	08/31/2009		40
Birchwood 1	Fargo, ND	204	72	342	4	139	76	481	557	79	12/01/2017		40
Birchwood 2	Fargo, ND	1,203	234	2,099	52	707	286	2,806	3,092	486	12/01/2017		40
Bradbury Apartments	Bismarck, ND	1,601	1,049	4,922	—	158	1,049	5,080	6,129	922	10/24/2018		40
Briar Pointe	Fargo, ND	1,179	384	1,551	1	—	385	1,551	1,936	178	06/01/2021		40
Bridgeport	Fargo, ND	4,499	613	7,676	15	343	628	8,019	8,647	1,767	12/19/2016		40
Bristol Park	Grand Forks, ND	2,705	985	3,976	—	964	985	4,940	5,925	1,183	02/01/2016		40
Brookfield	Fargo, ND	1,766	228	1,958	40	344	268	2,302	2,570	935	08/01/2008	20	-	40
Brownstone	Fargo, ND	2,657	780	3,610	125	262	905	3,872	4,777	417	06/01/2021	—	40	—
Cambridge (FKA 44th Street)	Fargo, ND	1,456	333	1,845	4	253	337	2,098	2,435	640	02/06/2013		40
Candlelight	Fargo, ND	1,282	613	1,221	(194)	751	419	1,972	2,391	553	11/30/2012		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollar amounts in thousands)

Carling Manor	Grand Forks, ND	434	69	656	1	114	70	770	840	306	03/31/2008		40
Carlton Place	Fargo, ND	5,085	703	7,070	139	1,255	842	8,325	9,167	3,178	09/01/2008	20	-	40
Carr	Fargo, ND	534	66	759	8	41	74	800	874	176	01/17/2017		40
Cedars 4	Fargo, ND	—	134	1,068	8	76	142	1,144	1,286	195	12/31/2018		40
Chandler 1802	Grand Forks, ND	599	133	1,114	2	108	135	1,222	1,357	348	01/02/2014		40
Chandler 1834	Grand Forks, ND	445	112	552	5	51	117	603	720	106	09/1/2018		40
Chandler 1866	Grand Forks, ND	311	31	270	2	85	33	355	388	156	01/03/2005	20	-	40
Chandler 1898	Grand Forks, ND	—	114	357	6	123	120	480	600	36	12/1/2022
Cherry Creek (FKA Village)	Grand Forks, ND	—	173	1,039	1	572	174	1,611	1,785	473	11/01/2008		40
Cobalt Apartments	Fort Worth, TX	27,500	5,451	46,811	—	225	5,451	47,036	52,487	3,626	12/29/2022	—	40	—
Columbia West	Grand Forks, ND	1,883	294	3,367	1	615	295	3,982	4,277	1,602	09/01/2008	20	-	40
Country Club	Fargo, ND	876	252	1,252	2	261	254	1,513	1,767	527	05/02/2011	20	-	40
Countryside	Fargo, ND	517	135	677	6	272	141	949	1,090	265	05/02/2011		40
Dakota Manor	Fargo, ND	1,129	249	2,236	23	615	272	2,851	3,123	686	08/07/2014		40
Danbury	Fargo, ND	4,123	381	5,869	610	1,023	991	6,892	7,883	2,856	12/31/2007	20	-	40
Dellwood Estates	Anoka, MN	5,320	844	9,924	—	1,199	844	11,123	11,967	3,293	05/31/2013		40
Deer Park	Hutchinson, MN	8,141	1,784	12,545	—	103	1,784	12,648	14,432	1,226	02/28/2022
Desoto Estates	Grand Forks, ND	3,899	955	4,869	—	—	955	4,869	5,824	446	05/31/2022
Desoto Townhomes	Grand Forks, ND	1,496	464	2,767	—	—	464	2,767	3,231	254	05/31/2022
Diamond Bend	Mandan, ND	6,410	722	9,789	27	—	749	9,789	10,538	877	06/10/2022
Eagle Run	West Fargo, ND	3,261	576	5,787	403	213	979	6,000	6,979	2,238	08/12/2010		40
Eagle Sky I	Bismarck, ND	—	115	1,292	—	212	115	1,504	1,619	357	03/01/2016		40
Eagle Sky II	Bismarck, ND	—	135	1,279	—	301	135	1,580	1,715	360	03/01/2016		40
East Bridge	Fargo, ND	2,846	792	5,396	1	301	793	5,697	6,490	1,203	07/03/2017		40
Eastbrook	Bismarck, ND	556	145	1,233	—	118	145	1,351	1,496	185	01/31/2020	—	40	—
Echo Manor	Hutchinson, MN	943	141	875	—	118	141	993	1,134	297	01/02/2014	20	-	40
Emerald Court	Fargo, ND	—	66	830	18	218	84	1,048	1,132	421	03/31/2008	20	-	40
Evergreen Terrace	Omaha, NE	4,507	820	7,573	—	1,097	820	8,670	9,490	1,063	12/17/2020	—	40	—
Fairview	Bismarck, ND	2,298	267	3,978	39	1,185	306	5,163	5,469	1,903	12/31/2008	20	-	40
Falcon Apartments	North Branch, MN	—	2,174	22,244	—	—	2,174	22,244	24,418	49	12/15/2025	20	-	40
Flagstone	Fargo, ND	4,697	1,535	6,258	3	33	1,538	6,291	7,829	717	06/01/2021	—	40	—
Flickertail	Fargo, ND	5,718	426	5,590	346	2,122	772	7,712	8,484	2,773	12/31/2008		40
Forest Avenue	Fargo, ND	282	61	637	14	74	75	711	786	221	02/06/2013		40
Foxtail Creek Townhomes	Fargo, ND	—	267	1,221	—	—	267	1,221	1,488	163	09/15/2020	—	40	—
Galleria III	Fargo, ND	581	118	681	3	360	121	1,041	1,162	312	11/09/2010		40
Garden Grove	Bismarck, ND	3,758	606	6,073	—	205	606	6,278	6,884	1,523	05/04/2016	5	-	40
Georgetown on the River	Fridley, MN	15,036	4,620	23,833	8	10,174	4,628	34,007	38,635	7,824	12/19/2014	5	-	40
Glen Pond	Eagan, MN	33,064	3,761	20,569	38	1,770	3,799	22,339	26,138	7,506	12/02/2011	20	-	40
Glen Pond Addition	Eagan, MN	5,671	876	15,408	—	87	876	15,495	16,371	2,056	09/30/2020	—	40	—
Granger Court I	Fargo, ND	1,698	279	1,926	26	2,201	305	4,127	4,432	745	06/04/2013	20	-	40
Hannifin	Bismarck, ND	347	81	607	5	124	86	731	817	204	11/01/2013		40
Harrison and Richfield	Grand Forks, ND	—	756	6,346	8	1,011	764	7,357	8,121	3,117	07/01/2007	5	-	40
Hartford Apartments	Fargo, ND	754	154	1,233	—	133	154	1,366	1,520	226	10/01/2018		40
Hawn	Fargo, ND	1,347	280	2,277	11	539	291	2,816	3,107	352	03/01/2020	—	40	—
Highland Meadows	Bismarck, ND	5,119	1,532	8,513	—	737	1,532	9,250	10,782	1,981	05/01/2017	5	-	40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollar amounts in thousands)

Hunters Run I	Fargo, ND	423	50	419	5	(2)	55	417	472	195	03/23/2007		40
Hunters Run II	Fargo, ND	349	44	441	3	—	47	441	488	193	07/01/2008		40
Huntington	Fargo, ND	267	86	309	4	92	90	401	491	86	08/04/2015		40
Islander	Fargo, ND	631	98	884	49	326	147	1,210	1,357	371	07/01/2011		40
Kennedy	Fargo, ND	308	84	588	8	91	92	679	771	215	02/06/2013	20	-	40
Lexington Lofts 1	Lexington, MN	30,955	4,214	37,004	—	—	4,214	37,004	41,218	1,465	06/26/2024	20	-	40
Lexington Lofts 2	Lexington, MN	20,075	2,674	23,486	—	—	2,674	23,486	26,160	930	06/26/2024	20	-	40
Sterling - Lexington	Lexington, MN	—	—	725	—	—	—	725	725	29	06/26/2024	20	-	40
Library Lane	Grand Forks, ND	1,796	301	2,332	20	321	321	2,653	2,974	1,131	10/01/2007	20	-	40
Madison	Grand Forks, ND	266	95	497	—	163	95	660	755	149	09/01/2015		40
Maple Ridge	Omaha, NE	7,235	766	5,608	59	3,991	825	9,599	10,424	3,321	08/01/2008	20	-	40
Maplewood	Maplewood, MN	7,787	3,120	11,655	—	3,418	3,120	15,073	18,193	3,666	12/19/2014	5	-	40
Maplewood Bend I, II, III. IV, V, VI, VII, VIII & Royale	Fargo, ND	3,649	783	5,839	50	744	833	6,583	7,416	2,403	01/01/2009	20	-	40
Martha Alice	Fargo, ND	378	74	738	15	221	89	959	1,048	352	08/31/2009	20	-	40
Mayfair	Grand Forks, ND	—	80	1,043	5	341	85	1,384	1,469	490	07/01/2008	20	-	40
Monticello	Fargo, ND	441	60	752	14	142	74	894	968	252	11/08/2013	20	-	40
Montreal Courts	Little Canada, MN	26,661	5,809	19,565	15	4,532	5,824	24,097	29,921	6,760	10/02/2013	5	-	40
Morningside Apartments	Fargo, ND	511	85	673	—	127	85	800	885	126	11/30/2018		40
Newgate	Bismarck, ND	1,391	538	1,755	19	100	557	1,855	2,412	151	09/13/2022
Oak Court	Fargo, ND	2,250	270	2,210	195	602	465	2,812	3,277	1,103	04/30/2008	28	-	40
Oakview Townhomes	Grand Forks, ND	3,981	822	4,698	34	876	856	5,574	6,430	1,178	01/11/2017		40
Oxford	Fargo, ND	6,138	1,655	8,563	12	430	1,667	8,993	10,660	970	07/01/2021		40
Pacific Park I	Fargo, ND	458	95	777	7	157	102	934	1,036	273	02/06/2013		40
Pacific Park II	Fargo, ND	392	111	865	4	140	115	1,005	1,120	301	02/06/2013		40
Pacific South	Fargo, ND	242	58	459	2	109	60	568	628	153	02/06/2013		40
Park Circle	Fargo, ND	610	196	716	7	17	203	733	936	157	06/01/2017		40
Parkview Arms	Bismarck, ND	—	373	3,845	11	445	384	4,290	4,674	1,104	05/13/2015	5	-	40
Parkwest Gardens	West Fargo, ND	2,397	713	5,712	39	1,847	752	7,559	8,311	1,956	06/30/2014	20	-	40
Parkwood	Fargo, ND	—	126	1,143	18	203	144	1,346	1,490	507	08/01/2008		40
Pebble Creek	Bismarck, ND	—	260	2,818	31	(578)	291	2,240	2,531	940	03/19/2008	20	-	40
Pinehurst	Fargo, ND	8,929	2,368	12,614	460	115	2,828	12,729	15,557	1,421	07/01/2021	—	40	—
Plumtree	Fargo, ND	472	100	782	13	29	113	811	924	175	05/01/2017		40
Prairiewood Courts	Fargo, ND	—	308	1,730	43	250	351	1,980	2,331	874	09/01/2006	20	-	40
Prairiewood Meadows	Fargo, ND	3,454	736	852	12	4,963	748	5,815	6,563	552	09/30/2012		40
Quail Creek	Springfield, MO	4,228	1,529	7,396	—	1,704	1,529	9,100	10,629	2,219	02/03/2015	5	-	40
Robinwood	Coon Rapids, MN	3,758	1,380	6,133	—	798	1,380	6,931	8,311	1,862	12/19/2014		40
Rosedale Estates	Roseville, MN	—	4,680	19,881	—	4,789	4,680	24,670	29,350	5,834	12/19/2014	5	-	40
Rosegate	Fargo, ND	2,609	251	2,978	103	636	354	3,614	3,968	1,382	04/30/2008	20	-	40
Rosemount	Rosemount, MN	1,728	6,604	—	—	—	6,604	—	6,604	—	10/09/2025	20	-	40
Rosser	Bismarck, ND	598	156	1,216	—	138	156	1,354	1,510	192	03/01/2020	—	40	—
Roughrider	Grand Forks, ND	416	100	448	—	177	100	625	725	137	08/01/2016	5	-	40
Saddlebrook	West Fargo, ND	1,138	148	1,262	203	105	351	1,367	1,718	566	12/31/2008		40
Sage Park	New Brighton, MN	8,470	2,520	13,985	—	1,467	2,520	15,452	17,972	4,208	12/19/2014	5	-	40
Sargent	Fargo, ND	831	164	1,529	4	17	168	1,546	1,714	350	01/10/2017		40
Schrock	Fargo, ND	371	71	626	3	66	74	692	766	204	06/04/2013		40

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollar amounts in thousands)

Sheridan Pointe	Fargo, ND	1,783	292	2,387	43	190	335	2,577	2,912	735	10/01/2013		40
Sierra Ridge	Bismarck, ND	5,923	754	8,795	151	983	905	9,778	10,683	3,736	09/01/2006		40
Somerset	Fargo, ND	—	300	3,400	59	370	359	3,770	4,129	1,511	07/01/2008		40
Southgate	Fargo, ND	4,398	803	5,267	20	273	823	5,540	6,363	2,424	07/01/2007	20	-	40
Southview III	Grand Forks, ND	—	99	522	3	116	102	638	740	218	08/01/2011		40
Southview Villages	Fargo, ND	2,128	268	2,483	28	867	296	3,350	3,646	1,290	10/01/2007	20	-	40
Spring	Fargo, ND	374	76	822	75	24	151	846	997	275	02/06/2013	20	-	40
Stanford Court	Grand Forks, ND	—	291	3,866	—	935	291	4,801	5,092	1,336	02/06/2013	20	-	40
Sterling Pointe	Grand Forks, ND	13,910	3,200	18,141	—	—	3,200	18,141	21,341	233	07/16/2025	20	-	40
Stonefield	Bismarck, ND	14,000	2,804	11,060	227	(215)	3,031	10,845	13,876	2,885	08/01/2014	20	-	40
Stonefield Townhomes	Bismarck, ND	4,456	1,201	3,678	486	5,754	1,687	9,432	11,119	2,055	10/23/2014		40
Stonefield-Phase III	Bismarck, ND	—	1,079	—	238	—	1,317	—	1,317	—	10/23/2014		n/a
Stonybrook	Omaha, NE	7,500	1,439	8,003	—	2,032	1,439	10,035	11,474	3,855	01/20/2009	20	-	40
Summerfield	Fargo, ND	409	129	599	6	130	135	729	864	174	08/04/2015		40
Summit Point	Fargo, ND	2,900	681	5,434	42	450	723	5,884	6,607	1,467	10/01/2015	20	-	40
Sunchase	Fargo, ND	925	181	1,563	15	170	196	1,733	1,929	363	05/01/2017		40
Sunset Ridge	Bismarck, ND	9,892	1,759	9,560	46	184	1,805	9,744	11,549	3,959	06/06/2008	9	-	40
Sunview	Grand Forks, ND	—	144	1,578	2	300	146	1,878	2,024	728	12/31/2008	20	-	40
Sunwood	Fargo, ND	2,598	358	3,252	60	780	418	4,032	4,450	1,599	07/01/2007	20	-	40
Thunder Creek	Fargo, ND	2,402	633	4,063	1	714	634	4,777	5,411	900	03/1/2018	25	-	40
Twin Oaks	Hutchinson, MN	4,690	816	3,245	—	156	816	3,401	4,217	949	10/01/2014		40
Twin Parks	Fargo, ND	1,656	119	2,072	44	227	163	2,299	2,462	931	10/01/2008	20	-	40
Urban Plains	Fargo, ND	25,711	5,801	33,919	2,952	—	8,753	33,919	42,672	1,484	04/15/2025	20	-	40
Valley Homes Duplexes	Grand Forks, ND	977	356	1,668	1	481	357	2,149	2,506	559	01/22/2015		40
Valley View	Golden Valley, MN	3,733	1,190	6,076	—	474	1,190	6,550	7,740	1,769	12/19/2014	5	-	40
Village Park	Fargo, ND	497	219	1,932	51	631	270	2,563	2,833	854	04/30/2008		40
Village West	Fargo, ND	1,888	357	2,274	62	277	419	2,551	2,970	1,020	04/30/2008		40
Washington	Grand Forks, ND	284	74	592	—	142	74	734	808	159	05/04/2016		40
Westcourt	Fargo, ND	2,070	287	2,914	157	544	444	3,458	3,902	953	01/02/2014	5	-	40
West Oak	Fargo, ND	558	85	692	47	83	132	775	907	174	01/17/2017		40
Westwood	Fargo, ND	2,351	597	6,341	127	1,589	724	7,930	8,654	2,946	06/05/2008	20	-	40
Willow Park	Fargo, ND	4,630	288	5,286	59	961	347	6,247	6,594	2,406	12/31/2008		40
Wolf Creek	Fargo, ND	2,697	1,082	4,210	1	28	1,083	4,238	5,321	642	01/12/2020	—	40	—
Woodland Pines	Omaha, NE	5,650	842	10,587	—	2,896	842	13,483	14,325	2,134	11/30/2018		40
Total		$482,512	$115,028	$713,124	$8,576	$94,427	$123,604	$807,551	$931,155	$173,288

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollar amounts in thousands)

												Life on
												which
					Costs							depreciation
					capitalized						Date of	on latest
			Initial cost		subsequent		Gross Amount at which				Construction	income
Office			to company		to acquisition (a)		carried at close of period				or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Bluemont Lakes Financial Center	Fargo, ND	$4,355	$635	$3,298	$104	$1,377	$739	$4,675	$5,414	$2,158	03/16/2004	3	-	40
Bell Plaza	Bloomington, MN	28,122	6,912	34,180	—	6,331	6,912	40,511	47,423	15,715	08/13/2015	3	-	40
Trustmark	Fargo, ND	6,390	2,089	4,718	17	6,738	2,106	11,456	13,562	2,433	08/28/2020	—	40	—
Four Points	Fargo, ND	—	70	1,238	11	175	81	1,413	1,494	645	10/18/2007	5	-	40
Goldmark Office Park	Fargo, ND	11,246	1,160	11,788	324	9,178	1,484	20,966	22,450	6,869	07/01/2007	1	-	40
Great American Bldg	Fargo, ND	948	511	1,290	22	447	533	1,737	2,270	889	02/01/2005	28	-	40
Midtown Plaza	Minot, ND	1,012	30	1,213	—	97	30	1,310	1,340	667	01/01/2004	5	-	40
Parkway office building (FKA Echelon)	Fargo, ND	1,473	278	1,491	43	82	321	1,573	1,894	740	05/15/2007	9	-	40
Wells Fargo Center	Duluth, MN	—	600	5,751	(115)	(1,645)	485	4,106	4,591	1,626	07/11/2007	4	-	40
Total		$53,546	$12,285	$64,967	$406	$22,780	$12,691	$87,747	$100,438	$31,742

Life on
which
Costs	depreciation
capitalized	Date of	on latest
Initial cost	subsequent	Gross Amount at which	Construction	income
Retail	to company	to acquisition (a)	carried at close of period	or	statement is
Property	Physical Location	Encumbrances	Land	Buildings	Land	Buildings	Land	Buildings	Total	Depreciation	Acquisition	computed
Dairy Queen	Dickinson, ND	—	328	658	1	—	328	659	987	229	01/19/2012	40
Dairy Queen	Moorhead, MN	—	243	787	2	—	245	787	1,032	289	05/13/2011	20
Walgreens	Alexandria, LA	—	1,090	2,973	—	—	1,090	2,973	4,063	1,192	12/18/2009	28	-	40
Walgreens	Batesville, AR	3,714	473	6,405	—	—	473	6,405	6,878	2,643	07/09/2009	40
Walgreens	Denver, CO	2,745	2,349	2,358	—	—	2,349	2,358	4,707	860	06/14/2011	40
Walgreens	Fayetteville, AR	2,737	589	4,732	—	—	589	4,732	5,321	1,952	07/09/2009	40
Walgreens	Laurel, MS	—	1,280	2,984	—	—	1,280	2,984	4,264	1,156	07/30/2010	40
Total	$9,196	$6,352	$20,897	$3	$-	$6,354	$20,898	$27,252	$8,321
Grand Totals	$567,743	$142,263	$827,743	$10,299	$119,473	$152,561	$947,217	$1,099,778	$226,177

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollar amounts in thousands)

Notes:

(a)	The costs capitalized subsequent to acquisition is net of dispositions.
(b)	The changes in total real estate investments for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Balance at January 1,	$1,095,415	$970,804	$971,148
Purchase of real estate investments	75,499	126,524	11,875
Sale and disposal of real estate investment	(16,138)	(10,236)	(8,882)
Property held for sale	(4,029)	1,673	(1,673)
Provision for asset impairment	(735)	—	(2,603)
Construction in progress not yet placed in service	9,327	6,650	939
Balance at December 31,	$1,159,339	$1,095,415	$970,804

(c)	The changes in accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Balance at January 1,	$237,416	$214,584	$194,849
Depreciation expense	26,423	24,580	23,257
Property held for sale	(1,299)	110	(110)
Sale and disposal of real estate investment	(5,589)	(1,858)	(3,412)
Balance at December 31,	$256,951	$237,416	$214,584

(d)	The aggregate cost of our real estate for federal income tax purposes is $876,331.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

SCHEDULE IV – MORTGAGE LOANS ON REAL ESTATE

December 31, 2025

(Dollar amounts in thousands)

Sterling Real Estate Trust
Schedule IV - Mortgage Loans on Real Estate
December 31, 2025

				(in thousands)
Location	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Face Amount of Mortgages	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
United States - MN	7.25%	2026	Principal and interest until maturity	$—	$2,308	$2,308	$—
United States - MN	12.00%	2027	Interest only until maturity	—	1,500	1,500	—
Other	N/A	N/A	N/A	—	7	7	—
Totals				$—	$3,815	$3,815	$—

			Year Ended December 31,
			2025	2024	2023
Reconciliation of mortgage loans:
	Balance at beginning of year		$9,484	$8,885	$8,448
	Additions:
		Advances on loans	3,305	1,515	2,991
	Deductions:
		Collection of principal	(8,974)	(916)	(2,554)
	Balance at end of year		$3,815	$9,484	$8,885

Exhibit Index

		Filed	Incorporated by reference
Exhibit		here		Period		Filing
number	Exhibit Description	with	Form	ending	Exhibit	Date
3.1	Articles of Organization of Sterling Real Estate Trust filed December 3, 2002		10-12G		3.1	03/10/11
3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014		8-K		5.02	06/24/14
3.3	Amended and Restated Bylaws dated June 2, 2020		8-K		3.1	06/03/20
4.1	Sterling Third Amended and Restated Declaration of Trust dated June 23, 2016		8-K		4.1	06/29/16
4.2	Amended and Restated Share Redemption Plan effective June 20, 2024		8-K		10.1	07/11/24
4.3	Amended and Restated Unit Repurchase Plan effective June 20, 2024		8-K		10.2	07/11/24
4.4	Description of Registrant’s Securities		10-K	12/31/2019	4.11	03/13/20
10.1	Third Amended and Restated Agreement of Limited Liability Limited Partnership of Sterling Properties, LLLP dated January 1, 2014		8-K		5.04	06/24/14
10.2	Amended and Restated Dividend Reinvestment Plan effective January 1, 2025		8-K		10.3	07/11/24
10.3	Amendment to Certificate of Limited Liability Partnership of Sterling Properties, LLLP dated August 1, 2014		8-K		5.03	06/24/14
10.4	Form of Secured Promissory Note (15-Year Note) dated as of December 19, 2014		8-K		10.3	12/23/14
10.5	Form of Secured Promissory Note (10-Year Note) dated as of December 19, 2014		8-K		10.4	12/23/14
10.6	Form of Mortgage, Security Agreement and Fixture Filing dated as of December 19, 2014		8-K		10.5	12/23/14
10.7	Form of Promissory Note dated as of December 19, 2014		8-K		10.6	12/23/14
10.8	Form of Mortgage dated as of December 19, 2014		8-K		10.7	12/23/14
10.9	Form of Commercial Security Agreement dated as of December 19, 2014		8-K		10.8	12/23/14
10.10	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan approved June 18, 2015		8-K		10.1	06/23/15
10.11	Form of Promissory Note dated as of August 13, 2015		8-K		10.2	08/18/15
10.12	Form of Mortgage, Security Agreement and Fixture Filing dated as of August 13, 2015		8-K		10.3	08/18/15
10.13	Amendment No. 1 to Amended and Restated Independent Trustee Stock Plan		8-K		99.3	04/04/18
10.14	Amended and Restated Sterling Real Estate Trust Independent Trustee Common Shares Plan dated March 25, 2021		8-K		10.1	03/31/21
10.15	Fifteenth Amended and Restated Advisory Agreement effective April 1, 2025		8-K		10.1	03/25/25
10.16	Bell Bank Promissory Note, dated December 29, 2022 between Bell Bank and Sterling Properties, LLLP, together with commercial Guaranty of Sterling Real Estate Trust, dated December 29, 2022		8-K		10.1	01/04/23
10.17	Bell Bank Promissory Note, dated June 25, 2024, between Bell Bank and Sterling Properties, LLLP, together with Commercial Guaranty of Sterling Real Estate Trust, dated June 25, 2024		8-K		10.1	07/03/24
10.18	Credit Agreement, dated July 12, 2024, between Gate City Bank and Sterling Properties, LLLP, together with Commercial Guaranty of Sterling Real Estate Trust, dated July 12, 2024		8-K		10.1	07/18/24
10.19	Guaranty Agreement, dated July 12, 2024, between Gate City Bank and Sterling Properties, LLLP, together with Commercial Guaranty of Sterling Real Estate Trust, dated July 12, 2024		8-K		10.2	07/18/24
10.20	Revolving Promissory Note, dated February 26, 2025, between Sterling Real Estate Trust and Sterling Office and Industrial Properties, LLLP		8-K		10.1	03/03/25
10.21	Revolving Promissory Note, dated June 25, 2025, between Sterling Real Estate Trust and Sterling Office and Industrial Properties, LLLP		8-K		10.1	06/30/25
10.22	Credit Agreement, dated November 21, 2025, between Gate City Bank and Sterling Properties, LLLP, together with Commercial Guaranty of Sterling Real Estate Trust, dated November 21, 2025		8-K		10.1	11/25/25
10.23	Credit Agreement, dated November 21, 2025, between Gate City Bank and Sterling Properties, LLLP, together with Commercial Guaranty of Sterling Real estate Trust, dated November 21, 2025		8-K		10.3	11/25/25
10.24	First Amendment to Revolving Promissory Note and Loan Agreement		8-K		10.1	12/18/25
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm - RSM, LLP	X
31.1	Section 302 Certification of Chief Executive Officer	X
31.2	Section 302 Certification of Chief Financial Officer	X
32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer	X
101

The following materials from Sterling Real Estate Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) Consolidated Statements of Operations and Comprehensive Income for years ended December 31, 2025, 2024 and 2023; (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, 2024

		X

and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and; (v) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File, formatted in IXBRL and contained in Exhibit 101	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2026

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth P. Regan (Kenneth P. Regan)	Chief Executive Officer and Trustee (Principal Executive Officer)	March 11, 2026

/s/ Megan E. Schreiner (Megan E. Schreiner)	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2026

/s/ Lance R. Wolf (Lance R. Wolf)	Chairman of the Board of Trustees	March 11, 2026

/s/ Timothy L. Haugen (Timothy L. Haugen)	Trustee	March 11, 2026

/s/ Timothy A. Hunt (Timothy A. Hunt)	Trustee	March 11, 2026

/s/ Michelle L. Korsmo (Michelle L. Korsmo)	Trustee	March 11, 2026

/s/ Mark T. Polovitz (Mark T. Polovitz)	Trustee	March 11, 2026

/s/ James S. Wieland (James S. Wieland)	Trustee	March 11, 2026