Form 10-Q
period 2026-03-31
Sterling Real Estate Trust
filed 2026-05-06
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2026
Common Shares of Beneficial Interest, $0.01 par value per share	13,346,610

STERLING REAL ESTATE TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

as of March 31, 2026 (UNAUDITED) and December 31, 2025

	March 31,	December 31,
	2026	2025

	(in thousands)
ASSETS
Real estate investments
Land	$156,014	$152,561
Buildings and improvements	966,546	947,217
Furniture, fixtures and equipment	35,996	35,535
Construction in progress	30,851	24,026
Real estate investments	1,189,407	1,159,339
Less accumulated depreciation	(261,123)	(256,951)
Real estate investments, net	928,284	902,388
Cash and cash equivalents	5,337	7,764
Restricted deposits	10,323	9,812
Investment in unconsolidated affiliates	29,854	29,791
Notes receivable	1,500	1,500
Notes receivable, affiliates	2,315	2,315
Assets held for sale	4,552	2,832
Lease intangible assets, less accumulated amortization	1,743	1,998
Other assets, net	19,403	20,228

Total Assets	$1,003,311	$978,628

LIABILITIES
Mortgage notes payable, net	$529,885	$511,737
Mortgage notes payable, net, affiliates	53,203	53,797
Notes payable, affiliate	—	10,000
Lines of credit	29,496	16,579
Dividends payable	10,311	9,589
Tenant security deposits payable	9,161	8,670
Lease intangible liabilities, less accumulated amortization	144	177
Liabilities related to assets held for sale	4,230	4,243
Accrued expenses and other liabilities	25,857	28,244
Total Liabilities	662,287	643,036

COMMITMENTS and CONTINGENCIES - Note 14

SHAREHOLDERS' EQUITY
Beneficial interest	160,224	159,383
Noncontrolling interest
Operating partnership	161,614	159,935
Partially owned properties	12,476	9,849
Accumulated other comprehensive income	6,710	6,425
Total Shareholders' Equity	341,024	335,592

	$1,003,311	$978,628

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED March 31, 2026 and 2025 (UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025

	(in thousands, except per share data)
Income from rental operations
Real estate rental income	$44,147	$42,180
Expenses
Expenses from rental operations
Operating expenses	18,843	17,836
Real estate taxes	4,512	3,860
Depreciation and amortization	7,755	7,025
Interest	7,083	6,270
	38,193	34,991
Administration of REIT	1,601	1,500
Total expenses	39,794	36,491
Income from operations	4,353	5,689

Other income (loss)
Equity in losses of unconsolidated affiliates	845	(919)
Other income	333	137
Gain on involuntary conversion	239	—
Total other income (loss)	1,417	(782)
Net income	$5,770	$4,907
Net income (loss) attributable to noncontrolling interest:
Operating partnership	3,437	3,031
Partially owned properties	(61)	(230)
Net income attributable to Sterling Real Estate Trust	$2,394	$2,106

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.18	$0.16

Comprehensive income
Net income	$5,770	$4,907
Other comprehensive (loss) income:
Gain on cash flow hedges	848	(1,994)
Cash flow hedge losses reclassified to earnings	(563)	(788)
Total other comprehensive gain	285	(2,782)
Total comprehensive income	6,055	2,125
Comprehensive income attributable to noncontrolling interest	3,545	1,159
Comprehensive income attributable to Sterling Real Estate Trust	$2,510	$966

Weighted average common shares outstanding, basic and diluted	13,253	12,900

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED March 31, 2026 and 2025 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2024	12,829	$205,020	$(51,186)	$153,834	$154,353	$9,290	$11,461	$328,938
Shares/units redeemed	(50)	(1,146)	—	(1,146)	(1,434)	—	—	(2,580)
Dividends and distributions declared ($0.3000 per share/unit)	—	—	(3,867)	(3,867)	(5,565)	—	—	(9,432)
Dividends reinvested - stock dividend	91	2,066	—	2,066	—	—	—	2,066
Issuance of shares under optional purchase plan	22	529	—	529	—	—	—	529
Owner Contribution	—	—	—	—	—	1,000	—	1,000
Total other comprehensive loss	—	—	—	—	—	—	(2,782)	(2,782)
Net income (loss)	—	—	2,106	2,106	3,031	(230)	—	4,907
BALANCE AT MARCH 31, 2025	12,892	$206,469	$(52,947)	$153,522	$150,385	$10,060	$8,679	$322,646

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2025	13,140	$212,282	$(52,899)	$159,383	$159,935	$9,849	$6,425	$335,592
Contribution of assets in exchange for UPREIT partnership units	-	-	-	-	8,551	-	-	8,551
Shares/units redeemed	(16)	(391)	-	(391)	(1,533)	-	-	(1,924)
Dividends and distributions declared ($0.3188 per share/unit)	-	-	(4,224)	(4,224)	(6,088)	-	-	(10,312)
Dividends reinvested - stock dividend	86	2,080	-	2,080	-	-	-	2,080
Issuance of shares under optional purchase plan	39	982	-	982	-	-	-	982
Owner contribution reclassification	-	-	-	-	(2,688)	2,688	-	-
Total other comprehensive income	-	-	-	-	-	-	285	285
Net income (loss)	-	-	2,394	2,394	3,437	(61)	-	5,770
BALANCE AT MARCH 31, 2026	13,249	$214,953	$(54,729)	$160,224	$161,614	$12,476	$6,710	$341,024

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2026 and 2025 (UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
OPERATING ACTIVITIES
Net income	$5,770	$4,907
Adjustments to reconcile net income to net cash provided by operating activities
Gain on involuntary conversion	(239)	—
Equity in loss of unconsolidated affiliates	(845)	919
Depreciation	6,709	6,613
Amortization	1,046	412
Amortization of debt issuance costs	180	131
Effects on operating cash flows due to changes in
Other assets	2,549	(6,056)
Tenant security deposits payable	491	309
Accrued expenses and other liabilities	(2,842)	(3,910)
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,819	3,325
INVESTING ACTIVITIES
Purchase of real estate investment properties	(18,165)	—
Capital expenditures and tenant improvements	(8,952)	(4,469)
Payments from sale of real estate investments and non-real estate investments	(12)	(17)
Investment in unconsolidated affiliates	—	(567)
Distributions in excess of earnings received from unconsolidated affiliates	782	786
Notes receivable issued net of payments received	—	(904)
NET CASH USED IN INVESTING ACTIVITIES	(26,347)	(5,171)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(219)	—
Principal payments on special assessments payable	(309)	(203)
Proceeds from issuance of mortgage notes payable, net of financing costs	29,630	—
Principal payments on mortgage notes payable	(11,955)	(6,528)
Draws on lines of credit	34,920	7,074
Payments on lines of credit	(22,003)	—
Proceeds from contributions received from noncontrolling interest - partially owned properties	—	1,000
Draws (payments) on notes payable	(10,000)	—
Proceeds on notes payable, affiliate	—	10,000
Proceeds from issuance of shares under optional purchase plan	982	529
Shares/units redeemed	(1,925)	(2,580)
Dividends/distributions paid	(7,509)	(6,973)
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,612	2,319
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(1,916)	473
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	17,576	14,925
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$15,660	$15,398

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$5,337	$4,999
Restricted deposits	10,323	10,399
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$15,660	$15,398

(Continued)

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED March 31, 2026 and 2025 (UNAUDITED) (Continued)

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$6,821	$6,032

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$2,080	$2,066
Dividends declared and not paid	4,224	3,867
UPREIT distributions declared and not paid	6,089	5,565
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	8,551	—
Increase in land improvements due to increase in special assessments payable	25	3,320
Accrued capital expenditures	3,764	1,433
Total other comprehensive income (loss)	285	(2,782)
Acquisition of assets through assumption of debt and liabilities	63	—
Capitalized interest and real estate taxes related to construction in progress	100	68

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

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

Sterling previously established an operating partnership (Sterling Properties, LLLP or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of March 31, 2026 and December 31, 2025, Sterling owned approximately 40.96% and 41.11%, respectively, of the Operating Partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended 2025, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three months ended March 31, 2026. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of March 31, 2026, the Trust owned approximately 40.96% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the redemptions plans, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

March 31, 2026 and 2025 (UNAUDITED)

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

Based on evaluation, there were no impairment losses during the three months ended March 31, 2026 and 2025.

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

We follow ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of March 31, 2026 and December 31, 2025, we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2022.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Reclassifications

Certain classifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year’s presentation.  These reclassifications have not changed the results of operations or total shareholders’ equity.

During the three months ended March 31, 2026, the Trust recorded a reclassification of $2,688 from noncontrolling interest – operating partnership to noncontrolling interest – partially owned properties within owner contribution reclassification on the consolidated statement of shareholders’ equity . The reclassification did not affect total shareholders’ equity, net income, funds from operations, or previously reported cash flows.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of March 31, 2026, all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three months ended March 31, 2026 and therefore, basic earnings per common share was equal to diluted earnings per common share for both periods.

For the three months ended March 31, 2026 and 2025, Sterling’s denominators for the basic and diluted earnings per common share were approximately 13,253,000 and 12,900,000, respectively.

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

March 31, 2026 and 2025 (UNAUDITED)

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

Each of the operating segments are directly responsible for revenue and expenses related to their operations, including direct segment general and administrative expenses. The CODM assesses the performance of each operating segment using information about operating income (loss) as the primary measure of performance but does not evaluate segments using discrete asset information. There were no material inter-segment transactions during the three months ended March 31, 2026 and 2025, and the Company does not allocate depreciation and amortization, interest, administration of REIT, loss on impairment of property or other income (loss) to the operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

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

Segment Revenues and Net Operating Income

The revenues and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three months ended March 31, 2026 and 2025, along with reconciliations to the consolidated financial statements. Segment assets are also reconciled to Total Assets as reported in the consolidated financial statements.

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$39,299	$4,848	$44,147	$37,191	$4,989	$42,180
Real Estate Expenses
Real Estate Taxes	4,053	459	4,512	3,394	466	3,860
Property Management	5,165	229	5,394	4,915	235	5,150
Utilities	4,111	274	4,385	3,721	282	4,003
Repairs and Maintenance	7,161	423	7,584	6,599	524	7,123
Insurance	1,444	36	1,480	1,527	33	1,560
Expenses from rental operations	21,934	1,421	23,355	20,156	1,540	21,696
Net operating income	$17,365	$3,427	$20,792	$17,035	$3,449	$20,484
Depreciation and amortization [1]			7,755			7,025
Interest [1]			7,083			6,270
Administration of REIT [1]			1,601			1,500
Other income (expense) [1]			(1,417)			782
Net income			$5,770			$4,907

1The financial information provided to the CODM for these expense categories are not reflected by segment to evaluate performance of our reportable segments.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Assets and Accumulated Depreciation

As of March 31, 2026	Residential	Commercial	Total

	(in thousands)
Real estate investments	$1,023,021	$166,386	$1,189,407
Accumulated depreciation	(207,896)	(53,227)	(261,123)
Total real estate investments, net	$815,125	$113,159	$928,284
Lease intangible assets, less accumulated amortization	238	1,505	1,743
Cash and cash equivalents			5,337
Restricted deposits			10,323
Investment in unconsolidated affiliates			29,854
Notes receivable			1,500
Notes receivable, affiliates			2,315
Assets held for sale			4,552
Other assets, net			19,403
Total Assets			$1,003,311

As of December 31, 2025	Residential	Commercial	Total

	(in thousands)
Real estate investments	$989,224	$170,115	$1,159,339
Accumulated depreciation	(202,714)	(54,237)	(256,951)
Total real estate investments, net	$786,510	$115,878	$902,388
Lease intangible assets, less accumulated amortization	365	1,633	1,998
Cash and cash equivalents			7,764
Restricted deposits			9,812
Investment in unconsolidated affiliates			29,791
Notes receivable			1,500
Notes receivable, affiliates			2,315
Assets held for sale			2,832
Other assets, net			20,228
Total Assets			$978,628

NOTE 4 – restricted deposits and funded reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of March 31,	As of December 31,
	2026	2025

	(in thousands)
Tenant security deposits	$8,692	$8,272
Real estate tax and insurance escrows	1,265	1,198
Replacement reserves	366	342
	$10,323	$9,812

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 5 – CONSOLIDATED VARIABLE INTEREST ENTITIES

			Total Assets in Consolidated Affiliates at		Total Liabilities of Consolidated Affiliates at
Consolidated Affiliates	Date Acquired	Trust Ownership Interest	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Sterling Northland, LLC	2015	70%	$36,027	$35,822	$29,081	$29,056
SRENOR1, LLC & SRENOR2, LLC	2024	60%	68,608	68,704	51,733	51,403
SE Rosemount, LLC	2025	75%	17,159	13,038	6,500	2,348
			$121,794	$117,564	$87,314	$82,807

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

The following is a summary of the financial position of the consolidated variable interest entities at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025

	(in thousands)
ASSETS
Real estate investments	$134,374	$130,741
Accumulated depreciation	(18,902)	(18,751)
Total Real Estate Investments, net	115,472	111,990
Cash and cash equivalents	3,006	2,669
Restricted deposits	933	726
Financing and lease costs, net	886	584
Other assets, net	1,497	1,595
Total Assets	$121,794	$117,564

LIABILITIES
Mortgage notes payable, net	$83,441	$80,216
Tenant security deposits payable	580	547
Accrued expenses and other liabilities	3,293	2,044
Total Liabilities	87,314	82,807
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	34,480	34,757

Total liabilities and shareholders' equity	$121,794	$117,564

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of results of operations of the consolidated variable interest entities for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025

	(in thousands)
Income from rental operations	$3,615	$3,530
Expenses from rental operations	1,663	1,683
Net operating income	1,952	1,847
Depreciation and amortization	964	1,145
Interest	1,125	1,175
Other (income) expense	(19)	92
Net loss	$(118)	$(565)

NOTE 6 – INVESTMENT IN UNCONSOLIDATED AFFILIATES

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at		Total Assets in Unconsolidated Affiliates at		Total Liabilities of Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Banner Building	2007	66.67%	$1,357	$1,347	$8,434	$8,470	$6,455	$6,505
Grand Forks INREIT, LLC	2003	50%	5,318	5,417	19,285	19,848	8,651	9,015
SE Savage, LLC	2019	60%	(923)	(575)	28,268	28,783	29,806	30,274
SE Maple Grove, LLC	2019	60%	251	553	25,946	26,394	26,374	26,545
SE Rogers, LLC	2020	60%	(63)	40	27,482	28,040	27,712	28,210
ST Oak Cliff, LLC	2021	70%	5,775	5,930	44,587	45,608	36,200	37,073
SE Brooklyn Park, LLC	2021	60%	(21)	144	26,287	26,535	26,314	26,398
ST Fossil Creek, LLC	2022	70%	6,357	5,333	46,536	46,131	37,956	39,013
SHG Emory North Liberty, LLC	2024	99%	10,797	11,027	12,175	12,241	654	482
			$28,848	$29,216	$239,000	$242,050	$200,122	$203,515

Negative investments presented in accrued expenses and other liabilities			1,006	575

Total investment in unconsolidated affiliates			$29,854	$29,791

Banner Building - the Operating Partnership owns a 66.67% interest as tenant in common in an office building in Fargo, North Dakota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

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

SE Brooklyn Park, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Brooklyn Park, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,294 and $2,294 at March 31, 2026 and December 31, 2025, respectively. The note is included in Notes receivable, affiliates on the consolidated balance sheet at March 31, 2026 and December 31, 2025.

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

●	SHG owns a 50% interest in Emory North Liberty, LC (“ENL”), a limited company that is developing a multifamily property located in North Liberty, Iowa. SHG has determined that it does not control the key decision-making rights of ENL and is not the primary beneficiary of the entity. Accordingly, EBL is not consolidated by SHG and is also accounted for as an unconsolidated affiliated under the equity method from the date of acquisition.

●	Sterling’s investment in ENL is indirect and is reflected solely through its equity method investment in SHG. Accordingly, ENL is not presented separately in the Company’s unconsolidated affiliate tables. However, the Company considers the underlying activities of ENL to be meaningful to an understanding of its investment in SHG. As of March 31, 2026, ENL had total assets of approximately $55,225 and total liabilities of approximately $33,308, consisting primarily of project-level development and construction financing.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025

	(in thousands)
ASSETS
Real estate investments	$272,104	$272,102
Accumulated depreciation	(52,126)	(51,086)
Total Real Estate Investments, net	219,978	221,016
Cash and cash equivalents	3,782	6,130
Restricted deposits	2,203	1,451
Investment in unconsolidated affiliates	11,691	11,758
Financing and lease costs, net	689	710
Other assets, net	657	985
Total Assets	$239,000	$242,050

LIABILITIES
Mortgage notes payable, net	$195,971	$196,774
Tenant security deposits payable	422	428
Accrued expenses and other liabilities	3,729	6,313
Total Liabilities	200,122	203,515
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	38,878	38,535

Total liabilities and shareholders' equity	$239,000	$242,050

The following is a summary of results of operations of the unconsolidated affiliates for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025

	(in thousands)
Income from rental operations	$7,296	$7,380
Expenses from rental operations	3,259	3,237
Net operating income	4,037	4,143
Depreciation and amortization	1,062	3,352
Interest	1,820	1,850
Other income (expense)	19	(162)
Net income (loss)	$1,174	$(1,221)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of March 31, 2026	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,274	$(14,815)	$1,459
Above-market leases	1,378	(1,094)	284
	$17,652	$(15,909)	$1,743
Lease Intangible Liabilities
Below-market leases	$(1,309)	$1,165	$(144)

	Lease	Accumulated	Lease
As of December 31, 2025	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,744	$(15,051)	$1,693
Above-market leases	1,377	(1,072)	305
	$18,121	$(16,123)	$1,998
Lease Intangible Liabilities
Below-market leases	$(2,107)	$1,930	$(177)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2026 (April - December)	$540	$44
2027	375	38
2028	308	19
2029	207	17
2030	101	12
Thereafter	212	14
	$1,743	$144

NOTE 8 – LINES OF CREDIT

The trust maintains a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank (formerly Bremer Bank), which expires in December 2026 and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank (formerly Bremer Bank), which expires December 2026. We also have a $20,000 variable rate (Prime minus 0.75%) line of credit agreement with Gate City Bank, which expires in November  2028  and a $20,000 variable rate (Prime minus 1.50%) line of credit agreement with Gate City Bank, which expires in November 2028. The lines of credit are secured by specific properties. At March 31, 2026, the lines of credit have $48,415 available and an unused balance of $18,919 under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. As of March 31, 2026, and December 31, 2025,  there was an outstanding balance of $29,496, and $16,579, respectively. The Trust anticipates it will hold it as a cash resource to the Trust.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage,  debt to net worth ratios, and debt yield ratios.

NOTE 9 - NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	March 31,	December 31,
	2026	2025
	(in thousands)
Mortgage notes payable, net (a)	$532,142	$513,947
Mortgage notes payable, net, affiliates	53,203	53,797
Less unamortized debt issuance costs	2,257	2,210
	$583,088	$565,534

(a)	Includes $134,996 and $123,120 of variable rate mortgage debt that was swapped to a fixed rate at March 31, 2026 and December 31, 2025, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2026 (April - December)	$75,479
2027	80,141
2028	47,971
2029	92,323
2030	86,326
Thereafter	200,848
Total payments	$583,088

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

As of March 31, 2026, the Trust used 17 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. During the next 12 months, the Trust estimates that an additional $2,109 will be reclassified as a decrease to interest expense.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps as of March 31, 2026, which effectively convert on month floating rate LIBOR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$5,866	3.15%	November 1, 2029
November 1, 2019	$4,083	3.28%	November 1, 2029
January 10, 2020	$2,672	3.39%	January 10, 2030
December 2, 2020	$11,148	2.91%	December 2, 2027
July 1, 2021	$23,418	2.99%	July 1, 2031
November 10, 2021	$26,104	3.54%	August 1, 2029
December 1, 2021	$9,810	3.32%	December 1, 2031
August 15, 2022	$1,334	3.07%	June 15, 2030
August 15, 2022	$2,585	3.07%	June 15, 2030
August 15, 2022	$1,442	2.94%	June 15, 2030
August 15, 2022	$3,816	2.94%	June 15, 2030
May 10, 2023	$4,368	2.79%	June 10, 2030
April 15, 2024	$9,163	3.57%	May 15, 2032
April 15, 2024	$3,577	3.57%	May 15, 2032
April 15, 2024	$12,727	3.57%	May 15, 2032
January 6, 2026	$8,554	5.88%	December 23, 2030
January 21, 2026	$4,329	5.85%	January 15, 2031

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest rate swaps	17	15	$134,996	$123,120

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 10 to the consolidated financial statements.

	March 31, 2026		December 31, 2025
Derivatives designated as
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$9,113	Other assets, net	$8,949

The carrying amount of the swaps have been adjusted to their fair value at the end of the quarter, which because of changes in forecasted levels of SOFR, resulted in reporting an asset and liability for the fair value of the future net payments forecasted under the swap. The interest rate swap is accounted for as an effective hedge in accordance with ASC 815-20 whereby it is recorded at fair value and changes in fair value are recorded to comprehensive income.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive loss (income) for the quarter ended March 31, 2026 and 2025:

		Location of Gain
		Reclassified from
Derivatives in		Accumulated other	Amount of Gain (Loss)
Cash Flow Hedging	Total Comprehensive	Comprehensive Income	Reclassified from
Relationships	(Loss) Income	(AOCI) into Income	AOCI into Income
	2026		2026
Interest rate swaps	$285	Interest expense	$(564)
	2025		2025
Interest rate swaps	$2,782	Interest expense	$(789)

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of March 31, 2026, the termination value of derivatives in an asset position was $9,113. As of March 31, 2026, the Trust has pledged the properties related to the loans which are hedged as collateral.

NOTE 11 - FAIR VALUE MEASUREMENT

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	March 31, 2026		December 31, 2025
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$1,500	$1,487	$1,500	$1,500
Notes receivable, affiliates	$2,315	$2,216	$2,315	$2,192
Derivative assets	$9,113	$9,113	$8,949	$8,949

Financial liabilities:
Lines of Credit	$29,496	$29,496	$16,579	$16,579
Mortgage notes payable	$532,142	$482,347	$513,947	$471,230
Mortgage notes payable, affiliates	$53,203	$52,016	$53,797	$54,548
Derivative liabilities	$145	$145	$153	$153

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

March 31, 2026 and 2025 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2026
Derivative assets	$—	$9,113	$—	$9,113
Derivative liabilities	$—	$145	$—	$145

December 31, 2025
Derivative assets	$—	$8,949	$—	$8,949
Derivative liabilities	$—	$153	$—	$153

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

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2026
Lines of Credit	$—	$—	$29,496	$29,496
Mortgage notes payable	$—	$—	$482,347	$482,347
Mortgage notes payable, affiliate	$—	$—	$52,016	$52,016
Notes receivable	$—	$—	$1,487	$1,487
Notes receivable, affiliate	$—	$—	$2,216	$2,216

December 31, 2025
Lines of Credit	$—	$—	$16,579	$16,579
Mortgage notes payable	$—	$—	$471,230	$471,230
Mortgage notes payable, affiliate	$—	$—	$54,548	$54,548
Notes receivable	$—	$—	$1,500	$1,500
Notes receivable, affiliate	$—	$—	$2,192	$2,192

Mortgage notes payable:  The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used ranged from 5.95% to 5.95% at March 31, 2026 and ranged from 5.75% to 5.75% at December 31, 2025.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 12.00% at March 31, 2026 and December 31, 2025.

NOTE 12 – LEASES

As of March 31, 2026, we derived 89.0% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage, and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis. Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of March 31, 2026, we derived 11.0% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations, or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

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

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended March 31, 2026
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$37,536	$3,889	$41,425
Lease income related to variable lease payments	—	1,126	1,126
Other (a)	(939)	(232)	(1,171)
Lease Income (b)	$36,597	$4,783	$41,380

(a)	For the three months ended March 31, 2026, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended March 31, 2026 of $2,768, which is accounted for under the revenue recognition standard.

	Three months ended March 31, 2025
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$34,961	$3,936	$38,897
Lease income related to variable lease payments	—	1,106	1,106
Other (a)	(220)	(77)	(297)
Lease Income (b)	$34,741	$4,965	$39,706

(c)	For the three months ended March 31, 2025, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(d)	Excludes other rental income for the three months ended March 31, 2025 of $2,473 respectively, which is accounted for under the revenue recognition standard.

As of March 31, 2026, non-cancelable commercial operating leases provide for future minimum rental income as follows. Apartment leases are not included as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2026 (April - December)	$13,326
2027	13,314
2028	12,509
2029	11,468
2030	9,556
Thereafter	18,699
$78,872

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 13 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Trustmark Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Trustmark Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Trustmark Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Kenneth P. Regan, by Trustee James S. Wieland, by the Trust’s President and Chief Financial Officer, Megan E. Schreiner, by the Trust’s General Counsel and Secretary Michael P. Carlson, by the Trust’s Chief Investment Officer Luke B. Swenson, and by the Trust’s Vice President David F. Perkins.  Messrs. Regan, Carlson, Swenson, and Perkins and Mmes. Schreiner all serve as officers of the Advisor. Messrs. Regan, Carlson, Swenson, and Perkins and Mmes. Schreiner all serve on the Advisor’s Board of Governors and the Board of Directors of GOLDMARK Property Management, Inc.

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

	Three Months ended March 31,
	2026	2025

	(in thousands)

Onsite staff costs, and other misc.	$4,935	$4,680
Goldmark Management fees	$1,863	$1,678
R&M related payroll and payroll related expenses	$2,497	$2,475
Sterling Management fees	$29	$26

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Advisory Agreement

We are an externally managed trust and as such, although we have a Board of Trustees and Executive Officers responsible for our management, we have no paid employees. The following is a brief description of the current fees and compensation that may be and was received by the Advisor under the Advisory Agreement, which must be renewed on an annual basis and approved by a majority of the independent trustees. The Advisory Agreement was approved by the Board of Trustees (including all the independent Trustees) on March 19, 2026, and is effective until March 31, 2027.

The below table summarizes the fees incurred to our Advisor.

	Three Months ended March 31,
	2026	2025

	(in thousands)
Fee:
Advisory	$1,213	$1,124
Acquisition	$375	$-
Financing	$38	$-
Project Management	$66	$381

The below table summarizes the fees payable to our Advisor.

	Payable at
	March 31,	December 31,
	2026	2025

	(in thousands)
Fee:
Advisory	$33	$20
Development	$101	$115
Project Management	$19	$-

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended March 31, 2026, 158,000 Operating Partnership units were issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with the acquisition of Stonebridge Apartments. The aggregate value of these units was $4,017. During the three months ended March 31, 2025 there were no Operating Partnership units issued.

Commissions

During the three months ended March 31, 2026 there were $402 real estate commissions paid to GOLDMARK Commercial Real Estate. During the three months ended March 31, 2025 there were no real estate commissions paid to GOLDMARK Commercial Real Estate. As of March 31, 2026 and December 31, 2025, there were no unpaid commissions to GOLDMARK Commercial Real Estate.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

During the three months ended March 31, 2026, there were $100 in real estate commissions paid to GOLDMARK Property Management. During the three months ended March 31, 2025, there were no commissions paid to GOLDMARK Property Management. As of March 31, 2026 and December 31, 2025, there were no unpaid commissions to GOLDMARK Property Management.

Due to Related Parties

As of March 31, 2026, and December 31, 2025, the Trust had $354 and $616, respectively, for other related party payables.

Rental Income

The Trust leases office space to certain affiliates pursuant to operating lease agreements. The table below summarizes rental income earned from affiliates.

	Three Months ended March 31,
	2026	2025

	(in thousands)
Rental Income:
Operating lease agreement with our Advisor	$35	$34
Goldmark Property Management, Inc.	$72	$70
Bell Bank	$327	$320

Debt Financing

At March 31, 2026 and December 31, 2025, the Trust had $53,203 and $53,797, respectively, of outstanding principal on loans entered into with Bell Bank. During the three months ended March 31, 2026 and 2025, the Trust incurred interest expense on debt held with Bell Bank of $555 and $571, respectively. Accrued interest as of March 31, 2026, and December 31, 2025, related to this debt was $126 and $128, respectively.

At March 31, 2026 and December 31, 2025, the Trust had $- and $10,000, respectively, of outstanding principal on loans entered into with Sterling Office and Industrial Properties, LLLP. During the three months ended March 31, 2026 and 2025, the Trust incurred interest expense on debt held with Sterling Office and Industrial Properties, LLLP of $16 and $25, respectively. Accrued interest as of March 31, 2026, and December 31, 2025, related to this debt was $- and $39, respectively.

Mezzanine Financing

The trust offers mezzanine financing to joint ventures, see note 5 for investment in unconsolidated affiliates.

Sterling issued a second mortgage financing to certain investments in unconsolidated affiliate as follows: On August 18, 2020, financing was secured with SE Maple Grove, LLC for $3,305 at a rate of 7.25% with the full amount of principal and accrued interest paid off in September 2025. On December 17, 2020, financing was secured with SE Rogers, LLC for $2,932 at a rate of 7.25% with the full amount of principal and accrued interest paid off in December 2025.  On November 5, 2021, financing was secured with SE Brooklyn Park, LLC for $3,127 at a rate of 7.25% with the full amount of principal and accrued interest due on December 10, 2026. As of March 31, 2026 and December 31, 2025, Sterling issued $2,294, and $2,294 respectively, in second mortgage financing to investments in unconsolidated affiliates.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

During the three months ended March 31, 2026 and 2025, the trust earned interest income of $64 and $142 respectively, related to the second mortgage financing.

Insurance Services

The trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Director and Officer general and liability coverage. As of March 31, 2026, and December 31, 2025, total premiums incurred for this policy were $63 and $65. As of March 31, 2025, total premiums incurred for this policy was $-.

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

NOTE 15 – DISPOSITIONS

The Trust had no dispositions during the three months ended March 31, 2026 and 2025.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 16 – ACQUISITIONS

The Trust had one acquisition during the three months ended March 31, 2026.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Net Assets Acquired
2/9/26	Stonebridge Apartments	Fargo, ND	Apartment Complex	246 units	$26,716
					$26,716

The Trust has no acquisitions during the three months ended March 31, 2025.

The table below represents a summary of the purchase accounting allocation and reconciliation to net cash consideration of the properties acquired.

	March 31,
	2026	2025
Real estate investment acquired	$26,032	$-
Assumed interest rate derivative	-	-
Acquired lease intangible assets	715	-
Assumed assets	32	-
Total Assets Acquired	$26,779	$-
Assumed loans	-	-
Other liabilities	(63)	-
Net assets acquired	26,716	-
Restricted cash proceeds related to IRC Section 1031 tax-deferred exchange	-	-
Equity/limited partnership unit consideration	(8,551)	-
Net cash consideration	$18,165	$-

NOTE 17 - SUBSEQUENT EVENTS

On April 15, 2026, we paid a dividend or distribution of $0.3188 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on March 31, 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Please see “Note Regarding Forward-Looking Statements” and “Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for more information. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made and are not guarantees of future performance.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling,” “the “Trust” or the “Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002. Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT must consist of real estate assets and that 75% of its gross income must be derived from real estate. The net income of the REIT is allocated in accordance with stock ownership in the same fashion as a regular corporation. Our real estate portfolio consisted of 176 properties containing 12,389 apartment units and approximately 1,159,000 square feet of leasable commercial space as of March 31, 2026. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of approximately $928,284, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on evaluation, there were no impairment losses during the three months ended March 31, 2026 and 2025.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the three months ended March 31, 2026 included elsewhere in this report.

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

Principal Business Activity

Sterling currently directly owns 176 properties. The Trust’s 142 residential properties are located in North Dakota, Minnesota, Missouri, Nebraska, and Texas and are principally multifamily apartment buildings. The Trust owns 34 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, and Wisconsin. The commercial properties include retail, office, industrial, and medical properties. The Trust’s mix of properties is 84.4% residential and 15.6% commercial (based on cost) with a total carrying value of $928,284 at March 31, 2026. Currently our focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

The following table represents the number of properties the Trust owns in each state as of March 31, 2026

Residential Property	Location	No. of Properties	Units
	North Dakota	120	7,941
	Minnesota	16	3,375
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		142	12,389

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	16	473,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	36,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	5	481,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		34	1,159,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $1,967 or 4.7% for the three months ended March 31, 2026, compared to the same three month-period in 2025.
●	Declared and paid dividends aggregating $0.3188 per common share for the three months ending March 31, 2026.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three months ended March 31, 2026			Three months ended March 31, 2025
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$39,299	$4,848	$44,147	$37,191	$4,989	$42,180
Real Estate Expenses
Real Estate Taxes	4,053	459	4,512	3,394	466	3,860
Property Management	5,165	229	5,394	4,915	235	5,150
Utilities	4,111	274	4,385	3,721	282	4,003
Repairs and Maintenance	7,161	423	7,584	6,599	524	7,123
Insurance	1,444	36	1,480	1,527	33	1,560
Total Real Estate Expenses	21,934	1,421	23,355	20,156	1,540	21,696
Net Operating Income	$17,365	$3,427	20,792	$17,035	$3,449	20,484
Interest			7,083			6,270
Depreciation and amortization			7,755			7,025
Administration of REIT			1,601			1,500
Other (income) expense			(1,417)			782
Net Income			$5,770			$4,907

Net Income Attributed to:
Noncontrolling Interest			$3,376			$2,801
Sterling Real Estate Trust			$2,394			$2,106
Dividends per share (1)			$0.3188			$0.3000
Earnings per share			$0.18			$0.16
Weighted average number of common shares			13,253			12,900
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $44,147 for the three months ended March 31, 2026 increased $1,967 or 4.7% in comparison to the same period in 2025. Residential property revenues increased $2,108 and commercial property revenues decreased ($141).

The following table illustrates the occupancy percentage for the periods ended indicated:

	March 31,	March 31,
	2026	2025
Residential	93.3%	92.8%
Commercial	90.2%	90.9%

Residential revenues for the three months ended March 31, 2026 increased $2,108 or 5.7% in comparison to the same period for 2025. The increase is primarily due to the acquisition of three multi-family properties offset by the sale of one multi-family property during the 12 months ended March 31, 2026. Residential revenues comprised 89.0% of total revenues for the three months ended March 31, 2026 compared to 88.2% of total revenues for the three months ended March 31, 2025. The residential occupancy rates for the three months ended March 31, 2026 increased 0.5%. This increase in occupancy was primarily driven by enhanced property-level execution including proactive resident engagement and retention strategies, targeted leasing initiatives, and strengthened digital marketing and online reputation management across the portfolio.

For the three months ended March 31, 2026, total commercial revenues decreased ($141) or (2.8%) in comparison to the same period for 2025. The decrease was primarily attributed to the disposition of three commercial properties in 2025. The commercial occupancy rates for the three months ended March 31, 2026 increased 0.7%.

Expenses

Residential expenses from operations of $21,934 during the three months ended March 31, 2026 increased $1,778, or 8.8% in comparison to the same period in 2025. The increase in expenses is primarily attributable to property acquisitions during the 12 months ended March 31, 2026.

Commercial expenses from operations of $1,421 during the three months ended March 31, 2026 decreased ($119) or (7.7%) in comparison to the same period in 2025. The decrease is primarily attributable to the disposition of three commercial properties in 2025.

Interest expense of $7,083 during the three months ended March 31, 2026 increased $813 or 13.0% in comparison to the same period in 2025. Interest expense increased due to the increase in the debt balance as a result of acquisitions and refinances as well as elevated interest rates. Interest expense as a percentage of rental income for the three months ended March 31, 2026 and 2025 was 16.0% and 14.9%, respectively.

Depreciation and amortization expense of $7,755 during the three months ended March 31, 2026 increased $730 or 10.4% in comparison to the same period in 2025. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of rental income for the three months ended March 31, 2026 and 2025 was 17.6% and 16.8%, respectively.

REIT administration expenses of $1,601 during the three months ended March 31, 2026 increased $101 or 6.7% compared to the same period in 2025. The increase is primarily attributable to the increase in assets due to the acquisitions closed during the twelve months ended March 31, 2026.

Other (income) expense was ($1,418) for the three months ended March 31, 2026, compared to expense of $782 for the same period in 2025, a favorable change of $2,200, or 281.3%. The change was primarily driven by $1,280 of income recognized in the current quarter resulting from the correction of depreciation expense that had been recorded using an incorrect methodology in prior periods. Management evaluated the cumulative impact of the depreciation error on previously issued financial statements and concluded that the effects on those prior periods were not material; accordingly, the cumulative correction was recorded in the current period. The Company also recognized a gain of $239 from an insurance claim during the quarter and a $181 favorable adjustment from the refund of previously accrued real estate taxes following the successful contest of valuations for certain properties. The remainder of the favorable change was attributable to lower miscellaneous non-operating expenses in the current period, none of which were individually significant. Each of the items described above was non-recurring in nature.

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

Construction in progress as of March 31, 2026, consists primarily of construction at several residential properties located in North Dakota and Minnesota. The Rosedale Estates has a project for a parking structure and parking lot. The current project budgeted is $7,827, of which $6,782 has been incurred. Stony Brook has an ongoing exterior remodel project with a budget of $4,278 of which $4,061 has been incurred. Both of these projects are expected to be completed and placed in service during the third quarter of 2026. Remaining construction in progress projects are primarily related to building and roof system, roof replacements on multiple residential properties, residential exterior window systems, and new deck systems on multiple residential properties.

The Trust has one on-going development through ventures in unconsolidated affiliates.

Emory North Liberty is a development project that is underway in North Liberty, Iowa. As of March 31, 2026, phase II is in process and anticipated to be completed in Q4 2026. Phase II has a budget of $41,724 of which $21,888 has been incurred.

SE Rosemount, LLC is a development project that is underway in Rosemount, MN. The current project budget approximates $64,200, of which $17,376 has been incurred as of March 31, 2026.

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

The following tables include calculations of FFO and the reconciliations to net income, the three months ended March 31, 2026 and 2025, respectively. We believe these calculations are the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended March 31, 2026		Three months ended March 31, 2025
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,394	13,253	$2,106	12,900

Adjustments:
Noncontrolling Interest - Operating Partnership Units	3,437	18,972	3,031	18,566
Depreciation & Amortization from continuing operations (1)	7,417		6,613
Pro rata share of unconsolidated affiliate depreciation and amortization	530		2,259
Funds from operations applicable to common shares and limited partnership units (FFO)	$13,778	32,225	$14,009	31,466
(1)	Excludes the portion allocated to noncontrolling interest in the amount of $338 and $411 for the three months ended March 31, 2026 and 2025, respectively.

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

At March 31, 2026, our unrestricted cash resources consisted of cash and cash equivalents totaling approximately $5,337. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $69,748, which could potentially be used as collateral to secure additional financing in future periods.

The Trust maintains a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank (formerly Bremer Bank), which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank (formerly Bremer Bank), which expires December 2026. We also have a $20,000 variable rate (Prime minus 1.50%) line of credit agreement with Gate City Bank, which expires in November  2028, and a $20,000 variable rate (Prime minus 0.75%) line of credit agreement with Gate City Bank, which expires in November  2028. The lines of credit are secured by specific properties. The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us.

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for us.

During the three months ended March 31, 2026, we did not sell any common shares in private placements. During the three months ended March 31, 2026, we issued 86,000 and 39,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $3,062. During the three months ended March 31, 2025, we did not sell any common shares in private placements. During the three months ended March 31, 2025, we issued 91,000 and 22,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $2,595.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the three months ended March 31, 2026, the Operating Partnership issued approximately 335,000 limited partnership units of the Operating Partnership valued at $25.50 per unit for an aggregate consideration of approximately $8,551 for the purchase of real estate investments. During the three months ended March 31, 2025, no limited partnership units were issued.

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

Lease Expirations and Occupancy

Our residential leases are for a term of one year or less. With the assistance of our property managers, we actively manage our real estate portfolio and begin discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.

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

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Net cash flows provided by operating activities	$12,819	$3,325
Net cash flows used in investing activities	$(26,347)	$(5,171)
Net cash flows provided by financing activities	$11,612	$2,319

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

Net cash provided by operating activities was $12,819 and $3,325 the three months ended March 31, 2026 and 2025, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $ (26,347) and $ (5,171) for the three months ended March 31, 2026 and 2025, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the three months ended March 31, 2026 and 2025, cash flows used in investing activities related to the acquisition of properties and capital expenditures was $27,117 and $4,469, respectively. During the three months ended March 31, 2026 and 2025, respectively, there were no proceeds from the maturity of securities. During the three months ended March 31, 2026 and 2025, respectively, there were no proceeds from the sale of real estate investments.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs, and making principal payments on mortgage notes payable.

Net cash used in financing activities was $11,612 and provided by financing activities was $2,319 for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026, we paid $7,509 in dividends and distributions, redeemed $1,925 of shares and units, received no proceeds from new mortgage notes, and made mortgage principal payments of $11,955. For the three months ended March 31, 2025, we paid $6,973 in dividends and distributions, redeemed $2,580 of shares and units, received no proceeds from new mortgage notes, and made mortgage principal payments of $6,528.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the three months ended March 31, 2026 totaling $4,224 or $0.3188 per share, of which $1,982 were cash dividends and $2,242 were reinvested under the dividend reinvestment plan. The cash dividends were paid from our $12,819 of net cash flows from operations.

We declared cash dividends to our shareholders during the three months ended March 31, 2025 totaling $3,867 or $0.3000 per share, of which $1,737 were cash dividends and $2,131 were reinvested under the dividend reinvestment plan. The cash dividends were paid from our $3,325 of net cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Cash flows provided by operations (net income of $5,770 and $4,907, respectively)	$12,819	$3,325
Distributions in excess of earnings received from unconsolidated affiliates	782	786
Proceeds from sale of real estate investments and non-real estate investments	(12)	(17)
Dividends declared	(4,224)	(3,867)
Excess	$9,365	$227

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. Through the role of general partner of the Operating Partnership, we determine the amounts of such distributions in our sole discretion.

For the three months ended March 31, 2026, we declared quarterly distributions totaling $6,089 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, 2026. Distributions were paid at a rate of $0.3188 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the three months ended March 31, 2025, we declared quarterly distributions totaling $5,565 to holders of limited partnership units in our Operating Partnership, which we paid on April 15, 2025. Distributions were paid at a rate of $0.3000 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the three months ended March 31, 2026, aggregate dividends and distributions of $3,942, were funded with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our Funds From Operations (FFO), was $13,778 for the three months ended March 31, 2026; therefore, we believe our dividend and distribution policy is sustainable over time. For the three months ended March 31, 2025, we paid aggregate dividends and distributions of $3,867 with cash flows provided by operating activities and distributions from unconsolidated affiliates. Our FFO was $14,009 as of the three months ended March 31, 2025. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2, Principal Activity and Significant Accounting Policies— Recently Issued Accounting Pronouncements, to the consolidated financial statements that are a part of this Annual Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the three months ended March 31, 2026, the Trust used 17 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $134,996 the three months ended March 31, 2026. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of March 31, 2026 the Trust had $134,996 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting occurred during the first fiscal quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operation.

Item 1A. Risk Factors.

Other than as described above, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended March 31, 2026.

Other Sales

During the three months ended March 31, 2026, we did not issue any common shares in exchange for limited partnership units of the Operating Partnership.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three months ended March 31, 2026:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2026	4,000	29,000	$24.22	2,034,000	1,847,000	$7,280
February 1-28, 2026	9,000	3,000	$24.22	2,043,000	1,850,000	$6,998
March 1-31, 2026	3,000	31,000	$24.22	2,046,000	1,881,000	$31,168
Total	16,000	63,000

For the three months ended March 31, 2026, the Trust redeemed all shares or units for which we received redemption requests. In addition, for the three months ended March 31, 2026, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective March 19, 2026, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to a maximum amount of $100,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of March 31, 2026, was $31,168. The redemption price for such shares and units redeemed under the plan was fixed at $24.22 per share or unit, which became effective January 1, 2026. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend, or suspend the redemption plan at any time if it determines to do so is in our best interest.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number	Title of Document

10.1	Sixteenth Amended and Restated Advisory Agreement, effective April 1, 2026 (incorporated by reference to Exhibit No. 10.1 to the Trust’s current report on Form 8-K filed March 23, 2026).

99.1	Amended and Restated Share Redemption Plan (incorporated by reference to Exhibit No. 99.1 to the Trust’s current report on Form 8-K filed May 1, 2026).

99.2	Amended and Restated Unit Redemption Plan (incorporated by reference to Exhibit No. 99.2 to the Trust’s current report on Form 8-K filed May 1, 2026).

99.3	Amendment No. 3 to Amended and Restated Independent Trustee Stock Plan (incorporated by reference to Exhibit No. 99.3 to the Trust’s current report on Form 8-K filed May 1, 2026).

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Interim-Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the of the Sarbanes-Oxley Act of 2002.

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline iXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2026 and December 31, 2025; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2026 and 2025; (iii) Consolidated Statements of Shareholders’ Equity for three months ended March 31, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:May 6, 2026

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Megan E. Schriener
Megan E. Schriener
Chief Financial Officer
(Principal Financial Officer)