Form 10-Q
period 2026-06-30
Sterling Real Estate Trust
filed 2026-08-05
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2026
Common Shares of Beneficial Interest, $0.01 par value per share	13,484,325

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2026 (UNAUDITED) and December 31, 2025 (AUDITED)

	June 30,	December 31,
	2026	2025

	(in thousands)
ASSETS
Real estate investments
Land	$156,209	$152,561
Buildings and improvements	969,184	947,217
Furniture, fixtures and equipment	36,010	35,535
Construction in progress	39,953	24,026
Real estate investments	1,201,356	1,159,339
Less accumulated depreciation	(266,761)	(256,951)
Real estate investments, net	934,595	902,388
Cash and cash equivalents	142	7,764
Restricted deposits	11,743	9,812
Investment in unconsolidated affiliates	28,942	29,791
Notes receivable	—	1,500
Notes receivable, affiliates	2,315	2,315
Assets held for sale	5,666	2,832
Lease intangible assets, less accumulated amortization	1,417	1,998
Other assets, net	22,724	20,228

Total Assets	$1,007,544	$978,628

LIABILITIES
Mortgage notes payable, net	$524,355	$511,737
Mortgage notes payable, net, affiliates	75,586	53,797
Notes payable, affiliate	10,000	10,000
Lines of credit	5,000	16,579
Dividends payable	10,354	9,589
Tenant security deposits payable	9,342	8,670
Lease intangible liabilities, less accumulated amortization	130	177
Liabilities related to assets held for sale	4,184	4,243
Accrued expenses and other liabilities	26,890	28,244
Total Liabilities	665,841	643,036

COMMITMENTS and CONTINGENCIES - Note 14

SHAREHOLDERS' EQUITY
Beneficial interest	160,870	159,383
Noncontrolling interest
Operating partnership	160,178	159,935
Partially owned properties	13,028	9,849
Accumulated other comprehensive income	7,627	6,425
Total Shareholders' Equity	341,703	335,592

	$1,007,544	$978,628

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME THREE AND SIX MONTHS ENDED June 30, 2026 and 2025 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$46,111	$43,000	$90,258	$85,180
Expenses
Expenses from rental operations
Operating expenses	18,878	16,631	37,721	34,466
Real estate taxes	4,409	4,222	8,921	8,082
Depreciation and amortization	7,399	6,696	15,154	13,721
Interest	7,431	6,371	14,515	12,641
	38,117	33,920	76,311	68,910
Administration of REIT	1,483	1,443	3,084	2,944
Total expenses	39,600	35,363	79,395	71,854
Income from operations	6,511	7,637	10,863	13,326

Other income (loss)
Equity in losses of unconsolidated affiliates	(485)	(979)	360	(1,898)
Other income	138	257	471	394
Gain on involuntary conversion	—	—	239	—
Total other income (loss)	(347)	(722)	1,070	(1,504)
Net income	$6,164	$6,915	$11,933	$11,822
Net income (loss) attributable to noncontrolling interest:
Operating partnership	3,659	4,083	7,096	7,114
Partially owned properties	(50)	(26)	(110)	(256)
Net income attributable to Sterling Real Estate Trust	$2,555	$2,858	$4,947	$4,964

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.19	$0.22	$0.37	$0.38

Comprehensive income
Net income	$6,164	$6,915	$11,933	$11,822
Other comprehensive (loss) income:
Gain on cash flow hedges	1,463	(674)	2,311	(2,667)
Cash flow hedge losses reclassified to earnings	(546)	(782)	(1,109)	(1,571)
Total other comprehensive gain	917	(1,456)	1,202	(4,238)
Total comprehensive income	7,081	5,459	13,135	7,584
Comprehensive income attributable to noncontrolling interest	4,150	3,200	7,694	4,361
Comprehensive income attributable to Sterling Real Estate Trust	$2,931	$2,259	$5,441	$3,223

Weighted average common shares outstanding, basic and diluted	13,345	12,977	13,300	12,939

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED June 30, 2026 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2025	13,140	$212,282	$(52,899)	$159,383	$159,935	$9,849	$6,425	$335,592
Contribution of assets in exchange for UPREIT partnership units	-	-	-	-	8,551	-	-	8,551
Shares/units redeemed	(16)	(391)	-	(391)	(1,533)	-	-	(1,924)
Dividends and distributions declared ($0.3188 per share/unit)	-	-	(4,224)	(4,224)	(6,088)	-	-	(10,312)
Dividends reinvested - stock dividend	86	2,080	-	2,080	-	-	-	2,080
Issuance of shares under optional purchase plan	39	982	-	982	-	-	-	982
Owner contribution reclassification	-	-	-	-	(2,688)	2,688	-	-
Total other comprehensive income	-	-	-	-	-	-	285	285
Net income (loss)	-	-	2,394	2,394	3,437	(61)	-	5,770
BALANCE AT MARCH 31, 2026	13,249	$214,953	$(54,729)	$160,224	$161,614	$12,476	$6,710	$341,024
Contribution of assets in exchange for UPREIT partnership units	-	-	-	-	1,494	-	-	1,494
Shares/units redeemed	(26)	(618)	-	(618)	(489)	-	-	(1,107)
Dividends and distributions declared ($0.3188 per share/unit)	-	-	(4,254)	(4,254)	(6,100)	-	-	(10,354)
Dividends reinvested - stock dividend	94	2,240	-	2,240	-	-	-	2,240
Issuance of shares under optional purchase plan	28	723	-	723	-	-	-	723
Distributions paid to consolidated real estate entity noncontrolling interest	-	-	-	-	-	(198)	-	(198)
Contributions from consolidated real estate entity noncontrolling interest	-	-	-	-	-	800		800
Total other comprehensive income	-	-	-	-	-	-	917	917
Net income (loss)	-	-	2,555	2,555	3,659	(50)	-	6,164
BALANCE AT JUNE 30, 2026	13,345	$217,298	$(56,428)	$160,870	$160,178	$13,028	$7,627	$341,703

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED June 30, 2025 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2024	12,829	$205,020	$(51,186)	$153,834	$154,353	$9,290	$11,461	$328,938
Shares/units redeemed	(50)	(1,146)	-	(1,146)	(1,434)	-	-	(2,580)
Dividends and distributions declared ($0.3000 per share/unit)	—	—	(3,867)	(3,867)	(5,565)	-	-	(9,432)
Dividends reinvested - stock dividend	91	2,066	-	2,066	-	-	-	2,066
Issuance of shares under optional purchase plan	22	529	-	529	-	-	-	529
Owner Contribution	—	—	-	-	-	1,000	-	1,000
Total other comprehensive loss	—	—	-	-	-	-	(2,782)	(2,782)
Net income (loss)	—	—	2,106	2,106	3,031	(230)	-	4,907
BALANCE AT MARCH 31, 2025	12,892	$206,469	$(52,947)	$153,522	$150,385	$10,060	$8,679	$322,646
Shares/units redeemed	(89)	(2,040)	-	(2,040)	(1,155)	-	-	(3,195)
Dividends and distributions declared ($0.3000 per share/unit)	-	-	(3,878)	(3,878)	(5,550)	-	-	(9,428)
Dividends reinvested - stock dividend	93	2,131	-	2,131	-	-	-	2,131
Issuance of shares under optional purchase plan	28	663	-	663	-	-	-	663
Total other comprehensive loss	-	-	-	-	-	-	(1,456)	(1,456)
Net income (loss)	-	-	2,858	2,858	4,083	(26)	-	6,915
BALANCE AT JUNE 30, 2025	12,924	$207,223	$(53,967)	$153,256	$147,763	$10,034	$7,223	$318,276

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED June 30, 2026 and 2025 (UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025

	(in thousands)
OPERATING ACTIVITIES
Net income	$11,933	$11,822
Adjustments to reconcile net income to net cash provided by operating activities
Gain on involuntary conversion	(239)	—
Equity in loss of unconsolidated affiliates	(360)	1,898
Depreciation	13,663	13,091
Amortization	1,491	630
Amortization of debt issuance costs	422	—
Effects on operating cash flows due to changes in
Other assets	419	(3,655)
Tenant security deposits payable	659	506
Accrued expenses and other liabilities	(232)	(3,628)
NET CASH PROVIDED BY OPERATING ACTIVITIES	27,756	20,664
INVESTING ACTIVITIES
Purchase of real estate investment properties	(18,373)	—
Capital expenditures and tenant improvements	(23,172)	(7,862)
(Payments) proceeds from sale of real estate investments and non-real estate investments	(4)	206
Proceeds from involuntary conversion	—	409
Investment in unconsolidated affiliates	—	(2,829)
Distributions in excess of earnings received from unconsolidated affiliates	1,209	1,348
Notes receivable issued net of payments received	1,500	(3,189)
NET CASH USED IN INVESTING ACTIVITIES	(38,840)	(11,917)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(1,416)	—
Principal payments on special assessments payable	(862)	(203)
Proceeds from issuance of mortgage notes payable, net of financing costs	100,581	7,500
Principal payments on mortgage notes payable	(65,027)	(15,998)
Draws on lines of credit	37,403	19,174
Payments on lines of credit	(48,982)	—
Proceeds from contributions received from noncontrolling interest - partially owned properties	800	1,000
Proceeds from issuance of shares under optional purchase plan	1,705	1,192
Shares/units redeemed	(3,031)	(5,775)
Dividends/distributions paid	(15,778)	(14,274)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,393	(7,384)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	(5,691)	1,363
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	17,576	14,925
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$11,885	$16,288

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$142	$5,687
Restricted deposits	11,743	10,601
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$11,885	$16,288

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE SIX MONTHS ENDED June 30, 2026 and 2025 (UNAUDITED)

	Six Months Ended
	June 30,
	2026	2025

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$13,833	$12,196

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$4,320	$4,197
Dividends declared and not paid	4,254	3,879
UPREIT distributions declared and not paid	6,100	5,549
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	10,045	—
Increase in land improvements due to increase in special assessments payable	25	3,320
Accrued capital expenditures	3,817	3,953
Total other comprehensive income (loss)	1,202	(4,238)
Acquisition of assets through assumption of debt and liabilities	87	—
Capitalized interest and real estate taxes related to construction in progress	228	140

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP” or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of June 30, 2026 and December 31, 2025, Sterling owned approximately 41.09% and 41.11%, respectively, of the Operating Partnership.

NOTE 2 – PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and six months ended June 30, 2026. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of June 30, 2026 the Trust owned approximately 41.09% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the individual’s respective redemption plan, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

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

June 30, 2026 and 2025 (UNAUDITED)

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

Based on our evaluation, there were no impairment losses during the three and six months ended June 30, 2026 and 2025.

Equity

The Amended and Restated Share Redemption Plan, effective March 19, 2026, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $100,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of June 30, 2026, was $30,061. The redemption price for such shares and units redeemed under the plan was fixed at $24.22 per share or unit, which became effective January 1, 2026. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

June 30, 2026 and 2025 (UNAUDITED)

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

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of June 30, 2026 and December 31, 2025 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2023.

Reclassifications

Certain classifications considered necessary for a fair presentation have been made to the prior period financial statements in order to conform to the current year’s presentation.  These reclassifications have not changed the results of operations or total shareholders’ equity.

During the three months ended March 31, 2026, the Trust recorded a reclassification of $2,688 from noncontrolling interest – operating partnership to noncontrolling interest – partially owned properties within owner contribution reclassification on the consolidated statement of shareholders’ equity. The reclassification did not affect total shareholders’ equity, net income, funds from operations, or previously reported cash flows.

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of June 30, 2026 all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three and six months ended June 30, 2026 and 2025 and, therefore, basic earnings per common share was equal to diluted earnings per common share for all periods presented.

For the six months ended June 30, 2026 and 2025, Sterling’s denominators for the basic and diluted earnings per common share were approximately 13,300,000 and 12,939,000, respectively.

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

June 30, 2026 and 2025 (UNAUDITED)

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

NOTE 3 – segment reporting

Segment information is presented in accordance with the management approach, which designates the internal reporting used by the Company's Chief Operating Decision Maker ("CODM") for making decisions regarding resource allocation and assessing performance as the source of the Company's reportable segments. The Company's segments are organized in a manner consistent with the discrete financial information regularly reviewed by the CODM for purposes of allocating resources and evaluating performance.

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses and for which separate financial information is regularly reviewed by the CODM. The Company's CODM is its Chief Executive Officer.

The Company has two reportable segments: residential and commercial properties. Residential properties consist of multifamily properties. Commercial properties consist of retail, office, industrial, and medical properties.

The CODM evaluates the operating performance of the Company's reportable segments and allocates resources primarily based on net operating income ("NOI"). NOI is the primary measure of segment profit or loss regularly reviewed by the CODM and is used to assess segment performance and allocate resources. NOI is defined as total real estate revenues less real estate expenses, which consist primarily of real estate taxes, property management fees, utilities, repairs and maintenance, and insurance.

In addition to NOI, the CODM considers occupancy levels, rental revenue trends, and operating expense trends as supplemental operating metrics when evaluating property performance. These operating metrics are supplemental indicators of performance and are not measures of segment profit or loss under ASC 280.

The Company believes NOI is a useful measure of property operating performance because it reflects the results of operations before depreciation and amortization, interest expense, administration of REIT costs, impairment charges, if any, and other income and expense items that are not considered by management to be representative of the operating performance of the underlying properties. Because NOI is not a measure determined in accordance with GAAP, it should not be considered an alternative to net income, operating income, or cash flows from operating activities.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Each operating segment is directly responsible for revenues and expenses related to its operations. The CODM is regularly provided segment-level information related to rental revenues and certain property operating expenses. The significant expense categories regularly provided to the CODM and included in the measure of segment profit or loss include:

●	Real estate taxes
●	Property management fees
●	Utilities
●	Repairs and maintenance
●	Insurance

The Company does not allocate depreciation and amortization, interest expense, administration of REIT costs, impairment charges, or other income (expense) to its reportable segments. The CODM does not allocate resources or assess segment performance using discrete asset information. There were no material intersegment transactions during the three and six months ended June 30, 2026 and 2025. The accounting policies used for segment reporting are the same as those used in preparing the Company's consolidated financial statements.

Segment Revenues Significant Expenses and Net Operating Income

The revenues, significant expense categories, and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and six months ended June 30, 2026 and 2025, together with a reconciliation to the consolidated financial statements.

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$41,138	$4,973	$46,111	$38,147	$4,853	$43,000
Real Estate Expenses
Real Estate Taxes	3,954	455	4,409	3,748	474	4,222
Property Management	5,360	224	5,584	4,812	215	5,027
Utilities	3,248	235	3,483	2,975	217	3,192
Repairs and Maintenance	8,095	435	8,530	6,515	434	6,949
Insurance	1,249	32	1,281	1,423	40	1,463
Expenses from rental operations	21,906	1,381	23,287	19,473	1,380	20,853
Net operating income	$19,232	$3,592	$22,824	$18,674	$3,473	$22,147
Depreciation and amortization [1]			7,399			6,696
Interest [1]			7,431			6,371
Administration of REIT [1]			1,483			1,443
Other income [1]			347			722
Net income			$6,164			$6,915

1Amounts not allocated to reportable segments include depreciation and amortization, interest expense, administration of REIT costs, impairment charges, and other income (expense), which are reviewed by the CODM on a consolidated basis.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$80,437	$9,821	$90,258	$75,338	$9,842	$85,180
Real Estate Expenses
Real Estate Taxes	8,007	914	8,921	7,142	940	8,082
Property Management	10,522	453	10,975	9,727	450	10,177
Utilities	7,360	509	7,869	6,696	500	7,196
Repairs and Maintenance	15,257	858	16,115	13,112	958	14,070
Insurance	2,693	69	2,762	2,950	73	3,023
Expenses from rental operations	43,839	2,803	46,642	39,627	2,921	42,548
Net operating income	$36,598	$7,018	$43,616	$35,711	$6,921	$42,632
Depreciation and amortization [1]			15,154			13,721
Interest [1]			14,515			12,641
Administration of REIT [1]			3,084			2,944
Other (expense) income [1]			(1,070)			1,504
Net income			$11,933			$11,822

1Amounts not allocated to reportable segments include depreciation and amortization, interest expense, administration of REIT costs, impairment charges, and other income (expense), which are reviewed by the CODM on a consolidated basis.

Segment Assets and Accumulated Depreciation

Although segment asset information is not regularly reviewed by the CODM for purposes of allocating resources or assessing performance, management maintains property investment information by property type and presents the following supplemental information. The following table presents segment assets and accumulated depreciation and reconciles such amounts to total assets reported in the consolidated financial statements.

As of June 30, 2026	Residential	Commercial	Total

	(in thousands)
Real estate investments	$1,036,429	$164,927	$1,201,356
Accumulated depreciation	(213,727)	(53,034)	(266,761)
Total real estate investments, net	$822,702	$111,893	$934,595
Lease intangible assets, less accumulated amortization	13	1,404	1,417
Cash and cash equivalents			142
Restricted deposits			11,743
Investment in unconsolidated affiliates			28,942
Notes receivable			—
Notes receivable, affiliates			2,315
Assets held for sale			5,666
Other assets, net			22,724
Total Assets			$1,007,544

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of December 31, 2025	Residential	Commercial	Total

	(in thousands)
Real estate investments	$989,224	$170,115	$1,159,339
Accumulated depreciation	(202,714)	(54,237)	(256,951)
Total real estate investments, net	$786,510	$115,878	$902,388
Lease intangible assets, less accumulated amortization	365	1,633	1,998
Cash and cash equivalents			7,764
Restricted deposits			9,812
Investment in unconsolidated affiliates			29,791
Notes receivable			1,500
Notes receivable, affiliates			2,315
Assets held for sale			2,832
Other assets, net			20,228
Total Assets			$978,628

NOTE 4 – Restricted deposits and FUNDED reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of June 30,	As of December 31,
	2026	2025

	(in thousands)
Tenant security deposits	$8,876	$8,272
Real estate tax and insurance escrows	1,106	1,198
Replacement reserves	296	342
Other funded reserves	1,465	—
	$11,743	$9,812

NOTE 5 – CONSOLIDATED VARIABLE INTEREST ENTITIES

			Total Assets in Consolidated Affiliates at		Total Liabilities of Consolidated Affiliates at
Consolidated Affiliates	Date Acquired	Trust Ownership Interest	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Sterling Northland, LLC	2015	70%	$35,695	$35,822	$28,587	$29,056
SRENOR1, LLC & SRENOR2, LLC	2024	60%	65,639	68,704	50,116	51,403
SE Rosemount, LLC	2025	75%	23,736	13,038	13,110	2,348
			$125,070	$117,564	$91,813	$82,807

Sterling Northland, LLC – the Operating Partnership owns a 70% interest as limited liability company in an office building in Bloomington, Minnesota.  The property is encumbered by a mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

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

The following is a summary of the financial position of the consolidated variable interest entities at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025

	(in thousands)
ASSETS
Real estate investments	$142,100	$130,741
Accumulated depreciation	(19,769)	(18,751)
Total Real Estate Investments, net	122,331	111,990
Cash and cash equivalents	(600)	2,669
Restricted deposits	830	726
Financing and lease costs, net	830	584
Other assets, net	1,679	1,595
Total Assets	$125,070	$117,564

LIABILITIES
Mortgage notes payable, net	$87,095	$80,216
Tenant security deposits payable	565	547
Accrued expenses and other liabilities	4,153	2,044
Total Liabilities	91,813	82,807
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	33,257	34,757

Total liabilities and shareholders' equity	$125,070	$117,564

The following is a summary of results of operations of the consolidated variable interest entities for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Income from rental operations	$3,635	$3,443	$7,251	$6,973
Expenses from rental operations	1,733	1,581	3,396	3,264
Net operating income	1,902	1,862	3,855	3,709
Depreciation and amortization	922	951	1,887	2,096
Interest	1,080	976	2,206	2,151
Other (income) expense	(7)	(16)	(26)	76
Net loss	$(93)	$(49)	$(212)	$(614)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 – Investment in unconsolidated affiliates

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at		Total Assets in Unconsolidated Affiliates at		Total Liabilities of Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Banner Building	2007	66.67%	$1,366	$1,347	$8,397	$8,470	$6,405	$6,505
Grand Forks INREIT, LLC	2003	50%	5,317	5,417	19,312	19,848	8,679	9,015
SE Savage, LLC	2019	60%	(1,034)	(575)	27,800	28,783	29,524	30,274
SE Maple Grove, LLC	2019	60%	41	553	25,469	26,394	26,279	26,545
SE Rogers, LLC	2020	60%	(283)	40	26,949	28,040	27,515	28,210
ST Oak Cliff, LLC	2021	70%	5,535	5,930	44,224	45,608	36,272	37,073
SE Brooklyn Park, LLC	2021	60%	(194)	144	25,760	26,535	26,037	26,398
ST Fossil Creek, LLC	2022	70%	6,109	5,333	46,504	46,131	38,277	39,013
SHG Emory North Liberty, LLC	2024	99%	10,574	11,027	12,098	12,241	798	482
			$27,431	$29,216	$236,513	$242,050	$199,786	$203,515

Negative investments presented in accrued expenses and other liabilities			1,511	575

Total investment in unconsolidated affiliates			$28,942	$29,791

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

June 30, 2026 and 2025 (UNAUDITED)

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

SE Brooklyn Park, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Brooklyn Park, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,294 and $2,294 at June 30, 2026 and December 31, 2025, respectively. The note is included in Notes receivable, affiliates on the Consolidated Balance Sheet at June 30, 2026 and December 31, 2025.

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

●	SHG owns a 50% interest in Emory North Liberty, LC (“ENL”), a limited company that is developing a multifamily property located in North Liberty, Iowa. SHG has determined that it does not control the key decision-making rights of ENL and is not the primary beneficiary of the entity. Accordingly, ENL is not consolidated by SHG and is also accounted for as an unconsolidated affiliate under the equity method from the date of acquisition.

●	Sterling’s investment in ENL is indirect and is reflected solely through its equity method investment in SHG. Accordingly, ENL is not presented separately in the Company’s unconsolidated affiliate tables. However, the Company considers the underlying activities of ENL to be meaningful to an understanding of its investment in SHG. As of June 30, 2026, ENL had total assets of approximately $61,490 and total liabilities of approximately $39,721, consisting primarily of project-level development and construction financing.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025

	(in thousands)
ASSETS
Real estate investments	$272,109	$272,102
Accumulated depreciation	(54,973)	(51,086)
Total Real Estate Investments, net	217,136	221,016
Cash and cash equivalents	4,248	6,130
Restricted deposits	1,620	1,451
Investment in unconsolidated affiliates	11,617	11,758
Financing and lease costs, net	667	710
Other assets, net	1,225	985
Total Assets	$236,513	$242,050

LIABILITIES
Mortgage notes payable, net	$195,296	$196,774
Tenant security deposits payable	428	428
Accrued expenses and other liabilities	4,062	6,313
Total Liabilities	199,786	203,515
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	36,727	38,535

Total liabilities and shareholders' equity	$236,513	$242,050

The following is a summary of results of operations of the unconsolidated affiliates for the three and six months ended June 30, 2026.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Income from rental operations	$7,449	$7,299	$14,744	$14,679
Expenses from rental operations	3,099	3,240	6,358	6,477
Net operating income	4,350	4,059	8,386	8,202
Depreciation and amortization	2,869	3,351	3,930	6,703
Interest	2,219	1,898	4,039	3,748
Other income (expense)	28	(146)	47	(308)
Net income (loss)	$(710)	$(1,336)	$464	$(2,557)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of June 30, 2026	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,312	$(15,157)	$1,155
Above-market leases	1,378	(1,116)	262
	$17,690	$(16,273)	$1,417
Lease Intangible Liabilities
Below-market leases	$(1,310)	$1,180	$(130)

	Lease	Accumulated	Lease
As of December 31, 2025	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,744	$(15,051)	$1,693
Above-market leases	1,377	(1,072)	305
	$18,121	$(16,123)	$1,998
Lease Intangible Liabilities
Below-market leases	$(2,107)	$1,930	$(177)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2026 (July - December)	$214	$29
2027	375	38
2028	308	19
2029	207	17
2030	101	12
Thereafter	212	15
	$1,417	$130

NOTE 8 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank, which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank, which also expires December 2026. We also have a $20,000 variable rate (Prime minus 0.75%) line of credit agreement with Gate City Bank, which expires in November 2028 and a $20,000 variable rate (Prime minus 1.50%) line of credit agreement with Gate City Bank, which expires in November 2028. The lines of credit are secured by specific properties. At June 30, 2026, the lines of credit have $48,415 available and an unused balance of $43,415 under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. As of June 30, 2026 and December 31, 2025, there was an outstanding balance on the lines of credit of $5,000  and $16,579, respectively.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 9 - NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	June 30,	December 31,
	2026	2025
	(in thousands)
Mortgage notes payable, net (a)	$527,573	$513,947
Mortgage notes payable, net, affiliates	75,586	53,797
Less unamortized debt issuance costs	3,218	2,210
	$599,941	$565,534
(a)	Includes $133,900 and $123,120 of variable rate mortgage debt that was swapped to a fixed rate at June 30, 2026 and December 31, 2025, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2026 (July - December)	$16,678
2027	80,968
2028	59,200
2029	115,120
2030	86,975
Thereafter	241,000
Total payments	$599,941

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

As of June 30, 2026, the Trust used 17 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. During the next twelve months, the Trust estimates that an additional $2,453 will be reclassified as a decrease to interest expense.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps as of June 30, 2026, which effectively convert 30-day average SOFR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$5,808	3.15%	November 1, 2029
November 1, 2019	$4,044	3.28%	November 1, 2029
January 10, 2020	$2,647	3.39%	January 10, 2030
December 2, 2020	$11,050	2.91%	December 2, 2027
July 1, 2021	$23,237	2.99%	July 1, 2031
November 10, 2021	$25,944	3.54%	August 1, 2029
December 1, 2021	$9,728	3.32%	December 1, 2031
August 15, 2022	$1,321	3.07%	June 15, 2030
August 15, 2022	$2,560	3.07%	June 15, 2030
August 15, 2022	$1,428	2.94%	June 15, 2030
August 15, 2022	$3,779	2.94%	June 15, 2030
May 10, 2023	$4,338	2.79%	June 10, 2030
April 15, 2024	$9,074	3.57%	May 15, 2032
April 15, 2024	$3,542	3.57%	May 15, 2032
April 15, 2024	$12,603	3.57%	May 15, 2032
January 6, 2026	$8,498	5.88%	December 23, 2030
January 21, 2026	$4,299	5.85%	January 15, 2031

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Interest rate swaps	17	15	$133,900	$123,120

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 11 to the consolidated financial statements.

	June 30, 2026		December 31, 2025
Derivatives designated as
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$9,781	Other assets, net	$8,949

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

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the three months ended June 30, 2026 and 2025:

		Location of Gain
		Reclassified from
Derivatives in		Accumulated other	Amount of Gain (Loss)
Cash Flow Hedging	Total Comprehensive	Comprehensive Income	Reclassified from
Relationships	(Loss) Income	(AOCI) into Income	AOCI into Income
	2026		2026
Interest rate swaps	$917	Interest expense	$(546)
	2025		2025
Interest rate swaps	$(1,456)	Interest expense	$(782)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the six months ended June 30, 2026 and 2025:

		Location of Gain
		Reclassified from
Derivatives in		Accumulated other	Amount of Gain (Loss)
Cash Flow Hedging	Total Comprehensive	Comprehensive Income	Reclassified from
Relationships	(Loss) Income	(AOCI) into Income	AOCI into Income
	2026		2026
Interest rate swaps	$1,202	Interest expense	$(1,109)
	2025		2025
Interest rate swaps	$(4,238)	Interest expense	$(1,571)

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of  June 30, 2026, the termination value of derivatives in a liability position was $0. The termination value of derivatives in an asset position was $9,781. As of June 30, 2026, the Trust has pledged the properties related to the loans which are hedged as collateral.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 11 - FAIR VALUE MEASUREMENT

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, leasing receivables from tenants and accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	June 30, 2026		December 31, 2025
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$-	$-	$1,500	$1,500
Notes receivable, affiliates	$2,315	$2,241	$2,315	$2,192
Derivative assets	$9,781	$9,781	$8,949	$8,949

Financial liabilities:
Lines of Credit	$5,000	$5,000	$16,579	$16,579
Mortgage notes payable	$527,573	$492,341	$513,947	$471,230
Mortgage notes payable, affiliates	$75,586	$75,630	$53,797	$54,548
Derivative liabilities	$—	$—	$153	$153

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

June 30, 2026 and 2025 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2026
Derivative assets	$—	$9,781	$—	$9,781
Derivative liabilities	$—	$—	$—	$—

December 31, 2025
Derivative assets	$—	$8,949	$—	$8,949
Derivative liabilities	$—	$153	$—	$153

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2026
Lines of Credit	$—	$—	$5,000	$5,000
Mortgage notes payable	$—	$—	$492,341	$492,341
Mortgage notes payable, affiliate	$—	$—	$75,630	$75,630
Notes receivable, affiliate	$—	$—	$2,241	$2,241

December 31, 2025
Lines of Credit	$—	$—	$16,579	$16,579
Mortgage notes payable	$—	$—	$471,230	$471,230
Mortgage notes payable, affiliate	$—	$—	$54,548	$54,548
Notes receivable	$—	$—	$1,500	$1,500
Notes receivable, affiliate	$—	$—	$2,192	$2,192

Line of credit:  The Trust estimates the fair value of its line of credit approximates the carrying value due to the relatively short maturity of the instruments and that they carry a variable rate of interest.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used range from 5.95% to 5.95% and from 5.75% to 5.75% at June 30, 2026 and December 31, 2025, respectively.

Note payable: The Trust estimates the fair value of its note payable approximates the carrying value due to the relatively short maturity of the instruments and that they carry a variable rate of interest.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 12.00% at June 30, 2026 and December 31, 2025.

NOTE 12 – LEASES

As of June 30, 2026, we derived 84.6% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of June 30, 2026, we derived 15.4% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended June 30, 2026
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$38,629	$3,901	$42,530
Lease income related to variable lease payments	—	1,145	1,145
Other (a)	(231)	(103)	(334)
Lease Income (b)	$38,398	$4,943	$43,341

	Three months ended June 30, 2025
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$35,637	$3,941	$39,578
Lease income related to variable lease payments	1	969	970
Other (a)	(44)	(104)	(148)
Lease Income (b)	$35,594	$4,806	$40,400

(a)	For the three months ended June 30, 2026 and 2025, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended June 30, 2026 and 2025 of $2,775 and $2,600, respectively, which is accounted for under the revenue recognition standard.

	Six months ended June 30, 2026
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$76,165	$7,790	$83,955
Lease income related to variable lease payments	—	2,271	2,271
Other (a)	(1,171)	(334)	(1,505)
Lease Income (b)	$74,994	$9,727	$84,721

	Six months ended June 30, 2025
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$70,598	$7,877	$78,475
Lease income related to variable lease payments	1	2,075	2,076
Other (a)	(264)	(181)	(445)
Lease Income (b)	$70,335	$9,771	$80,106

(a)	For the six months ended June 30, 2026 and 2025, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the six months ended June 30, 2026 and 2025 of $5,543 and $5,074. respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of June 30, 2026, non-cancelable commercial operating leases provide for future minimum rental income as follows. Residential leases are not included, as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2026 (July - December)	$8,746
2027	13,414
2028	12,600
2029	11,537
2030	9,619
Thereafter	18,850
$74,766

NOTE 13 – RELATED PARTY TRANSACTIONS

Effective January 1, 2021, Trustmark Enterprises, Inc. was formed to act as the holding company for Sterling Management, LLC and GOLDMARK Property Management, Inc. In connection with this restructuring transaction, the owners of Trustmark Enterprises, Inc. indirectly own Sterling Management, LLC and GOLDMARK Property Management, Inc. Trustmark Enterprises, Inc. is owned in part by the Trust’s Chief Executive Officer and Trustee Mr. Kenneth P. Regan, by Trustee Mr. James S. Wieland, by President, Chief Financial Officer and Treasurer Megan E. Schreiner, by General Counsel and Secretary Michael P. Carlson, by Chief Investment Officer Luke B. Swenson, and by Vice President David F. Perkins. In addition, Messrs. Regan, Wieland, Carlson, Swenson, Perkins, and Ms. Schreiner all serve on the Board of Governors of the Advisor and the Board of Directors of GOLDMARK Property Management, Inc.

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

June 30, 2026 and 2025 (UNAUDITED)

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

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)

Onsite staff costs, and other misc.	$5,102	$4,588	$10,037	$9,268
Goldmark Management fees	$1,902	$1,702	$3,765	3,380
R&M related payroll and payroll related expenses	$2,610	$2,490	$5,107	4,899
Sterling Management fees	$24	$25	$53	$51

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

The below table summarizes the fees incurred to our Advisor.

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Fee:
Advisory	$1,233	$1,133	$2,447	$2,257
Acquisition	$41	$-	$416	$-
Financing	$91	$18	$152	$31
Project Management	$723	$42	$788	$423

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees payable to our Advisor.

	Payable at
	June 30,	December 31,
	2026	2025

	(in thousands)
Fee:
Advisory	$36	$20
Development	$143	$115
Project Management	$43	$-

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended June 30, 2026, there were no Operating Partnership units issued. During the three months ended June 30, 2025, no Operating Partnerships units were issued. During the six months ended June 30, 2026, there were  158,000 Operating Partnerships units issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with an acquisition. The aggregate value of these units was $4,017. During the six months ended June 30, 2025, there were no Operating Partnership units issued.

Commissions

During the three months ended June 30, 2026, we incurred real estate commissions of $54 paid to GOLDMARK Commercial Real Estate, Inc., in which Mr. Regan owns an interest. During the three months ended June 30, 2025, there were no real estate commissions paid. During the six months ended June 30, 2026, we incurred real estate commissions of $456 paid to GOLDMARK Commercial Real Estate, Inc., in which Mr. Regan owns an interest. During the six months ended June 30, 2025, there were no commissions paid to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own an interest. As of June 30, 2026 and December 31, 2025, there were no unpaid commission to GOLDMARK Commercial Real Estate, Inc.

During the three months ended June 30, 2026, there were no commissions paid to GOLDMARK Property Management. During the three months ended June 30, 2025, there were no commissions paid to GOLDMARK Property Management. During the six months ended June 30, 2026, we incurred real estate commissions of $100 paid to GOLDMARK Property Management. During the six months ended June 30, 2025, there were no commissions paid to GOLDMARK Property Management. As of June 30, 2026 and December 31, 2025, there were no unpaid commissions to GOLDMARK Property Management.

Rental Income

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Rental Income:
Operating lease agreement with our Advisor	$35	$34	$70	$68
Goldmark Property Management, Inc.	$72	$70	$143	$140
Bell Bank	$327	$320	$653	$640

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Due to Related Parties

As of June 30, 2026, and December 31, 2025, the Trust had $317 and $616, respectively, for other related party payables.

Debt Financing

At June 30, 2026 and December 31, 2025, the Trust had $75,586 and $53,797, respectively, of outstanding principal on loans entered into with Bell Bank. During the three months ended June 30, 2026 and 2025, the Trust incurred interest expense on debt held with Bell Bank of $917 and $589, respectively. During the six months ended June 30, 2026 and 2025, the Trust incurred interest expense on debt held with Bell Bank of $1,472 and $1,160 , respectively. Accrued interest as of June 30, 2026 and December 31, 2025 related to this debt was $175  and $128, respectively.

At June 30, 2026 and December 31, 2025, the Trust had an outstanding principal balance of $10,000 and $10,000, respectively, on a loan entered into with Sterling Office and Industrial Properties, LLLP. During the three months ended June 30, 2026 and 2025, the Trust incurred interest expense on debt held with Sterling Office and Industrial Properties, LLLP of $35 and $25, respectively. During the six months ended June 30, 2026 and 2025, the Trust incurred interest expense on debt held with Sterling Office and Industrial Properties, LLLP of $51 and $135, respectively. Accrued interest as of June 30, 2026 and December 31, 2025 related to this debt was $27 and $39, respectively.

Mezzanine Financing

The Trust offers mezzanine financing to joint ventures. See Note 6 for investment in unconsolidated affiliates. At June 30, 2026 and December 31, 2025, Sterling issued $2,294 and $2,294 respectively, in second mortgage financing to related entities.

During the three months ended June 30, 2026 and 2025, the Trust earned interest income related to second mortgage financing of $65 and $143, respectively. During the six months ended June 30, 2026 and 2025, the Trust earned interest income related to second mortgage financing of $129 and $285, respectively.

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial and Residential Segment as well as Director and Officer general and liability coverage. For the three months ended June 30, 2026, there were no premiums incurred for this policy. For the three months ended June 30, 2025, there were no premiums incurred for this policy. For the six months ended June 30, 2026 and 2025, total premiums incurred for this policy were $63 and $65, respectively. At June 30, 2026 and December 31, 2025, there was no outstanding liabilities for this policy.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

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

NOTE 15 – DISPOSITIONS

The Trust had no dispositions during the six months ended June 30, 2026 and 2025.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 16 – ACQUISITIONS OF CONSOLIDATED PROPERTIES

The Trust had two acquisitions during the six months ended June 30, 2026.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Net Assets Acquired
2/9/26	Stonebridge Apartments	Fargo, ND	Apartment Complex	246 units	$26,716
5/12/26	Patricia Ann Apartments	Fargo, ND	Apartment Complex	36 units	1,702
					$28,418

The Trust had no acquisitions during the six months ended June 30, 2025.

The table below represents a summary of the purchase accounting allocation and reconciliation to net cash consideration of the properties acquired.

	June 30,
	2026	2025
Real estate investment acquired	$27,718	$-
Acquired lease intangible assets	753	-
Assumed assets	34	-
Total Assets Acquired	$28,505	$-
Other liabilities	(87)	-
Net assets acquired	28,418	-
Equity/limited partnership unit consideration	(10,045)	-
Net cash consideration	$18,373	$-

NOTE 17 - SUBSEQUENT EVENTS

On July 15, 2026, we paid a dividend or distribution of $0.3188 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on June 30, 2026.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on March 11, 2026 and our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT consist of real estate assets and that 75% of its gross income be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 177 properties containing 12,425 apartment units and approximately 1,159,000 square feet of leasable commercial space as of June 30, 2026. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of $934,595, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on our evaluation, there was no impairment loss during the three and six months ended June 30, 2026 and 2025.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the six months ended June 30, 2026 included elsewhere in this report.

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

Principal Business Activity

Sterling currently owns 177 properties included in the consolidated financial statements. The Trust’s 143 residential properties are located in North Dakota, Minnesota, Missouri, Nebraska, and Texas and are principally multifamily apartment buildings.  The Trust owns 34 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 84.6% residential and 15.4% commercial (based on cost) with a total carrying value of $934,595 at June 30, 2026. Currently our  focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	121	7,977
	Minnesota	16	3,375
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		143	12,425

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	16	473,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	36,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	5	481,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		34	1,159,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $3,111 or 7.2% for the three months ended June 30, 2026, compared to the same three month period in 2025.
●	Increased revenues from rental operations by $5,078 or 6.0% for the six months ended June 30, 2026, compared to same six month period in 2025.
●	Declared dividends aggregating $0.3188 per common share for the six months ended June 30, 2026

Results of Operations for the Three Months Ended June 30, 2026 and 2025

	Three months ended June 30, 2026			Three months ended June 30, 2025
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$41,138	$4,973	$46,111	$38,147	$4,853	$43,000
Real Estate Expenses
Real Estate Taxes	3,954	455	4,409	3,748	474	4,222
Property Management	5,360	224	5,584	4,812	215	5,027
Utilities	3,248	235	3,483	2,975	217	3,192
Repairs and Maintenance	8,095	435	8,530	6,515	434	6,949
Insurance	1,249	32	1,281	1,423	40	1,463
Total Real Estate Expenses	21,906	1,381	23,287	19,473	1,380	20,853
Net Operating Income	$19,232	$3,592	22,824	$18,674	$3,473	22,147
Interest			7,431			6,371
Depreciation and amortization			7,399			6,696
Administration of REIT			1,483			1,443
Other expense			347			722
Net Income			$6,164			$6,915

Net Income Attributed to:
Noncontrolling Interest			$3,609			$4,057
Sterling Real Estate Trust			$2,555			$2,858
Dividends per share (1)			$0.3188			$0.3000
Earnings per share			$0.19			$0.22
Weighted average number of common shares			13,345			12,977

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $46,111 for the three months ended June 30, 2026 increased $3,111 or 7.2% in comparison to the same period in 2025. Residential property revenues increased $2,991 and commercial property revenues increased $120 for the three months ended June 30, 2026 in comparison to the same period in 2025.

The following table illustrates occupancy percentages for the three month periods indicated:

	June 30,	June 30,
	2026	2025
Residential	94.5%	93.8%
Commercial	87.7%	91.1%

Residential revenues for the three months ended June 30, 2026 increased $2,991 or 6.1% in comparison to the same period for 2025. Residential properties acquired since June 30, 2025 contributed approximately $540 of the increase in total residential revenues in the three months ended June 30, 2026. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 89.2% of total revenues for the three months ended June 30, 2026 compared to 88.7% of total revenues for the three months ended June 30, 2025.

For the three months ended June 30, 2026 total commercial revenues increased $120 or 2.5% in comparison to the same period for 2025. The increase is primarily attributed to increased rent charges at our stabilized properties during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Commercial revenues comprised 10.8% of the total revenues for the three months ended June 30, 2026 compared to 11.3% of total revenues for the three months ended June 30, 2025. As commercial properties are sold, commercial revenues are expected to continue declining as a percentage of total revenues.

Expenses

Residential expenses from operations of $21,906 during the three months ended June 30, 2026 increased $2,433 or 12.5% in comparison to the same period in 2025. The increase is primarily attributed to an increase of $1,580 or 24.3% and $548 or 11.4%, for repairs and maintenance and property management, respectively. The increase in repairs and maintenance was primarily due to the timing of several planned projects being completed during the quarter including painting, flooring, landscaping and other maintenance work. The increase in property management expenses was primarily due to the increase in net collected rent as well as elevated spending in advertising and marketing.

Commercial expenses from operations of $1,381 during the three months ended June 30, 2026 decreased $1 or 0.1% in comparison to the same period in 2025. The decrease is primarily attributed to a $19 or 4.0% decrease in real estate taxes. The decrease is partially offset by an increase of $18 or 8.3% for utilities during the three months ended June 30, 2026.

Interest expense of $7,431 during the three months ended June 30, 2026 increased $1,060 or 16.6% in comparison to the same period in 2025. The increase in interest expense was primarily driven by elevated interest rates and increased mortgage balance for the three months ended June 30, 2026 as compared to the same period in 2025. Interest expense as a percentage of total revenues for the three months ending June 30, 2026 and 2025 was 16.1% and 14.8%, respectively.

Depreciation and amortization expense of $7,399 during the three months ended June 30, 2026 increased $703 or 10.5% in comparison to the same period in 2025. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of total revenues for the three months ended June 30, 2026 and 2025 was 16.0% and 15.6%, respectively.

REIT administration expenses of $1,483 during the three months ended June 30, 2026 increased $40 or 2.8% in comparison to the same period in 2025. The increase is primarily due to the acquisitions of Falcon Apartments and Stonebridge Apartments offset by the disposition of Courtyard Apartments as compared to the same period in 2025.

Other expense of $347 during the three months ended June 30, 2026 decreased $375 or 51.9% in comparison to the same period in 2025.  The decrease is primarily attributable to improved results from operations of unconsolidated affiliates in the current period as compared to the same period in 2025.

Results of Operations for the Six Months Ended June 30, 2026 and 2025

	Six months ended June 30, 2026			Six months ended June 30, 2025
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Real Estate Revenues	$80,437	$9,821	$90,258	$75,338	$9,842	$85,180
Real Estate Expenses
Real Estate Taxes	8,007	914	8,921	7,142	940	8,082
Property Management	10,522	453	10,975	9,727	450	10,177
Utilities	7,360	509	7,869	6,696	500	7,196
Repairs and Maintenance	15,257	858	16,115	13,112	958	14,070
Insurance	2,693	69	2,762	2,950	73	3,023
Real Estate Expenses	43,839	2,803	46,642	39,627	2,921	42,548
Net Operating Income	$36,598	$7,018	43,616	$35,711	$6,921	42,632
Interest			14,515			12,641
Depreciation and amortization			15,154			13,721
Administration of REIT			3,084			2,944
Other (income) expense			(1,070)			1,504
Net Income			$11,933			$11,822

Net Income Attributed to:
Noncontrolling Interest			$6,986			$6,858
Sterling Real Estate Trust			$4,947			$4,964
Dividends per share (1)			$0.6375			$0.6000
Earnings per share			$0.3700			$0.3800
Weighted average number of common shares			13,300			12,939
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $90,258 for the six months ended June 30, 2026 increased $5,078 or 6.0% in comparison to the same period in 2025. Residential property revenues increased $5,099 and commercial property revenues decreased $21 for the six months ended June 30, 2026 from the prior year’s comparable period.

The following table illustrates occupancy percentages for the six month periods indicated:

	June 30,	June 30,
	2026	2025
Residential	93.9%	93.3%
Commercial	87.7%	91.1%

Residential revenues for the six months ended June 30, 2026 increased $5,099 or 6.8% in comparison to the same period for 2025. Residential properties acquired since June 30, 2025 contributed approximately $2,755 of the increase in total residential revenues. The remainder of the increase is due to continued growth in rent charges at our stabilized properties. Residential revenues comprised 89.1% of total revenues for the six months ended June 30, 2026 compared to 88.4% of total revenues for the six months ended June 30, 2025.

For the six months ended June 30, 2026, total commercial revenues decreased $ (21) or 0.2% in comparison to the same period for 2025. The decrease is attributed to the sale of three commercial buildings in 2025. Commercial revenues comprised 10.9% of the total revenues for the six months ended June 30, 2026 compared to 11.6% of total revenues for the six months ended June 30, 2025.

Expenses

Residential expenses from operations of $43,839 during the six months ended June 30, 2026 increased $4,212 or 10.6% in comparison to the same period in 2025. The increase is primarily attributed to an increase of $2,145 or 16.4%, $865 or 12.1%, $795 or 8.2% for repairs and maintenance, real estate taxes, and property management fees, respectively. The increase is offset by a decrease in insurance expense of $257 or 8.7%, during the six months ended June 30, 2026.

Commercial expenses from operations of $2,803 during the six months ended June 30, 2026 decreased $118 or 4.0% in comparison to the same period in 2025. The decrease is primarily attributed to a decrease of $100 or 10.4% in repairs and maintenance during the six months ended June 30, 2026.

Interest expense of $14,515 during the six months ended June 30, 2026 increased $1,874 or 14.8% in comparison to the same period in 2025. The increase in interest expense was largely due to acquisitions closed since June 30, 2025. During the six months ended June 30, 2026 and 2025, interest expense was 16.1% and 14.8% of total revenues, respectively.

Depreciation and amortization expense of $15,154 for the six months ended June 30, 2026 increased $1,433 or 10.4% in comparison to the same period in 2025. The primary reason for the increase is attributed to additional depreciation of acquired properties. Depreciation and amortization expense as a percentage of rental income for the six months ended June 30, 2026 and 2025 at 16.8% and 16.1%, respectively.

REIT administration expenses of $3,084 for the six months ended June 30, 2026 increased $140 or 4.8% in comparison to the same period in 2025. The increase is primarily due to an increase in advisor fees of $189. This is partially offset by a decrease in legal and accounting fees of $59.

Other (income) expense of ($1,070) for the six months ended June 30, 2026, compared to expense of $1,504 for the same period in 2025, a favorable change of $2,574, or 171.1%. The change was primarily driven by $1,280 of income recognized during the first six months resulting from the correction of depreciation expense that had been recorded using an incorrect methodology in prior periods. Management evaluated the cumulative impact of the depreciation error on previously issued financial statements and concluded that the effects on those prior periods were not material; accordingly, the cumulative correction was recorded in the period ending March 31, 2026. The Company also recognized a gain of $239 from an insurance claim during the quarter and a $181 favorable adjustment from the refund of previously accrued real estate taxes following the successful contest of valuations for certain properties. The remainder of the favorable change was attributable to lower miscellaneous non-operating expenses in the current period, none of which were individually significant. Each of the items described above was non-recurring in nature.

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

Construction in progress as of June 30, 2026, consists primarily of construction at residential properties located in North Dakota and Minnesota. Rosedale Estates located in Roseville, MN has two projects in process for a parking structure and a parking lot. The parking structure is budgeted for $2,591, of which $2,531 has been incurred. The parking lot has a budget of $6,031, of which $5,178 has been incurred. Remaining construction in progress projects are primarily related to parking lot replacements, rehabs, window and patio replacements, roof upgrades, new CCTV cameras, and various property upgrades on multiple residential properties.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and six months ended June 30, 2026 and 2025, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended June 30, 2026		Three months ended June 30, 2025
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$2,555	13,345	$2,858	12,977

Adjustments:
Noncontrolling Interest - Operating Partnership Units	3,659	19,122	4,083	18,523
Depreciation & Amortization from continuing operations (1)	7,074		6,363
Pro rata share of unconsolidated affiliate depreciation and amortization	1,798		2,250
Funds from operations applicable to common shares and limited partnership units (FFO)	$15,086	32,467	$15,554	31,500
(1)	Excludes the portion allocated to noncontrolling interest in the amount of $325 and $333 for the three months ended June 30, 2026 and 2025, respectively.

	Six months ended June 30, 2026		Six months ended June 30, 2025
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$4,947	13,300	$4,964	12,939

Adjustments:
Noncontrolling Interest - Operating Partnership Units	7,096	19,047	7,114	18,544
Depreciation & Amortization from continuing operations (1)	14,492		12,977
Pro rata share of unconsolidated affiliate depreciation and amortization	2,327		4,509
Funds from operations applicable to common shares and limited partnership units (FFO)	$28,862	32,347	$29,564	31,483
(1)	Excludes the portion allocated to noncontrolling interest in the amount of $662 and $745 six months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, our unrestricted cash resources consisted of cash and cash equivalents totaling $142. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $41,258, which could potentially be used as collateral to secure additional financing in future periods.

Credit Facilities

The Trust maintains a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank, expiring in December 2026, and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank, also expiring in December 2026. The Trust also has a $20,000 variable rate (Prime minus 1.50%) line of credit agreement with Gate City Bank, which expires in November 2028, and a $20,000 variable rate (Prime minus 0.75%) line of credit with Gate City Bank, which expires in November 2028.

At June 30, 2026, the lines of credit had $48,415 available and an unused balance of $43,415 under the agreements. The lines of credit are secured by specific properties. The Trust anticipates it will hold the lines of credit as cash resources to the Trust.

Capital and Equity

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for the Trust.

During the six months ended June 30, 2026, we did not sell any common shares in private placement. During the six months ended June 30, 2026, we issued 180,000 and 67,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $6,027. During the six months ended June 30, 2025, we did not sell any common shares in private placement. During the six months ended June 30, 2025, we issued 184,000 and 49,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $5,389.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the six months ended June 30, 2026, the Trust issued approximately 394,000 limited partnership units of the Operating Partnership valued at $25.50 per unit of an aggregate consideration of approximately $10,045 for the purchase of real estate investments. During the six months ended June 30, 2025, no limited partnership units of the Operating Partnership were issued in relation to the acquisition of real estate investments.

The Board of Trustees, acting as general partner for the Operating Partnership, determined an estimate of fair value for the limited partnership units exchanged through the UPREIT structure. In determining this value, the Board relied upon their experience with, and knowledge about, the Trust’s real estate portfolio and debt obligations. The Board typically determines the fair value on an annual basis. The Trustees determine the fair value, in their sole discretion and use data points to guide their determination which is typically based on a consensus of opinion. Thus, the Trust does not employ any specific valuation methodology or formula. Rather, the Board looks to available data and information, which is often adjusted and weighted to comport more closely with the assets held by the Trust at the time of valuation. The principal valuation methodology utilized is the net asset value (“NAV”) calculation/direct capitalization method. The information made available to the Board is assembled by the Trust’s Advisor. In addition, the Board considers how the price chosen will affect existing share and unit values, redemption prices, dividend coverage ratios, yield percentages, dividend reinvestment factors, and future UPREIT transactions, among other considerations and information. The fair value was not determined based on, nor intended to comply with, fair value standards under US GAAP and the value may not be indicative of the price we would get for selling our assets in their current condition. At this time, no shares are held in street name accounts and the Trust is not subject to FINRA’s specific pricing requirements set out in Rule 2340 or otherwise.

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

	Six Months Ended
	June 30,
	2026	2025

	(in thousands)
Net cash flows provided by operating activities	$27,756	$20,664
Net cash flows used in investing activities	$(38,840)	$(11,917)
Net cash flows provided by financing activities	$5,393	$(7,384)

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

Net cash provided by operating activities was $27,756 and $20,664 for the six months ended June 30, 2026 and 2025, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $ (38,840) and $11,917 for the six months ended June 30, 2026 and 2025, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the six months ended June 30, 2026 and 2025, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures were $41,545 and $7,862, respectively.  Cash outlays related to investments in unconsolidated affiliates were $— and $(2,829) for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, there were no proceeds from the maturity of securities. Proceeds from the sale of real estate investments during the six months ended June 30, 2026 and 2025, were $(4) and $206, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash used in financing activities was $5,393 for the six months ended June 30, 2026. Net cash used in financing was $7,384 for the six months ended June 30, 2025. During the six months ended June 30, 2026, we paid $15,778 in dividends and distributions, redeemed $3,031 of shares and units, received $100,581 from new mortgage notes payable and made mortgage principal payments of $65,027. For the six months ended June 30, 2025, we paid $14,274 in dividends and distributions, redeemed $5,775 of shares and units, received $7,500 from new mortgage notes payable, and made mortgage principal payments of $15,998.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2026 to June 30, 2026 totaling $8,478 or $0.6375 per share, of which $3,880 were cash dividends and $4,593 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $27,756 of cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Six Months Ended
	June 30,
	2026	2025

	(in thousands)
Cash flows provided by operations (net income of $11,933 and $11,822, respectively)	$27,756	$20,664
Distributions in excess of earnings received from unconsolidated affiliates	1,209	1,348
Proceeds from sale of real estate investments and non-real estate investments	(4)	206
Dividends declared	(8,478)	(7,744)
Excess	$20,483	$14,474

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the six months ended June 30, 2026, the Operating Partnership declared distributions totaling $12,188 to holders of limited partnership units in our Operating Partnership, which we paid on April 15 and July 15, 2026.  Declared distributions are included in dividends payable on the balance sheet. Distributions were paid at a rate of $0.3188 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the six months ended June 30, 2025, we declared quarterly distributions totaling $11,114 to holders of limited partnership units in our Operating Partnership, which we paid on April 15 and July 15, 2025 . Distributions were paid at a rate of $0.3000 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the six months ended June 30, 2026, we paid aggregate dividends of $8,478, of which $3,844 were paid with cash flows provided by operating activities and $4,320 were reinvested. Our FFO for the six months ended June 30, 2026 was $28,862. Therefore, our management believes our distribution policy is sustainable over time. For the six months ended June 30, 2025, we paid aggregate dividends of $7,556, of which $3,483 were paid with cash flows provided by operating activities and $4,197 were reinvested. Our FFO was $29,564 for the six months ended June 30, 2025. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the six months ended June 30, 2026, the Trust used 17 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $133,900 at June 30, 2026. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of June 30, 2026, the Trust had $133,900 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management believes that no material weakness in internal control over financial reporting existed as of March 31, 2026 and that the Company's disclosure controls and procedures were effective as of that date. The Company's previously issued financial statements, results of operations, cash flows, and financial position are unchanged.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second fiscal quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in disputes or litigation relating to claims arising out of our operations. We are not currently a party to any legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition, results of operation, or cash flows.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the period ended December 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended June 30, 2026.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three and six months ended June 30, 2026:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2026	4,000	29,000	$24.22	2,034,000	1,847,000	$7,280
February 1-28, 2026	9,000	3,000	$24.22	2,043,000	1,850,000	$6,998
March 1-31, 2026	3,000	31,000	$24.22	2,046,000	1,881,000	$31,168
Total	16,000	63,000

April 1-30, 2026	23,000	1,000	$24.22	2,069,000	1,882,000	$30,596
May 1-31, 2026	1,000	17,000	$24.22	2,070,000	1,899,000	$30,160
June 1-30, 2026	2,000	2,000	$24.22	2,072,000	1,901,000	$30,061
Total	26,000	20,000

For the three months ended June 30, 2026, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended June 30, 2026, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective March 19, 2026, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $100,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of June 30, 2026, was $30,061. The redemption price for such shares and units redeemed under the plan was fixed at $24.22 per share or unit, which became effective January 1, 2026. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

The Trust may, at its sole discretion, acting for itself, or as General Partner of the Limited Partnership, redeem up to an aggregate of $100,000 of Shares and/or Units presented to the Trust or Limited Partnership for cash to the extent it has sufficient proceeds to do so and subject to the conditions and limitations set forth herein.  Any and all units redeemed by the Limited Partnership shall be canceled, and will have the status of authorized but unissued Units. Units acquired by the Limited Partnership through the Redemption Plan will not be reissued unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and other appropriate state securities laws or otherwise issued pursuant to exemptions from applicable registration requirements of such laws.

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

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2026  and December 31, 2025; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2026 and 2025; (iii) Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2026  and 2025, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 5, 2026

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Megan E. Schreiner
Megan E. Schreiner
Chief Financial Officer
(Principal Financial Officer)