Form 10-Q
period 2026-09-30
Sterling Real Estate Trust
filed 2026-11-04
CIK 1412502

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2026

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

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2026
Common Shares of Beneficial Interest, $0.01 par value per share	13,586,025

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2026 (UNAUDITED) and December 31, 2025 (AUDITED)

	September 30,	December 31,
	2026	2025

	(in thousands)
ASSETS
Real estate investments
Land	$155,367	$152,561
Buildings and improvements	975,132	947,217
Furniture, fixtures and equipment	36,010	35,535
Construction in progress	48,537	24,026
Real estate investments	1,215,046	1,159,339
Less accumulated depreciation	(272,708)	(256,951)
Real estate investments, net	942,338	902,388
Cash and cash equivalents	4,599	7,764
Restricted deposits	15,224	9,812
Investment in unconsolidated affiliates	29,773	29,791
Notes receivable	1,398	1,500
Notes receivable, affiliates	2,315	2,315
Assets held for sale	7,741	2,832
Lease intangible assets, less accumulated amortization	1,278	1,998
Other assets, net	23,156	20,228

Total Assets	$1,027,822	$978,628

LIABILITIES
Mortgage notes payable, net	$528,573	$511,737
Mortgage notes payable, net, affiliates	76,586	53,797
Notes payable, affiliate	16,000	10,000
Lines of credit	—	16,579
Dividends payable	10,391	9,589
Tenant security deposits payable	8,870	8,670
Lease intangible liabilities, less accumulated amortization	118	177
Liabilities related to assets held for sale	5,759	4,243
Accrued expenses and other liabilities	35,826	28,244
Total Liabilities	682,123	643,036

COMMITMENTS and CONTINGENCIES - Note 14

SHAREHOLDERS' EQUITY
Beneficial interest	163,202	159,383
Noncontrolling interest
Operating partnership	158,966	159,935
Partially owned properties	12,985	9,849
Accumulated other comprehensive income	10,546	6,425
Total Shareholders' Equity	345,699	335,592

Total Liabilities and Shareholders' Equity	$1,027,822	$978,628

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME THREE AND NINE MONTHS ENDED September 30, 2026 and 2025 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands, except per share data)		(in thousands, except per share data)
Income from rental operations
Real estate rental income	$46,370	$43,730	$136,628	$128,910
Expenses
Expenses from rental operations
Operating expenses	18,652	19,228	56,373	53,695
Real estate taxes	4,211	4,682	13,131	12,764
Depreciation and amortization	7,093	7,592	22,246	21,313
Interest	7,370	6,828	21,885	19,469
	37,326	38,330	113,635	107,241
Loss on impairment of property	—	735	—	735
Administration of REIT	1,430	1,391	4,514	4,335
Total expenses	38,756	40,456	118,149	112,311
Income from operations	7,614	3,274	18,479	16,599

Other income (loss)
Equity in income (losses) of unconsolidated affiliates	(249)	(870)	112	(2,767)
Other income	120	273	592	666
Gain on sale or conversion of real estate investments	1,082	—	1,082	—
Gain on involuntary conversion	—	—	239	—
Total other income (loss)	953	(597)	2,025	(2,101)
Net income	$8,567	$2,677	$20,504	$14,498
Net income (loss) attributable to noncontrolling interest:
Operating partnership	5,055	1,622	12,151	8,735
Partially owned properties	(42)	(52)	(152)	(309)
Net income attributable to Sterling Real Estate Trust	$3,554	$1,107	$8,505	$6,072

Net income attributable to Sterling Real Estate Trust per common share, basic and diluted	$0.26	$0.08	$0.64	$0.47

Comprehensive income
Net income	$8,567	$2,677	$20,504	$14,498
Other comprehensive income (loss):
Gain on cash flow hedges	3,476	139	5,788	(2,528)
Cash flow hedge losses reclassified to earnings	(557)	(787)	(1,668)	(2,358)
Total other comprehensive gain (loss)	2,919	(648)	4,120	(4,886)
Total comprehensive income	11,486	2,029	24,624	9,612
Comprehensive income attributable to noncontrolling interest	6,725	1,186	14,423	5,544
Comprehensive income attributable to Sterling Real Estate Trust	$4,761	$843	$10,201	$4,068

Weighted average common shares outstanding, basic and diluted	13,475	13,032	13,359	12,970

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED September 30, 2026 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2025	13,140	$212,282	$(52,899)	$159,383	$159,935	$9,849	$6,425	$335,592
Contribution of assets in exchange for UPREIT partnership units	-	-	-	-	8,551	-	-	8,551
Shares/units redeemed	(16)	(391)	-	(391)	(1,533)	-	-	(1,924)
Dividends and distributions declared ($0.3188 per share/unit)	-	-	(4,224)	(4,224)	(6,088)	-	-	(10,312)
Dividends reinvested - stock dividend	86	2,080	-	2,080	-	-	-	2,080
Issuance of shares under optional purchase plan	39	982	-	982	-	-	-	982
Owner contribution reclassification	-	-	-	-	(2,688)	2,688	-	-
Total other comprehensive income	-	-	-	-	-	-	285	285
Net income (loss)	-	-	2,394	2,394	3,437	(61)	-	5,770
BALANCE AT MARCH 31, 2026	13,249	$214,953	$(54,729)	$160,224	$161,614	$12,476	$6,710	$341,024
Contribution of assets in exchange for UPREIT partnership units	-	-	-	-	1,494	-	-	1,494
Shares/units redeemed	(26)	(618)	-	(618)	(489)	-	-	(1,107)
Dividends and distributions declared ($0.3188 per share/unit)	-	-	(4,254)	(4,254)	(6,100)	-	-	(10,354)
Dividends reinvested - stock dividend	94	2,240	-	2,240	-	-	-	2,240
Issuance of shares under optional purchase plan	28	723	-	723	-	-	-	723
Distributions paid to consolidated real estate entity noncontrolling interest	-	-	-	-	-	(198)	-	(198)
Contributions from consolidated real estate entity noncontrolling interest	-	-	-	-	-	800		800
Total other comprehensive income	-	-	-	-	-	-	917	917
Net income (loss)	-	-	2,555	2,555	3,659	(50)	-	6,164
BALANCE AT JUNE 30, 2026	13,345	$217,298	$(56,428)	$160,870	$160,178	$13,028	$7,627	$341,703
Shares issued under trustee compensation plan	3	69	-	69	-	-	-	69
Shares/units redeemed	(21)	(515)	-	(515)	(169)	-	-	(684)
Dividends and distributions declared ($0.3188 per share/unit)	-	-	(4,293)	(4,293)	(6,098)	-	-	(10,391)
Dividends reinvested - stock dividend	100	2,355	-	2,355	-	-	-	2,355
Issuance of shares under optional purchase plan	48	1,161	-	1,161	-	-	-	1,161
Total other comprehensive income	-	-	-	-	-	-	2,919	2,919
Net income (loss)	-	-	3,555	3,555	5,055	(43)	-	8,567
BALANCE AT SEPTEMBER 30, 2026	13,475	$220,368	$(57,166)	$163,202	$158,966	$12,985	$10,546	$345,699

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED September 30, 2025 (UNAUDITED)

			Accumulated		Noncontrolling
			Distributions	Total	Interest		Accumulated
	Common	Paid-in	in Excess of	Beneficial	Operating	Partially Owned	Comprehensive
	Shares	Capital	Earnings	Interest	Partnership	Properties	Income (Loss)	Total

	(in thousands)
BALANCE AT DECEMBER 31, 2024	12,829	$205,020	$(51,186)	$153,834	$154,353	$9,290	$11,461	$328,938
Shares/units redeemed	(50)	(1,146)	-	(1,146)	(1,434)	-	-	(2,580)
Dividends and distributions declared ($0.3000 per share/unit)	—	—	(3,867)	(3,867)	(5,565)	-	-	(9,432)
Dividends reinvested - stock dividend	91	2,066	-	2,066	-	-	-	2,066
Issuance of shares under optional purchase plan	22	529	-	529	-	-	-	529
Owner Contribution	—	—	-	-	-	1,000	-	1,000
Total other comprehensive loss	—	—	-	-	-	-	(2,782)	(2,782)
Net income (loss)	—	—	2,106	2,106	3,031	(230)	-	4,907
BALANCE AT MARCH 31, 2025	12,892	$206,469	$(52,947)	$153,522	$150,385	$10,060	$8,679	$322,646
Shares/units redeemed	(89)	(2,040)	-	(2,040)	(1,155)	-	-	(3,195)
Dividends and distributions declared ($0.3000 per share/unit)	-	-	(3,878)	(3,878)	(5,550)	-	-	(9,428)
Dividends reinvested - stock dividend	93	2,131	-	2,131	-	-	-	2,131
Issuance of shares under optional purchase plan	28	663	-	663	-	-	-	663
Total other comprehensive loss	-	-	-	-	-	-	(1,456)	(1,456)
Net income (loss)	-	-	2,858	2,858	4,083	(26)	-	6,915
BALANCE AT JUNE 30, 2025	12,924	$207,223	$(53,967)	$153,256	$147,763	$10,034	$7,223	$318,276
Contribution of assets in exchange for the UPREIT partnership units	-	-	-	-	10,518	-	-	10,518
Shares issued under trustee compensation plan	3	61	-	61	-	-	-	61
Shares/units redeemed	(39)	(896)	-	(896)	(1,005)	-	-	(1,901)
Dividends and distributions declared ($0.3000 per share/unit)	-	-	(3,905)	(3,905)	(5,668)	-	-	(9,573)
Dividends reinvested - stock dividend	93	2,130	-	2,130	-	-	-	2,130
Issuance of shares under optional purchase plan	37	881	-	881	-	-	-	881
Total other comprehensive loss	-	-	-	-	-	-	(648)	(648)
Net income (loss)	-	-	1,107	1,107	1,622	(52)	-	2,677
BALANCE AT SEPTEMBER 30, 2025	13,018	$209,399	$(56,765)	$152,634	$153,230	$9,982	$6,575	$322,421

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED September 30, 2026 and 2025 (UNAUDITED)

	Nine Months Ended
	September 30,
	2026	2025

	(in thousands)
OPERATING ACTIVITIES
Net income	$20,504	$14,498
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of real estate investments	(1,082)	—
Loss on impairment of property	—	735
Gain on involuntary conversion	(239)	—
Equity in loss of unconsolidated affiliates	(112)	2,767
Depreciation	20,583	19,740
Amortization	1,663	1,573
Amortization of debt issuance costs	656	—
Effects on operating cash flows due to changes in
Other assets	2,695	(2,218)
Tenant security deposits payable	187	329
Accrued expenses and other liabilities	6,383	404
NET CASH PROVIDED BY OPERATING ACTIVITIES	51,238	37,828
INVESTING ACTIVITIES
Purchase of real estate investment properties	(18,373)	(10,855)
Capital expenditures and tenant improvements	(38,540)	(16,352)
Proceeds from sale of real estate investments and non-real estate investments	2,228	83
Proceeds from insurance claims	—	797
Investment in unconsolidated affiliates	(1,532)	(4,540)
Distributions in excess of earnings received from unconsolidated affiliates	1,662	970
Notes receivable issued net of payments received	102	3,564
NET CASH USED IN INVESTING ACTIVITIES	(54,453)	(26,333)
FINANCING ACTIVITIES
Payments for financing, debt issuance	(1,479)	—
Principal payments on special assessments payable	(937)	(203)
Proceeds from issuance of mortgage notes payable, net of financing costs	116,585	30,354
Principal payments on mortgage notes payable	(74,299)	(27,513)
Draws on lines of credit	45,935	4,438
Payments on lines of credit	(62,514)	—
Proceeds from contributions received from noncontrolling interest - partially owned properties	800	1,001
Proceeds on notes payable, affiliate	6,000	10,000
Proceeds from issuance of shares under optional purchase plan	2,867	2,073
Shares/units redeemed	(3,715)	(7,677)
Dividends/distributions paid	(23,781)	(21,572)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,462	(9,099)
NET CHANGE IN CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS	2,247	2,396
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT BEGINNING OF PERIOD	17,576	14,925
CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD	$19,823	$17,321

CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS AT END OF PERIOD
Cash and cash equivalents	$4,599	$7,391
Restricted deposits	15,224	9,930
TOTAL CASH AND CASH EQUIVALENTS AND RESTRICTED DEPOSITS, END OF PERIOD	$19,823	$17,321

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE NINE MONTHS ENDED September 30, 2026 and 2025 (UNAUDITED)

	Nine Months Ended
	September 30,
	2026	2025

	(in thousands)
SCHEDULE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$20,752	$18,874

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Dividends reinvested	$6,675	$6,327
Dividends declared and not paid	4,293	3,904
UPREIT distributions declared and not paid	6,098	5,668
Acquisition of assets in exchange for the issuance of noncontrolling interest units in UPREIT	10,045	10,518
Increase in land improvements due to increase in special assessments payable	556	4,510
Accrued capital expenditures	6,815	3,424
Total other comprehensive income (loss)	4,120	(4,886)
Acquisition of assets through assumption of debt and liabilities	87	772
Capitalized interest and real estate taxes related to construction in progress	335	226

See Notes to Consolidated Financial Statements

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

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

Sterling previously established an Operating Partnership (“Sterling Properties, LLLP” or the “Operating Partnership”) and transferred all of its assets and liabilities to the Operating Partnership in exchange for general partnership units. As the general partner, Sterling has management responsibility for all activities of the Operating Partnership. As of September 30, 2026 and December 31, 2025, Sterling owned approximately 41.32% and 41.11%, respectively, of the Operating Partnership.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial statements as of and for the three and nine months ended September 30, 2026. These adjustments are of a normal recurring nature.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterling, Sterling Properties, LLLP, and wholly-owned limited liability companies. All significant intercompany transactions and balances have been eliminated in consolidation.

As of September 30, 2026 the Trust owned approximately 41.32% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the LLLP Agreement and the individual’s respective redemption plan, these persons have the right to request the Operating Partnership redeem their OP Units following a specified restricted period. All redemptions are at the sole discretion of the Trust, acting for itself or in its capacity as General Partner of the Operating Partnership, and further subject to the conditions and limitations of the LLLP Agreement and redemption plans, as the same may be amended or modified from time to time. If the Trust accepts a redemption request, the redemption of OP Units shall be made in cash in an amount equal to the fair value of an equivalent number of common shares of the Trust. In lieu of delivering cash, however, the Trust, as the Operating Partnership’s general partner, may, at its option and in its sole and absolute discretion, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Trust so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Trust’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Trust issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Trust an equal number of OP Units or other partnership

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

September 30, 2026 and 2025 (UNAUDITED)

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

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method over the following estimated useful lives:

Buildings and improvements	30-40 years
Land Improvements	20 years
Furniture, fixtures and equipment	5-9 years

The Trust’s investment properties are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Trust separately determines whether impairment indicators exist for each property.

Based on our evaluation, there were no impairment losses during the three and nine months ended September 30, 2026 and one impairment loss of $735 during the three and nine months ended September 30, 2025.

Equity

The Amended and Restated Share Redemption Plan, effective March 19, 2026, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $100,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of September 30, 2026, was $29,393. The redemption price for such shares and units redeemed under the plan was fixed at $24.22 per share or unit, which became effective January 1, 2026. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

September 30, 2026 and 2025 (UNAUDITED)

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

We follow FASB ASC Topic 740, Income Taxes, to recognize, measure, present and disclose in our consolidated financial statements uncertain tax positions that we have taken or expect to take on a tax return. As of September 30, 2026 and December 31, 2025 we did not have any liabilities for uncertain tax positions that we believe should be recognized in our consolidated financial statements. We are no longer subject to Federal and State tax examinations by tax authorities for years before 2023.

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

Revenue Recognition

The Trust is the lessor for its residential and commercial leases. Leases are analyzed on an individual basis to determine lease classification. As of September 30, 2026 all leases analyzed under the Trust’s lease classification process were determined to be operating leases.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income available to common shareholders (the “numerator”) by the weighted average number of common shares outstanding (the “denominator”) during the period. Sterling had no dilutive potential common shares during the three and nine months ended September 30, 2026 and 2025, therefore, basic earnings per common share was equal to diluted earnings per common share for all periods presented.

For the nine months ended September 30, 2026 and 2025, Sterling’s denominators for the basic and diluted earnings per common share were approximately 13,359,000 and 12,970,000, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

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

On November 25, 2025, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The objective of this Update is to clarify and improve the hedge accounting guidance in Topic 815 and to address implementation issues identified following the issuance of ASU 2017-12.  The amendments in ASU 2025-09 address five discrete issues and are intended to better reflect hedging strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges.  ASU 2025-09 is effective for public business entities for fiscal years beginning after December 15, 2026, and for other entities for fiscal years beginning after December 15, 2027.  Early adoption in interim periods is permitted.  The amendments in this Update apply to any entity that elects to apply hedge accounting in accordance with Topic 815 and generally are to be adopted on a prospective basis, with an election available to apply the guidance to existing hedging relationships as of the adoption date. While the Company continues to assess all potential impacts of the standard, we currently expect adoption to have an immaterial impact on our consolidated financial statements.

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

September 30, 2026 and 2025 (UNAUDITED)

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

The Company does not allocate depreciation and amortization, interest expense, administration of REIT costs, impairment charges, or other income (expense) to its reportable segments. The CODM does not allocate resources or assess segment performance using discrete asset information. There were no material intersegment transactions during the three and nine months ended September 30, 2026 and 2025. The accounting policies used for segment reporting are the same as those used in preparing the Company's consolidated financial statements.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Segment Revenues Significant Expenses and Net Operating Income

The revenues, significant expense categories, and net operating income for the reportable segments (residential and commercial) are summarized as follows for the three and nine months ended September 30, 2026 and 2025, together with a reconciliation to the consolidated financial statements.

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$41,652	$4,718	$46,370	$38,764	$4,966	$43,730
Real Estate Expenses
Real Estate Taxes	3,846	365	4,211	4,233	449	4,682
Property Management	5,124	241	5,365	5,092	223	5,315
Utilities	3,027	326	3,353	2,836	310	3,146
Repairs and Maintenance	8,349	410	8,759	8,829	544	9,373
Insurance	1,142	33	1,175	1,359	35	1,394
Expenses from rental operations	21,488	1,375	22,863	22,349	1,561	23,910
Net operating income	$20,164	$3,343	$23,507	$16,415	$3,405	$19,820
Depreciation and amortization [1]			7,093			7,592
Interest [1]			7,370			6,828
Administration of REIT [1]			1,430			1,391
Loss on impairment of property			—			735
Other income [1]			(953)			597
Net income			$8,567			$2,677

1Amounts not allocated to reportable segments include depreciation and amortization, interest expense, administration of REIT costs, impairment charges, and other income (expense), which are reviewed by the CODM on a consolidated basis.

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Income from rental operations	$122,088	$14,540	$136,628	$114,102	$14,808	$128,910
Real Estate Expenses
Real Estate Taxes	11,852	1,279	13,131	11,375	1,389	12,764
Property Management	15,647	694	16,341	14,822	673	15,495
Utilities	10,387	835	11,222	9,531	810	10,341
Repairs and Maintenance	23,606	1,268	24,874	21,941	1,502	23,443
Insurance	3,835	101	3,936	4,309	107	4,416
Expenses from rental operations	65,327	4,177	69,504	61,978	4,481	66,459
Net operating income	$56,761	$10,363	$67,124	$52,124	$10,327	$62,451
Depreciation and amortization [1]			22,246			21,313
Interest [1]			21,885			19,469
Administration of REIT [1]			4,514			4,335
Loss on impairment of property [1]			—			735
Other (expense) income [1]			(2,025)			2,101
Net income			$20,504			$14,498

1Amounts not allocated to reportable segments include depreciation and amortization, interest expense, administration of REIT costs, impairment charges, and other income (expense), which are reviewed by the CODM on a consolidated basis.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

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

As of September 30, 2026	Residential	Commercial	Total

	(in thousands)
Real estate investments	$1,053,271	$161,775	$1,215,046
Accumulated depreciation	(219,611)	(53,097)	(272,708)
Total real estate investments, net	$833,660	$108,678	$942,338
Lease intangible assets, less accumulated amortization	—	1,278	1,278
Cash and cash equivalents			4,599
Restricted deposits			15,224
Investment in unconsolidated affiliates			29,773
Notes receivable			1,398
Notes receivable, affiliates			2,315
Assets held for sale			7,741
Other assets, net			23,156
Total Assets			$1,027,822

As of December 31, 2025	Residential	Commercial	Total

	(in thousands)
Real estate investments	$989,224	$170,115	$1,159,339
Accumulated depreciation	(202,714)	(54,237)	(256,951)
Total real estate investments, net	$786,510	$115,878	$902,388
Lease intangible assets, less accumulated amortization	365	1,633	1,998
Cash and cash equivalents			7,764
Restricted deposits			9,812
Investment in unconsolidated affiliates			29,791
Notes receivable			1,500
Notes receivable, affiliates			2,315
Assets held for sale			2,832
Other assets, net			20,228
Total Assets			$978,628

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 4 – Restricted deposits and FUNDED reserves

The following table summarizes the Trust’s restricted deposits and funded reserves.

	As of September 30,	As of December 31,
	2026	2025

	(in thousands)
Tenant security deposits	$8,469	$8,272
Real estate tax and insurance escrows	1,159	1,198
Replacement reserves	399	342
Other funded reserves	5,197	—
	$15,224	$9,812

NOTE 5 – CONSOLIDATED VARIABLE INTEREST ENTITIES

			Total Assets in Consolidated Affiliates at		Total Liabilities of Consolidated Affiliates at
Consolidated Affiliates	Date Acquired	Trust Ownership Interest	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Sterling Northland, LLC	2015	70%	$35,658	$35,822	$28,524	$29,056
SRENOR1, LLC & SRENOR2, LLC	2024	60%	67,813	68,704	52,580	51,403
SE Rosemount, LLC	2025	75%	33,660	13,038	23,081	2,348
			$137,131	$117,564	$104,185	$82,807

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the consolidated variable interest entities at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025

	(in thousands)
ASSETS
Real estate investments	$152,925	$130,741
Accumulated depreciation	(20,637)	(18,751)
Total Real Estate Investments, net	132,288	111,990
Cash and cash equivalents	1,408	2,669
Restricted deposits	928	726
Financing and lease costs, net	786	584
Other assets, net	1,721	1,595
Total Assets	$137,131	$117,564

LIABILITIES
Mortgage notes payable, net	$95,187	$80,216
Tenant security deposits payable	460	547
Accrued expenses and other liabilities	8,538	2,044
Total Liabilities	104,185	82,807
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	32,946	34,757

Total liabilities and shareholders' equity	$137,131	$117,564

The following is a summary of results of operations of the consolidated variable interest entities for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Income from rental operations	$3,490	$3,635	$10,741	$10,608
Expenses from rental operations	1,634	1,691	5,030	4,955
Net operating income	1,856	1,944	5,711	5,653
Depreciation and amortization	923	967	2,810	3,063
Interest	1,062	1,101	3,267	3,252
Other (income) expense	(12)	(22)	(37)	55
Net loss	$(117)	$(102)	$(329)	$(717)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 – Investment in unconsolidated affiliates

The Company’s investments in unconsolidated real estate ventures, are summarized as follows (in thousands):

			Total Investment in Unconsolidated Affiliates at		Total Assets in Unconsolidated Affiliates at		Total Liabilities of Unconsolidated Affiliates at
Unconsolidated Affiliates	Date Acquired	Trust Ownership Interest	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Banner Building	2007	66.67%	$1,371	$1,347	$8,357	$8,470	$6,355	$6,505
Grand Forks INREIT, LLC	2003	50%	5,229	5,417	19,124	19,848	8,667	9,015
SE Savage, LLC	2019	60%	(1,058)	(575)	27,791	28,783	29,555	30,274
SE Maple Grove, LLC	2019	60%	(152)	553	25,183	26,394	26,381	26,545
SE Rogers, LLC	2020	60%	(431)	40	26,778	28,040	27,594	28,210
ST Oak Cliff, LLC	2021	70%	6,800	5,930	44,083	45,608	34,270	37,073
SE Brooklyn Park, LLC	2021	60%	(345)	144	25,551	26,535	26,076	26,398
ST Fossil Creek, LLC	2022	70%	5,873	5,333	46,231	46,131	38,342	39,013
SHG Emory North Liberty, LLC	2024	99%	10,500	11,027	11,984	12,241	833	482
			$27,787	$29,216	$235,082	$242,050	$198,073	$203,515

Negative investments presented in accrued expenses and other liabilities			1,986	575

Total investment in unconsolidated affiliates			$29,773	$29,791

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

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

ST Oak Cliff, LLC - the Operating Partnership owns a 70% interest in a limited liability company with a related party that holds a multifamily property. The entity is located in Dallas, Texas. The entity is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness.

SE Brooklyn Park, LLC - the Operating Partnership owns a 60% interest in a limited liability company that holds a multifamily property. The entity is located in Brooklyn Park, Minnesota. The property is encumbered by a first mortgage, with the Trust acting as a guarantor on the outstanding indebtedness. The property is also encumbered by a second mortgage to Sterling Properties, LLLP with a balance of $2,294 and $2,294 at September 30, 2026 and December 31, 2025, respectively. The note is included in Notes receivable, affiliates on the Consolidated Balance Sheet at September 30, 2026 and December 31, 2025.

ST Fossil Creek, LLC - the Operating Partnership owns a 70% interest in a limited liability company, with a related party that holds a multifamily property. The entity is located in Fort Worth, Texas. The property is encumbered by a first mortgage.

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

●	SHG owns a 50% interest in Emory North Liberty, LC (“ENL”), a limited company that is developing a multifamily property located in North Liberty, Iowa. SHG has determined that it does not control the key decision-making rights of ENL and is not the primary beneficiary of the entity. Accordingly, ENL is not consolidated by SHG and is also accounted for as an unconsolidated affiliate under the equity method from the date of acquisition.

●	Sterling’s investment in ENL is indirect and is reflected solely through its equity method investment in SHG. Accordingly, ENL is not presented separately in the Company’s unconsolidated affiliate tables. However, the Company considers the underlying activities of ENL to be meaningful to an understanding of its investment in SHG. As of September 30, 2026, ENL had total assets of approximately $65,127 and total liabilities of approximately $43,580, consisting primarily of project-level development and construction financing.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following is a summary of the financial position of the unconsolidated affiliates at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025

	(in thousands)
ASSETS
Real estate investments	$272,153	$272,102
Accumulated depreciation	(57,701)	(51,086)
Total Real Estate Investments, net	214,452	221,016
Cash and cash equivalents	3,952	6,130
Restricted deposits	3,313	1,451
Investment in unconsolidated affiliates	11,506	11,758
Financing and lease costs, net	646	710
Other assets, net	1,213	985
Total Assets	$235,082	$242,050

LIABILITIES
Mortgage notes payable, net	$192,482	$196,774
Tenant security deposits payable	419	428
Accrued expenses and other liabilities	5,172	6,313
Total Liabilities	198,073	203,515
SHAREHOLDERS' EQUITY
Total Shareholders' Equity	37,009	38,535

Total liabilities and shareholders' equity	$235,082	$242,050

The following is a summary of results of operations of the unconsolidated affiliates for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Income from rental operations	$7,538	$7,393	$22,283	$22,072
Expenses from rental operations	3,325	3,430	9,683	9,907
Net operating income	4,213	3,963	12,600	12,165
Depreciation and amortization	2,750	3,348	6,680	10,052
Interest	1,946	1,929	5,984	5,676
Other income (expense)	124	71	169	(237)
Net income (loss)	$(359)	$(1,243)	$105	$(3,800)

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 - Lease intangibles

The following table summarizes the net value of other intangible assets and liabilities and the accumulated amortization for each class of intangible:

	Lease	Accumulated	Lease
As of September 30, 2026	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,280	$(15,242)	$1,038
Above-market leases	1,377	(1,137)	240
	$17,657	$(16,379)	$1,278
Lease Intangible Liabilities
Below-market leases	$(1,309)	$1,191	$(118)

	Lease	Accumulated	Lease
As of December 31, 2025	Intangibles	Amortization	Intangibles, net

Lease Intangible Assets	(in thousands)
In-place leases	$16,744	$(15,051)	$1,693
Above-market leases	1,377	(1,072)	305
	$18,121	$(16,123)	$1,998
Lease Intangible Liabilities
Below-market leases	$(2,107)	$1,930	$(177)

The estimated aggregate amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

	Intangible	Intangible
Years ending December 31,	Assets	Liabilities

	(in thousands)
2026 (October - December)	$75	$17
2027	375	38
2028	308	19
2029	207	17
2030	101	12
Thereafter	212	15
	$1,278	$118

NOTE 8 – LINES OF CREDIT

We have a $4,915 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank, which expires in December 2026; and a $3,500 variable rate (floating SOFR plus 2.00%) line of credit agreement with Old National Bank, which also expires December 2026. We also have a $20,000 variable rate (Prime minus 0.75%) line of credit agreement with Gate City Bank, which expires in November 2028  and a $20,000 variable rate (Prime minus 1.50%) line of credit agreement with Gate City Bank, which expires in  November  2028. The lines of credit are secured by specific properties. At September 30, 2026, the lines of credit have $48,415 available and an unused balance of $48,415 under the agreements. These operating lines are designed to enhance treasury management activities and more effectively manage cash balances. As of September 30, 2026 and December 31, 2025, there was an outstanding balance on the lines of credit of $—  and $16,579, respectively.

Certain lines of credit agreements include covenants that, in part, impose maintenance of certain debt service coverage and debt to net worth ratios.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 9 - NOTES PAYABLE

The following table summarizes the Trust’s mortgage notes payable.

	Principal Balance At
	September 30,	December 31,
	2026	2025
	(in thousands)
Mortgage notes payable, net (a)	$531,614	$513,947
Mortgage notes payable, net, affiliates	76,586	53,797
Less unamortized debt issuance costs	(3,041)	(2,210)
	$605,159	$565,534
(a)	Includes $132,793 and $123,120 of variable rate mortgage debt that was swapped to a fixed rate at September 30, 2026 and December 31, 2025, respectively.

We are required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Years ending December 31,	Amount
(in thousands)
2026 (October - December)	$7,267
2027	81,156
2028	67,689
2029	115,331
2030	87,201
Thereafter	249,556
Total principal payments	608,200
Less unamortized debt issuance costs	(3,041)
605,159

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

As of September 30, 2026, the Trust used 17 interest rate swaps to hedge the variable cash flows associated with variable rate debt. Changes in fair value of the derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are reclassified into interest expense as interest payments are made on the Trust’s variable rate debt. During the next twelve months, the Trust estimates that an additional $3,027 will be reclassified as a decrease to interest expense.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table summarizes the Trust’s interest rate swaps as of September 30, 2026, which effectively convert 30-day average SOFR to a fixed rate:

		Fixed
Effective Date	Notional	Interest Rate	Maturity Date
November 1, 2019	$5,750	3.15%	November 1, 2029
November 1, 2019	$4,004	3.28%	November 1, 2029
January 10, 2020	$2,622	3.39%	January 10, 2030
December 2, 2020	$10,952	2.91%	December 2, 2027
July 1, 2021	$23,051	2.99%	July 1, 2031
November 10, 2021	$25,784	3.54%	August 1, 2029
December 1, 2021	$9,646	3.32%	December 1, 2031
August 15, 2022	$1,309	3.07%	June 15, 2030
August 15, 2022	$2,535	3.07%	June 15, 2030
August 15, 2022	$1,415	2.94%	June 15, 2030
August 15, 2022	$3,742	2.94%	June 15, 2030
May 10, 2023	$4,307	2.79%	June 10, 2030
April 15, 2024	$8,983	3.57%	May 15, 2032
April 15, 2024	$3,507	3.57%	May 15, 2032
April 15, 2024	$12,476	3.57%	May 15, 2032
January 6, 2026	$8,441	5.88%	December 23, 2030
January 21, 2026	$4,269	5.85%	January 15, 2031

The following table summarizes the Trust’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Interest rate swaps	17	15	$132,793	$123,120

The table below presents the estimated fair value of the Trust’s derivative financial instruments as well as their classification in the accompanying consolidated balance sheets. The valuation techniques are described in Note 11 to the consolidated financial statements.

	September 30, 2026		December 31, 2025
Derivatives designated as
cash flow hedges:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets, net	$12,597	Other assets, net	$8,949

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

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the three months ended September 30, 2026 and 2025:

		Location of Gain
		Reclassified from
Derivatives in		Accumulated other	Amount of Gain (Loss)
Cash Flow Hedging	Total Comprehensive	Comprehensive Income	Reclassified from
Relationships	(Loss) Income	(AOCI) into Income	AOCI into Income
	2026		2026
Interest rate swaps	$2,919	Interest expense	$(557)
	2025		2025
Interest rate swaps	$(648)	Interest expense	$(787)

The following table presents the effect of the Trust’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income for the nine months ended September 30, 2026 and 2025:

		Location of Gain
		Reclassified from
Derivatives in		Accumulated other	Amount of Gain (Loss)
Cash Flow Hedging	Total Comprehensive	Comprehensive Income	Reclassified from
Relationships	(Loss) Income	(AOCI) into Income	AOCI into Income
	2026		2026
Interest rate swaps	$4,120	Interest expense	$(1,668)
	2025		2025
Interest rate swaps	$(4,886)	Interest expense	$(2,358)

Credit-risk-related Contingent Features

The Trust’s agreements with each of its derivative counterparties also contain a provision whereby if the Trust consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity, is materially weaker than the Trust’s, the counterparty has the right to terminate the derivative obligations. As of September 30, 2026, the termination value of derivatives in a liability position was $0. The termination value of derivatives in an asset position was $12,597. As of September 30, 2026, the Trust has pledged the properties related to the loans which are hedged as collateral.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 11 - FAIR VALUE MEASUREMENT

The amounts included in the consolidated financial statements for cash and cash equivalents, short-term investments, leasing receivables from tenants and accounts payable and accrued liabilities approximates their fair values because of the short-term maturities of these instruments.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	September 30, 2026		December 31, 2025
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

	(in thousands)
Financial assets:
Notes receivable	$1,398	$968	$1,500	$1,500
Notes receivable, affiliates	$2,315	$2,267	$2,315	$2,192
Derivative assets	$12,597	$12,597	$8,949	$8,949

Financial liabilities:
Lines of Credit	$—	$—	$16,579	$16,579
Mortgage notes payable	$531,614	$476,400	$513,947	$471,230
Mortgage notes payable, affiliates	$76,586	$79,381	$53,797	$54,548
Derivative liabilities	$—	$—	$153	$153

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

September 30, 2026 and 2025 (UNAUDITED)

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2026
Derivative assets	$—	$12,597	$—	$12,597
Derivative liabilities	$—	$—	$—	$—

December 31, 2025
Derivative assets	$—	$8,949	$—	$8,949
Derivative liabilities	$—	$153	$—	$153

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

	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2026
Lines of Credit	$—	$—	$—	$—
Mortgage notes payable	$—	$—	$476,400	$476,400
Mortgage notes payable, affiliate	$—	$—	$79,381	$79,381
Notes receivable	$—	$—	$968	$968
Notes receivable, affiliate	$—	$—	$2,267	$2,267

December 31, 2025
Lines of Credit	$—	$—	$16,579	$16,579
Mortgage notes payable	$—	$—	$471,230	$471,230
Mortgage notes payable, affiliate	$—	$—	$54,548	$54,548
Notes receivable	$—	$—	$1,500	$1,500
Notes receivable, affiliate	$—	$—	$2,192	$2,192

Line of credit:  The Trust estimates the fair value of its line of credit approximates the carrying value due to the relatively short maturity of the instruments and that they carry a variable rate of interest.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Mortgage notes payable: The Trust estimates the fair value of its mortgage notes payable by discounting the future cash flows of each instrument at rates currently offered to the Trust for similar debt instruments of comparable maturities by the Trust’s lenders. The rates used were 7.00% and 5.75% at September 30, 2026 and December 31, 2025, respectively.

Note payable: The Trust estimates the fair value of its note payable approximates the carrying value due to the relatively short maturity of the instruments and that they carry a variable rate of interest.

Notes receivable: The Trust estimates the fair value of its notes receivable by discounting future cash flows of each instrument at rates currently offered to the Trust for similar note instruments of comparable maturities by the Trust’s lenders. The rate used was 12.00% at September 30, 2026 and December 31, 2025.

NOTE 12 – LEASES

As of September 30, 2026, we derived 84.6% of our revenues from residential leases that are generally for terms of one year or less. The residential leases may include lease income related items such as parking, storage and non-refundable deposits that we treat as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore we subsequently recognize lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of September 30, 2026, we derived 15.4% of our revenues from commercial leases primarily under long-term lease agreements. Substantially all commercial leases contain fixed escalations or, in some instances, changes based on the Consumer Price Index, which occur at specified times during the term of the lease. In certain commercial leases, variable lease income, such as percentage rent, is recognized when rents are earned. We recognize rental income and rental abatements from our commercial leases on a straight-line basis over the lease term. Recognition of rental income commences when control of the leased space has been transferred to the tenant.

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

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Lease income related to the Company’s operating leases is comprised of the following:

	Three months ended September 30, 2026
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$38,999	$3,712	$42,711
Lease income related to variable lease payments	—	985	985
Other (a)	(136)	6	(130)
Lease Income (b)	$38,863	$4,703	$43,566

	Three months ended September 30, 2025
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$36,665	$3,945	$40,610
Lease income related to variable lease payments	(1)	1,091	1,090
Other (a)	(721)	(123)	(844)
Lease Income (b)	$35,943	$4,913	$40,856

(a)	For the three months ended September 30, 2026 and 2025, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the three months ended September 30, 2026 and 2025 of $2,803 and $2,870, respectively, which is accounted for under the revenue recognition standard.

	Nine months ended September 30, 2026
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$115,164	$11,502	$126,666
Lease income related to variable lease payments	—	3,256	3,256
Other (a)	(1,306)	(328)	(1,634)
Lease Income (b)	$113,858	$14,430	$128,288

	Nine months ended September 30, 2025
	Residential	Commercial	Total

	(in thousands)
Lease income related to fixed lease payments	$107,263	$11,822	$119,085
Lease income related to variable lease payments	—	3,167	3,167
Other (a)	(986)	(304)	(1,290)
Lease Income (b)	$106,277	$14,685	$120,962

(a)	For the nine months ended September 30, 2026 and 2025, “Other” is comprised of revenue adjustments related to changes in collectability and amortization of above and below market lease intangibles and lease inducements.
(b)	Excludes other rental income for the nine months ended September 30, 2026 and 2025 of $8,346 and $7,944. respectively, which is accounted for under the revenue recognition standard.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

As of September 30, 2026, non-cancelable commercial operating leases provide for future minimum rental income as follows. Residential leases are not included, as the terms are generally for one year or less.

Years ending December 31,	Amount
(in thousands)
2026 (October - December)	$4,331
2027	13,590
2028	12,774
2029	11,668
2030	9,698
Thereafter	18,850
$70,911

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

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Property Management Fees

We paid fees to GOLDMARK Property Management, Inc. related to the management of properties, on-site staff costs and other miscellaneous fees required to run the property. Management fees paid were approximately 5% of net collected rent. In addition, we paid repair and maintenance expenses, and payroll related expenses to GOLDMARK Property Management, Inc.

	Three Months ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)

Onsite staff costs, and other misc.	$4,822	$4,832	$14,859	$14,099
Goldmark Management fees	$1,927	$1,828	$5,692	5,208
R&M related payroll and payroll related expenses	$2,669	$2,528	$7,776	7,427
Sterling Management fees	$31	$25	$84	$76

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

The below table summarizes the fees incurred to our Advisor.

	Three Months ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Fee:
Advisory	$1,247	$1,160	$3,693	$3,417
Acquisition	$-	$375	$416	$375
Disposition	$58	$-	$58	$-
Financing	$18	$44	$147	$75
Project Management	$340	$429	$1,128	$852

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

The below table summarizes the fees payable to our Advisor.

	Payable at
	September 30,	December 31,
	2026	2025

	(in thousands)
Fee:
Advisory	$43	$20
Development	$206	$115
Project Management	$60	$-

Operating Partnership Units Issued in Connection with Acquisitions

During the three months ended September 30, 2026, there were no Operating Partnership units issued. During the three months ended September 30, 2025, there were 438,000 Operating Partnerships units to an entity affiliated with Mr. Regan, one of our trustees. The aggregate value of these units was $10,518. During the nine months ended September 30, 2026, there were  158,000 Operating Partnership units issued to an entity affiliated with Messrs. Regan and Wieland, two of our trustees, in connection with an acquisition. The aggregate value of these units was $4,017. During the nine months ended September 30, 2025, there were 438,000 Operating Partnerships units issued to an entity affiliated with Mr. Regan, one of our trustees, in connection to an acquisition. The aggregate value of these units was $10,518.

Commissions

During the three months ended September 30, 2026, there were no real estate commissions paid to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own an interest. During the three months ended September 30, 2025, we incurred real estate commissions of $100 paid to GOLDMARK Commercial Real Estate, Inc. During the nine months ended September 30, 2026, we incurred real estate commissions of $456 paid to GOLDMARK Commercial Real Estate, Inc., in which Messrs. Regan and Wieland jointly own an interest. During the nine months ended September 30, 2025, we incurred real estate commissions of $100 paid to GOLDMARK Commercial Real Estate, Inc. As of September 30, 2026 and December 31, 2025, there were no unpaid commissions to GOLDMARK Commercial Real Estate, Inc.

During the three months ended September 30, 2026, there were no commissions paid to GOLDMARK Property Management, in which Messrs. Regan and Wieland jointly own an interest. During the three months ended September 30, 2025, there were no commissions paid to GOLDMARK Property Management. During the nine months ended September 30, 2026, we incurred real estate commissions of $100 paid to GOLDMARK Property Management, in which Messrs. Regan and Wieland jointly own an interest. During the nine months ended September 30, 2025, there were no commissions paid to GOLDMARK Property Management. As of September 30, 2026 and December 31, 2025, there were no unpaid commissions to GOLDMARK Property Management.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Rental Income

	Three Months ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Rental Income:
Operating lease agreement with our Advisor	$36	$35	$105	$103
Goldmark Property Management, Inc.	$73	$72	$216	$212
Bell Bank	$328	$321	$981	$961

Due to Related Parties

As of September 30, 2026, and December 31, 2025, the Trust had $352 and $616, respectively, for other related party payables.

Debt Financing

At September 30, 2026 and December 31, 2025, the Trust had $76,586 and $53,797, respectively, of outstanding principal on loans entered into with Bell Bank. During the three months ended September 30, 2026 and 2025, the Trust incurred interest expense on debt held with Bell Bank of $926 and $596, respectively. During the nine months ended September 30, 2026 and 2025, the Trust incurred interest expense on debt held with Bell Bank of $2,398 and $1,756 , respectively. Accrued interest as of September 30, 2026 and December 31, 2025 related to this debt was $183  and $128, respectively.

At September 30, 2026 and December 31, 2025, the Trust had an outstanding principal balance of $16,000 and $10,000, respectively, on a loan entered into with Sterling Office and Industrial Properties, LLLP. During the three months ended September 30, 2026 and 2025, the Trust incurred interest expense on debt held with Sterling Office and Industrial Properties, LLLP of $164 and $66, respectively. During the nine months ended September 30, 2026 and 2025, the Trust incurred interest expense on debt held with Sterling Office and Industrial Properties, LLLP of $215 and $200, respectively. Accrued interest as of September 30, 2026 and December 31, 2025 related to this debt was $59 and $39, respectively.

Mezzanine Financing

The Trust offers mezzanine financing to joint ventures. See Note 6 for investment in unconsolidated affiliates. At September 30, 2026 and December 31, 2025, Sterling issued $2,294 and $2,294 respectively, in second mortgage financing to related entities.

During the three months ended September 30, 2026 and 2025, the Trust earned interest income related to second mortgage financing of $65 and $121, respectively. During the nine months ended September 30, 2026 and 2025, the Trust earned interest income related to second mortgage financing of $194 and $407, respectively.

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

Insurance Services

The Trust retains insurance services from Bell Insurance. Policies provided by these services provide insurance coverage for the Trust’s Commercial and Residential Segment as well as Director and Officer general and liability coverage. For the three months ended September 30, 2026, there were no premiums incurred for this policy. For the three months ended September 30, 2025, there were no premiums incurred for this policy. For the nine months ended September 30, 2026 and 2025, total premiums incurred for this policy were $63 and $65, respectively. At September 30, 2026 and December 31, 2025, there were no outstanding liabilities for this policy.

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

NOTE 15 – DISPOSITIONS

The Trust had one disposition during nine months ended September 30, 2026 and no dispositions during nine months ended September 30, 2025.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres (Unaudited)	Total Disposition Cost	Gain/(Loss) on Sale
8/25/26	Parkway Office	Fargo, ND	Office	16,937 square feet	$2,300	$1,082
					$2,300	$1,082

STERLING REAL ESTATE TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 and 2025 (UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

NOTE 16 – ACQUISITIONS OF CONSOLIDATED PROPERTIES

The Trust had two acquisitions during the nine months ended September 30, 2026.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Net Assets Acquired
2/9/26	Stonebridge Apartments	Fargo, ND	Apartment Complex	246 units	$26,716
5/12/26	Patricia Ann Apartments	Fargo, ND	Apartment Complex	36 units	1,702
					$28,418

The Trust had one acquisition during the nine months ended September 30, 2025.

Date	Property Name	Location	Property Type	Units/ Square Footage/ Acres	Total Net Assets Acquired
7/16/25	Sterling Pointe	Grand Forks, ND	Apartment Complex	196 units	$21,373
					$21,373

The table below represents a summary of the purchase accounting allocation and reconciliation to net cash consideration of the properties acquired.

	September 30,
	2026	2025
Real estate investment acquired	$27,718	$21,008
Acquired lease intangible assets	753	792
Assumed assets	34	345
Total Assets Acquired	$28,505	$22,145
Other liabilities	(87)	(772)
Net assets acquired	28,418	21,373
Equity/limited partnership unit consideration	(10,045)	(10,518)
Net cash consideration	$18,373	$10,855

NOTE 17 - SUBSEQUENT EVENTS

On October 15, 2026, we paid a dividend or distribution of $0.3188 per share on our common shares of beneficial interest or limited partnership units, respectively, to common shareholders and limited partnership unit holders of record on September 30, 2026.

On October 28, 2026, the Trust disposed of a commercial property located in Marshall, Minnesota for $5,000.

On October 30, 2026, the Trust disposed of a commercial property located in Marquette, Michigan for $2,320.

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

Overview

Sterling Real Estate Trust d/b/a Sterling Multifamily Trust (“Sterling”, “the Trust” or “the Company”) is a registered, but unincorporated business trust organized in North Dakota in December 2002.  Sterling has elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856-860 of the Internal Revenue Code, which requires that 75% of the assets of a REIT consist of real estate assets and that 75% of its gross income be derived from real estate. The net income of the REIT is allocated in accordance with the stock ownership in the same fashion as a regular corporation.  Our real estate portfolio consisted of 176 properties containing 12,425 apartment units and approximately 1,142,000 square feet of leasable commercial space as of September 30, 2026. The portfolio has a net book value of real estate investments (cost less accumulated depreciation) of $942,338, which includes construction in progress. Sterling’s current acquisition strategy and focus is on multifamily apartment properties.

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

To the extent impairment has occurred, the Trust will record an impairment charge calculated as the excess of the carrying value of the asset over its fair value. Based on our evaluation, there was no impairment loss during the three and nine months ended September 30, 2026 and one impairment loss of $735 during the three and nine months ended September 30, 2025.

There have been no material changes in our Critical Accounting Policies as disclosed in Note 2 to our financial statements for the nine months ended September 30, 2026 included elsewhere in this report.

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

Principal Business Activity

Sterling currently owns 176 properties included in the consolidated financial statements. The Trust’s 143 residential properties are located in North Dakota, Minnesota, Missouri, Nebraska, and Texas and are principally multifamily apartment buildings.  The Trust owns 33 commercial properties primarily located in North Dakota with others located in Arkansas, Colorado, Iowa, Louisiana, Michigan, Minnesota, Mississippi, Nebraska and Wisconsin. The commercial properties include retail, office, industrial, restaurant and medical properties.  Presently, the Trust’s mix of properties is 84.6% residential and 15.4% commercial (based on cost) with a total carrying value of $942,338 at September 30, 2026. Currently our  focus is limited to multifamily apartment properties. We will consider unsolicited offers for purchase of commercial properties on a case-by-case basis.

Residential Property	Location	No. of Properties	Units
	North Dakota	121	7,977
	Minnesota	16	3,375
	Missouri	1	164
	Nebraska	4	639
	Texas	1	270
		143	12,425

Commercial Property	Location	No. of Properties	Sq. Ft
	North Dakota	15	456,000
	Arkansas	2	28,000
	Colorado	1	17,000
	Iowa	1	36,000
	Louisiana	1	15,000
	Michigan	1	12,000
	Minnesota	5	481,000
	Mississippi	1	15,000
	Nebraska	1	19,000
	Wisconsin	5	63,000
		33	1,142,000

Results of Operations

Management Highlights

●	Increased revenues from rental operations by $2,640 or 6.0% for the three months ended September 30, 2026, compared to the same three month period in 2025.
●	Increased revenues from rental operations by $7,718 or 6.0% for the nine months ended September 30, 2026, compared to same nine month period in 2025.
●	Increased Net Operating Income by $3,687 or 18.6% for the three months and $4,673 or 7.5% for the nine months ended September 30, 2026, compared to the same periods in 2025.
●	Declared dividends aggregating $0.9563 per common share for the nine months ended September 30, 2026.

Results of Operations for the Three Months Ended September 30, 2026 and 2025

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Residential	Commercial	Total	Residential	Commercial	Total

	(unaudited)			(unaudited)
	(in thousands)			(in thousands)
Real Estate Revenues	$41,652	$4,718	$46,370	$38,764	$4,966	$43,730
Real Estate Expenses
Real Estate Taxes	3,846	365	4,211	4,233	449	4,682
Property Management	5,124	241	5,365	5,092	223	5,315
Utilities	3,027	326	3,353	2,836	310	3,146
Repairs and Maintenance	8,349	410	8,759	8,829	544	9,373
Insurance	1,142	33	1,175	1,359	35	1,394
Total Real Estate Expenses	21,488	1,375	22,863	22,349	1,561	23,910
Net Operating Income	$20,164	$3,343	23,507	$16,415	$3,405	19,820
Interest			7,370			6,828
Depreciation and amortization			7,093			7,592
Administration of REIT			1,430			1,391
Loss on impairment of property			—			735
Other expense			(953)			597
Net Income			$8,567			$2,677

Net Income Attributed to:
Noncontrolling Interest			$5,013			$1,570
Sterling Real Estate Trust			$3,554			$1,107
Dividends per share (1)			$0.3188			$0.3000
Earnings per share			$0.26			$0.08
Weighted average number of common shares			13,475			13,032

(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $46,370 for the three months ended September 30, 2026 increased $2,640 or 6.0% in comparison to the same period in 2025. Residential property revenues increased $2,888 and commercial property revenues decreased $ (248) for the three months ended September 30, 2026 in comparison to the same period in 2025.

The following table illustrates occupancy percentages for the three month periods indicated:

	September 30,	September 30,
	2026	2025
Residential	94.2%	93.0%
Commercial	85.7%	90.0%

Residential revenues for the three months ended September 30, 2026 increased $2,888 or 7.5% in comparison to the same period for 2025. Residential properties acquired since September 30, 2025 contributed approximately $540 of the increase in total residential revenues in the three months ended September 30, 2026. The remaining increase is due to increased rent charges at our stabilized properties. Residential revenues comprised 89.8% of total revenues for the three months ended September 30, 2026 compared to 88.6% of total revenues for the three months ended September 30, 2025.

For the three months ended September 30, 2026 total commercial revenues decreased $ (248) or 5.0% in comparison to the same period for 2025. The decrease is primarily attributed to lower commercial occupancy (85.7% at September 30, 2026, compared to 90.0% at September 30, 2025), lower common area maintenance reimbursements and the sale of Parkway Office Building in August 2026. Commercial revenues comprised 10.2% of the total revenues for the three months ended September 30, 2026 compared to 11.4% of total revenues for the three months ended September 30, 2025. As commercial properties are sold, commercial revenues are expected to continue declining as a percentage of total revenues.

Expenses

Residential expenses from operations of $21,488 during the three months ended September 30, 2026 decreased ($861) or (3.9)% in comparison to the same period in 2025. The decrease is primarily attributed to decreases of $480 or 5.4%, $387 or 9.1% and $217 or 16.0% for repairs and maintenance, real estate taxes and insurance, respectively. These decreases were partially offset by an increase of $191 or 6.7% in utilities. The decrease in repairs and maintenance was primarily due to lower flooring, appliance and laundry, and plumbing costs and higher resident chargebacks, partially offset by higher maintenance staff and cooling system costs. Insurance expense decreased primarily due to more favorable renewal rates in the second quarter.

Commercial expenses from operations of $1,375 during the three months ended September 30, 2026 decreased $186 or 11.9% in comparison to the same period in 2025. The decrease is primarily attributed to decreases of $134 or 24.6% in repairs and maintenance and $84 or 18.7% in real estate taxes. The decrease is partially offset by increases of $18 or 8.1% in property management and $16 or 5.2% in utilities during the three months ended September 30, 2026.

Interest expense of $7,370 during the three months ended September 30, 2026 increased $542 or 7.9% in comparison to the same period in 2025. The increase in interest expense was primarily driven by elevated interest rates and increased mortgage balance for the three months ended September 30, 2026 as compared to the same period in 2025. The increase was partially offset by a $245 decrease in interest on our lines of credit. Interest expense as a percentage of total revenues for the three months ended September 30, 2026 and 2025 was 15.9% and 15.6%, respectively.

Depreciation and amortization expense of $7,093 during the three months ended September 30, 2026 decreased $ (499) or (6.6)% in comparison to the same period in 2025. The decrease is primarily due to a $722 decrease in amortization expense as lease intangibles became fully amortized, partially offset by a $273 increase in depreciation expense. Amortization expense will continue to decrease as lease intangibles become fully amortized but will increase upon acquisitions of intangible assets. Depreciation and amortization expense as a percentage of total revenues for the three months ended September 30, 2026 and 2025 was 15.3% and 17.4%, respectively.

REIT administration expenses of $1,430 during the three months ended September 30, 2026 increased $39 or 2.8% in comparison to the same period in 2025. The increase is primarily due to an increase in advisor fees of $87, which reflects the acquisitions of Falcon Apartments and Stonebridge Apartments offset by the disposition of Courtyard Apartments, partially offset by a decrease in legal and accounting fees of $29.

Other income of $953 during the three months ended September 30, 2026 compared to other expense of $597 in the same period in 2025, a favorable change of $1,550. The change is primarily attributable to a $1,082 gain on the sale of Parkway Office Building in August 2026 and a $620 improvement in results from operations of unconsolidated affiliates (a loss of $249 compared to a loss of $870 in the same period in 2025), partially offset by a $141 decrease in interest income.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Residential	Commercial	Total	Residential	Commercial	Total

	(in thousands)			(in thousands)
Real Estate Revenues	$122,088	$14,540	$136,628	$114,102	$14,808	$128,910
Real Estate Expenses
Real Estate Taxes	11,852	1,279	13,131	11,375	1,389	12,764
Property Management	15,647	694	16,341	14,822	673	15,495
Utilities	10,387	835	11,222	9,531	810	10,341
Repairs and Maintenance	23,606	1,268	24,874	21,941	1,502	23,443
Insurance	3,835	101	3,936	4,309	107	4,416
Real Estate Expenses	65,327	4,177	69,504	61,978	4,481	66,459
Net Operating Income	$56,761	$10,363	67,124	$52,124	$10,327	62,451
Interest			21,885			19,469
Depreciation and amortization			22,246			21,313
Administration of REIT			4,514			4,335
Loss on impairment of property			—			735
Other (income) expense			(2,025)			2,101
Net Income			$20,504			$14,498

Net Income Attributed to:
Noncontrolling Interest			$11,999			$8,426
Sterling Real Estate Trust			$8,505			$6,072
Dividends per share (1)			$0.9563			$0.9000
Earnings per share			$0.6400			$0.4700
Weighted average number of common shares			13,359			12,970
(1)	Does not take into consideration the amounts distributed by the Operating Partnership to limited partners.

Revenues

Property revenues of $136,628 for the nine months ended September 30, 2026 increased $7,718 or 6.0% in comparison to the same period in 2025. Residential property revenues increased $7,986 and commercial property revenues decreased $268 for the nine months ended September 30, 2026 from the prior year’s comparable period.

The following table illustrates occupancy percentages for the nine month periods indicated:

	September 30,	September 30,
	2026	2025
Residential	94.0%	93.2%
Commercial	85.7%	90.0%

Residential revenues for the nine months ended September 30, 2026 increased $7,986 or 7.0% in comparison to the same period for 2025. Residential properties acquired since September 30, 2025 contributed approximately $2,755 of the increase in total residential revenues. The remainder of the increase is due to continued growth in rent charges at our stabilized properties. Residential revenues comprised 89.4% of total revenues for the nine months ended September 30, 2026 compared to 88.5% of total revenues for the nine months ended September 30, 2025.

For the nine months ended September 30, 2026, total commercial revenues decreased $ (268) or 1.8% in comparison to the same period for 2025. The decrease is attributed to the sale of three commercial buildings in 2025 and Parkway Office Building in August 2026. Commercial revenues comprised 10.6% of the total revenues for the nine months ended September 30, 2026 compared to 11.5% of total revenues for the nine months ended September 30, 2025.

Expenses

Residential expenses from operations of $65,327 during the nine months ended September 30, 2026 increased $3,349 or 5.4% in comparison to the same period in 2025. The increase is primarily attributed to increases of $1,665 or 7.6%, $856 or 9.0%, $825 or 5.6% and $477 or 4.2% for repairs and maintenance, utilities, property management fees and real estate taxes, respectively. The increase is offset by a decrease in insurance expense of $474 or 11.0%, during the nine months ended September 30, 2026. The increase in repairs and maintenance was primarily due to higher maintenance staff, interior painting, cooling systems and snow removal costs. The increase in utilities was primarily due to higher water and sewer, electricity and garbage removal costs. The decrease in insurance was primarily due to lower property insurance expense.

Commercial expenses from operations of $4,177 during the nine months ended September 30, 2026 decreased $304 or 6.8% in comparison to the same period in 2025. The decrease is primarily attributed to decreases of $234 or 15.6% in repairs and maintenance and $110 or 7.9% in real estate taxes during the nine months ended September 30, 2026.

Interest expense of $21,885 during the nine months ended September 30, 2026 increased $2,416 or 12.4% in comparison to the same period in 2025. The increase in interest expense was largely due to acquisitions closed since September 30, 2025. During the nine months ended September 30, 2026 and 2025, interest expense was 16.0% and 15.1% of total revenues, respectively.

Depreciation and amortization expense of $22,246 for the nine months ended September 30, 2026 increased $933 or 4.4% in comparison to the same period in 2025. The primary reason for the increase is attributed to additional depreciation of acquired properties. Depreciation and amortization expense as a percentage of total revenues for the nine months ended September 30, 2026 and 2025 was 16.3% and 16.5%, respectively.

REIT administration expenses of $4,514 for the nine months ended September 30, 2026 increased $179 or 4.1% in comparison to the same period in 2025. The increase is primarily due to an increase in advisor fees of $277. This is partially offset by decreases in legal and accounting fees of $87 and audit and tax related projects of $90.

Other income of $2,025 for the nine months ended September 30, 2026, compared to other expense of $2,101 for the same period in 2025, a favorable change of $4,126, or 196.4%. The change was primarily driven by $1,280 of income recognized during the first quarter resulting from the correction of depreciation expense that had been recorded using an incorrect methodology in prior periods. Management evaluated the cumulative impact of the depreciation error on previously issued financial statements and concluded that the effects on those prior periods were not material; accordingly, the cumulative correction was recorded in the period ending March 31, 2026. The Company also recognized a gain of $239 from an insurance claim during the first quarter, a gain of $1,082 from the sale of Parkway Office Building during the third quarter and a $181 favorable adjustment from the refund of previously accrued real estate taxes following the successful contest of valuations for certain properties. Each of the items described above was non-recurring in nature. The remainder of the favorable change was primarily attributable to improved results from operations of unconsolidated affiliates, partially offset by lower interest income.

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

Construction in progress as of September 30, 2026, consists primarily of construction at residential properties located in North Dakota, Missouri and Minnesota. Rosedale Estates in Roseville, Minnesota has a parking lot project with a budget of $6,031, of which $5,991 has been incurred as of September 30, 2026. Quail Creek in Springfield, Missouri has a project to replace a building destroyed by fire, with a budget of $6,000, of which $1,367 has been incurred as of September 30, 2026. Remaining construction in progress primarily relates to parking lot replacements, property rehabilitations, window and patio replacements, roof upgrades, CCTV camera installations, and other property improvements across multiple residential properties.

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

The following tables include calculations of FFO, and the reconciliations to net income, for the three and nine months ended September 30, 2026 and 2025, respectively. We believe these calculations are the most comparable GAAP financial measure (in thousands):

Reconciliation of Net Income Attributable to Sterling to FFO Applicable to Common Shares and Limited Partnership Units

	Three months ended September 30, 2026		Three months ended September 30, 2025
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(unaudited)
	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$3,554	13,475	$1,107	13,032

Adjustments:
Noncontrolling Interest - Operating Partnership Units	5,055	19,129	1,622	18,904
Depreciation & Amortization from continuing operations (1)	6,768		7,254
Pro rata share of unconsolidated affiliate depreciation and amortization	1,726		2,233
Loss on impairment of real estate investments	—		735
Subtract:
Gain on sales of land, depreciable real estate, investment in equity method investee, and change in control of real estate investments	(1,082)		—
Funds from operations applicable to common shares and limited partnership units (FFO)	$16,021	32,604	$12,951	31,936
(1)	Excludes the portion allocated to noncontrolling interest in the amount of $325 and $338 for the three months ended September 30, 2026 and 2025, respectively.

	Nine months ended September 30, 2026		Nine months ended September 30, 2025
		Weighted Avg		Weighted Avg
		Shares and		Shares and
	Amount	Units	Amount	Units

	(in thousands, except per share data)
Net Income attributable to Sterling Real Estate Trust	$8,505	13,359	$6,072	12,970

Adjustments:
Noncontrolling Interest - Operating Partnership Units	12,151	19,075	8,735	18,666
Depreciation & Amortization from continuing operations (1)	21,260		20,231
Pro rata share of unconsolidated affiliate depreciation and amortization	4,054		6,741
Loss on impairment of real estate investments	—		735
Subtract:
Gain on sale of depreciable real estate	(1,082)		—
Funds from operations applicable to common shares and limited partnership units (FFO)	$44,888	32,434	$42,514	31,636
(1)	Excludes the portion allocated to noncontrolling interest in the amount of $986 and $1,082 for the nine months ended September 30, 2026 and 2025, respectively.

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

As of September 30, 2026, our unrestricted cash resources consisted of cash and cash equivalents totaling $4,599. Our unrestricted cash reserves can be used for working capital needs and other commitments. In addition, we had unencumbered properties with a gross book value of $40,770, which could potentially be used as collateral to secure additional financing in future periods.

Credit Facilities

The Trust maintains two variable rate lines of credit with Old National Bank: a $4,915 facility and a $3,500 facility, each bearing interest at a variable rate (floating SOFR plus 2.00%) and expiring in December 2026. Management expects to renew both facilities upon expiration. The Trust also maintains two variable rate lines of credit with Gate City Bank, each expiring in November 2028: a $20,000 facility bearing interest at a variable rate (Prime minus 1.50%) and a $20,000 facility bearing interest at a variable rate (Prime minus 0.75%).

At September 30, 2026, the lines of credit had $48,415 available and an unused balance of $48,415 under the agreements. The lines of credit are secured by specific properties. The Trust anticipates it will hold the lines of credit as cash resources to the Trust.

Capital and Equity

The sale of our securities and issuance of limited partnership units of the Operating Partnership in exchange for property acquisitions and sale of additional common or preferred shares is also expected to be a source of long-term capital for the Trust.

During the nine months ended September 30, 2026, we did not sell any common shares in private placement. During the nine months ended September 30, 2026, we issued 280,000 and 115,000 common shares under the dividend reinvestment plan and optional share purchases, respectively, which raised gross proceeds of $9,544. During the nine months ended September 30, 2025, we did not sell any common shares in private placement. During the nine months ended September 30, 2025, we issued 277,000 and 87,000 common shares under the dividend reinvestment plan and as optional share purchases, respectively, which raised gross proceeds of $8,400.

Additionally, to reduce our cash investment and liquidity needs, the Trust utilizes the UPREIT structure whereby we can acquire property in whole or in part by issuing partnership units in lieu of cash payments. During the nine months ended September 30, 2026, the Trust issued approximately 394,000 limited partnership units of the Operating Partnership valued at $25.50 per unit of an aggregate consideration of approximately $10,045 for the purchase of real estate investments. During the nine months ended September 30, 2025, the Trust issued approximately 438,000 limited partnership units of the Operating Partnership valued at $24.00 per unit of an aggregate consideration of approximately $10,518 for the purchase of real estate investments.

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

	Nine Months Ended
	September 30,
	2026	2025

	(in thousands)
Net cash flows provided by operating activities	$51,238	$37,828
Net cash flows used in investing activities	$(54,453)	$(26,333)
Net cash flows provided by financing activities	$5,462	$(9,099)

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

Net cash provided by operating activities was $51,238 and $37,828 for the nine months ended September 30, 2026 and 2025, respectively, which consists primarily of net income from property operations adjusted for non-cash depreciation and amortization.

Investing Activities

Our investing activities generally consist of real estate-related transactions (purchases and sales of properties) and payments of capitalized property-related costs such as intangible assets and reserve escrows.

Net cash used in investing activities was $ (54,453) and $(26,333) for the nine months ended September 30, 2026 and 2025, respectively (this does not include the value of UPREIT units issued in connection with investing activities). For the nine months ended September 30, 2026 and 2025, cash flows used in investing activities related specifically to the acquisition of properties and capital expenditures were $56,913 and $27,207, respectively.  Cash outlays related to investments in unconsolidated affiliates were $(1,532) and $(4,540) for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, there were no proceeds from the maturity of securities. Proceeds from the sale of real estate investments during the nine months ended September 30, 2026 and 2025, were $2,228 and $-, respectively.

Financing Activities

Our financing activities generally consist of funding property purchases by raising proceeds and securing mortgage notes payable as well as paying dividends, paying syndication costs and making principal payments on mortgage notes payable.

Net cash provided by financing activities was $5,462 for the nine months ended September 30, 2026. Net cash used in financing was $9,099 for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we paid $23,781 in dividends and distributions, redeemed $3,715 of shares and units, received $116,585 from new mortgage notes payable and made mortgage principal payments of $74,299. For the nine months ended September 30, 2025, we paid $21,572 in dividends and distributions, redeemed $7,677 of shares and units, received $30,354 from new mortgage notes payable, and made mortgage principal payments of $27,513.

Dividends and Distributions

Common Stock

We declared cash dividends to our shareholders during the period from January 1, 2026 to September 30, 2026 totaling $12,771 or $0.9563 per share, of which $5,801 were cash dividends and $6,970 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $51,238 of cash flows from operations.

We declared cash dividends to our shareholders during the period from January 1, 2025 to September 30, 2025 totaling $11,649 or $0.9000 per share, of which $5,311 were cash dividends and $6,338 were reinvested through the dividend reinvestment plan. The cash dividends were paid from our $37,828 of cash flows from operations.

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

The following table presents certain information regarding our dividend coverage:

	Nine Months Ended
	September 30,
	2026	2025

	(in thousands)
Cash flows provided by operations (net income of $20,504 and $14,498, respectively)	$51,238	$37,828
Distributions in excess of earnings received from unconsolidated affiliates	1,662	970
Proceeds from sale of real estate investments and non-real estate investments	2,228	83
Dividends declared	(12,771)	(11,649)
Excess	$42,357	$27,232

Limited Partnership Units

The Operating Partnership agreement provides that our Operating Partnership will distribute to the partners (subject to certain limitations) cash from operations on a quarterly basis (or more frequently, if we so elect) in accordance with the percentage interests of the partners. We determine the amounts of such distributions in our sole discretion.

For the nine months ended September 30, 2026, the Operating Partnership declared distributions totaling $18,285 to holders of limited partnership units in our Operating Partnership, which we paid on April 15; July 15; and October 15 2026.  Declared distributions are included in dividends payable on the balance sheet. Distributions were paid at a rate of $0.3188 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

For the nine months ended September 30, 2025, we declared quarterly distributions totaling $16,781 to holders of limited partnership units in our Operating Partnership, which we paid on April 15; July 15; and October 15, 2025 . Distributions were paid at a rate of $0.3000 per unit per quarter, which is equal to the per share distribution rate paid to the common shareholders.

Sources of Dividends and Distributions

For the nine months ended September 30, 2026, we paid aggregate dividends of $12,420, of which $5,742 were paid with cash flows provided by operating activities and $6,675 were reinvested. Our FFO for the nine months ended September 30, 2026 was $44,888. Therefore, our management believes our distribution policy is sustainable over time. For the nine months ended September 30, 2025, we paid aggregate dividends of $11,433, of which $5,106 were paid with cash flows provided by operating activities and $6,327 were reinvested. Our FFO was $42,514 for the nine months ended September 30, 2025. For a further discussion of FFO, including a reconciliation of FFO to net income, see “Funds from Operations” above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Trust is exposed to certain risk arising from both its business operations and economic conditions and principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Trust manages economic risks, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities. The principal material financial market risk to which we are exposed, is interest-rate risk, which the Trust manages through the use of derivative financial instruments. Specifically, the Trust enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. During the nine months ended September 30, 2026, the Trust used 17 interest rate swaps to hedge the variable cash flows associated with market interest rate risk. These swaps have an aggregated notional amount of $132,793 at September 30, 2026. We do not enter into derivative instruments for trading or speculative purposes. The interest rate swaps expose us to credit risk in the event of non-performance by the counterparty under the terms of the agreement.

As of September 30, 2026, the Trust had $132,793 of variable-rate borrowings, with the total outstanding balance fixed through interest rate swaps. Even though our goal is to maintain a fairly low exposure to interest rate risk, we may become vulnerable to significant fluctuations in interest rates on any future repricing or refinancing of our fixed or variable rate debt or future debt.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third fiscal quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Sale of Securities

Neither Sterling nor the Operating Partnership issued any unregistered securities during the three months ended September 30, 2026.

Redemptions of Securities

Set forth below is information regarding common shares and limited partnership units redeemed during the three and nine months ended September 30, 2026:

			Average	Total Number of	Total Number of	Approximate Dollar Value of
	Total Number	Total Number	Price	Shares Redeemed	Units Redeemed	Shares (or Units) that May
	of Common	of Limited	Paid per	as Part of	as Part of	Yet Be Redeemed Under
	Shares	Partner Units	Common	Publicly Announced	Publicly Announced	Publicly Announced
Period	Redeemed	Redeemed	Share/Unit	Plans or Programs	Plans or Programs	Plans or Programs
January 1-31, 2026	4,000	29,000	$24.22	2,034,000	1,847,000	$7,280
February 1-28, 2026	9,000	3,000	$24.22	2,043,000	1,850,000	$6,998
March 1-31, 2026	3,000	31,000	$24.22	2,046,000	1,881,000	$31,168
Total	16,000	63,000

April 1-30, 2026	23,000	1,000	$24.22	2,069,000	1,882,000	$30,596
May 1-31, 2026	1,000	17,000	$24.22	2,070,000	1,899,000	$30,160
June 1-30, 2026	2,000	2,000	$24.22	2,072,000	1,901,000	$30,061
Total	26,000	20,000

July 1-31, 2026	5,000	3,000	$24.22	2,077,000	1,904,000	$29,882
August 1-31, 2026	11,000	4,000	$24.22	2,088,000	1,908,000	$29,516
September 1-30, 2026	5,000	—	$24.22	2,093,000	1,908,000	$29,393
Total	21,000	7,000

For the three months ended September 30, 2026, we redeemed all shares or units for which we received redemption requests. In addition, for the three months ended September 30, 2026, all common shares and units redeemed were redeemed as part of the publicly announced plans.

The Amended and Restated Share Redemption Plan, effective March 19, 2026, permits us to repurchase common shares held by our shareholders and limited partnership units held by partners of our Operating Partnership, up to an aggregate amount of $100,000 worth of shares and units, upon request by the holders after they have held them for at least one year and subject to other conditions and limitations described in the plan. The amount remaining to be redeemed as of September 30, 2026, was $29,393. The redemption price for such shares and units redeemed under the plan was fixed at $24.22 per share or unit, which became effective January 1, 2026. The redemption plan will terminate in the event the shares become listed on any national securities exchange, the subject of bona fide quotes on any inter-dealer quotation system or electronic communications network or are the subject of bona fide quotes in the pink sheets. Additionally, the Board, in its sole discretion, may terminate, amend or suspend the redemption plan at any time if it determines to do so is in our best interest.

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

3.2	Amendment to Articles of Organization of Sterling Real Estate Trust dated August 1, 2014 (incorporated by reference to Exhibit 5.02 to the Company’s Current Report on Form 8-K filed June 24, 2014).

3.3	Amended and Restated Bylaws dated June 2, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 3, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Sterling Real Estate Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2026  and December 31, 2025; (ii) Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2026 and 2025; (iii) Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026  and 2025, and; (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:November 4, 2026

STERLING REAL ESTATE TRUST

By:	/s/ Kenneth P. Regan
Kenneth P. Regan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Megan E. Schreiner
Megan E. Schreiner
Chief Financial Officer
(Principal Financial Officer)